Form 10-Q
period 1996-03-31
PHARMACYCLICS INC
filed 1996-05-13
CIK 949699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

                                       OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the transition period from       to
                                            ------    -------

                         Commission File Number: 0-27066
                                                 -------

                               Pharmacyclics, Inc.
             (Exact name of Registrant as specified in its charter)


                  Delaware                             94-3148201
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)


   995 E. Arques Avenue, Sunnyvale, CA                  94086-4521
 (Address of principal executive offices)               (zip code)


       Registrant's telephone number, including area code: (408) 774-0330



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        . No             .
    --------------     ------------

As of March 31, 1996, there were 8,477,524 shares of the Registrant's Common Stock outstanding, par value $0.0001.


This quarterly report on Form 10-Q consists of 21 pages of which this is page 1. The Exhibit Index is located at page 20.


                               Pharmacyclics, Inc.
                                Table of Contents


Part I.  Financial Information                                                            Page Number
         ---------------------                                                            -----------

         Item 1.  Financial Statements (unaudited)

                  Condensed Balance Sheet as of March 31, 1996 and
                  June 30, 1995 ............................................................    3

                  Condensed Statement of Operations for the three and nine months ended
                  March 31, 1996 and 1995 ..................................................    4

                  Condensed Statement of Cash Flows for the nine months ended
                  March 31,1996 and 1995 ...................................................    5

                  Notes to Condensed Financial Statements ..................................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operation ................................................................    9

Part II. Other Information

         Item 1.  Legal Proceedings ........................................................   18

         Item 2.  Changes in Securities ....................................................   18

         Item 3.  Defaults Upon Senior Securities ..........................................   18

         Item 4.  Submission of Matters to a Vote of Security Holders ......................   18

         Item 5.  Other Information ........................................................   18

         Item 6.  Exhibits and Reports on Form 8-K .........................................   18

Signatures .................................................................................   19


Part I.  Financial Information

         Item 1.  Financial Statements

                               Pharmacyclics, Inc.
                          (a development stage company)
                             Condensed Balance Sheet
                            (in thousands, unaudited)

                                                                                   March 31,        June 30,
                                                                                     1996             1995
                                                                                ------------      -----------
ASSETS
   Current assets:
     Cash and cash equivalents.................................................. $  15,204         $    376
     Short term investments.....................................................     9,012               --
     Prepaid expenses and other current assets..................................        78              164
                                                                                 ---------         --------
        Total current assets....................................................    24,294              540
   Property and equipment, net..................................................     2,493            2,850
   Other assets.................................................................       149              149
                                                                                 ---------         --------
                                                                                 $  26,936         $  3,539
                                                                                 =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Notes payable.............................................................. $      --         $  2,000
     Accounts payable...........................................................       307              689
     Accrued liabilities........................................................       264              257
     Current portion of capital lease obligations...............................       838              749
                                                                                 ---------         --------
        Total current liabilities...............................................     1,409            3,695
   Capital lease obligations, less current portion..............................       909            1,429
   Deferred rent................................................................       101               67
                                                                                 ---------         --------
        Total liabilities.......................................................     2,419            5,191
                                                                                 ---------         --------
   Stockholders' equity (deficit):
     Common stock...............................................................         1               --
     Convertible preferred stock................................................        --               --
     Additional paid-in capital.................................................    49,712           18,071
     Accumulated deficit........................................................   (25,196)         (19,723)
                                                                                 ---------         --------
        Total stockholders' equity (deficit)....................................    24,517           (1,652)
                                                                                 ---------         --------
                                                                                 $  26,936         $  3,539
                                                                                 =========         ========

                   The accompanying notes are an integral part
                    of these condensed financial statements.


                               Pharmacyclics, Inc.
                          (a development stage company)
                        Condensed Statement of Operations
                (in thousands, except per share data, unaudited)

                                                                                Three Months Ended    Nine Months Ended
                                                                                    March 31,             March 31,
                                                                                ------------------    ------------------
                                                                                  1996       1995       1996       1995
                                                                                -------    -------    -------    -------

Revenues:
   License and grant revenues ...............................................   $  --      $  --      $   301    $  --
                                                                                -------    -------    -------    -------
Operating expenses:
   Research and development .................................................     1,926      2,528      5,199      6,964
   General and administrative ...............................................       428        245        982        728
                                                                                -------    -------    -------    -------
     Total operating expenses ...............................................     2,354      2,773      6,181      7,692
                                                                                -------    -------    -------    -------
Loss from operations ........................................................    (2,354)    (2,773)    (5,880)    (7,692)
Interest and other income/(expense), net ....................................       286        (50)       407        (96)
                                                                                -------    -------    -------    -------
Net loss ....................................................................   $(2,068)   $(2,823)   $(5,473)   $(7,788)
                                                                                =======    =======    =======    =======
Net loss per share ..........................................................   $ (0.24)              $ (0.72)
                                                                                =======               =======
Weighted average common and
   common equivalent shares .................................................     8,471                 7,578
                                                                                =======               =======

Pro forma net loss per share ................................................               $ (0.45)             $ (1.23)
                                                                                            =======              =======
Pro forma weighted average common
   and common equivalent shares .............................................                 6,341                6,341
                                                                                            =======              =======

                     The accompanying notes are an integral
                 part of these condensed financial statements.



                               Pharmacyclics, Inc.
                          (a development stage company)
                        Condensed Statement of Cash Flows
                            (in thousands, unaudited)

                                                                                                          Nine Months Ended
                                                                                                               March 31,
                                                                                                   ---------------------------------
                                                                                                      1996                  1995
                                                                                                   ----------              ---------
Cash flows from operating activities:
Net loss .............................................................................              $ (5,473)              $ (7,788)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization .....................................................                   496                    419
   Changes in assets and liabilities:
     Prepaid expenses and other assets ...............................................                    86                    (81)
     Accounts payable ................................................................                  (382)                  (231)
     Accrued liabilities .............................................................                    58                   --
     Deferred rent ...................................................................                    34                     34
                                                                                                   ----------              ---------
Net cash used in operating activities ................................................                (5,181)                (7,647)
                                                                                                   ----------              ---------
Cash flows from investing activities:
   Purchases of property and equipment ...............................................                   (16)                     2
   Purchase of short term investments ................................................                (9,012)                  --
                                                                                                   ----------              ---------
Net cash used for investing activities ...............................................                (9,028)                     2

Cash flows from financing activities:
   Payments under capital lease obligations ..........................................                  (554)                  (437)
   Proceeds from notes payable .......................................................                 1,000                   --
   Proceeds from sale of stock, net of issuance costs ................................                28,591                    (42)
                                                                                                   ----------              ---------
Net cash provided by (used in) financing activities ..................................                29,037                   (479)
                                                                                                   ----------              ---------
Net increase (decrease) in cash and cash equivalents .................................                14,828                 (8,124)
Cash and cash equivalents at the beginning of the period .............................                   376                  8,689
Cash and cash equivalents at the end of the period ...................................              $ 15,204               $    565
                                                                                                   ==========              =========

Supplemental disclosure of cash flow information:
   Cash paid for interest ............................................................              $    223               $    269
   Equipment acquired under capital lease obligations ................................              $    123               $    285
   Conversion of notes payable and accrued interest
     into convertible preferred stock ................................................              $  3,051               $   --


                     The accompanying notes are an integral
                 part of these condensed financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's Registration Statement on Form S-1 (Registration No. 33-96048) declared effective by the Securities Exchange Commission on October 23, 1995.

The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the operating results that may be reported for the year ending June 20, 1996 or for any other future period.

Note 2 - Property and Equipment

Property and equipment consists of the following (in thousands):


                                                        March 31,      June 30,
                                                          1996           1995
                                                      ---------       --------
Equipment..........................................   $   1,838       $  1,699
Furniture and fixtures.............................         421            421
Leasehold improvements.............................       1,689          1,689
                                                      ---------       --------
                                                          3,948          3,809
Less: accumulated depreciation and amortization....      (1,455)          (959)
                                                      ---------       --------
                                                      $   2,493       $  2,850
                                                      =========       ========

Note 3 - Net Loss Per Share

Net loss per share for the three and nine months ended March 31, 1996 is computed using the weighted average number of shares of common stock outstanding during each period. In addition, the computation includes the effect of the conversion of all shares of Series A, A1, B and C Convertible Preferred Stock into 5,156,971 shares of common stock upon the completion of the Company's initial public offering using the if-converted method. Common stock equivalent shares arising from stock options and warrants are excluded from the computation because their effect is antidilutive, except that common stock equivalent shares arising from stock options and warrants (using the treasury stock method and the initial public offering price) issued from July 1, 1994 through the effective date of the Company's initial public offering on October 23, 1995 are included in the computation of net loss per share as if they were outstanding for all periods prior to the initial public offering. Net loss per share for the three and nine months ended March 31, 1995 is presented on a pro forma basis since it includes the antidilutive effect of common stock equivalents.

Note 4 - Issuance of Preferred Stock and Initial Public Offering

On July 31, 1995, notes payable in the amount of $3,000,000 ($2,000,000 outstanding at June 30, 1995 plus additional borrowings of $1,000,000 entered into during July 1995) plus accrued interest thereon were converted into 353,483 shares of Series C Convertible Preferred Stock. The Company also issued an additional 295,649 shares of Series C Convertible Preferred Stock on July 31, 1995 generating net proceeds of $2,550,000.

The Company completed an initial public offering on October 23, 1995, issuing 2,150,000 shares of its common stock at $12.00 per share. Upon the closing of the offering, all outstanding shares of Convertible Preferred Stock were automatically converted into 5,156,971 shares of common stock. On November 6, 1995, the underwriters exercised an over-allotment option to sell an additional 233,450 shares of common stock at the initial public offering price. The Company received, net of underwriters' commissions and other expenses, approximately $27 million in total proceeds from the initial public offering.

Note 5 - E-Z-EM Marketing, Sales and Distribution Agreement

In August 1995, the Company entered into an agreement with E-Z-EM, Inc. ("E-Z-EM"), a leading manufacturer and worldwide distributor of oral contrast agents and other products for use in gastrointestinal radiology, for the exclusive marketing and sale of GADOLITE(R) Oral Suspension in the United States, Canada and Mexico ("E-Z-EM Agreement"). The Company and E-Z-EM will share equally in profits from the sale of GADOLITE, and the Company also may receive premium payments based upon product sales if certain unit sales levels are achieved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" elsewhere in this report.


Results of Operations

Revenue

To date, Pharmacyclics has received only limited revenues and no revenues from operations. For the quarters ended March 31, 1996 and March 31, 1995, the Company reported no revenues.

The nine month period ended March 31, 1996 includes in revenue two payments received pursuant to an August 1995 product distribution agreement with E-Z-EM. Under this agreement, the Company recorded $250,000 as revenue (net of patent related expenses paid to The University of Texas) for the nine month period. In addition, $51,000 was received under a Small Business Innovation Research (SBIR) grant from the National Cancer Institute during the same period. There was no revenue received during the same period in fiscal 1995.

Research and Development

Research and development expenses totaled $1.9 million for the three months ended March 31, 1996, compared to $2.5 million during the same period in the prior fiscal year. This 32% decrease was due to fluctuations in the level of clinical activity relating to the Company's products. During the third quarter of 1995, the Company was conducting Phase III studies of GADOLITE(R) and completing the preclinical studies required for an Investigational New Drug application (IND) filing for gadolinium-texaphyrin (Gd-Tex). By comparison, the third quarter of 1996 included a Phase I trial for lutetium-texaphyrin (Lu-Tex) and Phase Ib/II trial for GdTex both of which required a lower number of patients. There will continue to be significant quarterly variations in R&D expenses related to the timing of clinical and preclinical trials and other research activities.

Expenses related to research and development totaled $5.2 million for the nine months ended March 31, 1996, compared to $7.0 million during the same period in the prior fiscal year. This decrease of 35% also reflects the timing of the GADOLITE Phase III clinical trial relative to the Lu-Tex and Gd-Tex clinical trials.

General and Administrative

General and administrative expenses totaled $428,000 for the three months ended March 31, 1996 compared to $245,000 for the same period in the prior fiscal year. The 42% increase in cost was primarily the result of insurance costs, professional services costs and other expenses related to conducting business as a public company. The Company expects that costs related to being a public company will result in higher levels of G&A expenditures in the next and future quarters.

General and administrative expenses totaled $982,000 in the nine months ended March 31, 1996, compared to $728,000 during the same period in the prior fiscal year, an increase of 26%. This increase also resulted from expenses related to doing business as a public company.

Interest and Other Income

Interest income, net of interest expense, totaled $286,000 for the three months ended March 31, 1996, compared to net interest expense of $50,000 for the same period in the prior fiscal year. The increase in interest income is the result of earnings on the proceeds from the initial public offering (IPO) completed in October 1995. Interest income exceeded the payments on borrowings under the Company's lease lines.

Income from interest totaled $407,000 for the nine months ended March 31, 1996, compared to net interest expense of $96,000 for the same period in the prior fiscal year. This is also the result of interest earned on the IPO proceeds.

Liquidity and Capital Resources

The Company completed an initial public offering on October 23, 1995, issuing 2,150,000 shares of its common stock at $12.00 per share. Upon the closing of such offering, all outstanding shares of Convertible Preferred Stock were automatically converted into 5,156,971 shares of common stock. On November 6, 1995, the underwriters of such offering exercised an option to acquire an additional 233,450 shares of common stock at the initial public offering price to cover over-allotments. Proceeds received by the Company, net of underwriters' commissions and expenses payable by the Company, totaled approximately $27 million.

On July 31, 1995, notes payable aggregating $3 million ($2 million outstanding at June 30, 1995 plus additional borrowings of $1 million entered into during July, 1995) plus accrued interest thereon were converted into 353,483 shares of Series C Convertible Preferred Stock. The Company also issued an additional 295,649 shares of Series C Convertible Preferred Stock on July 31, 1995 resulting in net proceeds to the Company of $2,550,000.

On March 31, 1996, the Company had approximately $24.2 million in cash, cash equivalents and short term investments. Net cash used in operating activities of $5.2 million during the nine months ended March 31, 1996 resulted primarily from the net loss incurred during that period and a reduction in accounts payable offset partially by increases in accrued liabilities, prepaid expenses and depreciation expense.

The Company expects to incur ongoing levels of expenditures which may not only fluctuate from quarter to quarter but which are expected to increase as the levels of clinical activity for the Company's products increases. Additional expenditures may occur in commercializing the Company's first product GADOLITE. As a result of both these factors, the Company expects to report increased expenses for research and development and general and administrative for at least the next several years. The Company currently anticipates that Its cash and cash equivalents will provide funding for the Company's operations through at least June 1997. Accomplishment of future third party collaborations may affect such timing as may additional equity offerings which the Company may pursue from time to time.

Risk Factors

Early Stage of Development

The Company was founded in 1991 and is a development stage company. The Company has not generated revenues from the sale of its products and expects to incur significant additional losses over the next several years. To achieve profitable operations, the Company, alone or with others, must successfully develop, obtain regulatory approval for, introduce, market and sell products. To date, none of the Company's products has been approved for commercial sale. The Company will require substantial additional funds to complete the development of its therapeutic products. No assurance can be given that the Company's product development efforts will be successfully completed or that required regulatory approvals will be obtained in a timely manner, if at all. Moreover, there can be no assurance that providers, payors or patients will accept the Company's products.

Dependence on Third Party Relationships

The Company has no manufacturing facilities for commercial production of its products under development, nor does the Company have experience in sales, marketing or distribution. The Company's strategy for commercialization of its products requires entering into various arrangements with corporate and other collaborators to conduct clinical trials and to manufacture, distribute and market its products. There can be no assurance that such parties will perform their obligations as expected or that the Company's reliance on others for the clinical development, manufacturing, distribution and marketing of its products will not result in unforeseen problems.

Except for GADOLITE, which is the subject of a manufacturing and supply agreement with Glaxo Wellcome Co., the Company does not have, and has not contracted for, the manufacturing capacity necessary to provide clinical and commercial quantities of the Company's products. Prior to any regulatory approval of the Company's other products under development, the Company will need to negotiate supply agreements with manufacturers who will have the ability to manufacture, fill, label and package such materials prior to commercial introduction of such products. There can be no assurance that the Company will be able to enter into any such supply agreements on commercially acceptable terms or with manufacturers who will be able to deliver supplies in appropriate quantity and quality to develop and commercialize its products. Any interruption of supply of its products could have a material adverse effect on the Company's results of operations and market acceptance of the Company's products. In addition, the Company is dependent on contract research organizations for the clinical development of its products. The Company does not currently have the ability to conduct these development activities in house. If one or more of these relationships were terminated or the organizations did not perform up to expectations, the clinical development of the Company's product candidates would likely be delayed and could be substantially impaired depending on the availability and quality of substitute development capabilities.

The Company also has entered into a sales and distribution agreement with E-Z-EM for North American sales, marketing and distribution of GADOLITE. The Company plans to enter into similar agreements to market GADOLITE in Europe and Asia; however, to date no such arrangements have been established. To the extent that the Company determines not to, or is unable to, enter into co-promotion agreements or to arrange for third party distribution of its other products or to the extent that the agreement with E-Z-EM is terminated without a replacement agreement, significant additional resources will be required to develop a sales force. There can be no assurance that the Company will be able to establish such a sales force or enter into such co-promotion or distribution agreements.

Uncertainty Regarding Patents and Proprietary Rights

The Company's success depends in part on its ability to obtain patent protection for its products and preserve its trade secrets. The Company has not conducted an extensive search of patents issued to other companies, research or academic institutions or others, and no assurance can be given that such patents do not exist, have not been filed or could not be filed or issued which contain claims relating to the Company's technology, products or processes. Because of the number of patents issued and patent applications filed relating to biometallic and expanded porphyrin chemistries, Pharmacyclics believes there is a significant risk that current and potential competitors and other third parties have filed or in the future will file applications for, or have received or in the future will receive, patents and will obtain additional proprietary rights relating to materials or processes used or proposed to be used by the Company. If such patents have been or become issued, the holders of such patents may bring claims against the Company for infringement which may have an adverse effect on the Company. As a result, the Company may be required to obtain licenses from others to develop, manufacture or market its products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms, if at all.

The Company is aware of several United States patents owned by or licensed to Schering AG that relate to MRI contrast agents. The Company has obtained advice of special patent counsel that the technologies employed by the Company for its imaging products under development do not infringe the claims of such patents. A determination of the infringement of any such patents could have a material adverse effect on the Company's business. There can be no assurance that Schering AG will not seek to assert such patent rights against the Company, which would result in significant legal costs and require substantial management resources. The Company is aware that Schering AG has asserted such rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering AG with respect to one or more such patents. There can be no assurance that the Company would be able to obtain a license from Schering AG, if required, on commercially reasonable terms, if at all.

Rapid Technological Change and Substantial Competition

The pharmaceutical industry is subject to rapid and substantial technological change. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or obsolete, or that the Company will be able to keep pace with technological developments or other market factors. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar diagnostic, imaging and/or therapeutic effects than products being developed by the Company. These competing products may be safer, more effective and less costly than the products developed by the Company and, therefore, may represent a serious competitive threat to the Company's product offerings.

Government Regulation and Product Approval

The manufacture and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. Clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. The regulatory authority or clinical investigator may suspend clinical trials at any point in this process if either entity concludes that clinical subjects are being exposed to an unacceptable health risk, or for other reasons. Accordingly, there can be no assurance that clinical trials will be started or completed successfully within any specified time period. Delays in FDA approval can occur for a number of reasons, including the Company's failure to obtain necessary supplies of its product materials or to obtain a sufficient number of available patients to support the claims necessary for regulatory approval. There can be no assurance that requisite FDA approvals will be obtained on a timely basis, if at all, or that any approvals granted will cover all the clinical indications for which the Company may seek approval. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The Company submitted an NDA for its GADOLITE product in September 1995. The Company's business would be adversely affected by delays in FDA approvals of the manufacture and sale of GADOLITE or by failure of the FDA to grant such approvals at all.

In addition to the drug approval requirements applicable to the Company's Lu-Tex product for photosensitization of certain cancers, the Company will also need to obtain the approval of the FDA for the laser and associated light delivery devices used in such treatments. Such device approval requires additional submissions and may result in additional delays or difficulties in obtaining approval for the use of Lu-Tex as a photosensitizer.

Satisfaction of these FDA requirements, or similar requirements by foreign regulatory agencies, typically takes several years and the time needed to satisfy them may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by the Company on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Delay in obtaining or failure to obtain regulatory approvals would have a material adverse effect on the Company's business.

Health Care Reform and Third Party Reimbursement

The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations which could have a material adverse effect on the Company's business. The Company is unable to predict the likelihood of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad.

Federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. In response to concerns about the rising costs of advanced medical technologies, the current administration of the federal government has publicly stated its desire to reform health care, including the possibility of price controls and revised reimbursement policies. There can be no assurance that actions taken by the administration, if any, with regard to health care reform will not have a material adverse effect on the Company and the prospects for future sales of the Company's products. Further, to the extent that these or other proposals or reforms have a material adverse effect on the Company's ability to secure funding for its development or on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's product candidates, the Company's ability to develop or commercialize its product candidates may be adversely affected.

Given recent government initiatives directed at lowering the total cost of health care throughout the United States, it is likely that the United States Congress and state legislatures will continue to focus on health care reform and the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. Pharmacyclics cannot predict the likelihood of passage of federal and state legislation related to health care reform or lowering pharmaceutical costs. In certain foreign markets pricing of prescription pharmaceuticals is already subject to government control. Continued significant changes in the nation's health care system could have a material adverse effect on the Company's business.

Requirements for Additional Financing and Capital

The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of its products. The Company will require additional funds for these purposes and to establish additional clinical and commercial-scale manufacturing arrangements. However, the actual amount of the Company's capital requirements will depend on many factors, including the status of the development of products, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments and the ability of the Company to establish new collaborative and licensing arrangements. The Company will attempt to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company's business will be materially and adversely affected.

Product Liability Exposure; Limited Insurance Coverage

The testing, manufacturing, marketing and sale of the products under development by the Company entail an inherent risk that product liability claims will be asserted against the Company. Although the Company is insured against such risks up to a $3 million annual aggregate limit in connection with human clinical trials and commercial sales of its products under development, there can be no assurance that the Company's present product liability insurance is adequate.

Part II. Other Information

         Item 1. Legal Proceedings.  None

         Item 2. Changes in Securities.  None

         Item 3. Defaults Upon Senior Securities.  None

         Item 4. Submission of Matters to Vote of Security holders.  None

         Item 5. Other information.  None

         Item 6. Exhibits and Reports on Form 8-K.

                  a. Exhibits

                           Exhibit 11.1 - "Computation of Net Loss and Pro Forma Net Loss Per Share" is attached hereto.

                  b. Reports on Form 8-K.  None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Pharmacyclics, Inc.
                                      (Registrant)




Date:    May 8, 1996         By:
                                   --------------------------------------------
                                      Dr. Richard A. Miller
                                      President and Chief Executive Officer




Date:    May 8, 1996         By:
                                   --------------------------------------------
                                      Cheryl B. Jaszewski
                                      Vice President, Finance and Administration


                                  EXHIBIT INDEX

                                                                                                  Sequentially
       Exhibit                                                                                      Numbered
         No.                                                                                          Page
        ----                                                                                          ----

         11.1    Computation of Net Loss and Pro Forma Net Loss Per Share                            21
         27      Financial Data Schedule
