Form 10-K
period 1996-06-30
PHARMACYCLICS INC
filed 1996-09-30
CIK 949699

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1996

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-27066

                               PHARMACYCLICS, INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-3148201
       (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)
 955 E. ARQUES AVENUE, SUNNYVALE, CALIFORNIA                    94086-4521
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 774-0330

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------
                     None                                          None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.0001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                            YES /X/          No / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 1996, was approximately $42,949,500 based on the Nasdaq National Market on such date. The number of outstanding shares of the Registrant's Common Stock as of August 31, 1996 was 8,553,300.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into Part III of this Form 10-K: the Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders scheduled to be held on December 6, 1996.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

PART I
  Item 1.    Business....................................................................    3
  Item 2.    Properties..................................................................   27
  Item 3.    Legal Proceedings...........................................................   27
  Item 4.    Submission of Matters to a Vote of Security-Holders.........................   27
PART II
  Item 5.    Market for Registrants Common Equity and Related Stockholder Matters........   28
  Item 6.    Selected Financial Data.....................................................   28
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................   29
  Item 8.    Financial Statements and Supplementary Data.................................   32
  Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
             Disclosure..................................................................   47
PART III
  Item 10.   Directors and Executive Officers of the Registrant..........................   48
  Item 11.   Executive Compensation......................................................   48
  Item 12.   Security Ownership of Certain Beneficial Owners and Management..............   48
  Item 13.   Certain Relationships and Related Transactions..............................   48
PART IV
  Item 14.   Financial Statements, Financial Statement Schedule, Exhibits and Reports on
             Form 8-K....................................................................   48

                                     PART I

ITEM 1.  BUSINESS

     Pharmacyclics is developing patented pharmaceutical products designed to improve radiation and chemotherapy of cancer, enable or improve the photodynamic therapy of certain cancers and atherosclerotic cardiovascular disease, and enhance certain diagnostic imaging techniques. These products address significant market opportunities and are intended to enhance existing medical procedures and improve the ability of physicians to treat or manage life threatening and serious conditions. Such products are derived primarily from Pharmacyclics' core technology in designing and synthesizing small molecules called expanded porphyrins, which bind metals in a way that allows the resulting molecule to capture and focus energy to perform specific therapeutic and diagnostic functions.

     The Company's proprietary expanded porphyrins, called "texaphyrins," are small, ring-shaped molecules that localize in cancer cells and atherosclerotic plaque where they can be exposed to forms of energy that activate the molecules to eliminate diseased tissue. The physical and chemical characteristics of the texaphyrin molecules are determined by the type of metal inserted into the ring and the form of energy applied to activate the molecule. For example, texaphyrins can be synthesized to focus and transform X-ray, chemical or light energy into other forms of energy capable of producing localized destruction of diseased tissue. This forms the basis for the use of texaphyrins as radiation sensitizers, chemosensitizers and photosensitizers. One such molecule, Lutetium Texaphyrin ("Lu-Tex"), is being developed as a photosensitizing agent for use in photodynamic therapy, and a second, Gadolinium Texaphyrin ("Gd-Tex") is being developed for use as a radiation sensitizer and chemosensitizer. Lu-Tex is in multicenter Phase I clinical testing to evaluate its safety and efficacy in the treatment of certain invasive cancers which are accessible to illumination by externally applied light. Gd-Tex has completed Phase I testing and is now in a multicenter Phase I/II clinical trial as a radiation sensitizer to improve the efficacy and safety of radiation therapy of certain cancers. Gd-Tex also is being developed to potentiate the activity of certain cancer chemotherapy drugs. Based on the Company's unique metal binding expertise, it has developed GADOLITE(R) Oral Suspension ("GADOLITE") for use as an oral contrast agent in patients undergoing Magnetic Resonance Imaging ("MRI") of the abdomen or pelvis. In September 1995, the Company submitted a New Drug Application ("NDA") with the Food and Drug Administration ("FDA") for GADOLITE. In June 1996 the Company filed an Marketing Authorization Application ("MAA") for GADOLITE with the Medicines Control Agency ("MCA") in the United Kingdom.

     The Company's strategy is to apply its core biometallic chemistry and expanded porphyrin technology to develop a diverse product portfolio. Pharmacyclics is leveraging its core technology and products by establishing relationships with third parties intended to augment its research and development activities and to provide manufacturing capacity and sales and marketing capabilities. To date, the Company has retained worldwide marketing rights for its therapeutic products. The Company also dedicates significant resources to build and protect its intellectual property rights in the U.S. and abroad.

ACHIEVEMENTS SINCE LAST FISCAL YEAR

     - Completed IPO raising $28M.

     - Completed Phase I clinical trial with Gd-Tex radiosensitizer.

     - Initiated Multicenter Phase I/II clinical trial with Gd-Tex radiosensitizer for brain metastases.

     - Initiated Phase I clinical trial for Lu-Tex photosensitizer for cancer treatment using photodynamic therapy.

     - Filed MAA for GADOLITE MRI contrast agent in the United Kingdom.

     - Finalized worldwide commercial supply agreement with Hoechst Celanese Corporation ("HCC") for Gd-Tex and Lu-Tex.

MARKET OVERVIEW

     CANCER

     Cancers result from the uncontrolled proliferation of cells that invade adjacent normal tissues and organs and interfere with their function. In some cases, cancer cells become dislodged from their primary site and spread, or metastasize, to other anatomic sites. Cancers can arise in almost any location in the body. In the U.S., there are approximately 1.3 million new cases of cancer per year and the incidence of cancer is increasing. Over seven million people in the U.S. today have been diagnosed with cancer, resulting in estimated annual direct and indirect medical costs of over $50 billion associated with the management of cancer. Selection of appropriate therapy depends on careful assessment of the size, location and existence of metastases of the tumor using diagnostic imaging procedures such as computerized tomography ("CT") and MRI, which may be further enhanced by the use of contrast agents.

     Once the extent of disease has been determined, cancer therapy typically includes some combination of surgery, radiation therapy or chemotherapy. Unfortunately, many tumors are not controlled with surgery because of their size, location or presence of metastases. In these cases, radiation therapy or chemotherapy are frequently used. Radiation therapy is applied by physicians specializing in radiation oncology. There are approximately 3,000 such physicians based in 1,300 radiation treatment centers in the U.S. Chemotherapy is usually prescribed by physicians who specialize in medical oncology and there are about 6,000 such specialists in the U.S.

     Chemotherapy and radiation therapy destroy both healthy and diseased cells and cause serious side effects because their cytotoxic effects are not adequately selective. Substantial research in cancer treatment has been directed toward improving the efficacy of existing therapy while reducing toxicity, in addition to searching for new treatment approaches.

     Radiation Therapy for Cancer. Radiation therapy is administered to the anatomic site where the tumor is located, known as the treatment field, while adjacent normal tissues are shielded to minimize radiation toxicity, and is usually given several times per week over a period of two to six weeks. Irradiation of tissues generates free radicals and electrons (highly reactive and short-lived molecules and particles) that attack intracellular molecules such as DNA and lead to cell death. Treatment planning and definition of the treatment field is highly dependent on imaging procedures which are required to determine the location and size of the tumor and its relationship to adjacent normal tissues.

     Of the over one million newly-diagnosed cancer patients each year in the U.S., an estimated 50% will be treated with radiation therapy as part of their initial disease management. This includes patients with cancers of the lung, breast, prostate, head and neck region and other anatomic sites. In addition, approximately 150,000 patients with persistent or recurrent disease also will receive radiation therapy. In total, approximately 700,000 patients receive radiation therapy for cancer each year in the U.S. Depending on the complexity and duration of treatment, a course of radiation therapy for cancer can cost between $10,000 and $25,000. While there currently are no approved radiation sensitizers, certain chemotherapy agents are frequently used off-label to increase the effectiveness of radiation therapy. However, the use of chemotherapy agents as radiation sensitizers is typically limited by lack of tumor localization and by systemic toxicity. Optimally, a radiation sensitizer should be safe, simple to administer to the patient and potentiate the effect of radiation at the tumor site and not the adjacent normal tissue.

     Chemotherapy of Cancer. In the U.S., over 350,000 patients per year receive cytotoxic chemotherapy for treatment of many types of cancer. The effectiveness of chemotherapy agents usually is limited by their serious or life threatening side effects. These side effects often include nausea and vomiting, suppression of white blood cell and platelet counts, renal toxicity, pulmonary toxicity, neurotoxicity and cardiac toxicity. Chemotherapy drugs distribute throughout the body in normal tissues as well as in the tumor. The cytotoxic effects to normal tissues is dose-limiting for most of these drugs, resulting in a very narrow therapeutic margin. Many recent advances in medical oncology have resulted from the discovery of drugs that ameliorate the side effects of chemotherapy agents, such as anti-emetics and blood cell growth factors which allow for use of higher doses of chemotherapy. Chemosensitizers are drugs which potentiate the anti-tumor activity of cancer chemotherapy agents. Although certain chemosensitizers have been tested experimentally, no such agents are yet approved. Ideally, a chemosensitizer should be safe, simple to administer to the patient and potentiate the activity of the cytotoxic chemotherapy agent in the tumor but not in any normal tissues or organs, thereby increasing the therapeutic margin.

     Photodynamic Therapy for Cancer. Photodynamic therapy, also known as photochemotherapy, is an emerging cancer treatment based on the combined effects of visible light and a photosensitizing drug. Photosensitizers are activated by exposure to light of a specific wavelength. In this procedure, a photosensitizing agent which accumulates in tumors is injected into the patient. The tumor site is then illuminated with visible light of a particular energy and wavelength that is absorbed by the photosensitizer, creating excited state oxygen molecules in those tissues in which the drug has localized. These molecules are highly reactive with cellular components and cause tumor cell death. Recently, the first photosensitizing agent was approved by the FDA for treatment of obstructing cancers of the esophagus.

     To date, photodynamic therapy has been restricted to treatment of superficial or small lesions because existing photosensitizers have been unable to absorb light of a wavelength capable of penetrating deeply into tissues. Other limitations of photosensitizers have included unfavorable biolocalization, prolonged retention in the body, skin phototoxicity and insolubility in water, complicating intravenous administration. In addition, some tumors, including malignant melanoma, contain pigments which have not allowed adequate penetration of light for photodynamic therapy.

     Optimally, a photosensitizer should accumulate selectively in tumors and be capable of activation with a wavelength of light that is able to penetrate through tissue, blood and darkly pigmented skin, in order to treat larger or more deeply situated tumors. Ideally the treatment should be accomplished in a single outpatient visit. Other important features include safety, lack of skin phototoxicity and simple administration of the agent to the patient.

     ATHEROSCLEROSIS

     Atherosclerosis is a progressive and degenerative vascular disease in which cholesterol and other fatty materials are deposited in the walls of blood vessels, forming a build-up known as plaque. The accumulation of plaque narrows the interior of the blood vessels, thereby reducing blood flow. Atherosclerosis in the coronary arteries can lead to heart attack and death. In peripheral vessels, atherosclerosis can lead to decreased mobility, loss of function and other complications such as strokes. Current treatments for atherosclerosis include surgery and other techniques aimed at removing or relieving the plaque. Procedures utilizing intravascular devices to mechanically remove or compress the obstructing lesion include atherectomy and angioplasty, often with stent placement, and are currently performed on over 400,000 patients per year in the U.S. These procedures require the use of anticoagulant drugs and, although the use of stents has reduced the incidence of restenosis, generally have been limited to localized sections of the diseased vessel.

     The optimal interventional treatment for atherosclerosis should effectively eliminate atherosclerotic plaque without the need for anticoagulant drugs or stent placement. Since atherosclerosis is a diffuse disease, therapies which can be used over long segments of the affected vessel offer significant advantages over treatments limited to short segments of the vessel.

     Photodynamic Therapy of Atherosclerosis. Photodynamic therapy to eliminate atherosclerotic plaque involves administration of a photosensitizing agent which accumulates in the plaque. The diseased site is then exposed to light delivered by a catheter containing an optical fiber. This approach may eliminate cholesterol plaque without damage to the blood vessel lining thereby potentially eliminating the need for anticoagulants and reducing the frequency of restenosis. The Company believes that the use of photodynamic therapy for atherosclerosis previously has been limited by the inability of photosensitizers to absorb light that is capable of penetrating through blood. The ideal photosensitizer should localize in atherosclerotic plaque and be readily activated by light capable of penetrating through blood to reach the drug.

     DIAGNOSTIC IMAGING AGENTS

     The worldwide market for imaging agents exceeded $3 billion in 1993, approximately $250 million of which was associated with MRI. Improved contrast agents may provide an opportunity to expand the medical indications for MRI. In 1993, approximately 3,300 MRI scanners were used in health care centers in the U.S., and approximately seven million procedures were performed.

     Since the most common cancers originate and spread within the chest, abdomen or pelvis, the greatest need for additional MRI contrast agents is for imaging of these areas. These sites are generally difficult to image because of the close juxtaposition of many overlapping organs. The tortuous pathway and unpredictable position of the stomach, small intestine and large intestine, in addition to their being fluid-filled, often makes it difficult to distinguish such organs from cancers, abscesses or other inflammatory processes in an MRI scan. Thus, the development of oral MRI contrast agents capable of definitively marking the gastrointestinal tract could improve the diagnostic quality of scans of the abdomen and pelvis. Just as oral X-ray contrast agents currently are used in nearly all CT scans of the abdomen and pelvis, the Company believes that, as they become available, oral MRI contrast agents will be increasingly used in MRI scans of the abdomen and pelvis. Improvements in diagnostic certainty resulting from image enhancement may reduce the need for repeat scanning of patients or other diagnostic tests, and, by permitting faster scanning and increased patient throughput, reduce the cost of an MRI scan.

     OTHER MARKETS

     The Company is also evaluating Lu-Tex for photodynamic therapy of age related macular degeneration, an eye disease affecting the retina that is a leading cause of blindness in the U.S. The Company has also prepared and tested topical formulations of Lu-Tex for various applications in dermatology. Both of these applications are currently being studied in animal models.

PHARMACYCLICS' BUSINESS STRATEGY

     Pharmacyclics' products are designed to address significant market opportunities in the treatment of certain cancers and atherosclerosis, and in diagnostic imaging. The key elements of the Company's business strategy include:

     DEVELOPING THERAPEUTIC PRODUCTS THAT ADDRESS LARGE MARKETS FOR THE TREATMENT OF CANCER AND ATHEROSCLEROSIS.

     The Company's therapeutic products under development are designed to improve radiation therapy, chemotherapy and photodynamic therapy for the treatment of certain cancers and atherosclerosis. The Company's initial therapeutic product focus has been on treatments for life threatening cancers, where the Company believes its products may offer measurable improvements in patient outcomes. This strategy is intended to reduce the time required to achieve regulatory approval, and achieve both substantial market penetration and favorable pricing of these products.

     APPLYING CORE BIOMETALLIC CHEMISTRY AND EXPANDED PORPHYRIN TECHNOLOGY TO DEVELOP A DIVERSE PRODUCT PORTFOLIO.

     Each of the Company's products under development incorporates one of a series of metals within a proprietary expanded porphyrin or a zeolite structure. The resulting synthetic small molecules selectively localize in the body and are capable of harnessing forms of energy used in a variety of medical applications. The Company has leveraged its expertise and proprietary position in biometallic chemistry and expanded porphyrin technology to develop a diverse product portfolio. Using a series of different metals which may be incorporated into texaphyrins to enable the molecule to capture and focus different types of energy, the Company has created several product opportunities based on similar chemical synthesis, manufacturing and product development activities.

     DESIGNING PRODUCTS THAT ENHANCE EXISTING MEDICAL PROCEDURES AND ARE SIMPLE AND PRACTICAL TO USE.

     The Company's products under development are designed to improve the ability of physicians to treat or manage life threatening or serious conditions. These products are designed to enhance existing procedures and should result in accelerated product adoption. For example, the Lu-Tex photosensitizer for cancer therapy is designed to be given by rapid intravenous infusion, and tumors can be exposed to light within a few hours, permitting treatment in a single outpatient visit; the Gd-Tex radiation sensitizer and chemosensitizer each are designed to be used in conjunction with standard radiation therapy and chemotherapy procedures; and GADOLITE is intended to improve the diagnostic capabilities of existing abdominal and pelvic MRI procedures.

     LEVERAGING ITS CORE TECHNOLOGY THROUGH COLLABORATIVE RELATIONSHIPS.

     The Company is leveraging its proprietary core technology through collaborative relationships that strengthen its basic research capabilities and provide manufacturing and marketing capacity, enabling the Company to focus on the development of new products addressing substantial markets in the areas of therapeutics for cancer and atherosclerosis. Consistent with this strategy, the Company is building a series of relationships with third parties to augment its research and development activities and to provide manufacturing, sales and marketing capabilities. The Company has utilized a Sponsored Research Agreement with The University of Texas at Austin for continued research and development of its expanded porphyrin technology. For its GADOLITE product, the Company has entered into a North American manufacturing and supply agreement with Glaxo Wellcome ("Glaxo") and a sales and distribution agreement with E-Z-EM, a leading distributor worldwide of oral contrast agents. For production of its Lu-Tex and Gd-Tex products, the Company has entered into a definitive process development and supply agreement with HCC, a manufacturer of chemicals and pharmaceutical intermediates. The Company to date has retained worldwide marketing rights for its therapeutic products.

     EXPANDING AND PROTECTING PROPRIETARY TECHNOLOGY AND PRODUCTS.

     Since its inception, the Company has dedicated significant resources to protect its intellectual property. In the U.S., the Company owns or has exclusive rights to 26 issued patents, 18 allowed patent applications and 41 pending patent applications covering various aspects of its core technology and products under development. Outside the U.S., the Company is the owner or exclusive licensee of five corresponding patents, and 40 pending counterpart patent applications. The Company intends to continue to protect its intellectual property through additional patent filings.

PHARMACYCLICS' TECHNOLOGY

     The Company's products under development are derived from its expertise in biometallic chemistry and expanded porphyrins, such as the proprietary texaphyrin molecules developed by the Company and its academic collaborators. In nature, porphyrins, such as heme or chlorophyll, bind metals, transport ions and transform energy. In living organisms, porphyrins primarily localize to tissues or organs responsible for energy production, metabolism or transport functions. Based on their ability to capture and focus medically useful forms of energy, Pharmacyclics and its collaborators have designed and synthesized porphyrins, small, ring-shaped molecules, to perform specific functions in a number of medical applications. The expanded porphyrins being developed by the Company consist primarily of its proprietary texaphyrin molecules. For example, texaphyrins can be synthesized to focus and transform X-ray, chemical or light energy into other forms of energy capable of producing localized destruction of diseased tissue. This forms the basis for the use of texaphyrins as radiation sensitizers, chemosensitizers and photosensitizers. Texaphyrins can also be used with radiofrequency energy to produce an enhanced MRI signal.

     In contrast to naturally occurring porphyrins, synthetic texaphyrins have a larger central binding ring which makes possible the stable binding of a variety of lanthanide metals such as gadolinium, lutetium, europium and dysprosium. The physical and chemical characteristics and product application of the texaphyrin molecules are determined by the type of metal inserted into the ring and the form of energy applied to activate the molecule.

     Metal ions act as natural catalysts for a number of biochemical processes. The binding of metal ions by texaphyrins is unique in that the metal is held near or within the plane of the molecule. This type of binding allows the metal to interact freely with adjacent molecules while still being retained within the texaphyrin structure. As a result of this metal binding configuration, texaphyrins can be engineered to capture and focus a variety of energy forms including capture of high energy chemical species, such as free radicals.

     As is the case for naturally occurring porphyrins, texaphyrins accumulate in those areas of the body where substantial energy usage or metabolism occurs, such as in cancer cells and the cholesterol of atherosclerotic plaque. This selectivity for particular cell types provides the basis for the Company's treatment approaches for certain cancers and atherosclerosis. Once localized, these small molecules can be excited with the appropriate energy form to activate their therapeutic effects.

PRODUCTS UNDER DEVELOPMENT

     Pharmacyclics is pursuing the development of products based on its core technology in biometallic chemistry and the ability of its proprietary texaphyrin molecules to capture and focus medically useful forms of energy. By taking advantage of the Company's unique metal binding technology and the texaphyrin molecule, Pharmacyclics has developed the following product candidates:

       PRODUCT                INDICATION              STATUS(1)            COLLABORATORS(2)
- ----------------------  ----------------------  ----------------------  ----------------------
CANCER THERAPY
  Lu-Tex..............  Photosensitizer for     Multicenter Phase I     Marketing rights
                          photodynamic therapy                            retained
                          of a variety of
                          cancers
  Gd-Tex..............  Radiation sensitizer    Phase I/II for brain    Marketing rights
                        for radiation therapy     metastases              retained
                          of a variety of
                          cancers
  Gd-Tex..............  Chemosensitizer for     Preclinical             Marketing rights
                          chemotherapy of a                               retained
                          variety of cancers
ATHEROSCLEROSIS
  THERAPY
  Lu-Tex..............  Photosensitizer for     Preclinical             Marketing rights
                          photodynamic therapy                            retained
                          of atherosclerosis
DIAGNOSTIC IMAGING
  GADOLITE............  Oral MRI contrast       NDA submitted           E-Z-EM, Inc. holds
                        agent for abdomen and     September 1995; MAA     North American
                          pelvis                  submitted June 1996     marketing rights;
                                                                          Glaxo holds
                                                                          manufacturing rights

- ---------------
(1) "Phase I" means initial human studies designed to establish the safety, dose tolerance and sometimes pharmacokinetics of a compound. "Phase I/II" means initial human studies designed to establish the safety, dose tolerance and, sometimes, pharmacokinetics of a compound and are, in contrast to Phase I studies, performed with patients with the targeted disease. "Phase II" means human studies designed to establish safety, optimal dosage and preliminary activity of a compound. "Phase III" means human studies designed to lead to accumulation of data sufficient to support an NDA, including data as to efficacy.

(2) The Company has entered into a process development and supply agreement with Hoechst Celanese for the clinical and commercial supply of its Lu-Tex and Gd-Tex products. There can be no assurance that the Company will not in the future enter into licensing agreements with third parties for the marketing of its products under development.

     CANCER THERAPY
     Lu-Tex for Photodynamic Therapy of Cancer

     Photodynamic therapy is a minimally invasive treatment modality in which a photosensitizing drug that localizes to diseased tissue is injected into the body and then activated with light. To date, photodynamic therapy has been restricted to the treatment of superficial or small lesions because existing photosensitizers have been unable to absorb light that is capable of penetrating deeply into tissues. Lu-Tex is activated by light of 720-760 nanometers, wavelengths that are optimal for penetrating through tissue, blood and skin pigmentation such as melanin. After absorbing light of this wavelength, Lu-Tex becomes activated to a higher energy state capable of generating cytotoxic singlet oxygen molecules. Preclinical studies conducted by the Company indicate that Lu-Tex localizes to a variety of cancers. Lu-Tex is a synthetic, well characterized molecule that is water soluble and, in animal studies conducted by the Company, was relatively rapidly cleared from the body, reducing potential toxicity. Because of its relatively rapid clearance from normal tissue, it is possible to illuminate the tumors within a few hours of drug administration. This has the potential to simplify clinical use of the drug by permitting its administration in a single outpatient visit, a substantial improvement over current photodynamic therapies.

     The Company intends to seek initial approval for the use of Lu-Tex in photodynamic therapy for patients with invasive surface tumors (involving the skin or subcutaneous tissue) which are accessible to externally applied light. Such patients include those with chest wall recurrence of breast cancer, Kaposi's sarcoma, melanoma and other metastatic tumors to the skin or subcutaneous tissues, which diseases may affect over 50,000 patients per year in the U.S. Additional indications for the use of Lu-Tex include internal cancers such as cancer of the lung, breast, esophagus, colon, rectum, prostate, head and neck region and genitourinary tract, etc.

     Clinical Status. Lu-Tex has been administered to 25 patients in the Company's ongoing Phase I trial in cancer patients with tumors which are accessible to externally applied light. In these studies, currently being conducted at the University of Louisville James Brown Cancer Center, the University of Tennessee Thompson Cancer Center and Stanford University Medical Center, it has been possible to treat patients with a single rapid infusion of Lu-Tex followed within a few hours by illumination of the tumor with light in a single outpatient visit. To date, the Company has seen neither serious systemic toxicity nor any significant skin phototoxicity in this study that is evaluating increasing doses of Lu-Tex in order to find a maximally tolerated dose ("MTD"). During treatment a number of patients in these studies experienced pain localized at the diseased site. In some patients, transient discomfort in the hands and face was experienced at high drug doses. Tumor responses have been observed in a variety of tumor types including breast cancer, renal cell cancer, basal cell cancer, Kaposi's sarcoma and importantly, malignant melanoma. Because Lu-Tex is activated by tissue-penetrating light, responses have been observed in large tumors and in lymph nodes involved with cancer located in the soft tissues beneath the skin. Responses have been seen in patients who were refractory to other treatment modalities. The responses observed in melanoma patients are of interest because other photosensitizers have failed to be effective in this tumor. Melanoma cells contain the pigment melanin, which, except for light of 720-760 nanometers, prevents light from penetrating into tissue where it can activate the photosensitizer. Furthermore, Lu-Tex's ability to be activated by light of these wavelengths also indicates that it would be possible to treat people with darkly pigmented skin.

     Gd-Tex for Radiation Sensitization of Cancer

     Radiation therapy is based upon the sensitivity of cancer cells exposed to relatively high dosages of externally applied radiation. Generally, however, such radiation has toxic effects on healthy tissues surrounding the tumor because the energy is not adequately targeted. Radiation sensitizers are agents that increase the cytotoxic effects of radiation. The Company's preclinical studies indicate that texaphyrins can increase the effect of radiation therapy by absorbing free electrons which are generated during irradiation of tissues. Free electron absorption by Gd-Tex results in formation of relatively long-lived texaphyrin and other free radicals capable of destroying intracellular DNA molecules. In addition to these physicochemical properties of Gd-Tex, its propensity to localize selectively in cancer cells confers additional advantages as a radiation sensitizer since this effect is localized to the tumor. Gd-Tex uptake in tumors occurs within minutes and persists for hours. Preclinical studies also indicate that Gd-Tex enhances radiation-induced killing of various human and animal cancer cells. Animals receiving Gd-Tex in conjunction with radiation therapy had enhanced tumor response and survival rates as compared to the control group receiving equivalent dosages of radiation therapy alone. Preclinical studies further indicate that Gd-Tex increases the effect of radiation therapy at the tumor site but does not increase radiation damage to normal tissues. Another possible advantage of the Gd-Tex molecule is that its unique properties allow it to be visualized with MRI. Because radiation therapy requires the use of imaging procedures to accurately define the treatment field, use of Gd-Tex may allow more precise imaging of the tumor and improve radiation treatment planning.

     The Company initially intends to seek approval of Gd-Tex for brain metastases. Brain metastases occur in nearly 14% of all cancer patients and are typically treated with radiation therapy. Radiation therapy for treatment of brain metastases is performed on approximately 150,000 patients per year in the U.S. The Company believes that Gd-Tex could be used in many other tumor types and clinical situations requiring radiation therapy.

     Clinical Status. The Company has completed Phase I testing of Gd-Tex in patients with advanced cancer receiving radiation therapy in a study designed to determine the MTD. Forty-one patients were treated on this protocol and reversible renal toxicity was observed at 25 umol/kg, a dose significantly exceeding that which is expected to produce a radiation sensitization effect. Biolocalization of Gd-Tex in lung cancer, breast cancer, and sarcomas has been confirmed. The Company is conducting a multicenter Phase I/II clinical trial to evaluate the safety and efficacy of Gd-Tex in cancer patients receiving radiation therapy for treatment of brain metastases at the Joint Center for Radiation Therapy in Boston, MD Anderson Cancer Center in Houston, the University of Texas Southwestern Medical Center in Dallas, Northwest Kinetics, L.L.C. in Tacoma, Washington, and the Institute Gustave Roussy in Paris, and is in the process of expanding the study to other sites. In this study, an intravenous dose of Gd-Tex is administered prior to each radiation treatment.

     Gd-Tex for Chemosensitization of Cancer

     The Company is conducting preclinical studies regarding the use of Gd-Tex as a chemosensitizer for use in conjunction with certain cytotoxic chemotherapy agents. Cytotoxic chemotherapy destroys cancer cells by interfering with their metabolism, protein synthesis or cell division. Generally, however, the damaging effects of cancer chemotherapy agents are not restricted to the tumor. Because these agents are not tissue selective, cancer chemotherapy agents produce serious or life-threatening side effects which compromise quality of life and increase the cost of management of patients with cancer. Preclinical studies conducted by the Company and its collaborators indicate that Gd-Tex increases the activity of certain chemotherapy agents in tumors. This effect is believed to be related to Gd-Tex's ability to capture cytotoxic free radicals produced by certain chemotherapy agents, such as doxorubicin and bleomycin. Gd-Tex's selective uptake in tumors potentiates the activity of cancer chemotherapy agents in tumor cells but not in normal tissues, thereby increasing the therapeutic margin. In preclinical studies, animals receiving Gd-Tex and chemotherapy with either bleomycin or doxorubicin had enhanced tumor responses and survival rates as compared to control groups receiving equivalent doses of chemotherapy alone. In these studies, no enhancement of chemotherapy-related toxicity was noted.

     ATHEROSCLEROSIS THERAPY

     Lu-Tex for Photodynamic Therapy of Atherosclerosis. Animal studies conducted by the Company and its collaborators have demonstrated that both Lu-Tex and Gd-Tex localize to atherosclerotic plaque. In the Company's Phase I clinical study with Gd-Tex, localization in atherosclerosis in human aortas has been confirmed using MRI. Based on these studies, the Company believes that Lu-Tex also should localize in human atherosclerotic plaque. Studies conducted by the Company also have indicated that following intravenous administration of Lu-Tex to animals, intravascular exposure of atherosclerotic plaque to 732 nanometer light delivered through a catheter resulted in elimination of the lesions without damage to the endothelium. The Company believes that these results suggest that photodynamic therapy of atherosclerosis with Lu-Tex has the potential to eliminate plaque without complications such as thrombosis and restenosis, which are associated with techniques such as angioplasty and atherectomy. These animal studies also have shown that photodynamic therapy of atherosclerosis with Lu-Tex could be used to treat diffuse atherosclerosis over long segments of blood vessels, which is not possible with other techniques. These results further confirm that Lu-Tex is activated by light that is capable of penetrating through blood, a shortcoming that has prevented the successful use of photosensitizers for cardiovascular applications.

     DIAGNOSTIC IMAGING AGENT

     GADOLITE. The Company's oral MRI contrast agent, GADOLITE, is based on a patented compound and is used for imaging the gastrointestinal tract in patients undergoing MRI procedures of the abdomen or the pelvis. GADOLITE contains gadolinium sodium aluminosilicate suspended in an aqueous, orange-flavored oral formulation designed to fill the bowel uniformly. The Company's preclinical studies in animals indicated that orally administered GADOLITE is nontoxic even when used at large multiples of the intended human dose and is not systemically absorbed.

     Clinical Status. The Company's Phase I and II human clinical trials indicated that GADOLITE is well tolerated, safe and not absorbed from the human gastrointestinal tract. The Company has conducted two pivotal multicenter controlled Phase III studies in patients receiving MRI scans for known or suspected diseases of the abdomen or pelvis. A total of 284 patients received GADOLITE in these studies, which were completed in March 1995. The Company's analysis of data from these studies confirmed the safety, tolerability and lack of absorption of GADOLITE, and indicated that it significantly reduced diagnostic uncertainty when comparing MRI scans performed with GADOLITE to those without GADOLITE. The Company believes that these trials establish that GADOLITE improves the ability to distinguish the gastrointestinal tract from adjacent anatomic or pathologic structures and thereby assists in the detection or diagnosis of abnormalities in the abdomen or pelvis. The Company believes that by reducing diagnostic uncertainty, GADOLITE will lessen the need for repeated exams and other more invasive diagnostic tests, thereby reducing costs. The Company submitted an NDA in September 1995 to market this product in the U.S. In June 1996 the Company filed an MAA with the Medicines Control Agency in the United Kingdom for authorization to market GADOLITE. If approved in the U.K., the Company plans to apply for similar authorization in other member states of the European Union under mutual recognition procedures.

     LU-TEX IN OTHER PHOTODYNAMIC THERAPY APPLICATIONS

     The Company is evaluating Lu-Tex for photodynamic therapy of age related macular degeneration, a retinal eye disease that is a leading cause of blindness in the U.S. The Company has also prepared topical formulations of Lu-Tex for various applications in dermatology. Both of these applications are currently being studied in animal models.

COLLABORATIVE RELATIONSHIPS

     The Company has maintained a focus on its core technology in biometallic chemistry and expanded porphyrin molecules and has utilized relationships with third parties for research, process development, manufacturing, sales and marketing. In the photodynamic therapy field, the Company has used outside collaborations for development of light production and delivery devices for use in preclinical and clinical trials while focusing on development of its proprietary photosensitizing drug. The Company has established and intends to establish additional alliances with companies for late stage product development, manufacturing, sales, marketing and distribution of certain of its products. To date, the Company has retained worldwide marketing rights to its therapeutic products.

     THE UNIVERSITY OF TEXAS AGREEMENTS. The Company collaborates with and sponsors research and development programs at a number of academic institutions, including The University of Texas ("UT") at Austin, in a group under the direction of Jonathan Sessler, Ph.D., Professor of Chemistry, to extend its research capabilities in the field of expanded porphyrin chemistry. The Company has entered into two license agreements with UT that grant the Company the worldwide, exclusive right to patents or patent applications that relate to or result from (i) research conducted by UT Austin on the use, development and syntheses of expanded porphyrin molecules, and (ii) research conducted by UT Dallas on the incorporation of paramag-netic metals into zeolites for use as MRI contrast agents. These agreements require the Company to pay royalties as a percentage of net sales to UT for products incorporating the licensed technology including each of the Company's current product candidates. In addition, the Company and UT have entered into sponsored research agreements which expand the products, inventions and discoveries developed by UT to which the Company's license rights apply.

     In connection with the UT license agreements, the Company also entered into a license agreement with Dr. Stuart W. Young, a co-inventor of GADOLITE, and now the Vice President, Medical Research of the Company, pursuant to which the Company has been granted an exclusive royalty-bearing license to manufacture, use and sell certain products that fall within the scope of the UT Dallas License Agreement.

     HOECHST CELANESE AGREEMENT. In October 1995, the Company entered into a memorandum of understanding and in September 1996 finalized a definitive agreement with HCC, a manufacturer of chemicals and pharmaceutical intermediates, for the process optimization, scale-up and clinical and worldwide commercial supply of Gd-Tex and Lu-Tex. Under the terms of this agreement, HCC is obligated to supply drug substance for clinical and commercial use. There can be no assurance that Hoechst Celanese will deliver bulk-drug substance for Gd-Tex or Lu-Tex on a timely or commercially attractive basis to the Company.

     PHOTODYNAMIC THERAPY LIGHT PRODUCTION AND DELIVERY DEVICES. The Company has collaborated with Coherent, Inc. ("Coherent") for the development of a laser that produces 732 nanometer light for use in photodynamic therapy studies. These lasers and light delivery devices have been purchased from Coherent and are now in use in the ongoing Phase I clinical studies. Coherent has participated with the Company in the filing of regulatory documents required for conducting the Company's Phase I clinical trials with this device. The Company has purchased from Quantum Devices, Inc. ("Quantum") LED devices that are capable of producing the required wavelength of light for use in photodynamic therapy with Lu-Tex. The Company has used LED devices in preclinical animal studies and will purchase such devices for use in its future clinical trials.

     GLAXO WELLCOME SUPPLY AGREEMENT. The Company entered into a supply agreement with Glaxo under which Glaxo has agreed to manufacture clinical and commercial quantities of GADOLITE for the U.S. and Canada. Pursuant to the agreement, Glaxo has agreed to manufacture and the Company has agreed to purchase certain minimum annual quantities of GADOLITE. In addition, the Company is obligated to make certain payments upon Glaxo's achievement of certain process development, quality assurance and supply validation milestones. The agreement has a five year term and is subject to earlier termination in the event of breach or if the NDA for GADOLITE is not approved by the FDA on or prior to January 1, 1998 or if GADOLITE is otherwise not commercialized. See
Note 6 of Notes to Financial Statements.

     E-Z-EM MARKETING SALES AND DISTRIBUTION ARRANGEMENT. In August 1995, the Company entered into an agreement with E-Z-EM, Inc. ("E-Z-EM"), a leading manufacturer and distributor worldwide of oral contrast agents and other products for use in gastrointestinal radiology, for the exclusive marketing and sale of GADOLITE in the U.S., Canada and Mexico. The Company and E-Z-EM will share equally in the operating profits from the sale of GADOLITE, and the Company also may receive premium payments based upon product sales if certain unit sales levels are achieved. During the term of the agreement, E-Z-EM is prohibited from distributing products that are directly competitive with GADOLITE, except for products which have been or currently are being developed by E-Z-EM that contain certain specified chemical compounds. The agreement also states that the Company and E-Z-EM will enter into good faith negotiations for the expansion of the agreement beyond North America. The agreement may be terminated by E-Z-EM at any time with six months' notice. The Company is in negotiations with E-Z-EM for marketing and distribution rights in some European countries.

     COOK, INCORPORATED AGREEMENT. The Company has non-exclusively licensed to Cook, Incorporated, a leading provider of catheter products, its technology to produce MRI detectable materials for catheters. Under the terms of this agreement, the Company will receive royalties based on a percentage of net sales of products utilizing its proprietary technology. The Company intends to license this technology to other catheter and medical device companies.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company seeks to protect its proprietary position by, among other methods, continuing to file U.S. and foreign patent applications with respect to its technology that are important to the development of its business. The Company plans to aggressively prosecute and defend its patent applications, issued patents and proprietary information. The Company owns or has exclusive rights to 26 issued U.S. patents, many of which include composition of matter claims relating to a number of Pharmacyclics' compounds, 18 allowed patent applications and 41 pending patent applications. The Company is also the owner or the exclusive licensee of two counterpart patents issued in Australia, two counterpart patents issued in Europe, 1 counterpart patent issued in New Zealand and 40 pending counterpart patent applications in Europe, Japan and certain other countries. Many of these applications were filed through the Patent Cooperation Treaty and the European Patent Office and preserve for the Company the right to file applications in various countries. The existing issued U.S. patents expire between 2009 and 2014. All of the patents and patent applications not owned by the Company have been licensed to it pursuant to its agreements with UT or the Agreement with Dr. Stuart W. Young.

     With respect to the individual areas of research and product development being carried out by the Company, the Company has three issued U.S. patents related to the GADOLITE product, and two issued and five pending foreign patents. There are five composition-of-matter issued patents and six allowed and twelve pending applications in the U.S. related to the texaphyrin compounds, with two issued patents, and one allowed and five pending applications directed to synthesis of texaphyrins. Five U.S. patents have issued and two applications have been allowed relating to photodynamic therapy using texaphyrins. The Company also has three issued U.S. patents and two allowed and two pending applications relating to the use of texaphyrins as contrast agents in MRI, as well as one allowed and two pending applications related to the use of texaphyrins in radiation sensitization and eight applications (three of which have been allowed) related to the use of texaphyrins in other areas. Foreign applications corresponding to the texaphyrins and their uses also have been filed.

     Patent applications in the U.S. are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries and related patent applications, and the large number of patents and applications and the fluid state of the Company's development activities make comprehensive patent searches and analysis impractical or not cost-effective. As a result, the Company has not made patent or publication searches in the U.S. or in foreign countries to determine whether materials, processes or designs used by it or its potential products infringe or will infringe existing patents or foreign patent applications available to the public. However, because of the number of patents issued and patent applications filed relating to biometallic and expanded porphyrin chemistries, Pharmacyclics believes there is a significant risk that current and potential competitors and other third parties have filed or in the future will file applications for, or have received or in the future will receive, patents and will obtain additional proprietary rights relating to materials or processes used or proposed to be used by the Company. In the event that any relevant claims of third party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to the Company or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company.

     The Company is aware of several U.S. patents owned by or licensed to Schering AG that relate to MRI contrast agents. Schering AG has sent communications to the Company suggesting that GADOLITE may infringe certain of such Schering AG patents. The Company has obtained advice of special patent counsel that the technologies employed by the Company for its imaging products under development do not infringe the claims of such patents. A determination of the infringement of any such patents could have a material adverse effect on the Company's business. There can be no assurance that Schering AG will not seek to assert such patent rights against the Company, which would result in significant legal costs and require substantial management resources. The Company is aware that Schering AG has asserted such rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering AG with respect to one or more such patents. There can be no assurance that the Company would be able to obtain a license from Schering AG, if required, on commercially reasonable terms, if at all.

     The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. It is the Company's policy to require its employees, consultants and advisors to execute appropriate confidentiality and assignment-of-inventions agreements in connection with their employment, consulting or advisory relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances, and in the case of employees, provide that all inventions conceived by the individual during such employment shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

MANUFACTURING

     Pharmacyclics currently uses selected third-party manufacturers for producing various components of the products being developed by the Company. Except for the components covered in the agreements with HCC and Glaxo described above, manufacturers supplying the Company do not currently have the ability to provide commercial quantities for the Company's intended products. Prior to any regulatory approval of the Company's other products, the Company intends to negotiate supply agreements with additional manufacturers who will have the ability to manufacture, fill, label and package such additional necessary materials prior to commercial introduction of its products. There can be no assurance that the Company will be able to enter into supply agreements other than the HCC and Glaxo agreements on commercially acceptable terms or with manufacturers who will be able to deliver supplies in appropriate quantity and quality to meet commercial demand. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products and thus on the ability to commercialize products.

     The Company is currently purchasing light delivery devices from Coherent and Quantum. In addition, the Company may seek other suppliers of light delivery devices, although there can be no assurance that any agreements will be reached with such suppliers on terms commercially reasonable to the Company, if at all. There also can be no assurance that these devices will be available for commercial use or that regulatory approval for such devices will be obtained.

COMPETITION

     The development of therapeutic and diagnostic agents for human diseases is intensely competitive. Many different approaches are being developed or have already been adopted into routine use for the management of diseases targeted by the Company.

     While there are currently no FDA approved radiation sensitizers or chemosensitizers, the Company expects significant competition in these fields, as the Company believes that one or more companies may be developing and testing products which compete directly with the products being developed by the Company. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than Gd-Tex or that would render the Company's products or technologies obsolete. Certain chemotherapy agents also are used as radiation sensitizers.

     Photofrin(R), a photosensitizer developed by QLT Phototherapeutics Inc. ("QLT"), has been approved by the FDA for treatment of obstructing cancer of the esophagus. Photofrin also has received marketing approval in Japan, Canada and certain European countries for various disease indications. The Company believes that the major competitive features for photosensitizers will include their safety, efficacy, cost and convenience. The Company is aware of several other photosensitizers in various stages of development for a number of indications. In addition to QLT, other companies developing products in this area include Dusa Pharmaceuticals, Inc., Nippon Petrochemical, and PDT, Inc. Some companies developing photodynamic therapy products are developing specialized light delivery devices for such products, which when integrated with their product offering may afford them a competitive advantage relative to the Company's strategy of sourcing such devices from third parties.

     The Company expects competition in the development of improved oral MRI contrast agents to increase substantially. Current FDA approved and commercially available intravenous MRI contrast agents include Magnevist(R), Omniscan(R)and Prohance(R) which are marketed by Schering AG, Nycomed and Bracco-Squibb Diagnostics, Inc. ("Bracco"), respectively. Gastromark(TM), an oral contrast agent based on iron particles developed by Advanced Magnetics and licensed to Mallinckrodt, has received initial indications of its approvability for commercial sale from the FDA. In addition, there are several oral MRI contrast agents in various phases of human testing in the U.S., including OMP from Nycomed, in Phase III testing in the U.S. and on the market in Europe, and Lumenhance(TM), a manganese-based agent under development by Bracco. In addition, Schering AG has introduced Enterovist(TM), an oral formulation of its Magnevist MRI contrast agent, in certain European markets. The Company believes that GADOLITE may prove superior to these products because it is well tolerated and capable of producing a strong positive signal at all levels of the gastrointestinal tract. Although the Company believes that GADOLITE may offer advantages over competing oral MRI contrast agents, there can be no assurance that there will be greater acceptance of GADOLITE over other agents. In addition, to the extent that other diagnostic modalities such as CT and X-ray may be perceived as providing greater value than MRI, any corresponding decrease in the use of MRI would have an adverse effect on the demand for GADOLITE.

     Competition in the industry from pharmaceutical companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than the Company, as well as substantial marketing, manufacturing, financial and managerial resources, and represent significant competition for the Company. Acquisitions of, or investments in, competing pharmaceutical companies by large collaborating partners could increase such competitors' financial, marketing, manufacturing and other resources. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or obsolete, or that the Company will be able to keep pace with technological developments or other market factors. Competitors may be developing products that have an entirely different approach or means of accomplishing similar diagnostic, imaging and/or therapeutic effects than products being developed by the Company. These competing products may be safer, more effective and less costly than the products developed by the Company and, therefore, may represent a serious competitive threat to the Company's product offerings.

GOVERNMENT REGULATION

     FDA REGULATION AND PRODUCT APPROVAL

     The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of pharmaceutical products. These national agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products.

     The process required by the FDA before the Company's products may be marketed in the U.S. generally involves the following: (i) preclinical laboratory and animal tests; (ii) submission of an IND application which must become effective before clinical trials may begin; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in its intended indication; and (iv) FDA approval of an NDA. If the pharmaceutical or compound utilized in the product has been previously approved for use in another dosage form, then the approval process is similar, except that certain preclinical toxicity tests normally required for the IND may be avoidable. The testing and approval process requires substantial time, effort, and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all.

     Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns or questions about the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. Further, each clinical study must be reviewed and approved by an independent Institutional Review Board.

     Human clinical trials are typically conducted in three sequential phases which may overlap. Phase I involves the initial introduction of the pharmaceutical into healthy human subjects or patients where the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) identify possible adverse effects and safety risks, (ii) determine the efficacy of the product for specific, targeted indications, and (iii) determine dosage tolerance and optimal dosage. When Phase II evaluations demonstrate that the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites. The regulatory authority or the sponsor may suspend clinical trials at any point in this process if either entity concludes that clinical subjects are being exposed to an unacceptable health risk or for other reasons.

     In the case of products for severe or life-threatening diseases, such as cancer, the initial human testing is sometimes done in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide evidence of efficacy traditionally obtained in Phase II trials. These trials are frequently referred to as "Phase I/II" trials. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's product candidates. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once issued, a product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and it has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

     Additionally, in March 1996, the FDA announced a new policy intended to accelerate the approval process for cancer therapies. Previously, cancer therapies have been approved primarily on the basis of data regarding patient survival rates and/or improved quality of life. Evidence of partial tumor shrinkage, while often part of the data relied on for approval, was considered insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA's new policy, which became effective immediately, the FDA has broadened the circumstances in which evidence of partial tumor shrinkage is considered sufficient for approval. This policy is intended to make it easier to study cancer therapies and shorten the total time for marketing approvals; however, it is too early to tell what effect this policy may actually have on product approvals.

     In addition to the drug approval requirements applicable to the Company's Lu-Tex product for photosensitization of certain cancers, the Company will also need to obtain the approval of the FDA for the laser and associated light delivery devices used in such treatments. Such device approval requires additional submissions both by the Company and by the manufacturers of such devices and must include clinical data obtained from the use of such devices with Lu-Tex for photodynamic therapy, and may result in additional delays or difficulties in obtaining approval for the use of the Lu-Tex as a photosensitizer. Such light delivery device manufacturers currently are under no obligation to the Company to file or pursue such applications.

     Satisfaction of these FDA requirements, or similar requirements by foreign regulatory agencies, typically takes several years and the time needed to satisfy them may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by the Company on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Delay in obtaining or failure to obtain regulatory approvals would have a material adverse effect on the Company's business. Marketing the Company's products abroad will require similar regulatory approvals and is subject to similar risks. In addition, the Company is unable to predict the extent of adverse government regulations that might arise from future U.S. or foreign governmental action.

     Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies for compliance with GMP, which regulations impose certain procedural and documentation requirements upon the Company and its third party manufacturers.

     Drug labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future.

     The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations which could have a material adverse effect on the Company's business. The Company is unable to predict the likelihood of adverse governmental regulation which might arise from future legislative or administrative action, either in the U.S. or abroad.

     INTERNATIONAL REGULATION

     In order for the Company to market its products abroad, the Company must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in receipt of approvals to market the

Company's products, failure to receive these approvals or future loss of previously received approvals could have a material adverse effect on the Company's business, financial condition, and results of operations. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. In June 1996 the Company filed an MAA with the Medicines Control Agency in the United Kingdom for authorization to market GADOLITE.

     The European Community has promulgated rules that require that medical device products receive by mid-1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to market a laser or other light delivery device for the Company's Lu-Tex product in Europe, such CE mark will be required to be obtained, and there can be no assurance that the Company or its light device suppliers will be successful in meeting such certification requirements.

     THIRD PARTY REIMBURSEMENT AND HEALTH CARE REFORM

     The commercial success of the Company's products under development will be substantially dependent upon the availability of government or private third-party reimbursement for the use of such products. There can be no assurance that Medicare, Medicaid, HMOs and other third-party payors will authorize or otherwise budget such reimbursement. Such governmental and third party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to market, there can be no assurance that such products will be viewed as cost-effective or that reimbursement will be available to consumers or will be sufficient to allow the Company's products to be marketed on a competitive basis. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. In response to concerns about the rising costs of advanced medical technologies, the current administration of the federal government has publicly stated its desire to reform health care, including the possibility of price controls and revised reimbursement policies. There can be no assurance that actions taken by the administration, if any, with regard to health care reform will not have a material adverse effect on the Company. If any actions are taken by the administration, such actions could adversely affect the prospects for future sales of the Company's products. Further, to the extent that these or other proposals or reforms have a material adverse effect on the Company's ability to secure funding for its development or on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's product candidates, the Company's ability to develop or commercialize its product candidates may be adversely affected.

     Given recent government initiatives directed at lowering the total cost of health care throughout the U.S., it is likely that the U.S. Congress and state legislatures will continue to focus on health care reform and the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. Pharmacyclics cannot predict the likelihood of passage of federal and state legislation related to health care reform or lowering pharmaceutical costs. In certain foreign markets pricing of prescription pharmaceuticals is already subject to government control. Continued significant changes in the nation's health care system could have a material adverse effect on the Company's business.

     ENVIRONMENTAL REGULATION

     In connection with its research and development activities and its manufacturing materials and products, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens, and wastes. Although the Company believes that it has complied with these laws, regulations and policies in all material respects and has not been required to take any significant action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

EMPLOYEES

     As of August 31, 1996, the Company had 44 employees, three of whom are part-time. Thirty-eight of its employees are dedicated to research, development, manufacturing, quality assurance and quality control, regulatory affairs, or preclinical and clinical testing. Fifteen of the Company's employees have an M.D. or Ph.D. degree.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     This Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this section as well as those discussed elsewhere in this Form 10-K.

NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT

     To achieve profitable operations on a continuing basis, the Company must successfully research, develop, test, obtain regulatory approval for, manufacture, introduce, market and distribute its products. The time frame necessary to achieve these goals for any individual product is long and uncertain. Most of the products currently under development by the Company will require significant additional research and development, preclinical and clinical testing and regulatory approval prior to commercialization. Additionally, any product the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. There can be no assurance that the Company's products will prove to be effective or that physicians, patients, or clinical or hospital laboratories will accept the Company's products as readily as other forms of diagnosis and treatment or as readily as other newly developed therapeutic products and diagnostic imaging techniques. There can be no assurance that the Company's research and development efforts will be successful or that any given product will be safe or effective, capable of being manufactured economically in commercial quantities, developed in a timely fashion or successfully marketed.

UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS

     Pharmacyclics has conducted and plans to continue to undertake extensive and costly clinical testing to assess the safety and efficacy of its potential products. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of the patient population, proximity of patients to clinical sites and eligibility criteria for the study. Delays in patient enrollment will result in increased costs and delays, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the FDA may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Further, there can be no assurance that clinical testing will show any current or future product candidate to be safe and effective for use in humans.

NO ASSURANCE OF PRODUCT APPROVAL

     To date, none of the Company's products has been approved for sale in the U.S. or any international market. Satisfaction of regulatory requirements of the FDA, or similar requirements by foreign regulatory agencies, typically takes several years, and the time needed to satisfy them may vary substantially based upon the type, complexity and novelty of the pharmaceutical product. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by the Company on a timely basis, if at all. The Company submitted an NDA for GADOLITE in September 1995. There can be no assurance that the FDA will decide that the NDA satisfies the criteria for approval. In addition, in June 1996 the Company filed a Market Authorization Application ("MAA") with the Medicines Control Agency in the United Kingdom for authorization to market GADOLITE. Although the process for regulatory approval in Western Europe is similar to that in the United States, there are numerous and sometimes unique risks associated with the approval of an MAA. There can be no assurance that such authorization will be granted or, even if granted in the United Kingdom, that authorization to market GADOLITE in other member states would be granted under the European Union's mutual recognition procedure.

     Delay in obtaining or failure to obtain regulatory approvals would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the policies of the FDA and foreign regulatory bodies may change, and additional regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Even if regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market.

     In addition to the drug approval requirements applicable to the Company's Lu-Tex product for photosensitization of certain cancers and atherosclerosis, the Company will also need to obtain the approval of the FDA and other foreign regulatory authorities for the laser, light emitting diode ("LED") or associated light delivery devices used in such treatments. Such device approval requires additional regulatory submissions both by the Company and by the manufacturers of such devices that must include clinical data obtained from the use of such light delivery devices with Lu-Tex for photodynamic therapy, and may result in additional delays or difficulties in obtaining approval for the use of Lu-Tex as a photosensitizer. Such light delivery device manufacturers currently are under no obligation to the Company to file or pursue such applications.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     The Company has incurred operating losses since its inception in 1991 and, as of June 30, 1996, had an accumulated deficit of approximately $28.0 million. The Company anticipates that such operating losses will continue over the next several years, as it continues to incur increasing costs of research and development, clinical and manufacturing activities. To date, the Company has not generated revenue from the commercial sale of its products and does not expect to receive any such revenue until calendar year 1997 at the earliest. All revenues to date have resulted from license and milestone payments and funding from a government research grant.

LIMITED MANUFACTURING AND MARKETING EXPERIENCE

     The Company must manufacture its products in commercial quantities either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. Except for Gd-Tex and Lu-Tex bulk drug substance, which are the subject of a manufacturing and supply agreement with HCC, and GADOLITE, which is the subject of a manufacturing and supply agreement with Glaxo, the Company does not have access to the manufacturing capacity necessary to provide clinical and commercial quantities of the Company's products. Access to such manufacturing capacity is necessary for the Company to conduct clinical trials, obtain regulatory approval and commercialize its products. The Company is engaged in preliminary discussions with a number of manufacturers of parenteral products regarding process development and validation, filling, labeling and packaging of the finished dosage form of Gd-Tex and Lu-Tex. A failure to successfully complete such agreement would, if the Company could not locate alternate manufacturing capabilities, have a material adverse impact on the Company's business, financial condition and results of operations. Prior to any regulatory approval of the Company's other products under development, the Company intends to negotiate supply agreements with manufacturers who will have the ability to manufacture, fill, label and package such materials prior to commercial introduction of such products. There are, however, a limited number of contract manufacturers that operate under current federal and state Good Manufacturing Practices ("GMP") regulations and are capable of manufacturing the Company's products. Accordingly, there can be no assurance that the Company will be able to enter into supply agreements on commercially acceptable terms or with manufacturers who will be able to deliver supplies in appropriate quantity and quality to develop and commercialize its products. Any interruption of supply of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also has entered into a sales and distribution agreement with E-Z-EM for North American sales, marketing and distribution of GADOLITE. The Company plans to enter into similar agreements to market GADOLITE in Europe and Asia. To date, however, no such arrangements have been established, and there can be no assurance that any such agreements will be entered into. To the extent that the Company determines not to, or is unable to, enter into co-promotion agreements or to arrange for third party distribution of its other products or to the extent that the agreement with E-Z-EM is terminated without a replacement agreement, significant additional resources will be required to develop a sales force. There can be no assurance that the Company will be able to establish such a sales force or enter into such co-promotion or distribution agreements. In addition, the Company currently has no arrangement for the sale and distribution of any of its other products under development.

     The Company has no expertise in the development of light sources and associated light delivery devices required for the Company's Lu-Tex photosensitizer program. Successful development, manufacturing, approval and distribution of the Company's photosensitization products will require third party arrangements for the required light sources, associated light delivery devices and other equipment. The Company currently obtains lasers from Coherent and LEDs from Quantum on a purchase order basis, and such entities are under no obligation to continue to deliver light devices on an ongoing basis. Failure to maintain such relationships may require the Company to develop additional sources which may require additional regulatory approvals and could delay commercialization of the Company's Lu-Tex products under development. There can be no assurance that the Company will be able to establish or maintain relationships with other sources on a commercially reasonable basis, if at all, or that such devices will receive regulatory approval for use in photodynamic therapy.

RELIANCE ON THIRD PARTY RELATIONSHIPS

     The Company has no manufacturing facilities for commercial production of its products under development, nor does the Company have experience in sales, marketing or distribution. The Company's strategy for commercialization of its products requires entering into various arrangements with corporate and other collaborators to conduct clinical trials and to manufacture, distribute and market its products. The Company will be dependent upon the success of these outside parties performing their responsibilities. There can be no assurance that such parties will perform their obligations as expected or that the Company's reliance on others for the clinical development, manufacturing, distribution and marketing of its products will not result in unforeseen problems. The Company does not have the ability to conduct these development activities in house. If one or more of these relationships were terminated or the organizations did not perform up to expectations, the clinical development of the Company's product candidates would likely be delayed and could be substantially impaired depending on the availability and quality of substitute development capabilities.

RAPID TECHNOLOGICAL CHANGE AND SUBSTANTIAL COMPETITION

     The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than the Company, as well as substantially more marketing, manufacturing, financial and managerial resources, and represent significant competition for the Company. Acquisitions of, or investments in, competing pharmaceutical companies by large collaborating partners could increase such competitors' financial, marketing, manufacturing and other resources. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or obsolete, or that the Company will be able to keep pace with technological developments or other market factors. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar diagnostic, imaging and/or therapeutic effects than products being developed by the Company. The Company is aware that one of its competitors in the market for photodynamic therapy drugs has received marketing approval for certain indications in the U.S., Canada, The Netherlands, France and Japan for Photofrin. There can be no assurance that the Company's competitors will not develop products that are safer, more effective and less costly than the products developed by the Company and, therefore, present a serious competitive threat to the Company's product offerings.

     Further, the medical indications for which the Company is developing its therapeutic products also can be treated, in the case of cancer, by surgery, radiation and chemotherapy, and in the case of atherosclerosis, by surgery (e.g., bypass), angioplasty, atherectomy, the use of stents and drug therapy. These treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for cancer and atherosclerosis could make such other therapies more efficacious or cost-effective than Lu-Tex and could render the Company's technology noncompetitive or obsolete. Also, there can be no assurance that physicians will use either Gd-Tex as a radiation sensitizer or chemosensitizer in the case of cancer or Lu-Tex as a photosensitizer in the case of cancer or atherosclerosis to replace or supplement established treatments for such diseases or that the therapeutic products the Company is developing will become competitive with current or future treatments. Further, some companies developing photodynamic therapy products are developing specialized light delivery devices for such products, which when integrated with their product offering may afford them a competitive advantage relative to the Company's strategy of sourcing such devices from third parties.

REQUIREMENTS FOR ADDITIONAL FINANCING AND ACCESS TO CAPITAL MARKETS

     The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of its products. The Company will require additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of its products. The Company believes that its cash, cash equivalents and short-term investments and amounts available under a capital lease agreement will be adequate to satisfy its capital needs through calendar 1997. However, the actual amount of the Company's capital requirements will depend on many factors, including the status of the development of products, the time and costs involved in conducting clinical trials, obtaining regulatory approvals, and filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to market and distribute its products and establish new collaborative and licensing arrangements. The Company will attempt to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company's business, financial condition and results of operations, will be materially and adversely affected.

DEPENDENCE UPON QUALIFIED AND KEY PERSONNEL

     The Company's ability to maintain its competitive position depends on its ability to attract and retain qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract or retain such persons. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company relies on consultants and advisors to assist in formulating its research and development strategy. All of the Company's consultants and advisors are employed by entities other than the Company and may have commitments to or consulting or advisory contracts with other entities that may affect their ability to contribute to the Company.

UNCERTAINTIES REGARDING PATENTS AND PROPRIETARY RIGHTS

     The Company's success depends in part on its ability to obtain patent protection for its products and preserve its trade secrets. In the U.S., the Company owns or has exclusive rights to 26 issued patents, 18 allowed, and 41 pending patent applications. Outside the U.S., the Company is the owner or exclusive licensee of five counterpart patents, and 40 pending counterpart patent applications. There can be no assurance that the Company's patent applications will result in additional patents being issued or that issued patents will afford protection against competitors with similar technology, nor can there be any assurance that any patents issued to the Company will not be infringed by or designed around by others. Even issued patents may later be modified or revoked by the U.S. Patent and Trademark Office in proceedings instituted by third parties or otherwise found to be invalid or unenforceable. Moreover, the Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and believes the protection provided by foreign patents, if obtained, may be weaker than that provided by domestic patents.

     The Company has not conducted an extensive search of patents issued to other companies, research or academic institutions or others, and no assurance can be given that such patents do not exist, have not been filed or could not be filed or issued which contain claims relating to the Company's technology, products or processes. Because of the number of patents issued and patent applications filed relating to biometallic and expanded porphyrin chemistries, Pharmacyclics believes there is a significant risk that current and potential competitors and other third parties have filed or in the future will file applications for, or have received or in the future will receive, patents and will obtain additional proprietary rights relating to materials or processes used or proposed to be used by the Company. If such patents have been or become issued, the holders of such patents may bring claims against the Company for infringement which may have a material adverse effect on the Company's business, financial condition and results of operations. As a result, the Company may be required to obtain licenses from others to develop, manufacture or market its products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms, if at all.

     The Company is aware of several U.S. patents owned by or licensed to Schering AG that relate to MRI contrast agents. Schering AG has sent communications to the Company suggesting that GADOLITE may infringe certain of such Schering AG patents. The Company has obtained advice of special patent counsel that the technologies employed by the Company for its imaging products under development do not infringe the claims of such patents. A determination of the infringement of any such patents could have a material adverse effect on the Company's business. There can be no assurance that Schering AG will not seek to assert such patent rights against the Company, which would result in significant legal costs and require substantial management resources. The Company is aware that Schering AG has asserted such rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering AG with respect to one or more such patents. There can be no assurance that the Company would be able to obtain a license from Schering AG, if required, on commercially reasonable terms, if at all.

     The Company also relies on trade secrets and proprietary know-how that it seeks to protect, in part, by confidentiality agreements with its employees, consultants, suppliers and licensees. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, that others will not otherwise gain access to the Company's proprietary technology, or disclose such technology, or that the Company can meaningfully protect its rights in such unpatented proprietary technology.

UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT AND REFORM

     The future revenues and profitability of pharmaceutical and related companies as well as the availability of capital to such companies may be affected by the continuing efforts of government and third party payors to contain or reduce costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, it is likely that the U.S. Congress and state legislatures will continue to focus on health care reform and the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of such products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the U.S. and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially adversely affect the Company's ability to operate profitably.

PRODUCT LIABILITY EXPOSURE

     The testing, manufacturing, marketing and sale of the products under development by the Company entail an inherent risk that product liability claims will be asserted against the Company. Although the Company is insured against such risks up to a $3 million annual aggregate limit in connection with human clinical trials and commercial sales of its products under development, there can be no assurance that the Company's present product liability insurance is adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations and may prevent the Company from obtaining adequate product liability insurance in the future on commercially reasonable terms. In addition, there can be no assurance that product liability coverage will continue to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products developed by the Company. A product liability claim or recall would have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

     The manufacturing and marketing of the Company's products and its research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the U.S. and other countries. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. To date, the Company has not received regulatory approval in the U.S. or any foreign jurisdiction for the commercial sale of any of its products. There can be no assurance that requisite FDA approvals or those of foreign regulatory authorities will be obtained on a timely basis, if at all, or that any approvals granted will cover the clinical indications for which the Company may seek approval. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Failure to obtain or maintain requisite governmental approvals, failure to obtain approvals of the clinically intended uses or the identification of adverse side effects of the Company's products under development could delay or preclude the Company from further developing a particular product or from marketing its products, or could limit the commercial use of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL REGULATION

     In connection with its research and development activities and its manufacturing materials and products, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although the Company believes that it has complied with these laws, regulations and policies in all material respects and has not been required to take any significant action to correct any material noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

CONTROL BY EXISTING STOCKHOLDERS

     The Company's officers, directors and principal stockholders, and certain of their affiliates beneficially own approximately 57% of the Company's outstanding Common Stock. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. Additionally, these stockholders will have significant influence over major corporate transactions as well as the election of directors of the Company and control over board decisions.

VOLATILITY OF STOCK PRICE; NO DIVIDENDS

     The market prices for securities of pharmaceutical and biotechnology companies (including the Company) have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Future announcements concerning the Company, its competitors or other pharmaceutical and biotechnology companies including the results of testing and clinical trials, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by the Company or others and general market conditions may have a significant effect on the market price of the Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future.

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

              NAME                 AGE                       POSITION
- ---------------------------------  ---     --------------------------------------------
Richard A. Miller, M.D...........  45      President, Chief Executive Officer and
                                           Director
William C. Dow, Ph.D.............  41      Vice President, Chemical Research and
                                             Development
Cheryl B. Jaszewski..............  50      Vice President, Finance and Administration
Marc L. Steuer...................  49      Vice President, Business Development and
                                           Chief Financial Officer
Stuart W. Young, M.D.............  53      Vice President, Medical Research
Thomas D. Kiley..................  53      Director
Joseph S. Lacob(1)...............  40      Director
Patrick F. Latterell(1)(2).......  38      Director
Joseph C. Scodari................  43      Director
Craig C. Taylor(1)(2)............  46      Director

- ---------------
(1) Member of Compensation Committee

(2) Member of Audit Committee

     DR. MILLER has served as President, Chief Executive Officer and a Director since the Company was founded in April 1991. In 1989, Dr. Miller co-founded CellPro, Inc. ("CellPro"), a public biotechnology company, and served as a Director of CellPro from 1989 to 1991, and Chairman of CellPro's Scientific Advisory Board until 1993. He continues to serve on CellPro's Scientific Advisory Board. In 1984, Dr. Miller co-founded IDEC Pharmaceuticals Corporation where he served as Vice President and a Director until February 1992. Dr. Miller also is a Clinical Associate Professor of Medicine (Oncology) at Stanford University Medical Center. Dr. Miller received his M.D., summa cum laude, from the State University of New York Medical School and is board certified in both Internal Medicine and Medical Oncology.

     DR. DOW has served as Vice President, Chemical Research and Development since February 1993 and previously as Senior Director, Chemical Research and Development from July 1992 to February 1993. From 1987 to 1992, he was at Salutar, Inc., a pharmaceutical company involved in research and development of MRI contrast agents, where he held positions of increasing responsibility in discovery and chemical development of contrast agents, last serving as Director, Chemical Development and Manufacturing. Dr. Dow holds a B.S. and M.S. from Stanford University in Chemistry and a Ph.D. in Chemistry from the California Institute of Technology.

     MS. JASZEWSKI has served as Vice President, Finance and Administration since October 1992. From 1986 to 1991, she served as the Director, Planning and Financial Analysis, which included strategic planning and mergers and acquisitions, at Nellcor, Inc., a medical device company. From 1991 to 1992, Ms. Jaszewski was a financial and administrative consultant to various private companies. Ms. Jaszewski holds a B.A. in Economics and a M.B.A. from Stanford University.

     MR. STEUER has served as Chief Financial Officer and Vice President, Business Development since November 1994. From April 1992 to November 1994 he was Executive Vice President, Business Development and Commercial Affairs for SciClone Pharmaceuticals, Inc. and also served as Chief Financial Officer. From 1985 to 1992, Mr. Steuer served in a variety of roles in the Pilkington Visioncare Group ("PVG"), which developed, manufactured and distributed medical devices, pharmaceuticals and equipment for the ophthalmic field. His positions at PVG included General Manager, Ventures and Licensing and Chief Financial Officer. Mr. Steuer was a member of the Board of Directors of SciClone Pharmaceuticals, Inc. from

January 1993 through November 1994, and currently serves as a member of the Board of Directors of a private company. Mr. Steuer received his M.S. and B.S. degrees in Electrical Engineering from Columbia University and a M.B.A. from New York University.

     DR. YOUNG has served as Vice President, Medical Research since September 1993. Dr. Young is a board certified radiologist. From 1977 to 1994 Dr. Young served as Director of the Contrast Media Laboratory in the Department of Radiology at Stanford University School of Medicine and he was a tenured Associate Professor until he joined the Company. Dr. Young received his M.D. from the Indiana University School of Medicine and his Masters of Business Management from Stanford University, where he was an A.P. Sloan Fellow.

     MR. KILEY was appointed as a Director of the Company in June 1991. He has been self-employed since 1988 as an attorney, consultant and investor. From 1980 to 1988, he was an officer of Genentech, Inc., serving variously as Vice President and General Counsel, Vice President for Legal Affairs and Vice President for Corporate Development. Mr. Kiley is also a Director of Cardiogenesis Corporation, a medical device company, Geron, Inc., and Connective Therapeutics, Inc., pharmaceutical companies, and certain private biotechnology and other companies. Mr. Kiley received a B.S. in Chemical Engineering from Pennsylvania State University and a J.D. from George Washington University.

     MR. LACOB was appointed as a Director of the Company in June 1991. He is a General Partner of Kleiner Perkins Caufield & Byers, a venture capital investment firm, which he joined in 1987. Mr. Lacob is currently Chairman of the Board of CellPro, Inc. and Microcide Pharmaceuticals and a director of Heartport, Inc., as well as several private life science companies. Mr. Lacob holds a B.S. in BioChemistry from the University of California, Irvine, a M.S. in Public Health from the University of California, Los Angeles and a M.B.A. from Stanford University.

     MR. LATTERELL was appointed as a Director of the Company in June 1991. He is a General Partner of Venrock Associates and Venrock Associates II, L.P., venture capital investment groups, which he joined in April 1989. Mr. Latterell is currently a Director of Biocircuits Corporation, Geron Corporation, Vical, Inc. and several private biomedical companies. Mr. Latterell holds S.B. degrees in Biological Sciences and Economics from the Massachusetts Institute of Technology and a M.B.A. from Stanford University.

     MR. SCODARI was appointed as a Director of the Company in December 1994. He is Corporate Executive Vice President, and President Pharmaceutical Division for Centocor, Inc. Prior to joining Centocor, he was Senior Vice President and General Manager, North American Ethicals for Rhone-Poulenc Rorer Pharmaceuticals, Inc. where he held various positions since 1989. From 1987 to 1989, Mr. Scodari was Executive Vice President of Sterling Drugs U.S. Diagnostic Imaging Division where he held responsibilities for all marketing and sales and business development activities for Sterling's imaging agent business. Mr. Scodari received a B.S. in Political Science from Youngstown State University.

     MR. TAYLOR was appointed as a Director of the Company in June 1991. He is a General Partner of AMC Partners 89, L.P., the general partner of Asset Management Associates 1989, L.P., a private venture capital partnership. Mr. Taylor has been with Asset Management Company, a venture management group, since 1977. Mr. Taylor is a Director of Occupational Health & Rehabilitation (formerly Telor Ophthalmic Pharmaceuticals, Inc.), Metra BioSystems, Inc. and Lynx Therapeutics, Inc., and several private companies. Mr. Taylor holds B.S. and M.S. degrees in Physics from Brown University and a M.B.A. from Stanford University.

ITEM 2.  PROPERTIES

     In 1993 the Company entered into an eight year lease agreement beginning in February 1994 for 32,500 square foot facility in Sunnyvale, California. This facility includes administrative space and research and development space. The lease is a non-cancelable operating lease which expires in 2002. Rental payments are based upon a gradual scale.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common shares of Pharmacyclics, Inc. are listed on the National Association of Securities Dealers Automated Quotation National Market System under the symbol PCYC. The following table presents quarterly information on the high and low sales prices of the Company's common stock for the fiscal year 1996.

                                  FISCAL YEAR                            HIGH     LOW
        ---------------------------------------------------------------  ----     ---
        1996
        2nd Quarter....................................................  $16  3/4 $12
        3rd Quarter....................................................   15       12 3/4
        4th Quarter....................................................   20  1/4  13 3/4

     As of August 31, 1996, the Company's common stock was held by 94 stockholders of record. The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the forseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere herein.

                                                                                             PERIOD
                                                                                              FROM
                                                                                           INCEPTION
                                               YEAR ENDED JUNE 30,                        (APRIL 1991)
                              ------------------------------------------------------        THROUGH
                              1992       1993        1994         1995        1996       JUNE 30, 1996
                              -----     -------     -------     --------     -------     --------------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
Revenues:
  License and grant
     revenues...............  $  --     $    --     $ 3,000     $     79     $   301        $  3,380
                              -----     -------     -------     --------     -------     --------------
Operating expenses:
  research and
     development............    487       3,161       6,909        9,330       7,641          27,528
  General and
     administrative.........     58         559       1,042          996       1,515           4,170
                              -----     -------     -------     --------     -------     --------------
          Total operating
            expenses........    545       3,720       7,951       10,326       9,156          31,698
                              -----     -------     -------     --------     -------     --------------
Loss from operations........   (545)     (3,720)     (4,951)     (10,247)     (8,855)        (28,318)
Interest income.............     22         148         164          187         940           1,461
Interest expense............     --          (8)       (253)        (419)       (320)         (1,000)
                              -----     -------     -------     --------     -------     --------------
Loss before income taxes....   (523)     (3,580)     (5,040)     (10,479)     (8,235)        (27,857)
Provision for income
  taxes.....................     --          --        (101)          --          --            (101)
                              -----     -------     -------     --------     -------     --------------
Net loss....................  $(523)    $(3,580)    $(5,141)    $(10,479)    $(8,235)       $(27,958)
                              =====     =======     =======     ========     =======      ==========
Net loss per share..........                                    $  (1.65)    $ (1.05)
                                                                ========     =======
Weighted average common and
  common equivalent
  shares....................                                       6,353       7,815
                                                                ========     =======

                                                                 JUNE 30,
                                        ----------------------------------------------------------
                                         1992        1993         1994         1995         1996
                                        -------     -------     --------     --------     --------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents.............  $ 2,116     $ 6,196     $  8,690     $    376     $ 13,950
Short-term investments................       --          --           --           --        8,053
Total Assets..........................    2,157       6,880       12,050        3,539       25,015
Long term obligations, excluding
  current installments................       --         228        1,880        1,429          941
Deficit accumulated during development
  stage...............................     (523)     (4,103)      (9,244)     (19,723)     (27,958)
Total Stockholders' equity
  (deficit)...........................    2,152       6,249        8,769       (1,652)      21,991

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Factors That May Affect Results" elsewhere in this report.

OVERVIEW

     During the period from its inception in April 1991 through the fiscal year ended June 30, 1992, the Company was engaged in organizational activities, including negotiating agreements with The University of Texas with respect to licensing of certain aspects of its core technology in biometallic chemistry and recruiting scientific and management personnel. Since June 1992 the Company has devoted substantially all of its resources to the research and development of proprietary pharmaceutical products to facilitate and improve treatments for cancer and atherosclerosis and to improve certain diagnostic imaging procedures. As these products are still under development, no revenues have been derived from the sale of products and the Company does not expect to receive revenues from the sale of any of its products until calendar year 1997 at the earliest.

     The Company has financed its operations primarily through the sale of equity securities and, in October 1995, completed its initial public offering, issuing 2,383,450 shares of its Common Stock, resulting in net proceeds of approximately $26.0 million. In addition, cash has been received in connection with entering into certain product licenses and license option agreements. No revenues have been derived from the sale of products under development. The Company is pursuing additional collaborative agreements for the financing of its research and development efforts and for the commercialization of its products. However, no assurance can be given that these efforts will result in any such agreements or that the Company will obtain significant revenues therefrom.

     The Company has been unprofitable since inception and had an accumulated deficit of $28 million at June 30, 1996. Successful future operations depend upon the Company's ability to develop, to obtain regulatory approval for and to commercialize its products, of which there can be no assurance. The Company will require additional funds to complete the development of its products and to fund operating losses that are expected to be incurred in the next several years.

RESULTS OF OPERATIONS
  Revenue

     To date, Pharmacyclics has received only limited revenues and no revenues from operations. During the fiscal year ending June 30, 1996, $301,000 was recognized compared to $79,000 in fiscal 1995.

     The fiscal 1996 revenue includes two milestone payments received pursuant to an August 1995 product distribution agreement with E-Z-EM. Under this agreement, the Company recorded $250,000 as revenue (net of licensing related expenses paid to The University of Texas). In addition, $51,000 was received under a

Small Business Innovation Research ("SBIR") grant from the National Cancer Institute during the same period. All of the revenue recorded in fiscal 1995 was from the same grant.

     In fiscal 1994, the Company recognized $2,000,000 under an option whereby the Company agreed, for six months, to refrain from entering into any discussions or agreements relating to licensing certain technology. No license agreement was consummated pursuant to this option. The Company also recognized $1,000,000 under an agreement for the development and commercialization of certain diagnostic imaging products in certain Asian countries. This agreement was terminated during fiscal 1995.

  Research and Development

     Research and development expenses totaled $7,641,000 during fiscal 1996 compared to $9,330,000 during fiscal 1995, a decrease of 18%. The decrease was due to fluctuations in the level of clinical activity relating to the Company's products. During fiscal 1995, the Company was conducting multi-center Phase III studies of GADOLITE(R) Oral Suspension and completing the preclinical studies required for an Investigational New Drug Application (IND) filing for gadolinium-texaphyrin (Gd-Tex). By comparison, fiscal 1996 included a Phase I trial for lutetium-texphyrin (Lu-Tex) and Phase I and Phase Ib/II trials for Gd-Tex, each of which required a smaller number of patients. There will continue to be significant period-to-period variations in research and development expenses related to the timing of clinical and preclinical trials and other research activities. The Company currently expects its research and development expenses to increase in future periods due to planned expansion in clinical trials and research activities.

     For the year ended June 30, 1995 research and development spending totaled $6,909,000. This increase during fiscal 1995 of 35% was the result of growth in the research organization and the costs associated with the Phase III GADOLITE(R) multi-center trials.

  General and Administrative

     General and administrative expenses totaled $1,515,000 during fiscal 1996 compared to $996,000 during fiscal 1995, an increase of 52%. The increase was primarily the result of insurance, professional services and other expenses related to conducting business as a public company. The Company expects that costs related to being a public company will result in higher levels of general and administrative expenditures in future years.

     General and administrative expenses decreased slightly from $1,042,000 in fiscal 1994 to $996,000 in fiscal 1995.

  Interest and Other Income

     Interest income, net of interest expense totaled $620,000 for fiscal 1996, compared to net interest expense of $232,000 for the same period in the prior fiscal year. The increase in interest income is the result of interest earned on the proceeds from the Company's initial public offering completed in October 1995. The expenses in the prior year were related to borrowings associated with capital lease financing and notes payable which offset interest on income from cash and cash equivalents.

     Interest expense, net of interest income, during fiscal 1994 was $89,000. This increase in net interest expense reflects interest on lease lines resulting from growth in equipment and facilities.

  Income Taxes

     At June 30, 1996, the Company had net operating loss carryforwards of approximately $23.0 million and tax credits carryforwards of approximately $1.3 million for federal and state income tax reporting purposes, respectively. These amounts expire at various times through 2010. A change of ownership, as defined under Section 382 of the Internal Revenue Code, occurred as a result of the Company's initial public offering. Accordingly, utilization of approximately $17.0 million of the Company's net operating loss carryforwards will be subject to an annual limitation of approximately $4.0 million. See Note 5 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through June 30, 1996 primarily through the sale of equity securities, payments under third party agreements and proceeds from its initial public offering. From inception through June 30, 1996, the Company has used approximately $25.3 million of cash for operating activities and approximately $2.8 million of cash for the purchase of laboratory and office equipment and payments under capital lease agreements.

     Net cash used in operating activities of $7.4 million for fiscal year ended June 30, 1996, resulted primarily from the net loss incurred during that period and increases in accounts payable, accrued liabilities, and depreciation expense. On June 30, 1996, the Company had approximately $22.0 million in cash, cash equivalents and short-term investments.

     The Company expects to incur ongoing levels of expenditures which may not only fluctuate from quarter to quarter but which are expected to increase as the levels of clinical activity for the Company's products under development increases. Additional expenditures may occur in commercializing the Company's first product, GADOLITE. As a result of both these factors, as well as the costs associated with being a public company, the Company expects to report increased expenses for research and development and general and administrative activities for at least the next several years. The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, marketing and sales activities, future third-party collaborations, the extent to which the Company's products gain market acceptance, and competitive developments. Although the Company believes that the Company's current cash, cash equivalents and short-term investments will be sufficient to meet the Company's operating and capital requirements through calendar 1997, there can be no assurance that the Company will not require additional financing within this time frame.

     The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See " Factors That May Affect Results."

FUTURE POSSIBLE COMPENSATION EXPENSE

     In May 1996, the Company granted to certain employees options to purchase approximately 211,000 shares of Common Stock at $17.75 per share (the then fair market value of such shares). Approximately 160,000 of such options were in excess of the number of options authorized to be granted under the Company's 1995 Stock Option Plan. The Company expects to grant additional options to purchase approximately 200,000 shares of Common Stock prior to the 1996 Annual Meeting of Stockholders currently scheduled for December 1996 (the "Annual Meeting"), with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. All such option grants are subject to stockholder approval at the Annual Meeting. As a result, in the event the fair market value of the Company's Common Stock on the date of the Annual Meeting exceeds the exercise price of the respective stock options, the Company will be required to record compensation expense in an amount equal to such difference multiplied by the number of shares subject to such option and recognized on a straight-line basis over the vesting period of the option, generally five years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................   33
Balance Sheet -- June 30, 1996, and 1995..............................................   34
Statement of Operations -- Years ended June 30, 1996, 1995 and 1994 and Period from
  Inception (April 1991) to June 30, 1996.............................................   35
Statement of Cash Flows -- Years ended June 30, 1996, 1995 and 1994 and Period from
  Inception (April 1991) to June 30, 1996.............................................   36
Statement of Stockholders' Equity -- Period from Inception (April 1991) to June 30,
  1996................................................................................   37
Notes to Financial Statements.........................................................   38

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Stockholders of Pharmacyclics, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of stockholders' equity (deficit) present fairly, in all material respects, the financial position of Pharmacyclics, Inc. (a development stage company) at June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, and for the period from inception (April 1991) through June 30, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
August 20, 1996

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
                                 (IN THOUSANDS)

                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 13,950     $    376
  Short-term investments...............................................     8,053           --
  Prepaid expenses.....................................................       241          164
                                                                         --------     --------
          Total current assets.........................................    22,244          540
Property and equipment, net............................................     2,622        2,850
Deposits...............................................................        54           54
Notes receivable from employee.........................................        95           95
                                                                         --------     --------
                                                                         $ 25,015     $  3,539
                                                                         ========     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.....................................................  $    753     $    689
  Accrued liabilities..................................................       300          257
  Current portion of capital lease obligations.........................       917          749
  Notes payable........................................................        --        2,000
                                                                         --------     --------
          Total current liabilities....................................     1,970        3,695
Capital lease obligations..............................................       941        1,429
Deferred rent..........................................................       113           67
                                                                         --------     --------
          Total liabilities............................................     3,024        5,191
                                                                         --------     --------
Commitments (Note 6)
Stockholders' equity (deficit):
  Preferred stock, $0.0001 par value; authorized -- 1,000,000 shares at
     June 30, 1996; no shares issued and outstanding...................        --           --
  Convertible preferred stock, $0.0001 par value;
     authorized -- 6,666,667 shares at June 30, 1995; shares issued and
     outstanding -- 4,507,839 at June 30, 1995.........................        --           --
  Common stock, $0.0001 par value; authorized -- 10,000,000 shares at
     June 30, 1995, 12,000,000 at June 30, 1996; shares issued and outstanding -- 908,702 at June 30, 1995 and 8,549,424 at June 30,
     1996 respectively.................................................         1           --
  Additional paid-in capital...........................................    49,948       18,071
  Deficit accumulated during development stage.........................   (27,958)     (19,723)
                                                                         --------     --------
          Total stockholders' equity (deficit).........................    21,991       (1,652)
                                                                         --------     --------
                                                                         $ 25,015     $  3,539
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       PERIOD FROM
                                                                                        INCEPTION
                                                                                       (APRIL 1991)
                                                       YEAR ENDED JUNE 30,             THROUGH JUNE
                                                 --------------------------------          30,
                                                  1996         1995        1994            1996
                                                 -------     --------     -------     --------------
Revenues:
  License and grant revenues...................  $   301     $     79     $ 3,000        $  3,380
                                                 -------     --------     -------        --------
Operating expenses:
  Research and development.....................    7,641        9,330       6,909          27,528
  General and administrative...................    1,515          996       1,042           4,170
                                                 -------     --------     -------        --------
          Total operating expenses.............    9,156       10,326       7,951          31,698
                                                 -------     --------     -------        --------
Loss from operations...........................   (8,855)     (10,247)     (4,951)        (28,318)
Interest income................................      940          187         164           1,461
Interest expense...............................     (320)        (419)       (253)         (1,000)
                                                 -------     --------     -------        --------
Loss before income taxes.......................   (8,235)     (10,479)     (5,040)        (27,857)
Provision for income taxes.....................       --           --        (101)           (101)
                                                 -------     --------     -------        --------
Net loss.......................................  $(8,235)    $(10,479     $(5,141)       $(27,958)
                                                 =======     ========     =======        ========
Net loss per share (Note 1)....................  $ (1.05)    $  (1.65)
                                                 =======     ========
Weighted average common and common equivalent
  shares (Note 1)..............................    7,815        6,353
                                                 =======     ========

   The accompanying notes are an integral part of these financial statements.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       PERIOD FROM
                                                                                        INCEPTION
                                                                                       (APRIL 1991)
                                                                                         THROUGH
                                                            YEAR ENDED JUNE 30,          JUNE 30,
                                                       -----------------------------   ------------
                                                         1996       1995      1994         1996
                                                       --------   --------   -------   ------------
Cash flows from operating activities:
  Net loss...........................................  $ (8,235)  $(10,479)  $(5,141)    $(27,958)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization...................       732        643       321        1,776
     Write-down of fixed assets......................        --        118        --          118
     Other...........................................        --         39        --           39
     Gain on sale of short-term investments..........        --        (22)       --          (22)
Changes in assets and liabilities:
  Prepaid expenses...................................       (77)       (89)        9         (231)
  Deposits...........................................        --         (1)       19          (54)
  Notes receivable from employee.....................        --        (95)       --          (95)
  Accounts payable...................................        64         47       411          753
  Accrued liabilities................................        43        109        74          300
  Deferred rent......................................        46         46        21          113
                                                       --------   --------   -------   ------------
  Net cash used in operating activities..............    (7,427)    (9,684)   (4,286)     (25,261)
                                                       --------   --------   -------   ------------
Cash flows from investing activities:
  Purchase of property and equipment.................       (16)       (52)     (770)      (1,085)
  Proceeds from sale of property and equipment.......        --         --       112          112
  Purchase of short-term investments.................    (8,053)    (5,478)       --      (14,380)
  Proceeds from the sale of short-term investments...        --      5,500       849        6,349
                                                       --------   --------   -------   ------------
Net cash (used in) provided by investing
  activities.........................................    (8,069)       (30)      191       (9,004)
                                                       --------   --------   -------   ------------
Cash flows from financing activities:
  Issuance of common stock, net of issuance costs....    26,278          9        38       26,336
  Proceeds from notes payable........................     1,000      2,000        --        3,000
  Issuance of convertible preferred stock, net of
     issuance costs..................................     2,550         --     7,623       20,514
  Payments under capital lease obligations...........      (758)      (609)     (225)      (1,635)
                                                       --------   --------   -------   ------------
  Net cash provided by financing activities..........    29,070      1,400     7,438       48,215
                                                       --------   --------   -------   ------------
Increase (decrease) in cash and cash equivalents.....    13,574     (8,314)    3,343       13,950
Cash and cash equivalents at beginning of period.....       376      8,690     5,347           --
                                                       --------   --------   -------   ------------
Cash and cash equivalents at end of period...........  $ 13,950   $    376   $ 8,690     $ 13,950
                                                       ========   ========   =======    =========
Supplemental disclosures of cash flows information:
  Income taxes paid during the period................  $     --   $     --   $   101     $    101
                                                       ========   ========   =======    =========
  Interest paid during the period....................  $    320   $    352   $   238     $    918
                                                       ========   ========   =======    =========
Supplemental disclosure of noncash investing and
  financing activities:
  Property and equipment acquired under capital lease
     obligations.....................................  $    437   $    317   $ 2,367     $  3,492
                                                       ========   ========   =======    =========
  Warrants issued....................................  $     --   $     49   $    --     $     49
                                                       ========   ========   =======    =========
  Conversion of notes payable and accrued interest
     into convertible preferred stock................  $  3,051   $     --   $    --     $  3,051
                                                       ========   ========   =======    =========

   The accompanying notes are an integral part of these financial statements.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD FROM INCEPTION (APRIL 1991) THROUGH JUNE 30, 1996
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                 CONVERTIBLE                                             DEFICIT
                                                  PREFERRED               COMMON          ADDITIONAL   ACCUMULATED
                                                    STOCK                  STOCK           PAID-IN       DURING
                                             --------------------   -------------------   ----------   DEVELOPMENT
                                               SHARES     AMOUNT      SHARES    AMOUNT     CAPITAL        STAGE       TOTAL
                                             -----------  -------   ----------  -------   ----------   -----------   --------
Issuance of common stock for cash at $0.02            --  $    --      400,000  $    --    $      6     $      --    $      6
  per share................................
                                             -----------  -------   ----------  -------   ----------   -----------   --------
Balance at June 30, 1991...................           --       --      400,000       --           6            --           6
Issuance of common stock for cash at an               --       --       97,111       --           2            --           2
  average price of $0.02 per share.........
Issuance of convertible preferred stock for    2,040,784       --           --       --       2,667            --       2,667
  cash, net of issuance costs, at an
  average price of $1.32 per share.........
Net loss...................................           --       --           --       --          --          (523)       (523)
                                             -----------  -------   ----------  -------   ----------   -----------   --------
Balance at June 30, 1992...................    2,040,784       --      497,111       --       2,675          (523)      2,152
Issuance of common stock for cash at an               --       --       49,000       --           3            --           3
  average price of $0.06 per share.........
Issuance of convertible preferred stock for    1,580,095       --           --       --          --                     7,674
  cash, net of issuance costs, at $4.88 per
  share....................................
Net loss...................................           --       --           --       --      (3,580)       (3,580)
                                             -----------  -------   ----------  -------   ----------   -----------   --------
Balance at June 30, 1993...................    3,620,879       --      546,111       --      10,352        (4,103)      6,249
Issuance of common stock upon exercise of             --       --      324,188       --          38            --          38
  stock options at an average price of
  $0.12 per share..........................
Issuance of convertible preferred stock for      886,960       --           --       --          --         7,623          --
  cash, net of issuance costs, at an
  average price of $8.63 per share.........
Net loss...................................           --       --           --       --          --        (5,141)     (5,141)
                                             -----------  -------   ----------  -------   ----------   -----------   --------
Balance at June 30, 1994...................    4,507,839       --      870,299       --      18,013        (9,244)      8,769
Issuance of common stock upon exercise of             --       --       38,403       --           9            --           9
  stock options at an average price of
  $0.24 per share..........................
Issuance of warrants.......................           --       --           --       --          49            --          49
Net loss...................................           --       --           --       --          --       (10,479)    (10,479)
                                             -----------  -------   ----------  -------   ----------   -----------   --------
Balance at June 30, 1995...................    4,507,839       --      908,702       --      18,071       (19,723)     (1,652)
Issuance of convertible preferred stock for      353,483       --           --       --       3,051            --       3,051
  notes payable and accrued interest at an
  average of $8.63 per share...............
Issuance of convertible preferred stock for      295,649       --           --       --       2,550            --       2,550
  cash, net of issuance costs, at an
  average price of $8.63 per share.........
Issuance of common stock upon initial                 --       --     2,383,45        1      26,042            --      26,043
  public offering, net of issuance costs,
  for cash at $12 per share................
Conversion of convertible preferred stock    (5,156,971)       --    5,156,971       --          --            --          --
  into common stock........................
Issuance of common stock upon exercise of             --       --       91,922       --         122            --         122
  stock options at an average exercise
  price of $1.33 per share.................
Issuance of common stock upon exercise of             --       --        8,379       --          86            --          86
  purchase rights at an exercise price of
  $10.20 per share.........................
Stock compensation expense.................           --       --           --       --          26            --          26
Net loss...................................           --       --           --       --          --        (8,235)     (8,235)
                                             -----------  -------   ----------  -------   ----------   -----------   --------
Balance at June 30, 1996...................           --  $    --    8,549,424  $     1    $ 49,948     $ (27,958)   $ 21,991
                                              ==========  ========   =========  ========  =========    ===========   =========

   The accompanying notes are an integral part of these financial statements.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

  Description of the Company

     Pharmacyclics, Inc. (the "Company") was incorporated in Delaware in April 1991 and commenced operations during 1992 to develop and market pharmaceutical products derived from biometallic chemistry for the treatment of certain cancers, atherosclerosis diseases and contrast agents for magnetic resonance imaging. Since its inception the Company has been in the development stage, principally involved in research and development and other business planning activities, with no revenues from product sales. Successful future operations depend upon the Company's ability to develop, to obtain regulatory approval for and to commercialize its products. The Company expects that additional funds will be required to complete the development of its products and to fund operating losses that are expected to be incurred in the next several years.

  Initial public offering

     In October 1995 the Company effected a 2 for 3 reverse stock split. All share and per share amounts have been adjusted to retroactively reflect this stock split.

     The Company completed its initial public offering on October 23, 1995, issuing 2,150,000 shares of its common stock. Upon the closing of the offering, all outstanding shares of Convertible Preferred Stock were automatically converted into 5,156,971 shares of common stock. On November 6, 1995, the underwriters of the initial public offering exercised their over-allotment option with respect to an additional 233,450 shares of common stock. The Company's initial public offering resulted in net proceeds of approximately $26.0 million.

  Management's use of estimates and assumptions

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  Net loss per share

     The Company's historical capital structure was not indicative of its prospective structure due to the conversion of all shares of Convertible Preferred Stock into common stock concurrent with the closing of the Company's initial public offering in October 1995. Accordingly, net loss per share for the year ended June 30, 1994 is not considered meaningful and has not been presented herein.

     Net loss per share for the years ended June 30, 1995 and 1996 is computed using the weighted average number of outstanding shares of common stock. In addition, the computation includes the effect of the conversion of all shares of Series A, A1, B and C Convertible Preferred Stock into 5,156,971 shares of common stock concurrent with the closing of the Company's initial public offering as if they were converted into shares of common stock on July 1, 1994. Common stock equivalent shares arising from stock options and warrants are excluded from the computation because their effect is antidilutive, except that common stock equivalent shares arising from stock options and warrants (using the treasury stock method and the initial public offering price) issued during the twelve month period prior to the initial public offering are included in the computation of net loss per share as if they were outstanding for all periods presented prior to the initial public offering.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Cash equivalents and short-term investments

     All highly liquid investments purchased with maturity at the date of purchase of three months or less are considered to be cash equivalents. Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The adoption of SFAS 115 did not have a material impact on the Company's financial condition or results of operations. The Company has classified its cash equivalents and short-term investments as "available-for-sale." For all periods presented, cost of investments approximated fair market value.

     The Company's cash, cash equivalents and short-term investments consisted of the following (in thousands):

                                                                            JUNE 30,
                                                                       ------------------
                             INVESTMENT TYPE                            1996         1995
    -----------------------------------------------------------------  -------       ----
    Cash in bank.....................................................  $   360       $  2
    Money market.....................................................    6,562        374
    Debt (state or political subdivision)............................    4,014         --
    Debt (corporate).................................................    3,014         --
                                                                       -------       ----
              Cash and cash equivalents..............................  $13,950       $376
                                                                       =======       ====
    Debt (state or political subdivision)............................  $ 1,013       $ --
    Debt (corporate).................................................    7,040         --
                                                                       -------       ----
              Short-term investments.................................  $ 8,053       $ --
                                                                       =======       ====

  Concentration of credit risk

     The Company deposits its excess cash with financial institutions and invests such excess cash in debt instruments of financial institutions, corporations and government entities with strong credit ratings. Management of the Company believes they have established guidelines relative to diversification and maturities that maintain safety and liquidity.

  Property and equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally four to eight years, or the lease term of the respective assets, if applicable. Amortization of leasehold improvements is computed using the straight-line method over the shorter of their estimated useful lives or lease terms.

  Research and development

     Research and development costs are charged to expense as incurred.

  Income taxes

     The Company provides for income taxes using the liability method. This method requires that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts.

  Reclassifications

     Certain 1994 amounts have been reclassified to conform with the current presentation.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Fair value of financial instruments

     The carrying value of capital lease obligations approximate fair value due to the short maturity of those instruments.

  Adoption of recent accounting standards

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") which requires the Company to review for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. In certain situations, an impairment loss would be recognized. The Company will adopt SFAS 121 during fiscal 1997 and, based on its initial evaluation, does not expect its adoption to have a material impact on the Company's financial condition or results of operations.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which established a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company will adopt SFAS 123 during fiscal 1997. The Company intends to continue to account for employee stock options using the intrinsic value method prescribed by APB Opinion No. 25 and to adopt the "disclosure only" pro forma alternative described in SFAS 123.

NOTE 2 -- BALANCE SHEET COMPONENTS:

     Property and equipment consists of the following (in thousands):

                                                                            JUNE 30,
                                                                      --------------------
                                                                       1996          1995
                                                                      -------       ------
    Equipment.......................................................  $ 2,250       $1,802
    Furniture and fixtures..........................................      324          318
    Leasehold improvements..........................................    1,689        1,689
                                                                      -------       ------
                                                                        4,263        3,809
    Less accumulated depreciation and amortization..................   (1,641)        (959)
                                                                      -------       ------
                                                                      $ 2,622       $2,850
                                                                      =======       ======

     Accrued liabilities consists of the following (in thousands):

                                                                             JUNE 30,
                                                                          ---------------
                                                                          1996       1995
                                                                          ----       ----
    Employee compensation...............................................  $220       $184
    Other...............................................................    80         73
                                                                          ----       ----
                                                                          $300       $257
                                                                          ====       ====

NOTE 3 -- NOTES RECEIVABLE FROM EMPLOYEE:

     In September 1994, the Company loaned an employee approximately $65,000. This note receivable bears interest at 5.86%, with interest payable annually and principal due in full on August 31, 1997. In April 1995, the Company loaned the same employee approximately $30,000. This note receivable bears interest at 7.19%, with principal and interest due in full on February 28, 1998.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- STOCKHOLDERS' EQUITY (DEFICIT):

  Common Stock

     The Company has issued certain shares of its common stock to employees and consultants. Under the terms of the agreements related to issuance, the Company has the right to repurchase, at the stockholder's original cost, a declining percentage of the shares issued for a stipulated period from the date of issuance. At June 30, 1996 20,833 shares were subject to such repurchase rights.

  Preferred Stock

     In September 1995, the Company amended its Certificate of Incorporation effective upon the conversion of the Convertible Preferred Stock to authorize 1,000,000 shares of Preferred Stock, par value $0.0001 per share. The Board of Directors is authorized to issue the Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

  Warrants

     In connection with entering into certain capital leases, the Company issued to lessors warrants to purchase 73,042 shares of Convertible Preferred Stock at a weighted average exercise price of $4.49 per share. The warrants are exercisable at any time prior to their expiration in 2000.

     In July 1995, in connection with certain short-term note agreements entered into prior to the Company's initial public offering, the Company issued to the holders of such notes payable warrants to purchase 57,976 shares of Series C Convertible Preferred Stock at an exercise price of $8.63 per share.

     Also in July 1995, the Company issued warrants to purchase 66,522 shares of Series C Convertible Preferred Stock at an exercise price of $8.63 per share to certain holders of such stock, in exchange for an agreement by the holders to modify certain rights received in connection with the Series C financing which occurred in June 1994.

     Management ascribed a nominal value to these warrants and has reserved 197,540 shares of common stock for future issuance upon exercise of such warrants. In connection with the Company's initial public offering, the above warrants were converted into warrants to purchase shares of common stock.

  Stock Option Plans

     The 1992 Stock Option Plan (the "1992 Plan"), as amended, authorizes the Board of Directors to grant incentive stock options and non-statutory stock options to employees, directors and consultants to purchase up to 1,233,334 shares of common stock. Under the 1992 Plan, incentive stock options are granted at a price not less than 100% of the estimated fair value of the stock on the date of grant, as determined by the Board of Directors. Nonqualified stock options are granted at a price not less than 85% of the estimated fair value of the stock on the date of grant, as determined by the Board of Directors. To date, all options granted under the 1992 Plan have been granted at 100% of the estimated fair value of the common stock as determined by the Board of Directors.

     Generally, options granted under the 1992 Plan are exercisable on and after the date of grant, subject to the Company's right to repurchase from the optionee at the optionee's cost per share, any unvested shares which the optionee has purchased and holds in the event the optionee attempts to dispose of such shares or in the event of the optionee's termination of employment with or without cause. The Company's right to repurchase lapses as the shares become vested. Generally, shares subject to options granted under the 1992

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Plan vest at the rate of 1/4th of the shares on the first anniversary of the grant date of the option, and an additional 1/48th of the shares upon completion of each succeeding month of continuous employment thereafter. Options are exercisable for a period of ten years.

     The Company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors on August 2, 1995 as the successor to the 1992 Plan. The 1995 Plan authorizes for issuance 834,881 shares of common stock, plus an additional number of shares on the first trading day of each calendar year, commencing January 1, 1996, equal to 1% of the number of shares of common stock outstanding on the last day of the preceding calendar year not to exceed 500,000 shares per year. Shares of common stock subject to outstanding options, including options granted under the 1992 Plan, that expire or terminate prior to exercise will be available for future issuance under the 1995 Plan.

     Under the 1995 Plan, employees (including officers), non-employee members of the Board of Directors (other than those serving as members of the Compensation Committee) and independent consultants may, at the discretion of the plan administrator, be granted options to purchase shares of common stock at an exercise price not less than 85% of the fair market value of such shares on the grant date. Non-employee members of the Board of Directors will also be eligible for automatic option grants under the Company's Non-Employee Directors Stock Option Plan. Generally, shares subject to options under the 1995 Plan vest over a five-year period, and are exercisable for a period of ten years.

     The exercise price for options granted under the 1995 Plan may be paid in cash or in outstanding shares of common stock. Options may also be exercised on a cashless basis through the same-day sale of the purchased shares. The Compensation Committee may permit the optionee to pay the exercise price through a promissory note payable in installments over a period of years. The amount financed may include any federal or state income and employment taxes incurred by reason of the option exercise. The Compensation Committee has the authority to effect, from time to time, the cancellation of outstanding options under the 1995 Plan, including options incorporated from the 1992 Plan, in exchange for the grant of new options for the same or different number of option shares with an exercise price per share based upon the fair market value of the common stock on the new grant date.

     In the event the Company is acquired by merger, consolidation or asset sale, the shares of common stock subject to each option outstanding at the time under the 1995 Plan will immediately vest in full, except to the extent the Company's repurchase rights with respect to those shares are to be assigned to the acquiring entity, and options will accelerate to the extent not assumed by the acquiring entity. Any assumed options will accelerate and assigned repurchase rights will terminate upon the optionee's involuntary termination within 18 months following the acquisition. The Compensation Committee also has discretion to provide for the acceleration of one or more outstanding options under the 1995 Plan (including options incorporated from the 1992 Plan) and the vesting of shares subject to outstanding options upon the occurrence of certain hostile tender offers. Such accelerated vesting may be conditioned upon the subsequent termination of the affected optionee's service.

     The 1995 Plan also authorizes stock appreciation rights, which provide the holders with the election to surrender their outstanding options for an appreciation distribution from the Company equal to the excess of (i) the fair market value of the vested shares of common stock subject to the surrendered option over (ii) the aggregate exercise price payable for such shares. Such appreciation distribution may be made in cash or in shares of common stock. To date no such rights have been issued.

     The Board may amend or modify the 1995 Plan at any time. The 1995 Plan will terminate on August 1, 2005, unless sooner terminated by the Board.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes activity under the 1992 Plan and 1995 Plan (in thousands, except per share amounts):

                                                      OPTIONS        OPTIONS       OPTION PRICE PER
                                                     AVAILABLE     OUTSTANDING           SHARE
                                                     ---------     -----------     -----------------
    Balance at June 30, 1993.......................      520            480        $0.08  -  $ 0.49
    Options exercised..............................       --           (324)       $0.08  -  $ 0.49
    Options granted................................     (167)           167        $0.49  -  $ 5.25
    Options cancelled..............................        8             (8)       $0.08  -  $ 0.49
                                                        ----           ----
    Balance at June 30, 1994.......................      361            315        $0.08  -  $ 5.25
    Options exercised..............................       --            (39)       $0.08  -  $ 0.49
    Options granted................................     (193)           193        $3.75
    Options cancelled..............................       38            (38)       $0.49  -  $ 3.75
                                                        ----           ----
    Balance at June 30, 1995.......................      206            431        $0.08  -  $ 5.25
    Options authorized.............................      318             --
    Options exercised..............................       --            (92)       $0.08  -  $18.625
    Options granted................................     (472)           472        $7.50  -  $17.75
    Options cancelled..............................       11            (11)       $0.49  -  $17.75
                                                        ----           ----
    Balance at June 30, 1996.......................       63            800        $0.08  -  $17.75
                                                        ====           ====

At June 30, 1996 options to purchase 205,221 shares were vested.

     In May 1996, the Company granted options to purchase approximately 211,000 shares of common stock at $17.75 (the then fair market value of such shares) per share to certain employees. The Company expects to grant additional options to purchase approximately 200,000 shares of common stock prior to the 1996 Annual Meeting of Stockholders currently scheduled for December 1996 (the "Annual Meeting"), with an exercise price equal to the fair market value of the Company's common stock on the date of grant. All such option grants are subject to stockholder approval at the Annual Meeting. As a result, the Company will be required to record compensation expense in the event the fair market value of the Company's common stock on the date of the Annual Meeting exceeds the exercise price of the respective stock options, in an amount equal to such difference multiplied by the number of shares subject to such option and recognized on a straight-line basis over the vesting period of the option, generally five years.

     1995 Non-Employee Directors Stock Option Plan. The Company's 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan") was adopted by the Board of Directors on August 2, 1995. Automatic option grants are made at periodic intervals to eligible non-employee Board members under the Directors Plan. The Directors Plan became effective as of the effective date of the Company's initial public offering. A total of 166,667 shares of common stock have been reserved for issuance under the Directors Plan.

     Each individual serving as a non-employee Board member on the effective date of the Company's initial public offering was automatically granted a non-statutory option to purchase 5,000 shares of common stock, vesting in equal monthly installments for one year after the grant date. Each individual first elected or appointed as a non-employee Board member after the effective date of the Company's initial public offering will automatically be granted, on the date of such election or appointment, a non-statutory option to purchase 10,000 shares of common stock vesting over five years. In addition, on the date of each Annual Stockholders Meeting, beginning with the 1996 Annual Meeting, each individual who is to continue to serve as a non-employee Board member after that Annual Meeting and has been a member of the Board for at least six months will automatically be granted a non-statutory option to purchase 5,000 shares of common stock vesting in equal monthly installments for one year after the grant date. There will be no limit on the number of such

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

annual 5,000-share option grants any one non-employee Board member may receive over his or her period of continued Board service. The exercise price per share of each automatic option grant will be equal to the fair market value of the common stock on the automatic grant date. Each automatic option will be immediately exercisable; however, any shares purchased upon exercise of the option will be subject to repurchase should the optionee's service as a non-employee Board member cease prior to vesting in the shares. Each 10,000-share grant will vest in five equal and successive annual installments over the optionee's period of Board service. Each 5,000-share grant will vest in twelve equal and successive monthly installments over the optionee's period of Board service.

     In the event of the optionee's death or permanent disability or in the event the Company is acquired by a merger or asset sale and in the event of certain hostile tender offers, each outstanding automatic grant will vest in full so that each such option will become exercisable for fully vested shares. Upon the acquisition of 50% or more of the Company's outstanding voting stock pursuant to a hostile tender offer, each automatic option grant outstanding for at least six months may be surrendered automatically or be cancelled in exchange for a cash distribution to the director based upon the tender offer price.

     THE DIRECTORS PLAN WILL TERMINATE IN ALL EVENTS ON AUGUST 1, 2005.

     Employee Stock Purchase Plan. The Company's Employee Stock Purchase Plan (the "Purchase Plan"), was adopted by the Board of Directors on August 2, 1995. A total of 50,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, provides for 24-month offering periods with purchases occurring at six month intervals. The initial offering period commenced on October 23, 1995. The Purchase Plan is administered by the Compensation Committee of the Board. Employees become eligible to participate in the initial offering period if they are employed by the Company for at least 20 hours per week and five months per calendar year. For subsequent offering periods, employees will become eligible to participate if they are employed by the Company for at least 20 hours per week and five months per calendar year and have completed 90 days of service with the Company or any affiliate. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's cash compensation. The price of stock purchased under the Purchase Plan will generally be 85% of the lower of the fair market value of the common stock at the beginning of the 24-month offering period or on the applicable semi-annual purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically following termination of employment with the Company. Each outstanding purchase right will be exercised immediately prior to a merger or consolidation. The Board may amend or terminate the Purchase Plan immediately after the close of any offering period. However, the Board may not materially increase the number of shares of common stock available for issuance or materially modify the eligibility requirements for participation or the benefits available to participants without stockholder approval. The Purchase Plan will in all events terminate in October 2005.

NOTE 5 -- INCOME TAXES:

     The provision for income taxes for the year ended June 30, 1994 consists primarily of foreign withholding taxes on payments received by the Company under a license agreement (Note 7).

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred tax assets (liabilities) are summarized as follows (in thousands):

                                                                            JUNE 30,
                                                                      --------------------
                                                                        1996        1995
                                                                      --------     -------
    Deferred tax assets:
      Net operating loss carryforwards............................    $  9,193     $ 5,926
      Tax credit carryforwards....................................       1,300       1,100
      Capitalized start-up costs..................................         927         935
      Other.......................................................         240         110
                                                                      --------     -------
      Gross deferred tax assets...................................      11,660       8,071
      Less valuation allowance....................................     (11,660)     (7,997)
      Net deferred tax assets.....................................          --          74
    Deferred tax liabilities:
      Other.......................................................          --         (74)
                                                                      --------     -------
                                                                      $     --     $    --
                                                                      ========     =======

     A valuation allowance has been established for the Company's deferred tax assets since realization of such assets through the generation of future taxable income is uncertain.

     The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to loss before income taxes as summarized below (in thousands):

                                                                  YEAR ENDED JUNE 30,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
    Tax benefit at statutory rate.......................    $ 2,882     $ 3,563     $ 1,714
    State income taxes, net of federal benefit..........         --          --          (1)
    Foreign taxes.......................................         --          --        (100)
    Net operating loss carryforward for which no benefit
      was available.....................................     (2,882)     (3,563)     (1,714)
                                                            -------     -------     -------
                                                            $    --     $    --     $  (101)
                                                            =======     =======     =======

     At June 30, 1996, the Company had net operating loss carryforwards of approximately $23.0 million and tax credits carryforwards of approximately $1.3 million for federal and state income tax reporting purposes, respectively. These amounts expire at various times through 2010.

     Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and tax credit carryovers that can be carried forward may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. Such an ownership change occurred as a result of the Company's initial public offering. As a result, utilization of approximately $17,000,000 of the Company's federal and state net operating loss and tax credit carryforwards will be subject to an annual limitation of approximately $4,000,000.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- COMMITMENTS:

     The Company leases its facilities under a non-cancelable operating lease which expires in 2001. The Company also leases certain assets under long-term lease agreement that are classified as capital leases. The total amount of assets acquired under capital lease arrangements which is included in property and equipment (Note 2), is as follows (in thousands):

                                                                            JUNE 30,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
    Equipment......................................................    $ 2,154     $ 1,619
    Furniture and fixtures.........................................        278         375
    Leasehold improvements.........................................      1,050       1,050
                                                                       -------     -------
                                                                         3,482       3,044
    Less accumulated depreciation and amortization.................     (1,381)       (811)
                                                                       -------     -------
                                                                       $ 2,101     $ 2,233
                                                                       =======     =======

     The capital lease agreements require the Company, among other things, to pay insurance and maintenance costs. Under the terms of a capital lease agreement, the Company may acquire additional equipment of up to $385,000 at June 30, 1996.

     Future minimum lease payments at June 30, 1996 under all non-cancelable operating and capital leases are as follows (in thousands):

                                                                       CAPITAL    OPERATING
                          YEAR ENDING JUNE 30,                         LEASES      LEASES
    -----------------------------------------------------------------  ------     ---------
    1997.............................................................  $1,085      $   400
    1998.............................................................     723          407
    1999.............................................................     171          392
    2000.............................................................     113          371
    Thereafter.......................................................      --          572
                                                                       ------     ---------
                                                                       $2,092      $ 2,142
                                                                                   =======
                                                                       ------
    Less amount representing interest................................    (234)
                                                                       ------
                                                                        1,858
    Less current portion.............................................    (917)
                                                                       ------
    Long-term portion of capital lease obligations...................  $  941
                                                                       ======

     Rent expense for the years ended June 30, 1993, 1994, 1995 and 1996 was $104,000, $236,000, $366,000, and $366,000 respectively, and $1,075,000 for the period from inception through June 30,1996. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid at June 30, 1996.

     The Company has a manufacturing and supply agreement with a third party under which clinical and commercial quantities of certain products will be manufactured for the Company for a period of five years. Certain minimum quantities of manufactured product will be required to be purchased by the Company from this party. Upon FDA approval and commercialization of the product, minimum quantities approximate $8,500,000 over the contractual period. In addition, the Company will be obligated to make certain payments to this party for validation, quality assurance and technical services associated with product manufacturing.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- LICENSE AND MARKETING AGREEMENTS:

     The Company has entered into two exclusive patent license agreements with The University of Texas which permit the Company to exclusively manufacture, use and sell products covered by patents that result from certain research conducted by the University. Each agreement requires the Company to pay royalties to the University. Royalties totaling $250,000 were paid under the agreements through June 30, 1996 in connection with the E-Z-EM, Inc. ("E-Z-EM") agreement described below.

     During fiscal 1994, the Company received $2,000,000 from a corporation under an option agreement whereby the Company agreed, for a six month period of time, to refrain from entering into any discussions or agreements relating to the licensing or sale of certain of the Company's future products in Europe and Japan. The Company recorded the $2,000,000 as license income when management ascertained that the Company had complied with all requirements under the option agreement.

     In April 1994, the Company entered into a license agreement with a corporation for the production, use and/or sale of certain of the Company's diagnostic products used in magnetic resonance imaging. The license is exclusive with respect to the use and sale of the products in certain countries in the Far East. The Company received and recognized license revenue of $1,000,000 under the agreement during fiscal 1994. Under terms of the agreement, the Company was to receive additional milestone payments and ongoing royalty payments based on a stipulated percentage of amounts received from the sale of the products. However, the license agreement was terminated in January 1995 at the option of the license holder, prior to the achievement of any additional milestones or product sales. Accordingly, no revenue was recognized relating to the agreement during the year ended June 30, 1995, and the year ended June 30, 1996.

     In August 1995, the Company entered into an agreement with E-Z-EM, a leading manufacturer and worldwide distributor of oral contrast agents and other products for use in gastrointestinal radiology, for the exclusive marketing and sale of the Company's GADOLITE product in the U.S., Canada and Mexico. The Company and E-Z-EM will share equally in profits from the sale of GADOLITE, and the Company may also receive premium payments if certain sales levels are achieved. During the year ended June 30, 1996 the Company recorded revenue of $250,000 (net of royalties paid to UT) as a result of meeting certain milestones with respect to the GADOLITE product, including the filing of a New Drug Application with the Food and Drug Administration.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 (with respect to Directors) is hereby incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its Annual Meetings of Shareholders to be held on December 6, 1996 (the "Proxy Statement"). The required information concerning MANAGEMENT -- Directors and Executive Officers is contained in Item 1, Part 1 of this Form 10-K under the caption "Executive Officers of the Company" on pages 26 and 27.

     The information required by Section 16(a) is hereby incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference from the information under the caption "Election of Directors, Summary of Cash and Certain Other Compensation, Stock Options, Exercises and Holdings" of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference from the information under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE, EXHIBITS AND REPORTS ON FORM 8-K

     (A)1.  FINANCIAL STATEMENTS

     See Index to Financial Statements under Item 8.

     (A)2.  FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

     (B)  REPORTS ON FORM 8-K

     Not Applicable

     (C)  EXHIBITS

  EXHIBIT
    NO.
  -------
   3.1     Restated Certificate of Incorporation of the Company (Incorporated by reference to
           Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File
           No. 333-05985).
   3.2     Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit
           3.2 to the Company's Registration Statement on Form S-1, Commission File No.
           33-96048).

  EXHIBIT
    NO.
  -------
   4.1     Amended and Restated Investors' Rights Agreement between the Company and the investors specified therein dated July 31, 1995 (Incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File
           No. 33-96048).
   4.2     Specimen Certificate of the Company's Common Stock (Incorporated by reference to
           Exhibit 4.2 to the Company's Registration Statement on Form S-1, Commission File
           No. 33-96048).
  10.1     Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Company's
           Registration Statement on Form S-1, Commission File No. 33-96048).
  10.2     Series C Stock Purchase Agreement dated as of June 13, 1994 between the Company and the investors specified therein (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048).
  10.3     Investment Agreement dated as of July 31, 1995 between the Company and the investors specified therein (Incorporated by reference to Exhibit 10.5 to the
           Company's Registration Statement on Form S-1, Commission File No. 33-96048).
  10.4     Form of Series C Preferred Stock Purchase Warrant dated as of July 31, 1995 issued by the Company to the investors listed on Schedule A thereto (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1,
           Commission File No. 33-96048).
  10.5     Master Lease and Warrant Agreements entered into between the Company and Comdisco,
           Inc. dated as of July 22, 1992, July 30, 1992, March 31, 1993, June 24, 1993 and
           October 3, 1994, respectively (Incorporated by reference to Exhibit 10.7 to the
           Company's Registration Statement on Form S-1, Commission File No. 33-96048).
  10.6*    Patent License Agreement entered into between the Company and The University of
           Texas, Austin dated entered into on or about July 1, 1991 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1,
           Commission File No. 33-96048).
  10.7*    Patent License Agreement entered into between the Company and The University of
           Texas, Dallas dated as of July 1, 1992, as amended by the Patent License Agreement dated May 27, 1993 (Incorporated by reference to Exhibit 10.9 to the Company's
           Registration Statement on Form S-1, Commission File No. 33-96048).
  10.8*    Patent License Agreement entered into between the Company and Stuart W. Young dated as of October 15, 1992 (Incorporated by reference to Exhibit 10.10 to the
           Company's Registration Statement on Form S-1, Commission File No. 33-96048).
  10.9     Lease Agreement entered into between the Company and New England Mutual Life
           Insurance Company dated as of June 17, 1993, as amended on July 22, 1993, and as further amended on March 1, 1994 (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048).
  10.10*   Supply Agreement entered into between the Company and Glaxo Wellcome Co. (f/k/a
           Burroughs Wellcome Co.) dated as of March 1, 1995 (Incorporated by reference to
           Exhibit 10.14 to the Company's Registration Statement on Form S-1, Commission File
           No. 33-96048).
  10.11*   License Agreement entered into between the Company and Cook, Incorporated dated as of April 4, 1995 (Incorporated by reference to Exhibit 10.13 to the Company's
           Registration Statement on Form S-1, Commission File No. 33-96048).
  10.12*   License and Supply Agreement entered into between the Company and E-Z-EM, Inc.
           dated as of August 7, 1995 (Incorporated by reference to Exhibit 10.14 to the
           Company's Registration Statement on Form S-1, Commission File No. 33-96048).

  EXHIBIT
    NO.
  -------
  10.13    The Company's 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, Commission File No.
           33-96048).
  10.14    The Company's 1995 Non-Employee Directors' Stock Option Plan (Incorporated by
           reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1,
           Commission File No. 33-96048).
  10.15    The Company's Employee Stock Purchase Plan (Incorporated by reference to Exhibit
           10.18 to the Company's Registration Statement on Form S-1, Commission File No.
           33-96048).
  10.16    Employment Agreement entered into between the Company and Richard A. Miller, M.D.
           dated as of June 10, 1992 (Incorporated by reference to Exhibit 10.19 to the
           Company's Registration Statement on Form S-1, Commission File No. 33-96048).
  10.17    Employment Agreement entered into between the Company and Marc L. Steuer dated as of October 31, 1994 (Incorporated by reference to Exhibit 10.20 to the Company's
           Registration Statement on Form S-1, Commission File No. 33-96048).
  10.18    Employment Agreement entered into between the Company and William C. Dow, Ph.D.
           dated as of May 20, 1992, as amended by a letter agreement dated July 8, 1992
           (Incorporated by reference to Exhibit 10.21 to the Company's Registration
           Statement on Form S-1, Commission File No. 33-96048).
  10.19    Employment Agreement entered into between the Company and Stuart W. Young, M.D.
           dated as of April 19, 1993 (Incorporated by reference to Exhibit 10.22 to the
           Company's Registration Statement on Form S-1, Commission File No. 33-96048).
  10.20    Promissory Notes issued by the Company to Stuart W. Young, M.D. dated as of
           September 1994 and April 1995, in the amounts of $65,000 and $30,000, respectively
           (Incorporated by reference to Exhibit 10.24 to the Company's Registration
           Statement on Form S-1, Commission File No. 33-96048).
  10.21**  Master Process Development and Supply Agreement dated September 6, 1996 entered into between the Company and Hoechst Celanese Corporation.
  11.1     Computation of Net Loss and ProForma Net Loss per Share.
  23.1     Consent of Price Waterhouse LLP, Independent Accountants.
  24.1     Power of Attorney (see pages 53 and 54).
  27       Financial Data Schedule.

- ---------------
 * Confidential treatment has been granted as to certain portions of this agreement.

** Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: September 27, 1996

                                          PHARMACYCLICS, INC.

                                          By: /s/   RICHARD A. MILLER, M.D.

                                            ------------------------------------
                                                  Richard A. Miller, M.D.
                                               President and Chief Executive
                                                           Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person who signature appears below constitutes and appoints jointly and severally, Richard A. Miller and Marc
L. Steuer, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                      DATE
- ------------------------------------------  ------------------------------  -------------------
                                            President and Chief Executive   September 27, 1996
      /s/   RICHARD A. MILLER               Officer and Director
- ------------------------------------------  (Principal Executive Officer)
            Richard A. Miller

                                            Vice President, Business        September 27, 1996
     /s/     MARC L. STEUER                 Development and Chief
- ------------------------------------------  Financial Officer (Principal
              Marc L. Steur                 Financial and Accounting
                                            Officer

                                            Vice President, Finance and     September 27, 1996
    /s/    CHERYL B. JASZEWSKI              Administration (Principal
- ------------------------------------------  Accounting Officer)
           Cheryl B. Jaszewski

   /s/       THOMAS D. KILEY                Director                        September 27, 1996
- ------------------------------------------
             Thomas D. Kiley

   /s/       JOSEPH S. LACOB                Director                        September 27, 1996
- ------------------------------------------
             Joseph S. Lacob

                SIGNATURE                               TITLE                      DATE
- ------------------------------------------  ------------------------------  -------------------
     /s/   PATRICK F. LATTERELL             Director                        September 27, 1996
- ------------------------------------------
           Patrick F. Latterell

     /s/      JOSEPH SCODARI                Director                        September 27, 1996
- ------------------------------------------
              Joseph Scodari

    /s/      CRAIG C. TAYLOR                Director                        September 27, 1996
- ------------------------------------------
             Craig C. Taylor