Form 10-Q
period 1996-09-30
PHARMACYCLICS INC
filed 1996-11-14
CIK 949699

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549


                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                       OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to _____

                       Commission File Number: 000-27066


                              PHARMACYCLICS, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                               94-3148201
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)



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

Yes      X                No ____________.

As of September 30, 1996, there were 8,554,750 shares of the Registrant's Common Stock outstanding, par value $0.0001.


This quarterly report on Form 10-Q consists of 24 pages of which this is page 1. The Exhibit Index is located at page 23.

                              PHARMACYCLICS, INC.
                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                                             PAGE NUMBER
                                                                                                           -----------
         Item 1. Financial Statements (unaudited)

                 Condensed Balance Sheet as of September 30, 1996 and
                 June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 Condensed Statement of Operations for the three months ended September 30, 1996 and 1995 . .   4

                 Condensed Statement of Cash Flows for the three months ended September 30, 1996 and 1995 . .   5

                 Notes to Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .   6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and
                 Factors that May Affect Future Operating  Results  . . . . . . . . . . . . . . . . . . . . .   8

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

         Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

         Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

         Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . .  21

         Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                              PHARMACYCLICS, INC.
                         (a development stage company)
                            CONDENSED BALANCE SHEET
                           (in thousands, unaudited)

                                                                             September 30,           June 30,
                                                                                  1996                 1996
                                                                          ------------------  ------------------
 ASSETS
      Current assets:

            Cash and cash equivalents                                              $3,747            $13,950
            Short-term investments                                                 15,585              8,053
            Prepaid expenses                                                           34                241
                                                                              -----------        -----------
               Total current assets                                                19,366             22,244
      Property and equipment, net                                                   2,607              2,622
      Other assets                                                                    150                149
                                                                              -----------        -----------
                                                                                  $22,123            $25,015
                                                                              ===========        ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:

            Accounts payable                                                   $       87           $    753
            Accrued liabilities                                                       318                300
            Current portion of capital lease obligations                            1,161                917
                                                                              -----------        -----------
               Total current liabilities                                            2,266              1,970
      Capital lease obligations                                                       616                941
      Deferred rent                                                                   109                113
                                                                              -----------        -----------
               Total liabilities                                                    2,991              3,024
                                                                              -----------        -----------
      Stockholders' equity:
            Convertible preferred stock                                                 -                  -
            Common stock                                                                1                  1
            Additional paid-in capital                                             49,969             49,948
            Accumulated deficit                                                   (30,838)           (27,958)
                                                                              -----------        -----------
               Total stockholders' equity                                          19,132             21,991
                                                                              -----------        -----------
                                                                                  $22,123            $25,015
                                                                              ===========        ===========





          The accompanying notes are an integral part of these condensed financial statements.

                              PHARMACYCLICS, INC.
                         (a development stage company)
                       CONDENSED STATEMENT OF OPERATIONS
                (in thousands, except per share data, unaudited)


                                                         Three Months Ended
                                                           September 30,
                                                     --------------------------
                                                        1996            1995
                                                     ----------      ----------
 Revenues:
      License and grant revenues                    $        -       $      145
                                                     ----------      ----------
 Operating expenses:

      Research and development                            2,456           1,754
      General and administrative                            637             251
                                                     ----------      ----------
            Total operating expenses                      3,093           2,005
                                                     ----------      ----------
 Loss from operations                                    (3,093)         (1,860)

 Interest income/(expense), net                             213             (81)
                                                     ----------      ----------
 Net loss                                             $  (2,880)      $  (1,941)
                                                     ==========      ==========

 Net loss per share (Note 2)                            $ (0.34)
                                                     ==========
 Weighted average common and common equivalent
 shares (Note 2)                                          8,552
                                                     ==========

 Pro forma net loss per share                                            $(0.31)
                                                                     ==========
 Weighted average common and common equivalent
 shares                                                                   6,359
                                                                     ==========



         The accompanying notes are an integral part of these condensed financial statements.

                              PHARMACYCLICS, INC.
                         (a development stage company)
                       CONDENSED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                   Three Months Ended
                                                                                     September  30,
                                                                               --------------------------
                                                                                 1996              1995
                                                                               -----------    -----------
 Cash flows from operating activities:
 Net loss                                                                     ($2,880)           ($1,941)

 Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                               193                164
      Changes in assets and liabilities:
            Prepaid expenses and other assets                                     206               (272)
            Accounts payable                                                       34                104
            Accrued liabilities                                                    18                 72
            Deferred rent                                                          (4)                11
                                                                          -----------        -----------
 Net cash used in operating activities                                         (2,433)            (1,862)

 Cash flows from investing activities:

      Purchase of short-term investments                                      (11,571)                 -
      Proceeds from the sale of short-term investments                          4,039                  -
                                                                          -----------        -----------
 Net cash used for investing activities                                         7,532                  -

 Cash flows from financing activities:
      Payments under capital lease obligations                                   (259)              (178)
      Proceeds from notes payable                                                  -               1,000
      Issuance of common stock, net of issuance costs                              21              2,579
                                                                          -----------        -----------
 Net cash provided by (used in) financing activities                             (238)             3,401

 Net increase (decrease) in cash and cash equivalents                         (10,203)             1,539

 Cash and cash equivalents at the beginning of the period                      13,950                376
                                                                          -----------        -----------
 Cash and cash equivalents at the end of the period                        $    3,747        $     1,915
                                                                          ===========        ===========

 Supplemental disclosure of cash flow information:
      Cash paid for interest                                               $       67        $       108
      Equipment acquired under capital lease obligations                   $      178        $         6
      Conversion of notes payable and accrued interest
            into convertible preferred stock                               $        -        $     3,051


         The accompanying notes are an integral part of these condensed financial statements.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the "Company" or "Pharmacyclics") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 1996.

The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 1997 or for any other future period.

NOTE 2 -NET LOSS PER SHARE

Net loss per share for the three months ended September 30, 1996 is computed using the weighted average number of shares of common stock outstanding during the period. In addition, the computation includes the effect of the conversion of all shares of Series A, A1, B and C Convertible Preferred Stock into 5,156,971 shares of common stock upon the completion of the Company's initial public offering completed October 1995 using the if-converted method. Common stock equivalent shares arising from stock options and warrants are excluded from the computation because their effect is antidilutive, except that common stock equivalent shares arising from stock options and warrants (using the treasury stock method and the initial public offering price) issued from July 1, 1994 through the effective date of the Company's initial public offering on October 23, 1995 are included in the computation of net loss per share as if they were outstanding for all periods prior to the initial public offering.
Net loss per share for the three months ended September 30, 1995 is presented on a pro forma basis since it includes the antidilutive effect of common stock equivalents.

NOTE 3 -ISSUANCE OF PREFERRED STOCK AND INITIAL PUBLIC OFFERING

On July 31, 1995, notes payable aggregating $3,000,000 ($2,000,000 outstanding at June 30, 1995 plus additional borrowings of $1,000,000 entered into during July 1995) plus accrued interest thereon were converted into 353,483 shares of Series C Convertible Preferred Stock. The

Company also issued an additional 295,649 shares of Series C Convertible Preferred Stock on July 31, 1995 resulting in net proceeds of $2,550,000.

The Company completed an initial public offering on October 23, 1995, issuing 2,150,000 shares of its common stock at $12.00 per share. Upon the closing of the offering, all outstanding shares of Convertible Preferred Stock were automatically converted into 5,156,971 shares of common stock. On November 6, 1995, the underwriters of the initial public offering exercised their over-allotment option with respect to an additional 233,450 shares of common stock. The Company received, net of underwriters' commissions and other offering expenses, approximately $26 million in proceeds from the initial public offering.

NOTE 4 - ADOPTION OF NEW ACCOUNTING STANDARD ("FAS 123")

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." Effective July 1, 1996, the Company adopted FAS 123 and elected to continue to measure compensation cost for its employee stock compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provide the required pro forma footnote disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this section as well as those discussed elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Revenues
To date, Pharmacyclics has received only limited revenues and no revenues from product sales. For the quarter ended September 30, 1996, no revenues were recognized. During the same quarter of the prior fiscal year, $145,000 was recognized. This included $125,000 pursuant to an August 1995 product distribution agreement with E-Z-EM, Inc. ("E-Z-EM") (net of licensing fees paid to the University of Texas) and $20,000 under a Small Business Innovation Research ("SBIR") grant from the National Cancer institute.

Research and Development
Research and Development expenses totaled $2.5 million for the three months ended September 30, 1996, compared to $1.8 during the same period of the prior
fiscal year.   In September 1996, the Company finalized a definitive agreement with Hoechst Celanese Corporation ("HCC"), a manufacturer of chemicals and pharmaceutical intermediates for the process optimization, scale up, and clinical and commercial supply of gadolinium texaphyrin ("Gd-Tex") and lutetium texaphyrin ("Lu-Tex"). Over half of the 40% increase in research and development expenses represents costs related to the texaphyrin production scale up at HCC under this agreement. This includes drug supply for on-going clinical trials plus the development required prior to manufacturing commercial product.

The remaining increase in research and development expenses relate to clinical trials and patent costs. During the three month period ended September 30, 1996, the Company completed its Gd-Tex phase I trial while continuing to treat patients in its Gd-Tex phase II trial and its Lu- Tex phase I trial. During the same three months in 1995, clinical expenses were related to the completion of the GADOLITE(R) Oral Suspension phase III trials. In addition, there was an increase in patent costs as the Company continues to pursue both US and international filing of applications. There will continue to be significant period-to-period variations in research and development expenses related to the timing of clinical and preclinical trials and other research activities. The Company currently expects its research and development expenses to increase in future periods due to planned expansion in clinical trials and research activities.

General and Administrative
General and administrative expenses totaled $637,000 compared to $251,000 for the first three months of fiscal 1997 and 1996 respectively. Since the Company's initial public offering occurred in October 1995, there are no expenses related to being a public company included in the three months ended September 30, 1995. In addition the Company expensed approximately $300,000 of financing costs during the first quarter. The Company expects that costs related to being a public company will result in higher levels of general and administrative expenditures in future years.

Interest Income/(Expenses) Net
Interest income, net of interest expense, totaled $213,000 for the three months ended September 30, 1996 compared to net interest expense of $81,000 for the same period in the prior fiscal year. Net interest income is primarily the result of interest earned on the proceeds from the Company's initial public offering completed in October 1995. Net interest expense during the three months ended September 30, 1995 relates to borrowings associated with the outstanding notes payable and capital lease financing which offset interest income from cash and cash equivalent balances.

Future Possible Compensation Expense
In May 1996, the Company granted to certain employees options to purchase approximately 211,000 shares of Common Stock at $17.75 per share (the then fair market value of such shares). All such option grants are subject to stockholder approval at the Annual Meeting. As a result, in the event the fair market value of the Company's Common Stock on the date of the Annual Meeting exceeds the exercise price of the respective stock options, the Company will be required to record compensation expense at an amount equal to such difference multiplied by the number of shares subject to such options and recognized on a straight-line basis over the vesting period of the option, generally five years.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception through September 30, 1996 primarily through the sale of private and public equity securities, payments under third party agreements and proceeds from lease line financing.

On September 30, 1996, the Company had approximately $19.3 million in cash, cash equivalents and short-term investments. Net cash used in operating activities of $2.4 million during the three months resulted primarily from the net loss incurred during the period.

The Company expects to incur ongoing levels of expenditures which may not only fluctuate from quarter to quarter but which are expected to increase as the levels of clinical activity for the Company's products under development increase. Additional expenditures may occur in commercializing the Company's first product, GADOLITE(R). As a result of both these factors, the Company expects to report increased expenses for research and development and general and administrative for at least the next several years. The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, marketing and sales activities, future third-party collaborations, the extent to which the Company's products gain market acceptance, and competitive developments. The Company currently anticipates that its cash and cash equivalents will provide funding for the Company's operations through at least calendar 1997. There can be no assurance that the Company will not require additional financing within this time frame.

The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward- looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS

Pharmacyclics has conducted and plans to continue to undertake extensive and costly clinical testing to assess the safety and efficacy of its potential products. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of the patient population, proximity of patients to clinical sites and eligibility criteria for the study. Delays in patient enrollment will result in increased costs and delays, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Food and Drug Administration (the "FDA") may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Further, there can be no assurance that clinical testing will show any current or future product candidate to be safe and effective for use in humans.

NO ASSURANCE OF PRODUCT APPROVAL

To date, none of the Company's products has been approved for sale in the U.S. or any international market. Satisfaction of regulatory requirements of the FDA, or similar requirements by foreign regulatory agencies, typically takes several years, and the time needed to satisfy them may vary substantially based upon the type, complexity and novelty of the pharmaceutical product. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by the Company on a timely basis, if at all. The Company submitted a New Drug Application ("NDA") for GADOLITE in September 1995. There can be no assurance that the FDA will decide that the NDA satisfies the criteria for approval. In addition, in June 1996 the Company filed a Market Authorization Application ("MAA") with the Medicines Control Agency in the United Kingdom for authorization to market GADOLITE. Although the process for regulatory approval in Western Europe is similar to that in the United States, there are numerous and sometimes unique risks associated with the approval of an MAA. There can be no assurance that such authorization will be granted or, even if granted in the United Kingdom, that authorization to market GADOLITE in other member states would be granted under the European Union's mutual recognition procedure.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

The Company has incurred operating losses since its inception in 1991 and, as of September 30, 1996, had an accumulated deficit of approximately $30.8 million. The Company anticipates that such operating losses will continue over the next several years, as it continues to incur increasing costs of research and development, clinical and manufacturing activities. To date, the Company has not generated revenue from the commercial sale of its products and does not expect to receive any such revenue until calendar year 1997 at the earliest. All revenues to date have resulted from license and milestone payments and funding from a government research grant.

LIMITED MANUFACTURING AND MARKETING EXPERIENCE

The Company must manufacture its products in commercial quantities either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. Except for Gd-Tex and Lu-Tex bulk drug substance, which are the subject of a manufacturing and supply agreement with HCC, and GADOLITE, which is the subject of a manufacturing and supply agreement with Glaxo Wellcome ("Glaxo"), the Company does not have access to the manufacturing capacity necessary to provide clinical and commercial quantities of the Company's products. Access to such manufacturing capacity is necessary for the Company to conduct clinical trials, obtain regulatory approval and commercialize its products. The Company is engaged in preliminary discussions with a number of manufacturers of parenteral products regarding process development and validation, filling, labeling and packaging of the finished dosage form of Gd-Tex and Lu-Tex. A failure to successfully complete such agreement would, if the Company could not locate alternate manufacturing capabilities, have a material adverse impact on the Company's business, financial condition and results of operations. Prior to any regulatory approval of the Company's other products under development, the Company intends to negotiate supply agreements with manufacturers who will have the ability to manufacture, fill, label and package such materials prior to commercial introduction of such products. There are, however, a limited number of contract manufacturers that operate under current federal and state Good Manufacturing Practices ("GMP") regulations and are capable of manufacturing the Company's products. Accordingly, there can be no assurance that the Company will be able to enter into supply agreements on commercially acceptable terms or with manufacturers who will be able to deliver supplies in appropriate quantity and quality to develop and commercialize its products. Any interruption of supply of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company has no expertise in the development of light sources and associated light delivery devices required for the Company's Lu-Tex photosensitizer program. Successful development, manufacturing, approval and distribution of the Company's photosensitization products will require third party arrangements for the required light sources, associated light delivery devices and other equipment. The Company currently obtains lasers from Coherent, Inc ("Coherent") and LEDs from Quantum Devices, Inc ("Quantum") on a purchase order basis, and such entities are under no obligation to continue to deliver light devices on an ongoing basis. Failure to maintain such relationships may require the Company to develop additional sources which may require additional regulatory approvals and could delay commercialization of the Company's Lu-Tex products under development. There can be no assurance that the Company will be able to establish or maintain relationships with other sources on a commercially reasonable basis, if at all, or that such devices will receive regulatory approval for use in photodynamic therapy.

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

RAPID TECHNOLOGICAL CHANGE AND SUBSTANTIAL COMPETITION

The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than the Company, as well as substantially more marketing, manufacturing, financial and managerial resources, and represent significant competition for the Company. Acquisitions of, or investments in, competing pharmaceutical companies by large collaborating partners could increase such competitors' financial, marketing, manufacturing and other resources. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or obsolete, or that the Company will be able to keep pace with technological developments or other market factors. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar diagnostic, imaging and/or therapeutic effects than products being developed by the Company. The Company is aware that one of its competitors in the market for photodynamic therapy drugs has received marketing approval for certain indications in the U.S., Canada, The Netherlands, France and Japan for Photofrin(R). There can be no assurance that the Company's competitors will not develop products that are safer, more effective and less costly than the products developed by the Company and, therefore, present a serious competitive threat to the Company's product offerings.

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

REQUIREMENTS FOR ADDITIONAL FINANCING AND ACCESS TO CAPITAL MARKETS

The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of its products. The Company will require additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of its products. The Company believes that its cash, cash equivalents and short- term investments and amounts available under a capital lease agreement will be adequate to satisfy its capital needs through calendar 1997. However, the actual amount of the Company's capital requirements will depend on many factors, including the status of the development of products, the time and costs involved in conducting clinical trials, obtaining regulatory approvals, and filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to market and distribute its products and establish new collaborative and licensing arrangements. The Company will attempt to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company's business, financial condition and results of operations, will be materially and adversely affected.

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

UNCERTAINTIES REGARDING PATENTS AND PROPRIETARY RIGHTS

The Company's success depends in part on its ability to obtain patent protection for its products and preserve its trade secrets. In the U.S., the Company owns or has exclusive rights to 30 issued patents, 18 allowed, and 39 pending patent applications. Outside the U.S., the Company is the owner or exclusive licensee of five counterpart patents, and 47 pending counterpart patent applications. There can be no assurance that the Company's patent applications will result in additional patents being issued or that issued patents will afford protection against competitors with similar technology, nor can there be any assurance that any patents issued to the Company will not be infringed by or designed around by others. Even issued patents may later be modified or revoked by the U.S. Patent and Trademark Office in proceedings instituted by third parties or otherwise found to be invalid or unenforceable. Moreover, the Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and believes the protection provided by foreign patents, if obtained, may be weaker than that provided by domestic patents.

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

         Item 3. Defaults Upon Senior Securities.  None

         Item 4. Submission of Matters to Vote of Security holders.  None

         Item 5. Other information.  None

         Item 6. Exhibits and Reports on Form 8-K.

                 a. Exhibits

                 Exhibit 11.1 - "Computation of Net Loss and Pro Forma Net Loss Per Share" is attached hereto.

                 Exhibit 27   -  Financial Data Schedule.

                 b. Reports on Form 8-K.  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PHARMACYCLICS, INC.
                                  (Registrant)




Date:    November 14, 1996        By: /s/ RICHARD A. MILLER
                                     ------------------------------------------
                                     Dr. Richard A. Miller
                                     President and Chief Executive Officer




Date:    November 14, 1996        By: /s/ CHERYL B. JASZEWSKI
                                     ------------------------------------------
                                     Cheryl B. Jaszewski
                                     Vice President, Finance and Administration

                                 EXHIBIT INDEX


Exhibit

11.1      Computation of Net Loss and Pro Forma Net Loss Per Share

27        Financial Data Schedule