Form 10-Q
period 1996-12-31
PHARMACYCLICS INC
filed 1997-02-14
CIK 949699

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549


                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

                                       OR

[____] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to _____

                        Commission File Number: 0-27066


                              PHARMACYCLICS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                      94-3148201
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



995 E. Arques Avenue, Sunnyvale, CA                     94086-4521
-------------------------------------------------------------------------------
(Address of principal executive offices)                (zip code)


Registrant's telephone number, including area code:     (408) 774-0330
                                                   ----------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        .       No ____________.

As of February 1, 1997, there were 9,150,276 shares of the Registrant's Common Stock outstanding, par value $0.0001.

This quarterly report on Form 10-Q consists of 26 pages of which this is page
1.  The Exhibit Index is located at page 25.

                              PHARMACYCLICS, INC.
                               TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION                                      PAGE NUMBER
         ---------------------                                      -----------

         Item 1. Financial Statements (unaudited)

                 Condensed Balance Sheet as of December 31, 1996 and
                 June 30, 1996  . . . . . . . . . . . . . . . . . . . .   3

                 Condensed Statement of Operations for the three and
                 six months ended December 31, 1996 and 1995  . . . . .   4

                 Condensed Statement of Cash Flows for the six
                 months ended December 31, 1996 and 1995  . . . . . . .   5

                 Notes to Condensed Financial Statements  . . . . . . .   6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                 and Facts that May Affect Future Operating Results . .   8

PART II.  OTHER INFORMATION
          -----------------

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . 22

         Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . 22

         Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . 22

         Item 4. Submission of Matters to a Vote of Security Holders  . . 22

         Item 5. Other Information  . . . . . . . . . . . . . . . . . . . 23

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . 23

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                              PHARMACYCLICS, INC.
                         (a development stage company)
                            CONDENSED BALANCE SHEET
                                 (in thousands)

                                                                              December 31,        June 30,
                                                                                 1996               1996
                                                                              -----------        -----------
 ASSETS                                                                       (unaudited)
-------
      Current assets:

            Cash and cash equivalents                                              $9,203            $13,950
            Short-term investments                                                 15,778              8,053
            Prepaid expenses and other current assets                                 137                241
                                                                              -----------        -----------

               Total current assets                                                25,118             22,244
      Property and equipment, net                                                   2,484              2,622
      Other assets                                                                     56                149
                                                                              -----------        -----------
                                                                                  $27,658            $25,015
                                                                              ===========        ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
      Current liabilities:

            Accounts payable                                                     $    845            $   753
            Accrued liabilities                                                       330                300
            Current portion of capital lease obligations                            1,015                917
                                                                              -----------        -----------
               Total current liabilities                                            2,190              1,970
      Capital lease obligations (less current portion)                                628                941
      Deferred rent                                                                    99                113
                                                                              -----------        -----------
               Total liabilities                                                    2,917              3,024
                                                                              -----------        -----------
      Stockholders' equity:
            Common Stock                                                                1                  1
            Additional paid-in capital                                             58,173             49,948
            Accumulated deficit                                                   (33,433)           (27,958)
                                                                              -----------        -----------
               Total stockholders' equity                                          24,741             21,991
                                                                              -----------        -----------
                                                                                  $27,658            $25,015
                                                                              ===========        ===========




   The accompanying notes are an integral part of these condensed financial statements.

                              PHARMACYCLICS, INC.
                         (a development stage company)
                       CONDENSED STATEMENT OF OPERATIONS
                (in thousands, except per share data, unaudited)


                                                         Three Months Ended              Six Months Ended
                                                            December 31,                    December 31,
                                                    ---------------------------     -------------------------
                                                       1996            1995            1996          1995
                                                    -----------     -----------     -----------   -----------
 Revenues:
      License and grant revenues                    $        25     $       156     $        25   $       301
 Operating expenses:                                -----------     -----------     -----------   -----------
      Research and development                            2,481           1,519           4,937         3,273
      General and administrative                            360             303             997           554
                                                    -----------     -----------     -----------   -----------
            Total operating expenses                      2,841           1,822           5,934         3,827
                                                    -----------     -----------     -----------   -----------
 Loss from operations                                    (2,816)         (1,666)         (5,909)       (3,526)
 Interest and other income/(expense), net                   221             202             434           121
                                                    -----------     -----------     -----------   -----------
 Net loss                                           $    (2,595)    $    (1,464)    $    (5,475)  $    (3,405)
                                                    ===========     ===========     ===========   ===========

 Net loss per share (Note 2)                        $     (0.29)    $     (0.18)    $     (0.63)  $     (0.48)
                                                    ===========     ===========     ===========   ===========
 Weighted average common and common equivalent
 shares (Note 2)                                          8,885           7,904           8,718         7,131
                                                    ===========     ===========     ===========   ===========




   The accompanying notes are an integral part of these condensed financial statements.

                              PHARMACYCLICS, INC.
                         (a development stage company)
                       CONDENSED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                 Six Months Ended
                                                                                    December 31,
                                                                          -----------------------------
                                                                              1996              1995
                                                                          -----------       -----------
 Cash flows from operating activities:
 -------------------------------------
 Net loss                                                                     $(5,475)          $(3,405)

 Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                               391               328
      Changes in assets and liabilities:
            Prepaid expenses and other assets                                     197                47

            Accounts payable                                                       92              (161)
            Accrued liabilities                                                    30               214
            Deferred rent                                                         (14)               23
                                                                          -----------       -----------
 Net cash used in operating activities                                         (4,779)           (2,954)
                                                                          -----------       -----------

 Cash flows from investing activities:
 -------------------------------------
      Purchases of property and equipment                                           -               (10)
      Purchase of short-term investments                                      (17,212)                -
      Proceeds from sale of short-term investments                              9,487                 -
                                                                          -----------       -----------
 Net cash used in investing activities                                         (7,725)              (10)
                                                                          -----------       -----------

 Cash flows from financing activities:
 -------------------------------------
      Payments under capital lease obligations                                   (468)             (362)
      Proceeds from notes payable                                                   -             1,000
      Proceeds from sale of stock, net of issuance costs                        8,225            28,568
                                                                          -----------       -----------
 Net cash provided by financing activities                                      7,757            29,206
                                                                          -----------       -----------

 Net increase (decrease) in cash and cash equivalents                          (4,747)           26,242
 Cash and cash equivalents at the beginning of the period                      13,950               376
                                                                          -----------       -----------
 Cash and cash equivalents at the end of the period                        $    9,203        $   26,618
                                                                          ===========       ===========


 Supplemental disclosure of cash flow information:
 -------------------------------------------------
      Cash paid for interest                                               $      135        $      157
      Equipment acquired under capital lease obligations                   $      253        $       31
      Conversion of notes payable and accrued interest
            into convertible preferred stock                               $        -        $    3,051

   The accompanying notes are an integral part of these condensed financial statements.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the Company or Pharmacyclics) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10- 01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 filed with the Securities and Exchange Commission on September 30, 1996.

The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 1997 or for any other future periods.

NOTE 2 - NET LOSS PER SHARE
Net loss per share for the three months and six months ended December 31, 1996 and 1995 is computed using the weighted average number of shares of common stock outstanding during the periods presented. In addition, the computation includes the effect of the conversion of all shares of Series A, A1, B and C Convertible Preferred Stock into 5,156,971 shares of common stock upon the completion of the Company's initial public offering completed October 1995 using the if-converted method. Common stock equivalent shares arising from stock options and warrants are excluded from the computation because their effect is antidilutive, except that common stock equivalent shares arising from stock options and warrants (using the treasury stock method and the initial public offering price) issued from July 1, 1994 through the effective date of the Company's initial public offering on October 23, 1995 are included in the computation of net loss per share as if they were outstanding for all periods prior to the initial public offering.

NOTE 3 - ISSUANCE OF PREFERRED STOCK AND INITIAL PUBLIC OFFERING
On July 31, 1995, notes payable aggregating $3,000,000 ($2,000,000 outstanding at June 30, 1995 plus additional borrowings of $1,000,000 entered into during July 1995) plus accrued interest thereon were converted into 353,483 shares of Series C Convertible Preferred Stock. The Company also issued an additional 295,649 shares of Series C Convertible Preferred Stock on July 31, 1995 resulting in net proceeds of $2,550,000.

The Company completed an initial public offering on October 23, 1995, issuing 2,150,000 shares of its common stock at $12.00 per share. Upon the closing of the offering, all outstanding shares of Convertible Preferred Stock were automatically converted into 5,156,971 shares of common stock. On November 6, 1995, the underwriters of the initial public offering exercised their over-allotment option with respect to an additional 233,450 shares of common stock. The Company received, net of underwriters' commissions and other offering expenses, approximately $26 million in net proceeds from the initial public offering.

NOTE 4 - PRIVATE PLACEMENT
On November 11, 1996, Pharmacyclics sold 580,000 shares of unregistered common stock to a single purchaser in a private placement. The shares were sold at a price of $14.00 per share and no commissions were paid on the transaction. The Company is obligated to file, and have declared effective, a registration statement of such shares within six months after the transaction date.

NOTE 5 - ADOPTION OF NEW ACCOUNTING STANDARD
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." Effective July 1, 1996, the Company adopted FAS 123 and elected to continue to measure compensation cost for its employee stock compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and provide the required pro forma footnote disclosures in its Annual Report to stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This Form 10-Q contains, in addition to historical information, the Company's position regarding liquity and capital resources, and forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed in this section as well as those discussed elsewhere in the Form 10-Q.

RESULTS OF OPERATIONS
Revenues
To date, Pharmacyclics has received only limited revenues and no revenues from product sales. For the quarter ended December 31, 1996, $25,000 of license revenue was recognized from E-Z-EM, Ltd. upon execution of a European sales and distribution agreement and marketing approval in the United Kingdom, both in December 1996. The total recognized is net of licensing payments to The University of Texas (UT) since the products covered by the E-Z-EM, Ltd. Agreement incorporate the technology licensed by the Company from UT. No revenues were recognized in the first fiscal quarter of 1997.

During the three months of fiscal 1996, $156,000 of revenue was recognized including $150,000 in milestone payments from E-Z-EM, Inc. (E-Z-EM) net of licensing fees paid to UT. In addition, $6,000 was recognized as final payment under a Small Business Innovation Research (SBIR) grant from the National Cancer Institute which expired in October 1995.

During the first six months of fiscal 1996, $301,000 of revenue was recognized. This included $250,000 from E-Z-EM pursuant to the August 1995 agreement net of licensing fees paid to UT. In addition $51,000 was recognized under the SBIR grant during the same period.

Research and Development
Research and development expenses increased to $2.5 million for the three months ended December 31, 1996 compared to $1.5 million during the same period of the prior fiscal year. Approximately half of the 67% increase is related to conducting clinical trials for both Lu-Tex and Gd-Tex. This includes the cost of clinical product supplies, payments to clinical sites and internal support of the trials. During the three months ended December 31, 1996, the Phase I trial for Lu-Tex was completed and the Gd-Tex Phase Ib/II was expanded to eight sites in both the United States and Europe. The remainder of the increase was growth throughout the research and development group to support clinical trials and provision of clinical product.

During the six months ended on December 31, 1996, research and development expenses increased to $4.9 million compared to $3.3 million during the same period of the prior fiscal year. In addition to the factors which contributed to the increase in research and development expenses for the three month period ended December 31, 1996, a definitive agreement executed in September 1996 with Hoechst Celanese (HCC), a manufacturer of chemicals and pharmaceutical intermediates for the process optimization, scale up, and clinical and commercial supply of Gd-Tex and Lu-Tex resulted in cost associated with texaphyrin product scale up during the first six months of fiscal 1997.

General and Administrative
General and administrative expenses for the three months ended December 31, 1996 were $360,000 compared to $303,000 during the same period in the prior fiscal year, an increase of 19%. The Company completed an initial public offering (IPO) in late October 1995. This increase relates primarily to insurance costs, professional services costs, and other expenses required to conduct business as a public company.

During the six months ended December 31, 1996, general and administrative expenses totaled $997,000 compared to $554,000 during the same period in the prior fiscal year, an increase of 80%. The expenses for fiscal 1997 include approximately $300,000 of financing costs during the first quarter. In addition, the Company was public for only two of the six months in the prior fiscal year.

Interest and Other Income/(Expense) Net
Interest income, net of interest expense, totaled $221,000 for the three months ended December 31, 1996 compared to $202,000 for the same period in the prior fiscal year. For the three month period, interest income exceeded interest expense on borrowings under the Company's lease lines.

During the six months ended December 31, 1996, interest income, net of interest expense, totaled $434,000 compared to $121,000 for the same period of the prior fiscal year. During the first four months of fiscal 1996 interest expense under the Company's lease lines offset interest income generated on the Company's cash and cash equivalent balances. The proceeds from the Company's IPO in October 1995 provided cash balances which reversed this trend.

LIQUIDITY AND CAPITAL RESOURCES
The Company has financed its operation since inception through December 31, 1996 primarliy through the private and public sale of equity securities, payments under third party agreements, and proceeds from lease lines of credit.

On November 11, 1996, Pharmacyclics sold 580,000 shares of unregistered common stock to a single purchaser in a private placement. The shares were sold at a price of $14.00 per share and no commissions were paid on the transaction. The Company is obligated to file, and have declared effective, a registration statement of such shares within six months after the transaction date.

As of December 31, 1996, the Company had approximately $25 million in cash, cash equivalents and short-term investments. Net cash used in operating activities of $4.8 million during the six months ended December 31, 1996 resulted primarily from the net loss incurred during that period partially offset by reductions in prepaid expenses and other assets and by depreciation and amortization expense.

In October 1995 the Company completed its IPO issuing 2,150,000 common shares at $12.00. As a result of such offering, all outstanding shares of Convertible Preferred Stock were automatically converted into 5,156,971 shares of common stock. In November 1995, the underwriters of such offering exercised an option to acquire an additional 233,450 common shares at the IPO price to cover over-allotments. Proceeds received by the Company, net of underwriters' commissions and expenses payable by the Company, totaled approximately $26 million.

In July 1995, notes payable aggregating $3 million ($2 million outstanding at June 30, 1995 plus additional borrowings of $1 million entered into during July, 1995) plus accrued interest thereon were converted into 353,483 shares of Series C Convertible Preferred Stock. The Company also issued an additional 295,649 shares of Series C Convertible Preferred Stock on July 31, 1995 resulting in net proceeds to the Company of $2.6 million.

The Company expects to incur ongoing levels of expenditures which may not only fluctuate from quarter to quarter but which are expected to increase as the levels of clinical activity for the Company's products under development increases. Additional expenditures may occur in commercializing the Company's first product, GADOLITE(R) Oral Suspension (GADOLITE). As a result of both these factors, the Company expects to report increased expenses for research and development and general and administrative activities for at least the next several years. The Company currently anticipates, based upon the current status of its product development and commercialization plans, that its cash, cash equivalents, and short-term investments will provide funding for the Company's operations through at least mid calendar 1998.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT AND EXTENSIVE GOVERNMENT

REGULATION

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

The manufacturing and marketing of the Company's products and its research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the U.S. and other countries. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the Food and Drug Administration (FDA) and equivalent foreign regulatory authorities. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. To date, the Company has not received regulatory approval for the commercial sale of its products, except for GADOLITE in the United Kingdom. There can be no assurance that requisite FDA approvals or those of foreign regulatory authorities will be obtained on a timely basis, if at all, or that any approvals granted will cover the clinical indications for which the Company may seek approval. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Failure to obtain or maintain requisite governmental approvals, failure to obtain approvals of the clinically intended uses or the identification of adverse side effects of the Company's products under development could delay or preclude the Company from further developing a particular product or from marketing its products, or could limit the commercial use of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

NO ASSURANCE OF PRODUCT APPROVAL
To date, the Company has approval to market only one of its products in the United Kingdom. No other products have been approved for sale in the U.S. or any other international market. Satisfaction of regulatory requirements of the FDA, or similar requirements by foreign regulatory agencies, typically takes several years, and the time needed to satisfy them may vary substantially based upon the type, complexity and novelty of the pharmaceutical product. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by the Company on a timely basis, if at all.
The Company submitted an NDA for GADOLITE in September 1995.   In December 1996
the Company received an "approvable" letter from the FDA. Although this letter indicated that GADOLITE was "approvable", it cited a series of issues which must first be addressed by the Company. The Company is in the process of addressing the issues it believes must be resolved before GADOLITE can be successfully marketed. Although the Company believes it will be able to resolve all such issues, there can be no assurance that the FDA will decide that the NDA satisfies the criteria for approval. In any event, the Company does not expect further FDA action until the end of its fiscal year at the earliest. In addition, in June 1996 the Company filed a Market Authorization Application
(MAA) with the Medicines Control Agency in the United Kingdom for authorization to market GADOLITE and has received approval to market GADOLITE in the U.K. Although the process for regulatory approval in Western Europe is similar to that in the United States, there are numerous and sometimes unique risks associated with the approval of an MAA. There can be no assurance that additional authorizations will be granted to market GADOLITE in other member states under the European Union's mutual recognition procedure.

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

In addition to the drug approval requirements applicable to the Company's Lu-Tex product for photosensitization of certain cancers and atherosclerosis, the Company will also need to obtain the approval of the FDA and other foreign regulatory authorities for the laser, light emitting diode (LED) or associated light delivery devices used in such treatments. Such device approval requires additional regulatory submissions both by the Company and by the manufacturers of such devices that must include clinical data obtained from the use of such light delivery devices with Lu-Tex for photodynamic therapy, and may result in additional delays or difficulties in obtaining approval for the use of Lu-Tex as a photosensitizer. Such light delivery device manufacturers currently are under no obligation to the Company to file or pursue such applications.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY
The Company has incurred operating losses since its inception in 1991 and, as of December 31, 1996, had an accumulated deficit of approximately $33.4 million. The Company anticipates that such operating losses will continue over the next several years, as it continues to incur increasing costs of research and development, clinical and manufacturing activities. To date, the Company has not generated revenue from the commercial sale of its products and does not expect to recognize any such revenue until the latter half of calendar year 1997 at the earliest. All revenues to date have resulted from license and milestone payments and funding from a government research grant.

LIMITED MANUFACTURING AND MARKETING EXPERIENCE
The Company must manufacture its products in commercial quantities either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. Except for Gd-Tex and Lu-Tex bulk drug substance, which are the subject of a manufacturing and supply agreement with HCC, and GADOLITE, which is the subject of a manufacturing and supply agreement with Glaxo Wellcome, Inc., the Company does not have access to the manufacturing capacity necessary to provide clinical and commercial quantities of the Company's products. Access to such manufacturing capacity is necessary for the Company to conduct clinical trials, obtain regulatory approval and commercialize its products. The Company is engaged in preliminary discussions with a number of manufacturers of parenteral products regarding process development and validation, filling, labeling and packaging of the finished dosage form of Gd-Tex and Lu-Tex. A failure to successfully complete such agreement would, if the Company could not locate alternate manufacturing capabilities, have a material adverse impact on the Company's business, financial condition and results of operations. Prior to any regulatory approval of the Company's other products under development, the Company intends to negotiate supply agreements with manufacturers who will have the ability to manufacture, fill, label and package such materials prior to commercial introduction of such products. There are, however, a limited number of contract manufacturers that operate under current federal and state Good Manufacturing Practices (GMP) regulations and are capable of manufacturing the Company's products. Accordingly, there can be no assurance that the Company will be able to enter into supply agreements on commercially acceptable terms or with manufacturers who will be able to deliver supplies in appropriate quantity and quality to develop and commercialize its products. Any interruption of supply of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company also has entered into a sales and distribution agreement with E-Z-EM for North American and European sales, marketing and distribution of GADOLITE. The Company plans to enter into similar agreements to market GADOLITE in Asia. To date, however, no such arrangements have been established, and there can be no assurance that any such agreements will be entered into. To the extent that the Company determines not to, or is unable to, enter into co-promotion agreements or to arrange for third party distribution of its other products or to the extent that the agreements with E-Z-EM are terminated without a replacement agreement, significant additional resources will be required to develop a sales force. There can be no assurance that the Company will be able to establish such a sales force or enter into such co-promotion or distribution agreements. In addition, the Company currently has no arrangement for the sale and distribution of any of its other products under development.

The Company has no expertise in the development of light sources and associated light delivery devices required for the Company's Lu-Tex photosensitizer program. Successful development, manufacturing, approval and distribution of the Company's photosensitization products will require third party arrangements for the required light sources, associated light delivery devices and other equipment. The Company currently obtains lasers from Coherent, Inc. and LEDs from Quantum Devices, Inc. on a purchase order basis, and such entities are under no obligation to continue to deliver light devices on an ongoing basis. Failure to maintain such relationships may require the Company to develop additional sources which may require additional regulatory approvals and could delay commercialization of the Company's Lu-Tex products under development. There can be no assurance that the Company will be able to establish or maintain relationships with other sources on a commercially reasonable basis, if at all, or that such devices will receive regulatory approval for use in photodynamic therapy.

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

The markets for MRI contrast agents are highly competitive. Other oral MRI contrast agents have been or are about to receive FDA approval. Such competition could adversely offset the sales of GADOLITE should it be approved.

REQUIREMENTS FOR ADDITIONAL FINANCING AND ACCESS TO CAPITAL MARKETS
The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of its products. The Company will require additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of its products. The Company believes that its cash, cash equivalents and short-term investments and amounts available under a capital lease agreement will be adequate to satisfy its capital needs through mid calendar 1998. However, the actual amount of the Company's capital requirements will depend on many factors, including the status of the development of products, the time and costs involved in conducting clinical trials, obtaining regulatory approvals, and filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to market and distribute its products and establish new collaborative and licensing arrangements. The Company will attempt to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company's business, financial condition and results of operations, will be materially and adversely affected.

UNCERTAINTIES REGARDING PATENTS AND PROPRIETARY RIGHTS
The Company's success depends in part on its ability to obtain patent protection for its products and preserve its trade secrets. In the U.S., the Company owns or has exclusive rights to 34 issued patents, 12 allowed, and 38 pending patent applications. Outside the U.S., the Company is the owner or exclusive licensee of five counterpart patents, and 47 pending counterpart patent applications. There can be no assurance that the Company's patent applications will result in additional patents being issued or that issued patents will afford protection against competitors with similar technology, nor can there be any assurance that any patents issued to the Company will not be infringed by or designed around by others. Even issued patents may later be modified or revoked by the U.S. Patent and Trademark Office in proceedings instituted by third parties or otherwise found to be invalid or unenforceable. Moreover, the Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and believes the protection provided by foreign patents, if obtained, may be weaker than that provided by domestic patents.

The Company has not conducted an extensive search of patents issued to other companies, research or academic institutions or others, and no assurance can be given that such patents do not exist, have not been filed, or could not be filed, or issued which contain claims relating to the Company's technology, products or processes. Because of the number of patents issued and patent applications filed relating to biometallic and expanded porphyrin chemistries, Pharmacyclics believes there is a significant risk that current and potential competitors and other third parties have filed or in the future will file applications for, or have received or in the future will receive, patents and will obtain additional proprietary rights relating to materials or processes used or proposed to be used by the Company. If such patents have been or become issued, the holders of such patents may bring claims against the Company for infringement, which may have a material adverse effect on the Company's business, financial condition and results of operations. As a result, the Company may be required to obtain licenses from others to develop, manufacture or market its products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms, if at all.

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

CONTROL BY EXISTING STOCKHOLDERS
The Company's officers, directors and principal stockholders, and certain of their affiliates beneficially own approximately half of the Company's outstanding Common Stock. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. Additionally, these stockholders will have significant influence over major corporate transactions as well as the election of directors of the Company and control over board decisions.

PART II.         OTHER INFORMATION

         Item 1. Legal Proceedings.  None

         Item 2. Changes in Securities.

         On November 11, 1996, Pharmacyclics sold 580,000 shares of unregistered common stock to a single purchaser in a private placement. The shares were sold at a price of $14.00 per share and no commissions were paid on the transaction. The Company is obligated to file, and have declared effective, a registration statement of such shares within six months after the transaction date.

         Item 3. Defaults Upon Senior Securities.  None

         Item 4. Submission of Matters to a Vote of Security Holders.

         On December 6, 1996, at the Company's 1996 Annual Meeting of Security Holders, the following matters were submitted and voted on by security holders and were adopted:

         A. The election of: Thomas D. Kiley, Joseph S. Lacob, Patrick F. Latterell, Richard A. Miller, Joseph C. Scodari and Craig C. Taylor by the stockholders to serve on the board of Directors.

         The results of the vote are as follows:

                                  Total Vote for          Total Vote Withheld
                                  Each Director            from Each Director
                                  -------------            ------------------
Thomas D. Kiley                   8,096,251                         550
Joseph S. Lacob                   8,096,251                         550
Patrick F. Latterell              8,096,251                         550
Richard A. Miller, MD             8,096,301                         500
Joseph C. Scodari                 8,096,251                         550
Craig C. Taylor                   8,096,301                         500

         B. The amendment and restatement of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock thereunder from 12,000,000 shares to 24,000,000 shares.

         The results of the vote are as follows:

              For                 Against  Abstain No Vote
              ---                 -------  ------- -------
              8,083,757           12,044     400      600

         C. The amendment of the Company's 1995 Stock Option Plan in order to increase the total number of shares of common stock authorized for issuance over the term of the Plan by an additional 750,000 shares.

         The results of the vote are as follows:

              For             Against       Abstain       No Vote
              ---             -------        -------      -------
              6,634,324       444,421        13,400       1,004,656

         D. The ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending June 30, 1997.

         The results of the vote are as follows:

              For         Against      Abstain       No Vote
              ---         -------      -------       -------
              8,053,643   38,458       4,700          0


         Item 5. Other information.  None

         Item 6. Exhibits and Reports on Form 8-K.

              a. Exhibits

                    Exhibit 10.10a - Amendment No. 1 to Supply Agreement, dated November 1, 1996, by and between the Company and Burroughs Wellcome Co.

                    Exhibit 10.22 - License and Supply Agreement, dated December 1, 1996, by and between the Company and E-Z-EM, Ltd.

                    Exhibit 11.1 - Computation of Net Loss Per Share

                    Exhibit 27 - Financial Data Schedule

              b. Reports on Form 8-K.  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PHARMACYCLICS, INC.
                                           (Registrant)




Date:    February 13, 1997              By: /s/ Richard A. Miller
                                           ---------------------------------
                                           Dr. Richard A. Miller
                                           President and Chief Executive Officer




Date:    February 13, 1997              By: /s/ Cheryl B. Jaszewski
                                           ---------------------------------
                                           Cheryl B. Jaszewski
                                           Vice President, Finance and
                                           Administration

                                 EXHIBIT INDEX


Exhibit
  No.

Exhibit 10.10a - Amendment No. 1 to Supply Agreement, dated
                 November 1, 1996, by and between the Company and Burroughs Wellcome Co.

Exhibit 10.22 - License and Supply Agreement, dated
                 December 1, 1996, by and between the Company and E-Z-EM, Ltd.

Exhibit 11.1 - Computation of Net Loss Per Share

Exhibit 27 - Financial Data Schedule