Form 10-K/A
period 1996-12-31
PHARMACYCLICS INC
filed 1997-04-15
CIK 949699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                       For Annual and Transition Reports
                     Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
         ENDED JUNE 30, 1996 - AMENDMENT NO. 1

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-27066
                              PHARMACYCLICS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                         94-3148201
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

           955 East Arques Avenue, Sunnyvale, California 94086-4521 (Address of Principal Executive Offices, including Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 774-0300

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                               ON WHICH REGISTERED
         -------------------                              ---------------------
                 None                                              None

          Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $0.0001 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the Form 10-K/A. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant as of August 31, 1996, was approximately $42,949,500 based on the Nasdaq National Market on such date. The number of outstanding shares of the Registrant's Common Stock as of August 31, 1996 was 8,553,300.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by referenced into Part III of this Form 10-K/A: the Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders scheduled to be held on December 6, 1996.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

         (c)     Exhibits

    Exhibit
    Number       Description
    ------       -----------
       10.21*    Master Process Development and Supply Agreement dated
                 September 6, 1996 entered into between the Company and Hoechst
                 Celanese Corporation.

__________________

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

         Dated:  April 14, 1997

                                      PHARMACYCLICS, INC.


                                      By:        /s/ RICHARD A. MILLER
                                         --------------------------------------
                                                 Richard A. Miller, M.D.
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                     Title                               Date
        ---------                                     -----                               ----
     /s/ RICHARD A. MILLER            President and Chief Executive                     April 14, 1997
-------------------------------       Officer and Director (Principal
      (Richard A. Miller)             Executive Officer)



    /s/ MARC L. STEUER*               Vice President, Business Development              April 14, 1997
-------------------------------       and Chief Financial Officer
       (Marc L. Steuer)               (Principal Financial Officer)



 /s/ CHERYL B. JASZEWSKI*             Vice President, Finance and                       April 14, 1997
-------------------------------       Administration
    (Cheryl B. Jaszewski)             (Principal Accounting Officer)



    /s/ THOMAS D. KILEY*              Director                                          April 14, 1997
-------------------------------
       (Thomas D. Kiley)


    /s/ JOSEPH S. LACOB*              Director                                          April 14, 1997
-------------------------------
       (Joseph S. Lacob)

     PATRICK F. LATTERELL*            Director                                          April 14, 1997
-------------------------------
     (Patrick F. Latterell)

   /s/ JOSEPH C. SCODARI*             Director                                          April 14, 1997
-------------------------------
      (Joseph C. Scodari)

    /s/ CRAIG C. TAYLOR*              Director                                          April 14, 1997
-------------------------------
       (Craig C. Taylor)


*By:         /s/ RICHARD A. MILLER
        -------------------------------
              (Richard A. Miller)
              Individually and as
                Attorney-in-Fact

                                 EXHIBIT INDEX


    Exhibit
    Number       Description
    ------       -----------
       10.21*    Master Process Development and Supply Agreement dated
                 September 6, 1996 entered into between the Company and Hoechst
                 Celanese Corporation.

__________________

* Confidential treatment has been granted as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.