Form 10-Q/A
period 1996-12-31
PHARMACYCLICS INC
filed 1997-04-15
CIK 949699

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                _______________


                                  FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

                         Commission file number 0-27066


                              PHARMACYCLICS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      94-3148201
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



           995 EAST ARQUES AVENUE, SUNNYVALE, CALIFORNIA  94086-4521
             (Address of principal executive offices and zip code)

                                 (408) 774-0300
              (Registrant's telephone number, including area code)

________________________________________________________________________________
               Former Name, Former Address and Former Fiscal Year,
                           if Changed Since Last Report.


         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        -----

Number of shares of registrant's common stock, $0.0001 par value, outstanding as of December 31, 1996: 9,150,276.

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 10.10(a)(1/*)    Amendment to Supply Agreement, dated November
                                  1, 1996 by and between the Company and
                                  Burroughs Wellcome Co.

                 10.22* License and Supply Agreement, dated December 1, 1996 by and between the Company and E-Z-EM, Ltd.

________________

(1/) Incorporated by reference to Exhibit 10.10(a) filed with the Company's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996.

* Confidential treatment has been granted as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.


         (b) There were no reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES




         Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  April 14, 1997

                                    PHARMACYCLICS, INC.



                                     By: /s/ RICHARD A. MILLER
                                         -------------------------------------
                                         Richard A. Miller, M.D.
                                         President and Chief Executive Officer