Form 10-Q
period 1997-03-31
PHARMACYCLICS INC
filed 1997-05-01
CIK 949699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---
         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----
         EXCHANGE ACT OF 1934

         For the transition period from       to
                                        -----    -----

                         Commission File Number: 0-27066


                               PHARMACYCLICS, INC.
    -----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                            94-3148201
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

995 E. Arques Avenue, Sunnyvale, CA                     94086-4521
--------------------------------------------------------------------------------
(Address of principal executive offices)                (zip code)


Registrant's telephone number, including area code:  (408) 774-0330



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X       .   No              .
   -------------       -------------

As of March 31, 1997, there were 10,054,386 shares of the Registrant's Common Stock outstanding, par value $0.0001.


This quarterly report on Form 10-Q consists of 27 pages of which this is page 1. The Exhibit Index is located at page 26.

                                         PHARMACYCLICS, INC.
                                          TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                 PAGE NUMBER
-------  ---------------------                                                                 -----------
         Item 1. Financial Statements (unaudited)

                  Condensed Balance Sheet as of March 31, 1997 and
                  June 30, 1996..........................................................................3

                  Condensed Statement of Operations for the three and nine months ended
                  March 31, 1997 and 1996................................................................4

                  Condensed Statement of Cash Flows for the nine months ended
                  March 31,1997 and 1996.................................................................5

                  Notes to Condensed Financial Statements................................................6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................................8

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings......................................................................24

         Item 2. Changes in Securities..................................................................24

         Item 3. Defaults Upon Senior Securities........................................................24

         Item 4. Submission of Matters to a Vote of Security Holders....................................24

         Item 5. Other Information......................................................................24

         Item 6. Exhibits and Reports on Form 8-K.......................................................24

SIGNATURES..............................................................................................25

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                               PHARMACYCLICS, INC.
                          (a development stage company)
                             Condensed Balance Sheet
                            (in thousands, unaudited)

                                                                 March 31,         June 30,
                                                                    1997             1996
                                                                 --------          --------
ASSETS
      Current assets:
           Cash and cash equivalents                              $ 26,487          $ 13,950
           Short-term investments                                   12,640             8,053
           Prepaid expenses and other current assets                    83               241
                                                                  --------          --------
              Total current assets                                  39,210            22,244
      Property and equipment, net                                    2,357             2,622
      Other assets                                                      89               149
                                                                  --------          --------
                                                                  $ 41,656          $ 25,015
                                                                  ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
           Accounts payable                                       $  1,033          $    753
           Accrued liabilities                                         270               300
           Current portion of capital lease obligations                900               917
                                                                  --------          --------
              Total current liabilities                              2,203             1,970
      Capital lease obligations, less current portion                  570               941
      Deferred rent                                                     98               113
                                                                  --------          --------
              Total liabilities                                      2,871             3,024
                                                                  --------          --------
      Stockholders' equity
           Common stock                                                  1                 1
           Convertible preferred stock                                --                --
           Additional paid-in capital                               75,029            49,948
      Deferred compensation related to stock options                  (318)             --
           Accumulated deficit                                     (35,927)          (27,958)
                                                                  --------          --------
              Total stockholders' equity                            38,785            21,991
                                                                  --------          --------
                                                                  $ 41,656          $ 25,015
                                                                  ========          ========





         The accompanying notes are an integral part of these condensed financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        Condensed Statement of Operations
                (in thousands, except per share data, unaudited)



                                                              Three Months Ended                       Nine Months Ended
                                                                  March 31,                                March 31,
                                                       --------------------------------          ------------------------------
                                                           1997                1996                   1997             1996
                                                       ------------        ------------          ------------      ------------
Revenues:
      License and grant revenues                       $          -        $          -          $         25      $        301
                                                       ------------        ------------          ------------      ------------
Operating expenses:
      Research and development                                2,405               1,926                 7,342             5,199
      General and administrative                                454                 428                 1,451               982
                                                       ------------        ------------          ------------      ------------
           Total operating expenses                           2,859               2,354                 8,793             6,181
                                                       ------------        ------------          ------------      ------------
Loss from operations                                        (2,859)             (2,354)               (8,768)           (5,880)
Interest and other income/(expense), net                        365                 286                   799               407
                                                       ------------        ------------          ------------      ------------
Net loss                                               $    (2,494)        $    (2,068)          $    (7,969)      $    (5,473)
                                                       ============        ============          ============      ============

Net loss per share                                     $     (0.26)        $     (0.24)          $     (0.86)      $     (0.72)
                                                       ============        ============          ============      ============
Weighted average common and
common equivalent shares                                      9,542               8,471                 9,253             7,578
                                                       ============        ============          ============      ============



           The accompanying notes are an integral part of these condensed financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        Condensed Statement of Cash Flows
                            (in thousands, unaudited)

                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                 -----------------------------------
                                                                                     1997                 1996
                                                                                 -------------       ---------------
Cash flows from operating activities:
Net loss                                                                         $     (7,969)       $       (5,473)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                        631                   496
      Changes in assets and liabilities:
           Prepaid expenses and other assets                                               218                    86
           Accounts payable                                                                280                 (382)
           Accrued liabilities                                                            (30)                    58
           Deferred rent                                                                  (15)                    34
                                                                                 -------------       ---------------
Net cash used in operating activities                                                  (6,885)               (5,181)
                                                                                 -------------       ---------------

Cash flows from investing activities:
      Purchases of property and equipment                                                  (4)                  (16)
      Purchase of short-term investments                                               (4,587)               (9,012)
                                                                                 -------------       ---------------
Net cash used for investing activities                                                 (4,591)               (9,028)
                                                                                 -------------       ---------------

Cash flows from financing activities:
      Payments under capital lease obligations                                           (707)                 (554)
      Proceeds from notes payable                                                            -                 1,000
      Proceeds from sale of stock, net of issuance costs                                24,720                28,591
                                                                                 -------------       ---------------
Net cash provided by financing activities                                               24,013                29,037
                                                                                 -------------       ---------------

Net increase in cash and cash equivalents                                               12,537                14,828
Cash and cash equivalents at the beginning of the period                                13,950                   376
                                                                                 -------------       ---------------
Cash and cash equivalents at the end of the period                               $      26,487       $        15,204
                                                                                 =============       ===============

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                     $         182       $           223
      Equipment acquired under capital lease obligations                         $         319       $           123
      Conversion of notes payable and accrued interest
           into convertible preferred stock                                      $           -       $         3,051


         The accompanying notes are an integral part of these condensed financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the Company or Pharmacyclics) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 1996 filed with the Securities and Exchange Commission on April 15, 1997.

The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 1997 or for any other future period.

NOTE 2 - NET LOSS PER SHARE
Net loss per share for the three months and nine months ended March 31, 1997 and 1996 is computed using the weighted average number of shares of common stock outstanding during the periods presented. In addition, the computation includes the effect of the conversion of all shares of Series A, A1, B and C Convertible Preferred Stock into 5,156,971 shares of common stock upon the completion of the Company's initial public offering completed October 1995 using the if-converted method. Common stock equivalent shares arising from stock options and warrants are excluded from the computation because their effect is antidilutive, except that common stock equivalent shares arising from stock options and warrants (using the treasury stock method and the initial public offering price) issued from July 1, 1994 through the effective date of the Company's initial public offering on October 23, 1995 are included in the computation of net loss per share as if they were outstanding for all periods prior to the initial public offering.

NOTE 3 - ISSUANCE OF PREFERRED STOCK AND INITIAL PUBLIC OFFERING
On July 31, 1995, notes payable aggregating $3,000,000 ($2,000,000 outstanding at June 30, 1995 plus additional borrowings of $1,000,000 entered into during July 1995) plus accrued interest thereon were converted into 353,483 shares of Series C Convertible Preferred Stock. The Company also issued an additional 295,649 shares of Series C Convertible Preferred Stock on July 31, 1995, resulting in net proceeds of $2,550,000.

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

NOTE 4 - PRIVATE PLACEMENTS
On November 11, 1996, Pharmacyclics sold 580,000 shares of unregistered common stock to a single purchaser in a private placement. The shares were sold at a price of $14.00 per share and no commissions were paid on the transaction. On February 21, 1997, Pharmacyclics sold 862,468 shares of unregistered common stock to four purchasers in a private placement. The shares were sold at $19.05 per share and no commission was paid on the transaction. The Company filed a registration statement covering resales of the shares issued, on Form S-3 for both private placements, which was declared effective on April 22, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains, in addition to historical information, the Company's position regarding liquidity and capital resources, and forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed in this section as well as set forth under the heading "Risk Factors" in this Form 10-Q.

RESULTS OF OPERATIONS
Revenues
To date, Pharmacyclics has received only limited revenues and no revenues from product sales. For the quarter ended March 31, 1997, no revenue was recognized. For the nine months ended March 31, 1997, $25,000 was recognized. This was the result of milestone payments from E-Z-EM, Ltd. related to the signing of a European sales and distribution agreement (expanding upon an August 1995 agreement granting E-Z-EM, Inc. rights in the United States) and marketing approval in the United Kingdom. The total recognized is net of royalty payments to The University of Texas (UT) required because the products covered by the E-Z-EM Ltd. Agreement incorporate the technology licensed by the Company from UT.

During the first nine months of fiscal year 1996, $301,000 of revenue was recognized. This included $250,000 from E-Z-EM, Inc. pursuant to the August 1995 agreement, net of licensing fees paid to UT. In addition, $51,000 was received under a Small Business Innovation Research grant during the same period.

Research and Development
Research and development expenses increased to $2.4 million for the three months ended March 31, 1997 compared to $1.9 million during the same period of the prior fiscal year. Approximately half of the 26% increase is related to supporting clinical trials for Gd-Tex. This includes the costs of clinical product supplies, payments to clinical sites and internal support of the trials. During the third quarter of fiscal year 1997, patient enrollment continued in the Gd-Tex Phase Ib/II trial. The remainder of the increase relates to the purchase of supplies to start a Lu-Tex Phase II trial in May 1997.

During the nine months ended March 31,1997, research and development expenses increased to $7.3 million compared to $5.2 million during the same period of the prior fiscal year. In addition to the factors which contributed to the increase in research and development expenses discussed above, the nine month period included costs incurred as a result of signing a definitive agreement with Hoechst Celanese (HCC), a manufacturer of chemicals and pharmaceutical intermediates. HCC is providing the process optimization, scale up, and clinical and commercial supply of Gd-Tex and Lu-Tex which resulted in additional costs during the first nine months of fiscal year 1997.

General and Administrative
General and administrative expenses for the three months ended March 31, 1997 were $454,000 compared to $428,000 during the same period in the prior fiscal year, an increase of 6%

For the nine months ended March 31, 1997, general and administrative expenses totaled $1.4 million compared to $982,000 during the same period in the prior fiscal year, an increase of 48%. General and administrative expenses during fiscal year 1997 include approximately $300,000 of financing costs incurred during the first quarter.

Interest and Other Income
Interest income, net of interest expense, totaled $365,000 for the three months ended March 31, 1997 compared to $286,000 for the same period in the prior fiscal year. For the three month period, interest income resulting from investment of the recent private placement proceeds exceeded interest expense on borrowings under the Company's lease lines.

During the nine month period ended March 31, 1997, interest income, net of interest expense, totaled $799,000 compared to $407,000 during the prior period. During the first four months of fiscal year 1996, interest expense under the Company's lease lines offset interest income generated on the Company's cash, cash equivalent and short-term investment balances. The proceeds for the initial public offering (IPO) in October 1995 provided balances which reversed this trend. Growth in interest income during fiscal year 1997 is due to the sale of additional equity capital resulting in larger investment balances.

LIQUIDITY AND CAPITAL RESOURCES
The Company has financed its operations since inception through March 31, 1997 primarily through the private and public sale of equity securities, payments under third party agreements, and proceeds from lease lines of credit.

In February 1997, the Company completed a private placement of 862,468 shares of unregistered common stock to four purchasers. The shares were sold at $19.05 per share and no commission was paid on the transaction. Proceeds received by the Company totaled $16.5 million. In November 1996, the Company completed a private placement of 580,000 shares of common stock at $14.00 per share. Proceeds received by the Company totaled $8.1 million. Both equity placements were completed at the then current market price. The Company filed a registration statement covering resales of the shares issued, on Form S-3 for both private placements, which was declared effective on April 22, 1997.

As of March 31, 1997, the Company had approximately $39.1 million in cash, cash equivalents and short-term investments. Net cash used in operating activities of $6.9 million during the nine months ended March 31, 1997 resulted primarily from the net loss incurred during that period, partially offset by increases in accounts payable and depreciation expense.

The Company completed an IPO in October 1995 issuing 2,150,000 common shares at $12.00. As a result of such offering, all outstanding shares of Convertible Preferred Stock were automatically converted into 5,156,971 shares of common stock. In November 1995, the underwriters of such offering exercised an option to acquire an additional 233,450 common shares at the IPO price to cover over-allotments. Proceeds received by the Company, net of underwriters' commissions and expenses payable the Company, totaled approximately $26 million.

In July 1995, notes payable aggregating $3 million ($2 million outstanding at June 30, 1995 plus additional borrowings of $1 million entered into during July,
1995) plus accrued interest thereon were converted into 353,483 shares of Series C Convertible Preferred Stock. The

Company also issued an additional 295,649 shares of Series C Convertible Preferred Stock resulting in net proceeds to the Company of $2.6 million.

The Company expects to incur ongoing levels of expenditures which may not only fluctuate from quarter to quarter but which are expected to increase as the levels of clinical activity for the Company's products increase. As a result, the Company expects to report increased expenses for research and development and general and administrative activities for at least the next several years. The Company currently anticipates, based upon the current status of its product development and commercialization plans, that its cash, cash equivalents, and short-term investments will provide funding for the Company's operations through at least mid calendar 1999.

                                  RISK FACTORS

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

The manufacturing and marketing of the Company's products and its research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the U.S. and other countries. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. To date, the Company has only received regulatory approval for the commercial sale of GADOLITE in the United Kingdom. There can be no assurance that requisite FDA approvals or those of foreign regulatory authorities will be obtained on a timely basis, if at all, or that any approvals granted will cover the clinical indications for which the Company may seek approval. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Failure to obtain or maintain requisite governmental approvals, failure to obtain approvals of the clinically intended uses or the identification of adverse side effects of the Company's products under development could delay or preclude the Company from further developing a particular product or from marketing its products, or could limit the commercial use of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

NO ASSURANCE OF PRODUCT APPROVAL
To date, the Company has approval to market only one of its products that being in the United Kingdom. No other products have been approved for sale in the U.S. or any other international markets. Satisfaction of regulatory requirements of the FDA, or similar requirements by foreign regulatory agencies, typically takes several years, and the time needed to satisfy them may vary substantially based upon the type, complexity and novelty of the pharmaceutical product. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by the Company on a timely basis, if at all. The Company submitted an NDA for GADOLITE in September 1995. In December 1996 the Company received an "approvable" letter from the FDA which letter included a series of issues which must first be addressed by the Company. The Company is in the process of addressing these issues which are expected to require at least 18 months to resolve before GADOLITE can be successfully manufactured and marketed. Although the process for regulatory approval in Western Europe is similar to that in the United States, there are numerous and sometimes unique risks associated with the approval of an MAA. There can be no assurance that such authorization will be granted in other member states under the European Union's mutual recognition procedure.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY
The Company is a development stage company and has incurred operating losses since its inception in 1991 and, as of March 31, 1997, had an accumulated deficit of approximately $35.9 million. The Company anticipates that such operating losses will continue over the next several years, as it continues to incur increasing costs of research and development, clinical and manufacturing activities. To date, the Company has not generated revenue from the commercial sale of its products and does not expect to receive any such revenue until calendar year 1998 at the earliest. All revenues to date have resulted from license and milestone payments and funding from a government research grant.

LIMITED MANUFACTURING AND MARKETING EXPERIENCE
The Company must manufacture its products in commercial quantities either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. Except for texaphyrins bulk drug substance, which are the subject of a manufacturing and supply agreement with Hoechst Celanese Corp. ("HCC"), and GADOLITE, which is the subject of a manufacturing and supply agreement with Glaxo Wellcome ("Glaxo"), the Company does not have access to the manufacturing capacity necessary to provide clinical and commercial quantities of the Company's products. Access to such manufacturing capacity is necessary for the Company to conduct clinical trials, obtain regulatory approval and commercialize its products. See "Risk Factors -- Reliance as Third Party Relationships." The Company is engaged in preliminary discussions with a number of manufacturers of parenteral products regarding process development and validation, filling, labeling and packaging of the finished dosage form of Gd-Tex and Lu-Tex. A failure to successfully complete such agreement would, if the Company could not locate alternate manufacturing capabilities, have a material adverse impact on the Company's business, financial condition and results of operations. Prior to any regulatory approval of the Company's other products under development, the Company intends to negotiate supply agreements with manufacturers who will have the ability to manufacture, fill, label and package such materials prior to commercial introduction of such products. There are, however, a limited number of contract manufacturers that operate under current federal and state Good Manufacturing Practices ("GMP") regulations and are capable of manufacturing the Company's products. Accordingly, there can be no assurance that the Company will be able to enter into supply agreements on commercially acceptable terms or with manufacturers who will be able to deliver supplies in appropriate quantity and quality to develop and commercialize its products. Any interruption of supply of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company also has entered into a sales and distribution agreement with E-Z-EM, Inc. ("E-Z-EM"), a leading distributor worldwide of oral contrast agents, for North American and European sales, marketing and distribution of GADOLITE. The Company plans to enter into similar agreements to market GADOLITE in Asia. To date, however, no such arrangement has been established, and there can be no assurance that any such agreement will be entered into. To the extent that the Company determines not to, or is unable to, enter into marketing agreements or to arrange for third party distribution of its other products or to the extent that the agreement with E-Z-EM is terminated without a replacement agreement, significant additional resources will be required to develop a sales force. There can be no assurance that the Company will be able to establish such a sales force or enter into such marketing or distribution agreements. In addition, the Company currently has no arrangement for the sale and distribution of any of its other products under development.

The Company has no expertise in the development of light sources and associated light delivery devices required for the Company's Lu-Tex photosensitizer program. Successful development, manufacturing, approval and distribution of the Company's photosensitization products will require third party arrangements for the required light sources, associated light delivery devices and other equipment. The Company currently obtains lasers from Coherent, Inc. ("Coherent") and Laserscope, and LEDs from Quantum Devices, Inc. ("Quantum") on a purchase order basis, and such entities are under no obligation to continue to deliver light devices on an ongoing basis. Failure to maintain such relationships may require the Company to develop additional sources which may require additional regulatory approvals and could delay commercialization of the Company's Lu-Tex products under development. There can be no assurance that the Company will be able to establish or maintain relationships with other sources on a commercially reasonable basis, if at all, or that such devices will receive regulatory approval for use in photodynamic therapy.

RELIANCE ON THIRD PARTY RELATIONSHIPS
The Company has no manufacturing facilities for commercial production of its products under development, nor does the Company have experience in sales, marketing or distribution. The Company's strategy for commercialization of some of its products requires entering into various arrangements with corporate and other collaborators to conduct clinical trials and to manufacture, distribute and market its products. To the extent the Company relies on such third party manufacturing sources it is dependent upon their successfully implementing approvable manufacturing processes. Any failure to implement such manufacturing processes will have a material adverse impact on the Company. There can be no assurance that such parties will perform their obligations as expected or that the Company's reliance on others for the clinical development, manufacturing, distribution and marketing of its products will not result in unforeseen problems. The Company does not have the ability to conduct these development activities in house. If one or more of these relationships were terminated or the organizations did not perform up to expectations, the clinical development of the Company's product candidates would likely be delayed and could be substantially impaired depending on the availability and quality of substitute development capabilities.

RAPID TECHNOLOGICAL CHANGE AND SUBSTANTIAL COMPETITION
The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than the Company, as well as substantially more marketing, manufacturing, financial and managerial resources, and represent significant competition for the Company. Acquisitions of, or investments in, competing pharmaceutical companies by large collaborating partners could increase such competitors' financial, marketing, manufacturing and other resources. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or obsolete, or that the Company will be able to keep pace with technological developments or other market factors. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar diagnostic, imaging and/or therapeutic effects than products being developed by the Company. The Company is aware that one of its competitors in the market for photodynamic therapy drugs has received marketing approval for certain indications in the U.S., and other countries for Photofrin(R). There can be no assurance that the Company's competitors will not develop products that are safer, more effective and less costly than the products developed by the Company and, therefore, present a serious competitive threat to the Company's product offerings.

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

The markets for MRI contrast agents are highly competitive. Other oral MRI contrast agents have been or are about to receive FDA approval. Although the Company believes GADOLITE may offer advantages over competing oral MRI contrast agents, there can be no assurance that there will be greater acceptance of GADOLITE over other contrast agents.

REQUIREMENTS FOR ADDITIONAL FINANCING AND ACCESS TO CAPITAL MARKETS The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of its products. The Company will require additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of its products. The Company believes that its cash, cash equivalents and short-term investments, amounts available under a capital lease agreement and the proceeds from recent private placements will be adequate to satisfy its capital needs through mid-calendar 1999. However, the actual amount of the Company's capital requirements will depend on many factors, including the status of the development of products, the time and costs involved in conducting clinical trials, obtaining regulatory approvals, and filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to market and distribute its products and establish new collaborative and licensing arrangements. The Company will attempt to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company's business, financial condition and results of operations, will be materially and adversely affected.

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

UNCERTAINTIES REGARDING PATENTS AND PROPRIETARY RIGHTS
The Company's success depends in part on its ability to obtain patent protection for its products and preserve its trade secrets. In the U.S., the Company owns or has exclusive rights to 42 issued patents, 6 allowed, and 27 pending patent applications. Outside the U.S., the Company is the owner or exclusive licensee of five counterpart patents, and 57 pending counterpart patent applications. There can be no assurance that the Company's patent applications will result in additional patents being issued or that issued patents will afford protection against competitors with similar technology, nor can there be any assurance that any patents issued to the Company will not be infringed by or designed around by others. Even issued patents may later be modified or revoked by the U.S. Patent and Trademark Office in proceedings instituted by third parties or otherwise found to be invalid or unenforceable. Moreover, the Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and believes the protection provided by foreign patents, if obtained, may be weaker than that provided by domestic patents.

Although the Company has conducted searches for patents issued to other companies, research or academic institutions or others, no assurance can be given that such patents do not exist, have not been filed or could not be filed or issued which contain claims relating to the Company's technology, products or processes. Because of the number of patents issued and patent applications filed relating to biometallic and expanded porphyrin chemistries, Pharmacyclics believes there is a significant risk that current and potential competitors and other third parties have filed or in the future will file applications for, or have received or in the future will receive, patents and will obtain additional proprietary rights relating to materials or processes used or proposed to be used by the Company. If such patents have been or become issued, the holders of such patents may bring claims against the Company for infringement which may have a material adverse effect on the Company's business, financial condition and results of operations. As a result, the Company may be required to obtain licenses from others to develop, manufacture or market its products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms, if at all.

The Company is aware of a number of U.S. patents that relate to MRI contrast agents including several that are owned by or licensed to Schering AG. Schering AG has sent communications to the Company suggesting that GADOLITE may infringe certain of such Schering AG patents. The Company has obtained advice of special patent counsel that the technologies employed by the Company for its imaging products under development do not infringe the claims of such Schering AG patents. A determination of the infringement of any such patents could have a material adverse effect on the Company's business. There can be no assurance that Schering AG will not seek to assert such patent rights against the Company, which would result in significant legal costs and require substantial management resources. The Company is aware that Schering AG has asserted such rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering AG with respect to one or more such patents. There can be no assurance that the Company would be able to obtain a license from Schering AG, if required, on commercially reasonable terms, if at all.

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

UNCERTAINTIES REGARDING THIRD PARTY REIMBURSEMENT AND HEALTH CARE REFORM The future revenues and profitability of pharmaceutical and related companies as well as the availability of capital to such companies may be affected by the continuing efforts of government and third party payors to contain or reduce costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, it is likely that the U.S. Congress and state legislatures will continue to focus on health care reform and the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PRODUCT LIABILITY EXPOSURE
The testing, manufacturing, marketing and sale of the products under development by the Company entail an inherent risk that product liability claims will be asserted against the Company. Although the Company is insured against such risks up to a $5 million annual aggregate limit in connection with human clinical trials and commercial sales of its products under development, there can be no assurance that the Company's present product liability insurance is adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations and may prevent the Company from obtaining adequate product liability insurance in the future on commercially reasonable terms. In addition, there can be no assurance that product liability coverage will continue to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products developed by the Company. A product liability claim or recall would have a material adverse effect on the Company's business, financial condition and results of operations.

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

CONTROL BY EXISTING STOCKHOLDERS
As of March 31, 1997 the Company's officers, directors and principal stockholders, and certain of their affiliates beneficially owned approximately 50% of the Company's outstanding Common Stock. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. Additionally, these stockholders will have significant influence over major corporate transactions as well as the election of directors of the Company and control over board decisions.

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

SHARES ELIGIBLE FOR FUTURE SALE
As of March 31, 1997, 10,054,386 shares of the Company's common stock were outstanding. Virtually all of these outstanding shares are currently available for resale without restriction. In addition, as of March 31, 1997, there were outstanding options to purchase a total of approximately 1,120,518 shares of the Company's common stock under the stock option plans of the Company. Sale of substantial amounts of such shares in the public market or the prospect of such sales could adversely affect the market price of the Company's common stock.

ANTI-TAKEOVER PROVISIONS
The ability of the Board of Directors of the Company to issue shares of Preferred Stock without stockholder approval and a stockholder rights plan adopted by the Company may, alone or in combination, have certain anti-takeover effects. The Company also is subject to provisions of the Delaware General Corporation Law which may make certain business combinations more difficult.

PART II.   OTHER INFORMATION

      Item 1. Legal Proceedings.  None

      Item 2. Changes in Securities.

      On November 11, 1996, Pharmacyclics sold 580,000 shares of unregistered common stock to a single purchaser in a private placement. The shares were sold at a price of $14.00 per share and no commissions were paid on the transaction. On February 21, 1997, Pharmacyclics sold 862,468 shares of unregistered common stock to four purchasers in a private placement. The shares were sold at $19.05 per share and no commission was paid on the transaction. The Company filed a registration statement covering resales of the shares issued, on Form S-3 for both private placements, which was declared effective on April 22, 1997.

      Item 3. Defaults Upon Senior Securities.  None

      Item 4. Submission of Matters to Vote of Security holders.  None

      Item 5. Other information.  None

      Item 6. Exhibits and Reports on Form 8-K.

           a. Exhibits

              Exhibit 11.1 - "Computation of Net Loss Per Share" is attached hereto.
              Exhibit 27   - Financial Data Schedule.

           b. Reports on Form 8-K.  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHARMACYCLICS, INC.
                                        (Registrant)




Date:      May 1, 1997         By: /s/ Dr. Richard A. Miller
                                   -------------------------------------------
                                    Dr. Richard A. Miller
                                    President and Chief Executive Officer




Date:      May 1, 1997         By: /s/ Cheryl B. Jaszewski
                                   -------------------------------------------
                                    Cheryl B. Jaszewski
                                    Vice President, Finance and Administration

                                  EXHIBIT INDEX


Exhibit
  No.
  ---


11.1       Computation of Net Loss Per Share
27.1       Financial Data Schedule