Form 10-K
period 1997-06-30
PHARMACYCLICS INC
filed 1997-09-24
CIK 949699

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-27066

                              PHARMACYCLICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-3148201
(STATE OR OTHER JURISDICTION OF INCORPORATION       (IRS EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

 995 E. ARQUES AVENUE, SUNNYVALE, CALIFORNIA                    94086-4521
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 774-0330

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                     NONE                                          NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.0001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of July 31, 1997, was approximately $98,202,672 based on the closing price of the Common Stock of the Registrant as reported on the NASDAQ National Market on such date. The number of outstanding shares of the Registrant's Common Stock as of July 31, 1997 was 10,109,850.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated by reference into Part III of this Form 10-K: the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders scheduled to be held on December 17, 1997.
================================================================================

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                         ------
                                            PART I

Item 1.      Business...................................................................    2
Item 2.      Properties.................................................................   26
Item 3.      Legal Proceedings..........................................................   26
Item 4.      Submission of Matters to a Vote of Security-Holders........................   26

                                            PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......   27
Item 6.      Selected Financial Data....................................................   28
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................   28
Item 8.      Financial Statements and Supplementary Data................................   32
Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial
             Disclosure.................................................................   48

                                           PART III

Item 10.     Directors and Executive Officers of the Registrant.........................   49
Item 11.     Executive Compensation.....................................................   49
Item 12.     Security Ownership of Certain Beneficial Owners and Management.............   49
Item 13.     Certain Relationships and Related Transactions.............................   49

                                            PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K.............   50

                                     PART I

  ITEM 1. BUSINESS

     Pharmacyclics, Inc. ("Pharmacyclics" or the "Company") is developing patented pharmaceutical products designed to improve radiation and chemotherapy of cancer, and to enable or improve the photodynamic therapy of certain cancers and atherosclerotic cardiovascular disease. These products address significant market opportunities and are intended to enhance existing medical procedures and improve the ability of physicians to treat or manage life-threatening and serious conditions. Such products are derived primarily from Pharmacyclics' platform technology [for] designing and synthesizing energy-potentiating drugs, which capture and focus energy to achieve specific therapeutic effects.

     The Company's proprietary agents, called "texaphyrins," are small, ring-shaped molecules that localize in cancer cells and atherosclerotic plaque where they can be exposed to forms of energy that activate the molecules to eliminate diseased tissue. The physical and chemical characteristics of the texaphyrin molecules are determined both by insertion of a metal ion into the ring and the form of energy applied to activate the molecule. For example, texaphyrins can be synthesized to focus and transform X-ray, chemical or light energy into other forms of energy capable of producing localized destruction of diseased tissue. This forms the basis for the use of texaphyrins as radiation sensitizers, chemosensitizers and photosensitizers. One such molecule, Gadolinium Texaphyrin ("Gd-Tex"), is being developed for use as a radiation sensitizer and chemosensitizer, while a second, Lutetium Texaphyrin ("Lu-Tex"), is being developed as a photosensitizing agent for use in photodynamic therapy. Gd-Tex has completed Phase I testing and is now in a multicenter Phase I/II clinical trial as a radiation sensitizer to improve the efficacy and safety of radiation therapy of certain cancers. Gd-Tex is also being developed to potentiate the activity of certain cancer chemotherapy drugs. Lu-Tex is in multicenter Phase II clinical testing to evaluate its safety and efficacy in the treatment of recurrent breast cancers that are accessible to illumination by externally applied light. The Company has filed an Investigational New Drug application ("IND") for ANTRIN(TM), a lutetium texaphyrin drug used in the photoangioplasty of atherosclerotic cardiovascular disease, and plans to initiate a Phase I study in patients with peripheral vascular disease.

     The Company's strategy is to apply its energy-potentiating drug technology to develop a diverse product portfolio. Pharmacyclics is leveraging its core technology and products by establishing relationships with third parties intended to augment its research and development activities and to provide manufacturing capacity and sales and marketing capabilities. To date, the Company has retained worldwide marketing rights for its therapeutic products. The Company also dedicates significant resources to build and protect its intellectual property rights in the United States ("U.S.") and abroad.

ACHIEVEMENTS DURING FISCAL 1997

     - Continued multicenter Phase I/II clinical trial with Gd-Tex radiosensitizer for brain metastases and reported interim results at American Society of Clinical Oncology ("ASCO").

     - Completed Phase I clinical trial with Lu-Tex for treatment of cancer and reported results at ASCO.

     - Initiated Phase II clinical trials of Lu-Tex for photodynamic treatment of recurrent breast cancer.

     - Selection of Gd-Tex and Lu-Tex for cooperative research and clinical development for multiple cancer indications by the National Cancer Institute ("NCI").

     - Filed IND for ANTRIN(TM), a lutetium texaphyrin drug, used in the photoangioplasty of atherosclerosis.

     - Strengthened financial position by completing two private placements of Common Stock totaling $24.4 million.

MARKET OVERVIEW

  Cancer

     Cancers result from the uncontrolled proliferation of cells that invade adjacent normal tissues and organs and interfere with their function. In some cases, cancer cells become dislodged from their primary site and spread, or metastasize, to other anatomic sites. Cancers can arise in almost any location in the body. In the U.S., there are approximately 1.3 million new cases of cancer per year and the incidence of cancer is increasing. Over seven million people in the U.S. today have been diagnosed with cancer, resulting in estimated annual direct and indirect medical costs of over $50 billion associated with the management of cancer. Selection of appropriate therapy depends on careful assessment of the size, location and existence of metastases of the tumor using diagnostic imaging procedures such as computerized tomography ("CT") and magnetic resonance imaging ("MRI").

     Once the extent of disease has been determined, cancer therapy typically includes some combination of surgery, radiation therapy and chemotherapy. Unfortunately, many tumors are not controlled with surgery because of their size, location or the presence of metastases. In these cases, radiation therapy or chemotherapy are frequently used. Radiation therapy is applied by physicians specializing in radiation oncology. There are approximately 3,000 such physicians based in 1,300 radiation treatment centers in the U.S. Chemotherapy is usually prescribed by one of the approximately 6,000 U.S. physicians who specialize in medical oncology.

     Chemotherapy and radiation therapy destroy both healthy and diseased cells and cause serious side effects because their cytotoxic effects are not adequately selective. In addition to searching for new treatment approaches, substantial research in cancer treatment has been directed toward improving the efficacy of existing therapy while reducing toxicity.

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

     Of the more than one million newly-diagnosed cancer patients each year in the U.S., an estimated 50% will be treated with radiation therapy as part of their initial disease management. This includes patients with cancers of the lung, breast, prostate, head and neck region and other anatomic sites. In addition, approximately 150,000 patients with persistent or recurrent disease also will receive radiation therapy. In total, approximately 700,000 patients receive radiation therapy for cancer each year in the U.S. Depending on the complexity and duration of treatment, a course of radiation therapy for cancer can cost between $10,000 and $25,000. While there currently are no approved radiation sensitizers, certain chemotherapy agents are frequently used off-label to increase the effectiveness of radiation therapy. However, the use of chemotherapy agents as radiation sensitizers is typically limited by lack of tumor localization and by systemic toxicity. Optimally, a radiation sensitizer should be safe, simple to administer to the patient and potentiate the effect of radiation at the tumor site and not the adjacent normal tissue.

     Chemotherapy of Cancer. In the U.S., more than 350,000 patients per year receive cytotoxic chemotherapy for treatment of many types of cancer. The effectiveness of chemotherapy agents usually is limited by their serious or life threatening side effects. These side effects often include nausea and vomiting, suppression of white blood cell and platelet counts, renal toxicity, pulmonary toxicity, neurotoxicity and cardiac toxicity. Chemotherapy drugs distribute throughout the body in normal tissues as well as in the tumor. The cytotoxic effect to normal tissues is dose-limiting for most of these drugs, resulting in a very narrow therapeutic margin. Many recent advances in medical oncology have resulted from the discovery of drugs that ameliorate the side effects of chemotherapy agents, such as anti-emetics and blood cell growth factors which allow for use of higher doses of chemotherapy. Chemosensitizers are drugs which potentiate the anti-tumor activity of cancer chemotherapy agents. Although certain chemosensitizers have been tested experimentally, no such agents are yet approved. Ideally, a chemosensitizer should be safe, simple to administer to the patient and potentiate the activity of the cytotoxic chemotherapy agent in the tumor but not in any normal tissues or organs, thereby increasing the therapeutic margin.

     Photodynamic Therapy ("PDT") for Cancer. Photodynamic therapy is an emerging cancer treatment based on the combined effects of visible light and a photosensitizing drug. Photosensitizers are activated by exposure to light of a specific wavelength. In this procedure, a photosensitizing agent which accumulates in tumors is injected into the patient. The tumor site is then illuminated with visible light of a particular energy and wavelength that is absorbed by the photosensitizer, creating excited-state oxygen molecules in those tissues in which the drug has localized. These molecules are highly reactive with cellular components and cause tumor cell death. Recently, the first photosensitizing agent was approved by the U.S. Food and Drug Administration ("FDA") for treatment of obstructing cancers of the esophagus.

     To date, photodynamic therapy has been restricted to treatment of superficial or small lesions because existing photosensitizers have been unable to absorb light of a wavelength capable of penetrating deeply into tissues. Other limitations of photosensitizers have included unfavorable biolocalization, prolonged retention in the body, skin phototoxicity and insolubility in water, complicating intravenous administration. In addition, some tumors, including malignant melanoma, contain pigments that have not allowed adequate penetration of light for photodynamic therapy.

     Optimally, a photosensitizer should accumulate selectively in tumors and be capable of activation by a wavelength of light that is able to penetrate through tissue, blood and darkly pigmented skin in order to treat larger or more deeply situated tumors. Ideally the treatment should be accomplished in a single outpatient visit. Other important features include safety, lack of skin phototoxicity and ease of administration of the agent to the patient.

  Atherosclerosis

     Atherosclerosis is a progressive and degenerative vascular disease in which cholesterol and other fatty materials are deposited in the walls of blood vessels, forming a build-up known as plaque. The accumulation of plaque narrows the interior of the blood vessels, thereby reducing blood flow. Atherosclerosis in the coronary arteries can lead to heart attack and death. In peripheral vessels, atherosclerosis can lead to decreased mobility, loss of function and other complications such as strokes. Current treatments for atherosclerosis include surgery and other techniques aimed at removing or relieving the plaque. Procedures utilizing intravascular devices to mechanically remove or compress the obstructing lesion include atherectomy and angioplasty, often with stent placement. These procedures are currently performed in the coronary arteries of more than 400,000 patients per year and in the peripheral vessels of more than 200,000 patients per year in the U.S. These procedures require the use of anticoagulant drugs and, although the use of stents has reduced the incidence of restenosis, have generally been limited to localized sections of the diseased vessel.

     The optimal interventional treatment for atherosclerosis should effectively eliminate atherosclerotic plaque without restenosis and without the need for anticoagulant drugs or stent placement. Because atherosclerosis is a diffuse disease, therapies which can be used over long segments of the affected vessel offer significant advantages over treatments limited to short segments of the vessel.

     Photoangioplasty of Atherosclerosis. Photoangioplasty to eliminate atherosclerotic plaque involves administration of a photosensitizing agent which accumulates in the plaque. The diseased site is then exposed to light delivered by an intravascular catheter containing an optical fiber. This approach may eliminate plaque without damage to the blood vessel lining, thereby potentially eliminating the need for anticoagulants and reducing the frequency of restenosis. The Company believes that the use of photoangioplasty for atherosclerosis has previously been limited because current photosensitizers lack both adequate tissue selectivity and the ability to absorb light that is capable of penetrating through blood. The ideal photosensitizer should localize in atherosclerotic plaque and be readily activated by light capable of penetrating through blood to reach the drug.

  Diagnostic Imaging Agents

     Because the most common cancers originate and spread within the chest, abdomen or pelvis, the greatest need for MRI contrast agents is for imaging of these areas. These sites are generally difficult to image because of the presence of juxtaposed or overlapping organs. The tortuous pathway and unpredictable position of the stomach, small intestine and large intestine, in addition to their being fluid-filled, often makes it difficult to distinguish such organs from cancers, abscesses or other inflammatory processes in an MRI scan. Thus, the development of oral MRI contrast agents capable of definitively marking the gastrointestinal tract could improve the diagnostic quality of scans of the abdomen and pelvis. Just as oral X-ray contrast agents currently are used in nearly all CT scans of the abdomen and pelvis, the Company believes that, as they become available, oral MRI contrast agents will be increasingly used in MRI scans of those areas. Improvements in diagnostic certainty resulting from image enhancement may reduce the need for repeat scanning of patients or other diagnostic tests, and, by permitting faster scanning and increased patient throughput, reduce the cost of an MRI scan.

  Other Markets

     The Company is also evaluating a lutetium texaphyrin drug for photodynamic therapy of age-related macular degeneration, an eye disease affecting the retina that is a leading cause of blindness in the U.S. The Company also has prepared and tested topical formulations of lutetium texaphyrins for various applications in dermatology. These applications are currently being studied in animal models.

PHARMACYCLICS' BUSINESS STRATEGY

     Pharmacyclics' products are designed to address significant market opportunities in the treatment of certain cancers and atherosclerosis. The key elements of the Company's business strategy include:

 Developing therapeutic products that address large markets for the treatment of cancer and atherosclerosis.

     The Company's therapeutic products under development are designed to improve radiation therapy, chemotherapy and photodynamic therapy for the treatment of certain cancers and atherosclerosis. The Company's initial therapeutic product focus has been on treatments for life-threatening cancers, where the Company believes its products may offer measurable improvements in patient outcomes. This strategy is intended to reduce the time required to achieve regulatory approval, and achieve both substantial market penetration and favorable pricing of these products.

 Applying platform technology for energy-potentiating drugs to develop a diverse product portfolio.

     Each of the Company's therapeutic products under development incorporates one of a series of metal ions within a proprietary ring-shaped molecule called a texaphyrin. These molecules selectively localize in the body and are capable of harnessing forms of energy used in a variety of medical applications. The Company has leveraged its expertise and proprietary position in energy-potentiating drugs to develop a diverse product portfolio. Using a series of different metals which may be incorporated into texaphyrins to enable the molecule to capture and focus different types of energy, the Company has created several product opportunities based on similar chemical synthesis, manufacturing and product development activities.

 Designing products that enhance existing medical procedures and are simple and practical to use.

     The Company's products under development are designed to improve the ability of physicians to treat or manage life-threatening or serious conditions. These products are designed to enhance existing procedures and should result in accelerated product adoption. For example, the Gd-Tex radiation sensitizer and chemosensitizer are each designed to be used in conjunction with standard radiation therapy and chemotherapy procedures; and the Lu-Tex photosensitizer for cancer therapy is designed to be given by rapid intravenous infusion, whereupon tumors can be exposed to light within a few hours.

  Leveraging core technology through collaborative relationships.

     The Company is leveraging its proprietary core technology through collaborative relationships that strengthen its basic research capabilities and provide manufacturing and marketing capacity, enabling the Company to focus on the development of new products addressing substantial markets in the areas of therapeutics for cancer and atherosclerosis. Consistent with this strategy, the Company is building a series of relationships with third parties to augment its research and development activities and to provide manufacturing, sales and marketing capabilities. The Company has utilized a Sponsored Research Agreement with The University of Texas ("UT") at Austin for continued research and development of its texaphyrin technology. The NCI has selected Gd-Tex and Lu-Tex for clinical development under a cooperative research and development agreement with the Company. NCI will sponsor clinical studies with Gd-Tex and Lu-Tex at leading medical centers. For production of its texaphyrin products, the Company has entered into a process development and supply agreement with Hoechst Celanese Corporation ("Celanese"), a manufacturer of chemicals and pharmaceutical intermediates. To date, the Company has retained worldwide marketing rights for its therapeutic products. For its oral MRI contrast agent, GADOLITE(R) Oral Suspension ("GADOLITE"), the Company has entered into a manufacturing and supply agreement with Glaxo Wellcome ("Glaxo") and a sales and distribution agreement with E-Z-EM, Inc. ("E-Z-EM"), a leading worldwide distributor of oral contrast agents.

  Expanding and protecting proprietary technology and products.

     Since its inception, the Company has dedicated significant resources to protect its intellectual property. In the U.S., the Company owns or has exclusive rights to 46 issued patents, six allowed patent applications and 24 pending patent applications covering various aspects of its core technology and products under development. Outside the U.S., the Company is the owner or exclusive licensee of five corresponding patents and 63 pending counterpart patent applications. The Company intends to continue to protect its intellectual property through additional patent filings and maintenance and enforcement of its existing portfolio.

PHARMACYCLICS' TECHNOLOGY

     The Company's energy-potentiating drugs under development are derived from its expertise in biometallic chemistry and expanded porphyrins, such as the proprietary texaphyrin molecules developed by the Company and its academic collaborators. In nature, porphyrins such as heme or chlorophyll bind metals, transport ions and transform energy. In living organisms, porphyrins localize primarily to tissues or organs responsible for energy production, metabolism or transport functions. Based on their ability to capture and focus medically useful forms of energy, Pharmacyclics and its collaborators have designed and synthesized porphyrins to perform specific functions in a number of medical applications. The expanded porphyrins being developed by the Company consist primarily of its proprietary texaphyrin molecules. Texaphyrins can be synthesized to focus and transform X-ray, chemical or light energy into other forms of energy capable of producing localized destruction of diseased tissue. This forms the basis for the use of texaphyrins as radiation sensitizers, chemosensitizers and photosensitizers.

     In contrast to naturally occurring porphyrins, synthetic texaphyrins have a larger central binding ring, which makes possible the stable binding of a variety of lanthanide metals such as gadolinium, lutetium, europium and dysprosium. The physical and chemical characteristics and product application of the texaphyrin molecules are determined by the type of metal inserted into the ring and the form of energy applied to activate the molecule.

     Metal ions act as natural catalysts for a number of biochemical processes. The binding of metal ions by texaphyrins is unique in that the metal is held near or within the plane of the molecule. This type of binding allows the metal to interact freely with adjacent molecules while still being retained within the texaphyrin structure. As a result of this metal binding configuration, texaphyrins can be engineered to capture and focus a variety of energy forms, including capture of high energy chemical species such as free radicals.

     As is the case for naturally occurring porphyrins, texaphyrins accumulate in those areas of the body where substantial energy usage or metabolism occurs, such as in cancer cells and the tissues of atherosclerotic plaque. This selectivity for particular cell types provides the basis for the Company's approach to the treatment of certain cancers and atherosclerosis. Once localized, these small molecules can be excited with the appropriate energy form to activate their therapeutic effects.

PRODUCTS UNDER DEVELOPMENT

     Pharmaceutics is pursuing the development of products based on its platform technology for designing and synthesizing energy-potentiating drugs, and the ability of its proprietary texaphyrin molecules to localize in diseased tissues such as cancer and atherosclerosis. The Company is developing the following product candidates:

      PRODUCT                    INDICATION                         STATUS(1)               COLLABORATORS(2)
--------------------    -----------------------------    -------------------------------    -----------------
    CANCER THERAPY
       Gd-Tex               Radiation sensitizer              Phase I/II for brain          Marketing rights
                         for radiation therapy of a                metastases                   retained
                             variety of cancers
       Gd-Tex                Chemosensitizer for                   Preclinical              Marketing rights
                          chemotherapy of a variety                                             retained
                                 of cancers
       Lu-Tex                Photosensitizer for         Multicenter Phase II for breast    Marketing rights
                          photodynamic therapy of a                  cancer                     retained
                             variety of cancers
  ATHEROSCLEROSIS
      THERAPY

     ANTRIN(TM)              Photosensitizer for                    IND Filed               Marketing rights
                             photoangioplasty of                                                retained
                               atherosclerosis
 DIAGNOSTIC IMAGING
      GADOLITE                Oral MRI contrast          FDA Approvable letter received       E-Z-EM holds
                            agent for abdomen and                     12/96                   European and
                                   pelvis                                                    North American
                                                                                            marketing rights

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

(2) The Company has entered into a process development and supply agreement with Celanese for the clinical and commercial supply of its texaphyrin products. There can be no assurance that the Company will not in the future enter into licensing agreements with third parties for the marketing of its products under development. The Company has entered into a process development and supply agreement with Glaxo for the commercial supply of GADOLITE.

  CANCER THERAPY

     Gd-Tex for Radiation Sensitization of Cancer

     Radiation therapy is based upon the sensitivity of cancer cells exposed to relatively high dosages of externally applied radiation. Generally, however, such radiation has toxic effects on healthy tissues surrounding the tumor because the energy is not adequately targeted. Radiation sensitizers are agents that increase the cytotoxic effects of radiation. The Company's preclinical studies indicate that texaphyrins can increase the effect of radiation therapy by absorbing free electrons generated during irradiation of tissues. Free electron absorption by Gd-Tex results in formation of relatively long-lived texaphyrin and other free radicals capable of destroying intracellular DNA molecules. In addition to these physicochemical properties of Gd-Tex, its propensity to localize selectively in cancer cells confers additional advantages as a radiation sensitizer since this effect is localized to the tumor. Gd-Tex uptake in tumors occurs within minutes and persists for hours. Preclinical studies also indicate that Gd-Tex enhances radiation-induced killing of various human and animal cancer cells. Animals receiving Gd-Tex in conjunction with radiation therapy had enhanced tumor response and survival rates as compared to the control group receiving equivalent dosages of radiation therapy alone. Preclinical studies further indicate that Gd-Tex increases the effect of radiation therapy at the tumor site but does not increase radiation damage to normal tissues. Another advantage of the Gd-Tex molecule is that its unique properties allow it to be detected by MRI, thereby facilitating assessment of its biolocalization in patients.

     The Company initially intends to seek FDA approval of Gd-Tex for treatment of patients with brain metastases. Brain metastases occur in up to 20% of all cancer patients and are typically treated with radiation therapy. Radiation therapy for treatment of brain metastases is performed on approximately 200,000 patients per year in the U.S. The Company believes that Gd-Tex could be used in many other tumor types and clinical situations requiring radiation therapy.

     Clinical Status. The Company has completed Phase I testing of Gd-Tex in 41 patients with advanced cancer receiving radiation therapy in a study designed to determine the maximally-tolerated single dose ("MTD") of the drug. Reversible renal toxicity was observed at 25 umol/kg, a dose significantly exceeding that which is expected to produce a radiation sensitization effect. Biolocalization of Gd-Tex in lung cancer, breast cancer and sarcomas has been confirmed using MRI. The Company is conducting an international multicenter Phase I/II clinical trial to evaluate the safety and efficacy of Gd-Tex in cancer patients receiving radiation therapy for treatment of brain metastases. In this dose escalation study, an intravenous dose of Gd-Tex is administered prior to each radiation treatment. Interim study results on the initial 28 patients enrolled in the study were presented in May 1997 at the meeting of ASCO. The majority of patients (86%) had lung or breast cancer primary tumors with multiple metastases to the brain. No serious drug-related toxicities were recorded in any of the 28 patients. MRI scanning was used to confirm that Gd-Tex accumulated selectively in the tumors and not in adjacent normal brain. The study is continuing to enroll patients.

     Gd-Tex for Chemosensitization of Cancer

     The Company is conducting preclinical studies with Gd-Tex as a chemosensitizer for use in conjunction with certain cytotoxic chemotherapy agents. Cytotoxic chemotherapy destroys cancer cells by interfering with their metabolism, protein synthesis or cell division. Generally, however, the damaging effects of cancer chemotherapy agents are not restricted to the tumor. Because these agents are not tissue-selective, cancer chemotherapy agents produce serious or life-threatening side effects which compromise quality of life and increase the cost of management of patients with cancer. Preclinical studies conducted by the Company and its collaborators indicate that Gd-Tex increases the activity of certain chemotherapy agents in tumors. This effect is believed to be related to Gd-Tex's ability to stabilize cytotoxic free radicals produced by certain chemotherapy agents, such as doxorubicin and bleomycin. Gd-Tex's selective uptake in tumors potentiates the activity of cancer chemotherapy agents in tumor cells but not in normal tissues, thereby increasing the therapeutic margin. In preclinical studies, animals receiving Gd-Tex and chemotherapy with either bleomycin or doxorubicin had enhanced tumor responses and survival rates as compared to control groups receiving equivalent doses of chemotherapy alone.

     Lu-Tex for Photodynamic Therapy of Cancer

     Photodynamic therapy is a minimally invasive treatment modality in which a photosensitizing drug that localizes to diseased tissue is injected into the body and then activated with light. To date, photodynamic therapy has been restricted to the treatment of superficial or small lesions because existing photosensitizers have been unable to absorb light capable of penetrating deeply into tissues. Lu-Tex is activated by light of 720-760 nanometers, wavelengths that are optimal for penetrating through tissue, blood and skin pigmentation such as melanin. After absorbing light of this wavelength, Lu-Tex becomes activated to a higher energy state capable of generating cytotoxic singlet oxygen molecules. Preclinical studies conducted by the Company indicate that Lu-Tex localizes to a variety of cancers. Lu-Tex is a synthetic, well-characterized molecule that is water soluble and is relatively rapidly cleared from the body, reducing potential toxicity. Because of its relatively rapid clearance from normal tissue, it is possible to illuminate the tumors within a few hours of drug administration, providing an advantage over current photodynamic therapies.

     The Company intends to seek initial FDA approval for the use of Lu-Tex in photodynamic therapy for patients with invasive surface cancers that are accessible to externally applied light, such as recurrent breast cancer (involving the skin or subcutaneous tissue) and melanoma. These diseases may affect more than 50,000 patients per year in the U.S. Additional indications for the use of Lu-Tex include internal cancers such as cancer of the lung, breast, esophagus, colon, rectum, prostate, head and neck region and genitourinary tract.

     Clinical Status. The Company presented results from its completed Phase I clinical trial of the photosensitizer Lu-Tex for the photodynamic treatment of advanced local or metastatic cancer at the meeting of ASCO in May 1997. Lu-Tex was administered to patients with tumors accessible to externally applied light. Of the 35 patients enrolled in the dose escalation study, 16 had breast cancer, seven had melanoma, and 12 had other types of tumors. Patients received a rapid intravenous injection of Lu-Tex, followed three to eight hours later by illumination of the tumors with light. Within the treated group, 73 breast cancer lesions were evaluated, with a total response rate of 64%, comprised of a 46% complete response (defined as complete disappearance of the tumor), and 18% partial response (defined as greater than 50% reduction in tumor size). Among melanoma patients, 45 lesions were evaluated; a complete response was achieved in 29% and a partial response was achieved in 20%, for a total response rate of 49%. A drug dose response effect was noted. Nineteen lesions were evaluated in six patients treated at the MTD. Fifteen of the lesions underwent a complete response and two achieved a partial response. The overall patient response rate, determined by evaluating the response of all the treated lesions in each patient, was 50% with 17% complete and 33% partial responses. Of the six patients treated at the MTD, four had a complete response and one had a partial response. The dose-limiting toxicity was evidenced by pain at the treatment site during light illumination, which occurred at the highest doses administered. Also, at the highest dosage some patients experienced dysesthesia (burning or numbness) in areas exposed to light, such as the fingertips. There were no systemic toxicities and no significant skin phototoxicities. The responses observed in melanoma patients are of particular interest because other photosensitizers have failed to be effective in that tumor. Melanoma cells contain the pigment melanin, which, except for light of 720-760 nanometers, prevents light from penetrating into tissue where it can activate the photosensitizer. Furthermore, Lu-Tex's ability to be activated by light of such wavelengths suggests that it could be possible to treat people with darkly pigmented skin. Lu-Tex is currently undergoing testing in Phase II trials in patients with recurrent breast cancer to the chest wall. It is expected that Phase II trials in recurrent melanoma will begin in 1997.

  ATHEROSCLEROSIS THERAPY

     ANTRIN(TM) for Photoangioplasty of Atherosclerosis

     Animal studies conducted by the Company and its collaborators have demonstrated that texaphyrins localize to atherosclerotic plaque. During the Company's Phase I clinical study with Gd-Tex, localization in atherosclerosis in human aortas was confirmed using MRI. Animal studies have also indicated that following intravenous administration of ANTRIN(TM), a lutetium texaphyrin drug, intravascular exposure of atherosclerotic plaque to 732-nanometer light delivered through a catheter resulted in elimination of the lesions without damage to the endothelium using a technique called photoangioplasty. The Company believes that these results suggest that photoangioplasty of atherosclerosis with ANTRIN(TM) has the potential to eliminate plaque without complications such as thrombosis and restenosis, which are associated with balloon angioplasty, atherectomy and other traditional techniques. These animal studies have also shown that photoangioplasty of atherosclerosis with ANTRIN(TM) could be used to treat diffuse atherosclerosis over long segments of blood vessels, which is not possible with other techniques. These results further confirm that ANTRIN(TM) is activated by light capable of penetrating through blood, circumventing a barrier that has prevented the successful use of other photosensitizers for cardiovascular applications. ANTRIN(TM) selectivity for plaque and relatively rapid clearance from blood provide advantages for its application in the treatment of atherosclerosis. The Company has filed an IND with the cardio/renal division of the FDA for the use of ANTRIN(TM) in the photoangioplasty of peripheral arterial disease.

  DIAGNOSTIC IMAGING AGENT

     The Company's oral MRI contrast agent, GADOLITE, is based on a patented compound and is used for imaging the gastrointestinal tract in patients undergoing MRI procedures of the abdomen or the pelvis. GADOLITE contains gadolinium sodium aluminosilicate suspended in an aqueous, orange-flavored oral formulation designed to fill the bowel uniformly. The Company's clinical studies indicate that orally administered GADOLITE is nontoxic and is not systemically absorbed.

     Clinical Status. The Company's Phase I and II human clinical trials indicate that GADOLITE is well tolerated, safe and not absorbed from the human gastrointestinal tract. The Company has conducted two pivotal multicenter controlled Phase III studies in patients receiving MRI scans for known or suspected diseases of the abdomen or pelvis. A total of 284 patients received GADOLITE in those studies, which were completed in March 1995. The Company's analysis of data from these studies confirmed the safety, tolerability and lack of absorption of GADOLITE, and indicated that it significantly reduced diagnostic uncertainty when comparing MRI scans performed with GADOLITE to those without GADOLITE. The Company believes that these trials establish that GADOLITE improves the ability to distinguish the gastrointestinal tract from adjacent anatomic or pathologic structures and thereby assists in the detection or diagnosis of abnormalities in the abdomen or pelvis. The Company believes that by reducing diagnostic uncertainty, GADOLITE will lessen the need for repeated exams and other more invasive diagnostic tests, thereby reducing costs. The Company submitted a New Drug Application ("NDA") to the FDA in September 1995 to market this product in the U.S. and received an "approvable" letter in December 1996 requiring the Company to conduct additional product manufacturing and stability studies. The studies are underway. In 1996, the Company received approval from the Medicines Control Agency to market GADOLITE in the United Kingdom ("UK"). Product launch in the UK has not yet occurred, however.

  OTHER PHOTODYNAMIC THERAPY APPLICATIONS

     The Company is evaluating other lutetium texaphyrin drugs for photodynamic therapy of age-related macular degeneration, a retinal eye disease that is a leading cause of blindness in the U.S. The Company has also prepared topical formulations of lutetium texaphyrin drugs for various applications in dermatology. These applications are being studied in animal models.

COLLABORATIVE RELATIONSHIPS

     The Company has maintained a focus on its core technology in energy-potentiating drugs and has utilized relationships with third parties for research, clinical development, process development, manufacturing, sales and marketing. In the photodynamic therapy field, the Company has used outside collaborations for development of light production and delivery devices for use in preclinical and clinical trials while focusing on development of its proprietary photosensitizing drug. The Company has established alliances and intends to pursue additional alliances, with companies for late stage product development, manufacturing, sales, marketing and distribution of certain of its products. To date, the Company has retained worldwide marketing rights to its therapeutic products.

     The University of Texas Agreements. The Company collaborates with and sponsors research and development programs at a number of academic institutions, including UT at Austin, through a group under the direction of Jonathan Sessler, Ph.D., Professor of Chemistry at UT, to extend its research capabilities in the field of expanded porphyrin chemistry. The Company has entered into two license agreements with UT that grant the Company the worldwide, exclusive right to patents or patent applications that relate to or result from (i) research conducted at UT Austin on the use, development and syntheses of expanded porphyrin molecules, and (ii) research conducted at UT Dallas on the incorporation of paramagnetic metals into zeolites for use as MRI contrast agents. These agreements require the Company to pay royalties as a percentage of net sales to UT for products incorporating the licensed technology, including each of the Company's current product candidates. In addition, the Company and UT have entered into sponsored research agreements which expand the products, inventions and discoveries developed by UT to which the Company's license rights apply.

     In connection with the UT license agreements, the Company also entered into a license agreement with Stuart W. Young, M.D., a co-inventor of GADOLITE, pursuant to which the Company has been granted an exclusive royalty-bearing license to manufacture, use and sell certain products that fall within the scope of the UT Dallas license agreement.

     National Cancer Institute Collaboration. The Decision Network Committee of the NCI Division of Cancer Treatment, Diagnosis and Centers voted unanimously to sponsor and fund clinical development of both Gd-Tex as a radiation sensitizer and Lu-Tex as a photosensitizer for cancer treatment. This cooperative research and development agreement ("CRADA") provides for NCI and the Company to jointly select clinical trials which will be conducted at leading medical centers for various types of cancer. For Gd-Tex, several clinical trials are planned for treatment of brain tumors, head and neck cancers, and cancers involving the lung, pancreas and prostate. Solicitation letters requesting clinical proposals have been distributed by NCI and responses to these proposals are under review by the Company and NCI. For Lu-Tex, clinical trials for treatment of bladder cancer and ovarian cancer are now under consideration. The Company believes that these NCI-sponsored trials will supplement its own clinical development efforts for both Gd-Tex and Lu-Tex.

     Hoechst Celanese Agreement. In October 1995, the Company entered into a memorandum of understanding and in September 1996 finalized a definitive agreement with Celanese, a manufacturer of chemicals and pharmaceutical intermediates, for the process optimization, scale-up and clinical and worldwide commercial supply of Gd-Tex and Lu-Tex. Under the terms of the agreement, Celanese is obligated to supply drug substance for clinical and commercial use. There can be no assurance that Celanese will deliver bulk-drug substance for Gd-Tex or Lu-Tex on a timely or commercially attractive basis to the Company.

     Photodynamic Therapy Light Production and Delivery Devices. The Company has collaborated with Coherent, Inc. ("Coherent") and Laserscope, Inc. ("Laserscope") for the development of lasers that produce 732 nanometer light for use in photodynamic therapy studies. These lasers and light delivery devices have been acquired and are used in ongoing studies. Coherent participated with the Company in the filing of regulatory documents required for conducting the Company's Phase I clinical trials. The Company has purchased from Quantum Devices, Inc. ("Quantum") light-emitting diode ("LED") devices capable of producing the required wavelength of light for use in photodynamic therapy with Lu-Tex. The Company has used LED devices in preclinical animal studies and Phase II trials. In addition, the Company has acquired from Rare Earth Medical, Inc. ("REM") cylindrically diffusing light fibers for animal studies and for use in Phase I studies in cardiovascular disease. In fiscal 1997, the Company entered into an Initial Development Agreement under which Pharmacyclics engaged Applied Optronics Corporation ("AO") to develop a 732 nanometer diode laser. This type of development is expected to provide a basis for the development of a laser diode medical system, which will supplant the more complex and costly dye laser systems currently used in photodynamic therapy programs. Devices from other diode laser companies will be evaluated and further strategic collaborations for the actual manufacture of laser diode medical systems may be entered into by Pharmacyclics.

     Glaxo Wellcome Supply Agreement. The Company entered into a supply agreement with Glaxo under which Glaxo has agreed to manufacture clinical and commercial quantities of GADOLITE. Pursuant to the agreement, Glaxo agreed to manufacture and the Company agreed to purchase certain minimum annual quantities of GADOLITE. In addition, the Company is obligated to make certain payments upon Glaxo's achievement of certain process development, quality assurance and supply validation milestones. The agreement has a five-year term and is subject to earlier termination in the event of breach, if the NDA for GADOLITE is not approved by the FDA on or prior to January 1, 1998 or if GADOLITE is otherwise not commercialized. See Note 6 of "Notes to Financial Statements."

     E-Z-EM Marketing, Sales and Distribution Arrangement. The Company has entered into an agreement with E-Z-EM, a leading manufacturer and worldwide distributor of oral contrast agents and other products for use in gastrointestinal radiology, for the exclusive marketing and sale of GADOLITE in the U.S., Canada and Mexico. During fiscal 1997, an additional agreement was signed with E-Z-EM's affiliate, E-Z-EM, Ltd., for marketing, sales and distribution in Europe. The Company and E-Z-EM will share equally in the operating profits from the sale of GADOLITE, and the Company may also receive premium payments based upon product sales if certain unit sales levels are achieved. During the term of the agreement, E-Z-EM is prohibited from distributing products that are directly competitive with GADOLITE, except for products that have been or currently are being developed by E-Z-EM and contain certain specified chemical compounds. The agreement may be terminated by E-Z-EM at any time upon six months' notice.

     Cook Agreement. The Company has non-exclusively licensed to Cook, Inc. ("Cook"), a leading provider of catheter products, technology to produce MRI-detectable materials for catheters. Under the terms of this agreement, the Company will receive royalties based on a percentage of net sales of products utilizing its proprietary technology. The Company intends to license this technology to additional catheter and medical device companies.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company seeks to protect its proprietary position by, among other methods, continuing to file U.S. and foreign patent applications with respect to technology that is important to the development of its business. The Company plans to aggressively prosecute and defend its patent applications, issued patents and proprietary information. The Company owns or has exclusive rights to 46 issued U.S. patents (many of which include composition of matter claims relating to a number of Pharmacyclics' compounds), six allowed patent applications and 24 pending patent applications. The Company is also the owner or the exclusive licensee of two counterpart patents issued in Australia, two counterpart patents issued in Europe, one counterpart patent issued in New Zealand and 63 pending counterpart patent applications in Europe, Japan and certain other countries. Many of these applications were filed through the Patent Cooperation Treaty and the European Patent Office and preserve for the Company the right to file applications in individual countries. The issued U.S. patents expire between 2009 and 2014. All of the patents and patent applications not owned by the Company have been licensed to it pursuant to its agreements with UT or the agreement with Dr. Young.

     Patent applications in the U.S. are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period of time after filing. Publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries and related patent applications, and the large number of patents and applications and the fluid state of the Company's development activities make comprehensive patent searches and analysis impractical or not cost-effective. As a result, the Company has not made patent or publication searches in the U.S. or in foreign countries to determine whether materials, processes or designs used by it or its potential products infringe or will infringe existing patents or foreign patent applications available to the public. Because of the number of patents issued and patent applications filed relating to biometallic and expanded porphyrin chemistries, Pharmacyclics believes there is a significant risk that current and potential competitors and other third parties have filed or in the future will file applications for, or have received or in the future will receive, patents and will obtain additional proprietary rights relating to materials or processes used or proposed to be used by the Company. In the event that any relevant claims of third party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company, or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to the Company or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company.

     The Company is aware of several U.S. patents owned by or licensed to Schering AG ("Schering") that relate to the use of agents that enhance MRI scans. The Company has obtained advice of special patent counsel that the technologies employed by the Company for its imaging product under development do not infringe the claims of such patents. A determination of the infringement of any such patents by any Company product having image-enhancing properties could have a material adverse effect on the Company's business. There can be no assurance that Schering will not seek to assert such patent rights against the Company, which would result in significant legal costs and require substantial management resources. Schering has sent communications to the Company suggesting that GADOLITE may infringe certain of such Schering patents. The Company is aware that Schering has asserted such rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering with respect to one or more such patents. There can be no assurance that the Company would be able to obtain a license from Schering, if required, on commercially reasonable terms, if at all.

     The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. It is the Company's policy to require its employees, consultants and advisors to execute appropriate confidentiality and assignment-of-inventions agreements in connection with their employment, consulting or advisory relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances, and in the case of employees, provide that all inventions attributable to the individual during such employment shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

MANUFACTURING

     Pharmacyclics currently uses third-party manufacturers for producing various components of the products being developed by the Company. Except for the components covered in the agreements with Celanese and Glaxo described above, manufacturers supplying materials to the Company do not currently have the ability to provide commercial quantities for the Company's intended products. Prior to any regulatory approval of the Company's products, the Company intends to negotiate supply agreements with additional manufacturers who will have the ability to manufacture, fill, label and package such additional necessary materials prior to commercial introduction of its products. There can be no assurance that the Company will be able to enter into supply agreements other than the Celanese and Glaxo agreements on commercially acceptable terms or with manufacturers who will be able to deliver supplies in appropriate quantity and quality to meet commercial demand. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products and thus on the ability to commercialize products.

     The Company is currently purchasing light delivery devices from Laserscope, Quantum, AO and REM. In addition, the Company may seek other suppliers of light delivery devices, although there can be no assurance that any agreements will be reached with such suppliers on terms commercially reasonable to the Company, if at all. There also can be no assurance that these devices will be available for commercial use or that regulatory approval for such devices will be obtained.

COMPETITION

     The development of therapeutic and diagnostic agents for human diseases is intensely competitive. Many different approaches are being developed or have already been adopted into routine use for the management of diseases targeted by the Company.

     Although there are currently no FDA-approved radiation sensitizers or chemosensitizers, the Company expects significant competition in these fields, as the Company believes that one or more companies may be developing and testing products which compete directly with the products being developed by the Company. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than Gd-Tex or that would render the Company's products or technologies obsolete. Moreover, certain existing chemotherapy agents also are used as radiation sensitizers.

     Photofrin(R), a photosensitizer developed by QLT Phototherapeutics, Inc. ("QLT"), has been approved by the FDA for treatment of obstructive cancer of the esophagus. Photofrin has also received marketing approval in Japan, Canada and certain European countries for various disease indications. The Company is aware of several other photosensitizers in various stages of development for a number of indications. In addition to

QLT, other companies developing products in this area include Dusa Pharmaceuticals, Inc., Nippon Petrochemical, Scotia and PDT, Inc. Some companies developing photodynamic therapy products are developing specialized light delivery devices for such products, which, when integrated with their product offering, may afford them a competitive advantage relative to the Company's strategy of sourcing such devices from third parties.

     Competition in the treatment of atherosclerosis is also intense and currently includes the use of pharmaceutical agents and interventional devices. Various drugs also have been shown to reduce or prevent atherosclerosis by reduction of lipids. Balloon angioplasty is a widely-used and generally accepted technique to reduce the narrowing of vessels involved by atherosclerosis. Restenosis following angioplasty has been reduced through the use of intravascular stents. The Company believes that photoangioplasty with ANTRIN(TM) may provide advantages over these techniques but there can be no assurance that there will be greater acceptance of photoangioplasty over other approaches. Other photosensitizers under development by other companies may prove to be superior to ANTRIN(TM).

     The Company expects competition in the development of improved oral MRI contrast agents to increase substantially. Gastromark(TM), an iron particle-based oral contrast agent developed by Advanced Magnetics and licensed to Mallinckrodt, has received approval for commercial sale from the FDA. In addition, there are several oral MRI contrast agents in various phases of human testing in the U.S. Although the Company believes that GADOLITE may offer advantages over competing oral MRI contrast agents, there can be no assurance that there will be greater acceptance of GADOLITE over other agents. In addition, to the extent that other diagnostic modalities such as CT and X-ray may be perceived as providing greater value than MRI, any corresponding decrease in the use of MRI would have an adverse effect on the demand for GADOLITE.

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

GOVERNMENT REGULATION

  FDA Regulation and Product Approval

     The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products.

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

     Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns or questions about the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. Further, each clinical study must be reviewed and approved by an independent Institutional Review Board at the medical center proposing to conduct the clinical trials.

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

     In the case of products for severe or life-threatening diseases such as cancer, the initial human testing is often conducted in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide evidence of efficacy traditionally obtained in Phase II trials. These trials are frequently referred to as "Phase I/II" trials. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's product candidates. Furthermore, the FDA, or the sponsor, may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Once issued, a product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

     In March 1996 the FDA announced a new policy intended to accelerate the approval process for cancer therapies. Previously, cancer therapies have been approved primarily on the basis of data regarding patient survival rates and/or improved quality of life. Evidence of partial tumor shrinkage, while often part of the data relied on for approval, was considered insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA's new policy, which became effective immediately, the FDA has broadened the circumstances in which evidence of partial tumor shrinkage is considered sufficient for approval. This policy is intended to make it easier to study cancer therapies and shorten the total time for marketing approvals; however, it is too early to tell what effect this policy may actually have on product approvals.

     In addition to the drug approval requirements applicable to the Company's Lu-Tex product for photosensitization of certain cancers and ANTRIN(TM) for photoangioplasty of atherosclerosis, the Company will also need to obtain FDA approval for the laser and associated light delivery devices used in such treatments. Such device approval requires additional submissions both by the Company and by the manufacturers of such devices, must include clinical data obtained from the use of such devices with Lu-Tex or ANTRIN, and may result in additional delays or difficulties in obtaining approval for the use of these photosensitizers. Manufacturers of such light delivery devices currently are under no obligation to the Company to file or pursue such applications.

     Satisfaction of the above FDA requirements, or similar requirements of state, local, and foreign regulatory agencies, typically takes several years and the time needed to satisfy them may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by the Company on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Delay in obtaining, or failure to obtain, regulatory approvals would have a material adverse effect on the Company's business. Marketing the Company's products abroad will require similar regulatory approvals and is subject to similar risks. In addition, the Company is unable to predict the extent of adverse government regulations that might arise from future U.S. or foreign governmental action.

     Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies for compliance with Good Manufacturing Practices ("GMP"), which impose certain procedural and documentation requirements upon the Company and its third party manufacturers.

     Drug labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, the Federal Trade Commission. The FDA actively enforces regulations the prohibiting the marketing of products for unapproved uses. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future.

     The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations which could have a material adverse effect on the Company's business. The Company is unable to predict the likelihood, nature or extent of adverse governmental regulation which might arise from future legislative or administrative action, either in the U.S. or abroad.

  International Regulation

     In order for Pharmacyclics to market its products abroad, the Company must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in foreign countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in receipt of approvals to market the Company's products, failure to receive these approvals or the future loss of previously received approvals could have a material adverse effect on the Company's business, financial condition, and results of operations. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ.

     The European Community has promulgated rules requiring that medical device products receive by mid-1998 the right to affix the "CE" mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to market a laser or other light delivery device for the Company's Lu-Tex or ANTRIN(TM) products in Europe, such CE mark must be obtained, and there can be no assurance that the Company or its suppliers will be successful in meeting the certification requirements.

  Third Party Reimbursement and Health Care Reform

     The commercial success of the Company's development-stage products will be substantially dependent upon the availability of government or private third-party reimbursement for the use of such products. There can be no assurance that Medicare, Medicaid, health maintenance organizations ("HMOs") and other third-party payors will authorize or otherwise budget for such reimbursement. Such governmental and third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to market, there can be no assurance that such products will be viewed as cost-effective or that reimbursement will be available to consumers or will be sufficient to allow the Company's products to be marketed on a competitive basis. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. In response to concerns about the rising costs of advanced medical technologies, the current administration of the federal government has publicly expressed its desire to reform health care, including the possibility of price controls and revised reimbursement policies. There can be no assurance that actions, if any, taken by the administration with regard to health care reform will not have a material adverse effect on the Company. If any actions are taken by the administration, such actions could adversely affect the prospects for future sales of the Company's products. Further, to the extent that these or other proposals or reforms have a material adverse effect on the Company's ability to secure funding for its development or on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's product candidates, the Company's ability to develop or commercialize its product candidates may be adversely affected.

     Given recent government initiatives directed at lowering the total cost of health care throughout the U.S., it is likely that the U.S. Congress and state legislatures will continue to focus on health care reform and the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. Pharmacyclics cannot predict the likelihood of passage of federal and state legislation related to health care reform or lowering pharmaceutical costs. In certain foreign markets, pricing of prescription pharmaceuticals is already subject to government control. Continued significant changes in health care systems in the U.S. and abroad could have a material adverse effect on the Company's business.

  Environmental Regulation

     In connection with its research and development activities and its manufacture of materials and products, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although the Company believes that it has complied with these laws, regulations and policies in all material respects and has not been required to take any significant action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including, but not limited to, certain hazardous chemicals and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.

In the event of such an occurrence, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

EMPLOYEES

     As of July 31, 1997, the Company had 46 employees, six of whom are part-time. Thirty-nine of its employees are dedicated to research, development, manufacturing, quality assurance and quality control, regulatory affairs, or preclinical and clinical testing. Thirteen of the Company's employees have an MD or Ph.D. degree.

                   FACTORS THAT MAY EFFECT OPERATING RESULTS

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

     The manufacture and marketing of the Company's products and its research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the U.S. and abroad. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. There can be no assurance that requisite FDA approvals or those of foreign regulatory authorities will be obtained on a timely basis, if at all, or that any approvals granted will cover the clinical indications for which the Company may seek approval. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown issues with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Failure to obtain or maintain requisite governmental approvals, failure to obtain approvals of the clinically intended uses or the identification of adverse side effects of the Company's products under development could delay or preclude the Company from further developing a particular product or from marketing its products, or could limit the commercial use of its products, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS

     Pharmacyclics has conducted and plans to continue extensive and costly clinical testing to assess the safety and efficacy of its potential products. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of the patient population, proximity of patients to clinical sites and eligibility criteria for the study. Delays in patient enrollment will result in increased costs and delays, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the FDA may suspend clinical trials at any time if, among other reasons, it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Success in preclinical or early stage clinical trials does not assure success in later-stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Further, there can be no assurance that clinical testing will show any current or future product candidate to be safe or effective for use in humans.

NO ASSURANCE OF PRODUCT APPROVAL

     To date, none of the Company's products has been approved for sale, or marketed, in the U.S. or any international market. Satisfaction of regulatory requirements of the FDA, or similar requirements by foreign regulatory agencies, typically takes several years, and the time needed to satisfy them may vary substantially based upon the type, complexity and novelty of the pharmaceutical product. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by the Company on a timely basis, if at all. The Company submitted an NDA for GADOLITE in September 1995 and received an "approvable" letter in December 1996 which included a number of issues that must be addressed by the Company. The Company is in the process of addressing these issues, which are expected to require at least 18 months to resolve before GADOLITE can be successfully manufactured and marketed. There can be no assurance that the FDA will decide that the NDA satisfies the criteria for approval. In addition, in June 1996 the Company filed a Market Authorization Application ("MAA") with the Medicines Control Agency in the UK for authorization to market GADOLITE. The Company will not market GADOLITE in Europe until all issues with the product are resolved with the FDA. Although the process for regulatory approval in western Europe is similar to that in the U.S., there are numerous and sometimes unique risks associated with the approval of an MAA. There can be no assurance that authorization to market GADOLITE in other member states would be granted under the European Union's mutual recognition procedure.

     Delay in obtaining, or failure to obtain, regulatory approvals would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the policies of the FDA and foreign regulatory bodies may change, and additional regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Even if regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market.

     In addition to the drug approval requirements applicable to the Company's Lu-Tex and ANTRIN(TM) products for photosensitization of certain cancers and atherosclerosis, the Company will also need to obtain the approval of the FDA and other foreign regulatory authorities for the laser, LED or associated light delivery devices used in such treatments. Such device approval requires additional regulatory submissions both by the Company and by the manufacturers of such devices that must include clinical data obtained from the use of such light delivery devices for photodynamic therapy, and may result in additional delays or difficulties in obtaining approval for the use of Lu-Tex or ANTRIN(TM) as photosensitizers. Manufacturers of such light delivery devices currently are under no obligation to the Company to file or pursue such applications.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     The Company has incurred operating losses since its inception in 1991 and, as of June 30, 1997, had an accumulated deficit of approximately $38.2 million. The Company anticipates that operating losses will continue over the next several years, as it continues to incur increasing costs of research and development, clinical and manufacturing activities. To date, the Company has not generated revenue from the commercial sale of its products and does not expect to receive any such revenue until calendar year 1998 at the earliest. All revenues to date have resulted from license and milestone payments and funding from a government research grant.

LIMITED MANUFACTURING AND MARKETING EXPERIENCE

     The Company must manufacture its products in commercial quantities either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. Except for Gd-Tex, Lu-Tex and ANTRIN(TM) bulk drug substances, which are the subject of a manufacturing and supply agreement with Celanese, and GADOLITE, which is the subject of a manufacturing and supply agreement with Glaxo, the Company does not have access to the manufacturing capacity necessary to provide clinical and commercial quantities of the Company's products. Access to such manufacturing capacity is necessary for the Company to conduct clinical trials, obtain regulatory approval and commercialize its products. The Company is engaged in preliminary discussions with a number of manufacturers of parenteral products regarding process development and validation, filling, labeling and packaging of the finished dosage form of Gd-Tex , Lu-Tex and ANTRIN. A failure to successfully complete such agreement would, if the Company could not locate alternate manufacturing capabilities, have a material adverse impact on the Company's business, financial condition and results of operations. Prior to regulatory approval of the Company's other products under development, the Company intends to negotiate supply agreements with manufacturers who will have the ability to manufacture, fill, label and package such materials prior to commercial introduction of such products. There are, however, only a limited number of contract manufacturers that operate under current federal and state GMP regulations and are capable of manufacturing the Company's products. Accordingly, there can be no assurance that the Company will be able to enter into supply agreements on commercially acceptable terms or with manufacturers who will be able to deliver supplies in appropriate quantity and quality to develop and commercialize its products. Any interruption of supply of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also has entered into a sales and distribution agreement with E-Z-EM, Ltd. and E-Z-EM, Inc., respectively, for European and North American sales, marketing and distribution of GADOLITE. To the extent that the agreement with E-Z-EM is terminated without a replacement agreement, significant additional resources will be required to develop a sales force. There can be no assurance that the Company will be able to establish such a sales force or enter into other co-promotion or distribution agreements. In addition, the Company currently has no arrangement for the sale and distribution of any of its other products under development.

     The Company has no expertise in the development of light sources and associated light delivery devices required for the Company's photoangioplasty and photodynamic therapy products under development. Successful development, manufacturing, approval and distribution of the Company's photosensitization products will require third party participation for the required light sources, associated light delivery devices and other equipment. The Company currently obtains lasers from Coherent and Laserscope, LEDs from Quantum, and cylindrically diffusing light fibers from REM on a purchase order basis, and such entities are under no obligation to continue to deliver light devices on an ongoing basis. Failure to maintain such relationships may require the Company to develop additional sources which may require additional regulatory approvals and could delay commercialization of the Company's Lu-Tex and ANTRIN(TM) products under development. There can be no assurance that the Company will be able to establish or maintain relationships with other sources on a commercially reasonable basis, if at all, or that the enabling devices will receive regulatory approval for use in photoangioplasty or photodynamic therapy.

RELIANCE ON THIRD PARTY RELATIONSHIPS

     The Company has no manufacturing facilities for commercial production of its products under development, nor does the Company have experience in sales, marketing or distribution. The Company's strategy for product commercialization requires arrangements with corporate and other collaborators to conduct clinical trials and to manufacture, distribute and market the Company's products. The Company will be dependent upon these outside parties performing their responsibilities. There can be no assurance that such parties will perform their obligations as expected or that the Company's reliance on others for the clinical development, manufacturing, distribution and marketing of its products will not result in unforeseen difficulties. The Company does not have the ability to conduct these development activities in-house. If one or more collaborative relationships were terminated or the collaborators did not perform up to expectations, the clinical development of the Company's product candidates would likely be delayed and could be substantially impaired, depending on the availability and quality of substitute development capabilities.

RAPID TECHNOLOGICAL CHANGE AND SUBSTANTIAL COMPETITION

     The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than the Company, as well as substantially more marketing, manufacturing, financial and managerial resources, and represent significant competition for the Company. Acquisitions of, or investments in, competing pharmaceutical companies by large collaborating partners could increase such competitors' financial, marketing, manufacturing and other resources. There can be no assurance that developments of others will not render the Company's products or technologies noncompetitive or obsolete, or that the Company will be able to keep pace with technological developments or other market factors. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar diagnostic, imaging and/or therapeutic effects than products being developed by the Company. The Company is aware that one of its competitors in the market for photodynamic therapy drugs has received marketing approval for Photofrin for certain indications in the U.S. and other countries. There can be no assurance that the Company's competitors will not develop products that are safer, more effective or less costly than the products developed by the Company and, therefore, present a serious competitive threat to the Company's product offerings.

     Further, the medical indications for which the Company is developing its therapeutic products can also be treated, in the case of cancer, by surgery, radiation and chemotherapy, and in the case of atherosclerosis, by surgery (e.g., bypass), angioplasty, atherectomy, the use of stents and drug therapy. These treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for cancer and atherosclerosis could make such other therapies more efficacious or cost-effective than Gd-Tex, Lu-Tex or ANTRIN(TM)and could render the Company's technology noncompetitive or obsolete. Also, there can be no assurance that physicians will use either Gd-Tex as a radiation sensitizer or chemosensitizer in the case of cancer or Lu-Tex as a photosensitizer in the case of cancer or ANTRIN(TM) in the case of photoangioplasty of atherosclerosis to replace or supplement established treatments for such diseases or that the therapeutic products the Company is developing will become competitive with current or future treatments. Further, some companies developing photodynamic therapy products are developing specialized light delivery devices for such products, which, when integrated with their product offering, may afford them a competitive advantage relative to the Company's strategy of sourcing such devices from third parties.

REQUIREMENTS FOR ADDITIONAL FINANCING AND ACCESS TO CAPITAL MARKETS

     The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of its products. The Company will require additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of its products. The Company believes that its cash, cash equivalents, short-term and long-term investments will be adequate to satisfy its capital needs through the middle of calendar year 1999. However, the Company's actual capital requirements will depend on many factors, including the status of the product development; the time and cost involved in conducting clinical trials; obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to market and distribute its products and establish new collaborative and licensing arrangements. The Company will attempt to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company's business, financial condition and results of operations, will be materially and adversely affected.

DEPENDENCE UPON QUALIFIED AND KEY PERSONNEL

     The Company's ability to maintain its competitive position depends on its ability to attract and retain qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract or retain such persons. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company relies on consultants and advisors to assist in formulating its research and development strategy. All of the Company's consultants and advisors are employed by entities other than the Company and may have commitments to, or consulting or advisory contracts with, other entities that may affect their ability to contribute to the Company.

UNCERTAINTIES REGARDING PATENTS AND PROPRIETARY RIGHTS

     The Company's success depends in part on its ability to obtain patent protection for its products and preserve its trade secrets. In the U.S., the Company owns or has exclusive rights to 46 issued patents, six allowed patents and 24 pending patent applications. Outside the U.S., the Company is the owner or exclusive licensee of five counterpart patents and 63 pending counterpart patent applications. There can be no assurance that the Company's patent applications will result in additional patents being issued or that issued patents will afford protection against competitors with similar technology, nor can there be any assurance that any patents issued to the Company will not be infringed by or designed around by others. Issued patents may later be modified, revoked or otherwise found to be invalid or unenforceable by the U.S. Patent and Trademark Office or in proceedings instituted by third parties. Moreover, the Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and believes that the protection provided by foreign patents, if obtained, may be weaker than that provided by domestic patents.

     The Company has not conducted an extensive search of patents issued to other companies, research or academic institutions or others, and no assurance can be given that patents do not exist, have not been filed or could not be filed or issued, which contain claims relating to the Company's technology, products or processes. Because of the number of patents issued and patent applications filed relating to biometallic and expanded porphyrin chemistries, Pharmacyclics believes there is a significant risk that current and potential competitors and other third parties have filed or in the future will file applications for, or have received or in the future will receive, patents and will obtain additional proprietary rights relating to materials or processes used or proposed to be used by the Company. If such patents have been or become issued, the holders of such patents may bring claims against the Company for infringement which may have a material adverse effect on the Company's business, financial condition and results of operations. As a result, the Company may be required to obtain licenses from others to develop, manufacture or market its products. There can be no assurance that the Company will be able to obtain any such licenses on commercially reasonable terms, if at all.

     The Company is aware of several U.S. patents owned by or licensed to Schering that relate to the use of agents that enhance MRI scans. The Company has obtained advice of special patent counsel that the technologies employed by the Company for its imaging product under development do not infringe the claims of such patents. A determination of the infringement of any such patents by any Company product having image-enhancing properties could have a material adverse effect on the Company's business. There can be no assurance that Schering will not seek to assert such patent rights against the Company, which would result in significant legal costs and require substantial management resources. Schering has sent communications to the Company suggesting that GADOLITE may infringe certain of such Schering patents. The Company is aware that Schering has asserted such rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering with respect to one or more such patents. There can be no assurance that the Company would be able to obtain a license from Schering, if required, on commercially reasonable terms, if at all.

     The Company also relies on trade secrets and proprietary know-how that it seeks to protect, in part, through confidentiality agreements with its employees, consultants, suppliers and licensees. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, that others will not otherwise gain access to the Company's proprietary technology, or disclose such technology, or that the Company can meaningfully protect its rights in such unpatented proprietary technology.

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

     The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of such products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the U.S. and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for the Company's products. Consequently, the cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially adversely affect the Company's ability to operate profitably.

PRODUCT LIABILITY EXPOSURE

     The testing, manufacture, marketing and sale of the products under development by the Company entail an inherent risk that product liability claims will be asserted against the Company. Although the Company is insured against such risks up to a $5 million annual aggregate limit in connection with human clinical trials and commercial sales of its products under development, there can be no assurance that the Company's present product liability insurance is adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations and may prevent the Company from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, there can be no assurance that product liability coverage will continue to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products developed by the Company. A product liability claim or recall would have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

     The manufacture and marketing of the Company's products and its research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the U.S. and other countries. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. To date, the Company has not received regulatory approval in the U.S. or any foreign jurisdiction for the commercial sale of any of its therapeutic products. There can be no assurance that requisite FDA approvals or those of foreign regulatory authorities will be obtained on a timely basis, if at all, or that any approvals granted will cover the clinical indications for which the Company may seek approval. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Failure to obtain or maintain requisite governmental approvals, failure to obtain approvals of the clinically intended uses or the identification of adverse side effects of the Company's products under development could delay or preclude the Company from further developing a particular product or from marketing its products, or could limit the commercial use of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL REGULATION

     In connection with its research and development activities and its manufacture of materials and products, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although the Company believes that it has complied with these laws, regulations and policies in all material respects and has not been required to take significant action to correct any material noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an occurrence, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

CONTROL BY EXISTING STOCKHOLDERS

     The Company's officers, directors, principal stockholders and certain of their affiliates beneficially own approximately 39% of the Company's outstanding Common Stock. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. Additionally, these stockholders will have significant influence over major corporate transactions as well as the election of directors of the Company and control over Board decisions.

VOLATILITY OF STOCK PRICE; NO DIVIDENDS

     The market prices for securities of pharmaceutical and biotechnology companies (including the Company) have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Future announcements concerning the Company, its competitors or other pharmaceutical and biotechnology companies, including the results of testing and clinical trials, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by the Company or others and general market conditions may have a significant effect on the market price of the Common Stock. The Company has not paid any cash dividends on its Common Stock to date and does not anticipate paying any dividends in the foreseeable future.

ANTI-TAKEOVER PROVISIONS

     The ability of the Board of Directors of the Company to issue shares of Preferred Stock without stockholder approval and a stockholder rights plan adopted by the Company may alone or in combination, have certain anti-takeover effects. The Company is also subject to provisions of the Delaware General Corporation Law which may make certain business combinations more difficult.

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

             NAME                 AGE                   POSITION
------------------------------    ---     ------------------------------------
Richard A. Miller, M.D........    46      President, Chief Executive Officer
                                          and Director
William C. Dow, Ph.D. ........    42      Vice President, Chemical Research
                                          and Development
Cheryl B. Jaszewski...........    51      Vice President, Finance and
                                          Administration
Marc L. Steuer................    50      Vice President, Business Development
                                          and Chief Financial Officer
Thomas D. Kiley...............    54      Director
Joseph S. Lacob(1)............    41      Director
Patrick F. Latterell(1)(2)....    39      Director
Joseph C. Scodari.............    44      Director
Craig C. Taylor(1)(2).........    47      Director

---------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

     Dr. Miller has served as President, Chief Executive Officer and a Director since the Company was founded in April 1991. In 1984, Dr. Miller co-founded IDEC Pharmaceuticals Corporation where he served as Vice President and a Director until February 1992. In 1989, Dr. Miller co-founded CellPro, Inc. ("CellPro"), a public biotechnology company, and served as a Director of CellPro from 1989 to 1991, and Chairman of CellPro's Scientific Advisory Board until 1993. Dr. Miller also is a Clinical Professor of Medicine (Oncology) at Stanford University Medical Center. Dr. Miller received his M.D., summa cum laude, from the State University of New York Medical School and is board certified in both Internal Medicine and Medical Oncology.

     Dr. Dow has served as Vice President, Chemical Research and Development since February 1993 and previously as Senior Director, Chemical Research and Development from July 1992 to February 1993. From 1987 to 1992, he was employed by Salutar, Inc., a pharmaceutical company involved in research and development of MRI contrast agents, where he held positions of increasing responsibility in discovery and chemical development of contrast agents, last serving as Director, Chemical Development and Manufacturing. Dr. Dow holds a B.S. and M.S. in Chemistry from Stanford University and a Ph.D. in Chemistry from the California Institute of Technology.

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

     Mr. Steuer has served as Chief Financial Officer and Vice President, Business Development since November 1994. From April 1992 to November 1994, he was Executive Vice President, Business Development and Commercial Affairs for SciClone Pharmaceuticals, Inc. and also served as its Chief Financial Officer. From 1985 to 1992, Mr. Steuer served in a variety of roles in the Pilkington Visioncare Group ("PVG"), which developed, manufactured and distributed medical devices, pharmaceuticals and equipment for the ophthalmic field. His positions at PVG included General Manager, Ventures and Licensing and Chief Financial Officer. Mr. Steuer was a member of the Board of Directors of SciClone Pharmaceuticals, Inc. from January 1993 through November 1994 and currently serves as a member of the Board of Directors of a private company. Mr. Steuer received his M.S. and B.S. degrees in Electrical Engineering from Columbia University and a M.B.A. from New York University.

     Mr. Kiley was elected as a Director of the Company in June 1991. He has been self-employed since 1988 as an attorney, consultant and investor. From 1980 to 1988, he was an officer of Genentech,Inc., serving variously as Vice President and General Counsel, Vice President for Legal Affairs and Vice President for Corporate Development. Mr. Kiley is also a Director of Cardiogenesis Corporation, a medical device company, Geron, Inc. and Connective Therapeutics, Inc., pharmaceutical companies, and certain private biotechnology and other companies. Mr. Kiley received a B.S. in Chemical Engineering from Pennsylvania State University and a JD from George Washington University.

     Mr. Lacob was elected as a Director of the Company in June 1991. He is a General Partner of Kleiner Perkins Caufield & Byers, a venture capital investment firm, which he joined in 1987. Mr. Lacob is currently Chairman of the Board of CellPro, Inc. and Microcide Pharmaceuticals, Inc. and a director of Heartport, Inc., as well as several private life science companies. Mr. Lacob holds a B.S. in Biochemistry from the University of California, Irvine, a M.S. in Public Health from the University of California, Los Angeles and a M.B.A. from Stanford University.

     Mr. Latterell was elected as a Director of the Company in June 1991. He is a General Partner of Venrock Associates and Venrock Associates II, L.P., venture capital investment groups, which he joined in April 1989. Mr. Latterell is currently a Director of Biocircuits Corporation, Vical, Inc. and several private biomedical companies. Mr. Latterell holds S.B. degrees in Biological Sciences and Economics from the Massachusetts Institute of Technology and a M.B.A. from Stanford University.

     Mr. Scodari was elected as a Director of the Company in December 1994. He is Corporate Executive Vice President and President, Pharmaceutical Division of Centocor, Inc. Prior to joining Centocor, he was Senior Vice President and General Manager, North American Ethicals for Rhone-Poulenc Rorer Pharmaceuticals, Inc., where he held various positions from 1989. From 1987 to 1989, Mr. Scodari was Executive Vice President of Sterling Drug's US Diagnostic Imaging Division, where he held responsibilities for all marketing and sales and business development activities for Sterling's imaging agent business. Mr. Scodari received a B.S. in Political Science from Youngstown State University.

     Mr. Taylor was elected as a Director of the Company in June 1991. He is a General Partner of AMC Partners 89, L.P., the general partner of Asset Management Associates 1989, L.P., a private venture capital partnership. Mr. Taylor has been with Asset Management Company, a venture management group, since 1977. Mr. Taylor is a Director of Metra BioSystems, Inc., Lynx Therapeutics, Inc. and several private companies. Mr. Taylor holds B.S. and M.S. degrees in Physics from Brown University and a M.B.A. from Stanford University.

ITEM 2. PROPERTIES

     In 1993, the Company entered into an eight-year lease agreement which began in February 1994 for a 32,500 square foot facility in Sunnyvale, California. That facility includes administrative space and research and development space. The lease is a non-cancelable operating lease which expires in 2002. Rental payments are based upon a gradual scale.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of Pharmacyclics, Inc. is listed on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "PCYC." The following table presents quarterly information on the high and low sales prices of the Company's Common Stock since the Company's Initial Public Offering ("IPO") in October 1995:

                                  FISCAL YEAR                    HIGH      LOW
                -----------------------------------------------  -----     ---
                1996
                  2nd Quarter..................................   $16 3/4  $12
                  3rd Quarter..................................    15       12 3/4
                  4th Quarter..................................    20 1/4   13 3/4

                1997
                  1st Quarter..................................   $18 1/2  $10 1/2
                  2nd Quarter..................................    17 1/4   12 3/4
                  3rd Quarter..................................    24       15
                  4th Quarter..................................    20 1/2   14 1/4

     As of July 31, 1997, the Company's Common Stock was held by approximately 533 stockholders of record. The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes included elsewhere herein.

                                                                                                      PERIOD
                                                                                                       FROM
                                                                                                     INCEPTION
STATEMENT OF OPERATIONS                                       YEAR ENDED JUNE 30,                  (APRIL 1991)
                                               -------------------------------------------------      THROUGH
(in thousands, except per share amounts)        1993      1994       1995      1996       1997     JUNE 30, 1997
                                               -------   -------   --------   -------   --------   -------------
Revenues:
  License and grant revenues.................  $    --   $ 3,000   $     79   $   301   $     25     $   3,405
Operating expenses:
  Research and development...................    3,161     6,909      9,330     7,641      9,632        37,160
  General and administrative.................      559     1,042        996     1,515      1,905         6,075
                                               -------   -------   --------   -------   --------      --------
         Total operating expenses............    3,720     7,951     10,326     9,156     11,537        43,235
                                               -------   -------   --------   -------   --------      --------
Loss from operations.........................   (3,720)   (4,951)   (10,247)   (8,855)   (11,512)      (39,830)
Interest income..............................      148       164        187       940       1480         2,941
Interest expense.............................       (8)     (253)      (419)     (320)      (226)       (1,226)
                                               -------   -------   --------   -------   --------      --------
Loss before income taxes.....................   (3,580)   (5,040)   (10,479)   (8,235)   (10,258)      (38,115)
Provision for income taxes...................       --      (101)        --        --         --          (101)
                                               -------   -------   --------   -------   --------      --------
Net loss.....................................            $(3,580)  $ (5,141)  $(10,479) $ (8,235)    $ (10,258)
                                               =======   =======   ========   =======   ========      ========
Net loss per share...........................                      $  (1.65)  $ (1.05)  $  (1.11)
                                                                   ========   =======   ========
Weighted average common and common equivalent
  shares.....................................                         6,353     7,815      9,264
                                                                   ========   =======   ========

BALANCE SHEET                                                                  JUNE 30,
                                                          --------------------------------------------------
(in thousands)                                             1993      1994       1995       1996       1997
                                                          -------   -------   --------   --------   --------
Cash and cash equivalents...............................  $ 6,196   $ 8,690   $    376   $ 13,950   $ 15,869
Short-term investments..................................       --        --         --      8,053     14,958
Long-term investments...................................       --        --         --         --      6,103
Total assets............................................    6,880    12,050      3,539     25,015     39,707
Long-term obligations, excluding current installments...      228     1,880      1,429        941        530
Deficit accumulated during development stage............   (4,103)   (9,244)   (19,723)   (27,958)   (38,216)
Total stockholders' equity (deficit)....................    6,249     8,769     (1,652)    21,991     36,696

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Factors That May Affect Future Operating Results" elsewhere in this report.

OVERVIEW

     During the period from its inception in April 1991 through the fiscal year ended June 30, 1992, the Company was engaged in organizational activities, including the negotiation of agreements with UT with respect to licensing of certain aspects of the Company's core technology in biometallic chemistry and recruiting scientific and management personnel. Since June 1992, the Company has devoted substantially all of its resources to the research and development of proprietary pharmaceutical products to facilitate and improve treatments for cancer and atherosclerosis and to improve certain diagnostic imaging procedures. As these products are still under development, no revenues have been derived from their sale and the Company does not expect to receive revenues from the sale of any of its products until calendar year 1998 at the earliest.

     The Company has financed its operations primarily through the sale of equity securities and, in October 1995, completed its IPO, issuing 2,383,450 shares of its Common Stock and resulting in net proceeds of approximately $26.3 million. During the most recent fiscal year, the Company completed two private placements of its Common Stock, issuing 1,442,190 shares. The net proceeds to the Company totaled approximately $24.4 million. In addition, cash has been received in connection with certain product licenses and license option agreements. The Company is pursuing additional collaborative agreements for the financing of its research and development efforts and for the commercialization of its products. However, no assurance can be given that these efforts will result in any such agreements or that the Company will obtain significant revenues therefrom.

     The Company has been unprofitable since inception and had an accumulated deficit of $38.2 million at June 30, 1997. Successful future operations depend upon the Company's ability to develop, obtain regulatory approval for and to commercialize its products, of which there can be no assurance. The Company will require additional funds to complete the development of its products and to fund operating losses that are expected to be incurred in the next several years.

RESULTS OF OPERATIONS

  Revenues

     To date, Pharmacyclics has received only limited revenues and no revenues from product sales. For the year ended June 30, 1997, $25,000 in revenues were recognized. This was the result of milestone payments from E-Z-EM, Ltd. related to the signing of a European sales and distribution agreement and receipt of marketing approval in the UK. The total recognized is net of royalty payments to UT required because the products covered by the E-Z-EM Ltd. agreement incorporate the technology licensed by the Company from UT.

     During the fiscal year ended June 30, 1996, $301,000 of revenue was recognized. This included $250,000 from E-Z-EM pursuant to the August 1995 agreement, net of licensing fees paid to UT. In addition, $51,000 was received under a Small Business Innovation Research grant from the NCI. All of the revenue recognized in fiscal 1995 was from the NCI grant.

  Research and Development

     Research and development expenses increased to $9.6 million for the year ended June 30, 1997, compared to $7.6 million in fiscal 1996. Most of the 26% increase is related to supporting clinical trials for both Gd-Tex and Lu-Tex. Such costs include clinical product supplies, payments to clinical sites, purchase and lease of light sources and internal support of the trials. During fiscal 1997 Gd-Tex Phase Ib/II trials continued enrolling patients in both the US and France. The Lu-Tex Phase I trial was completed and preparation began for the start of the Phase II trial in August 1997.

     The increase in the cost of product supplies was also impacted by the signing of a definitive agreement with Celanese, a manufacturer of chemicals and pharmaceutical intermediates. Celanese is providing the process optimization and scale-up to provide clinical and commercial supplies of Gd-Tex and Lu-Tex. Drug substance from this agreement is expected to be available for clinical trials in calendar 1998.

     Research and development expenses totaled $7.6 million during fiscal 1996 compared to $9.3 million during fiscal 1995, a decrease of 18%. The decrease was due to fluctuations in the level of clinical activity relating to the Company's products. During fiscal 1995, the Company was conducting multi-center Phase III studies of GADOLITE and completing the preclinical studies required for an IND filing for Gd-Tex. By comparison, fiscal 1996 included a Phase I trial for Lu-Tex and Phase I and Ib/II trials for Gd-Tex, each of which required a smaller number of patients.

     During the first half of fiscal 1996, the Company was primarily focused on filing an NDA for GADOLITE. For the remainder of fiscal 1996, the Company conducted a Phase I trial for Gd-Tex at one site and the Phase I trial for Lu-Tex at three sites. There will continue to be significant period-to-period variations in research and development expenses related to the timing of clinical and preclinical trials and other research activities. The Company currently expects its research and development expenses to increase in future periods due to planned expansion in clinical trials and research activities.

  General and Administrative

     General and administrative expenses for the year ended June 30, 1997 were $1.9 million compared to $1.5 million in fiscal 1996, an increase of 27%. The increase was primarily a result of approximately $300,000 of financing costs incurred during 1997.

     For the year ended June 30, 1996, general and administrative expenses totaled $1.5 million compared to $1.0 million during fiscal 1995, and increase of 52%. The increase was primarily the result of insurance, professional services and other expenses related to conducting business as a public company.

  Interest and Other Income

     Interest income, net of interest expense, totaled $1.3 million for the year ended June 30, 1997, compared to $620,000 in fiscal 1996. Interest income from investments exceeded interest expense on borrowings under the Company's lease lines. Interest income increased over the course of fiscal 1997 as the private financings were completed.

     Interest income, net of interest expense, totaled $620,000 for fiscal 1996 compared to net interest expense of $232,000 in fiscal 1995. This increase in interest income is the result of interest earned on the proceeds from the Company's IPO completed in October 1995. The expenses in the prior year were related to borrowings associated with capital lease financing and notes payable which offset interest on cash.

INCOME TAXES

     At June 30, 1997, the Company had net operating loss carryforwards of approximately $33.0 million for federal and state income tax reporting purposes and tax credit carryforwards of approximately $1.5 million for federal reporting purposes, . These amounts expire at various times through 2012. A change of ownership, as defined under Section 382 of the Internal Revenue Code, occurred as a result of the Company's IPO. Accordingly, utilization of approximately $17.0 million of the Company's net operating loss carryforwards will be subject to an annual limitation of approximately $4.0 million. See Note 5 of "Notes to Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through June 30, 1997 primarily through the private and public sale of equity securities, payments under third party agreements, and proceeds from lease lines of credit. From inception through June 30, 1997, the Company has used approximately $34.1 million of cash for operating activities and approximately $3.9 million of cash for the purchase of laboratory and office equipment and payments under capital lease agreements.

     Net cash of $8.7 million used in operating activities for the fiscal year ended June 30, 1997 resulted primarily from the net loss incurred during that period offset by increases in accounts payable and accrued liabilities. On June 30, 1997, the Company has approximately $36.9 million in cash, cash equivalents and investments.

     In February 1997, the Company completed a private placement of 862,190 shares of unregistered Common Stock to four purchasers. The shares were sold at $19.05 per share and no commission was paid on the transaction. Proceeds received by the Company totaled $16.5 million. In November 1996, the Company completed a private placement of 580,000 shares of Common Stock at $14.00 per share. Proceeds received by the Company totaled $8.1 million. The Company filed and had declared effective a registration statement on Form S-3 for both private placements on April 22, 1997.

     The Company completed an IPO in October 1995, issuing 2,150,000 shares of Common Stock at $12.00 per share. As a result of such offering, all outstanding shares of Convertible Preferred Stock were automatically converted into 5,156,971 shares of Common Stock. In November 1995, the underwriters of such offering exercised an option to acquire an additional 233,450 shares of Common Stock at the IPO price to cover over-allotments. Proceeds received by the Company, net of underwriters' commissions and expenses payable by the Company, totaled approximately $26.3 million.

     The Company expects to incur ongoing expenditures which may not only fluctuate from quarter to quarter but which are expected to increase as the levels of clinical development activity for the Company's products increase. As a result, the Company expects to report increased expenses for research and development and general and administrative activities for at least the next several fiscal years. The Company currently anticipates, based upon the current status of its product development and commercialization plans, that its cash, cash equivalents and investments will provide funding for the Company's operations through at least mid-calendar 1999; however, there can be no assurance that the Company will not require additional financing within this time frame.

     The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional Funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Operating Results."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
Report of Independent Accountants........................................................   33
Balance Sheet -- June 30, 1997 and 1996..................................................   34
Statement of Operations -- Years ended June 30, 1997, 1996 and 1995 and Period from
  Inception (April 1991) to June 30, 1997................................................   35
Statement of Cash Flows -- Years ended June 30, 1997, 1996 and 1995 and Period from
  Inception (April 1991) to June 30, 1997................................................   36
Statement of Stockholders' Equity -- Period from Inception (April 1991) to June 30,
  1997...................................................................................   37
Notes to Financial Statements............................................................   38

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Pharmacyclics, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Pharmacyclics, Inc. (a development stage company) at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, and for the period from inception (April 1991) through June 30, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                            PRICE WATERHOUSE LLP
San Jose, California
August 22, 1997

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                                          YEAR ENDED JUNE 30,
                                                                         ---------------------
                                                                          1997          1996
                                                                         -------       -------
Current assets:
  Cash and cash equivalents............................................  $15,869       $13,950
  Short-term investments...............................................   14,958         8,053
  Prepaid expenses and other current assets............................      216           241
                                                                         -------       -------
          Total current assets.........................................   31,043        22,244
Long-term investments..................................................    6,103            --
Property and equipment, net............................................    2,504         2,622
Other assets...........................................................       57           149
                                                                         -------       -------
                                                                         $39,707       $25,015
                                                                         =======       =======

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $ 1,323       $   753
  Accrued liabilities..................................................      311           300
  Current portion of capital lease obligations.........................      768           917
                                                                         -------       -------
          Total current liabilities....................................    2,402         1,970
  Capital lease obligations............................................      530           941
  Deferred rent........................................................       79           113
                                                                         -------       -------
          Total liabilities............................................    3,011         3,024
                                                                         -------       -------
Commitments (Note 6)
Stockholders' equity:
  Preferred stock, $0.0001 par value; authorized -- 1,000,000 shares at
     June 30, 1997 and 1996; no shares issued and outstanding..........       --            --
  Common stock, $0.0001 par value; authorized -- 24,000,000, at June
     30, 1997 and 12,000,000 at June 30, 1996; shares issued and outstanding -- 10,102,454 at June 30, 1997 and 8,549,424 at June
     30, 1996 respectively.............................................        1             1
  Additional paid-in capital...........................................   74,911        49,948
  Deficit accumulated during development stage.........................  (38,216)      (27,958)
                                                                         -------       -------
          Total stockholders' equity...................................   36,696        21,991
                                                                         -------       -------
                                                                         $39,707       $25,015
                                                                         =======       =======

   The accompanying notes are an integral part of these financial statements.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          PERIOD
                                                                                      FROM INCEPTION
                                                       YEAR ENDED JUNE 30,             (APRIL 1991)
                                                ---------------------------------        THROUGH
                                                  1997        1996         1995       JUNE 30, 1997
                                                --------     -------     --------     --------------
Revenues:
  License and grant revenues..................  $     25     $   301     $     79        $  3,405
                                                --------     -------     --------        --------
Operating expenses:
  Research and development....................     9,632       7,641        9,330          37,160
  General and administrative..................     1,905       1,515          996           6,075
                                                --------     -------     --------        --------
     Total operating expenses.................    11,537       9,156       10,326          43,235
                                                --------     -------     --------        --------
Loss from operations..........................   (11,512)     (8,855)     (10,247)        (39,830)
Interest income...............................     1,480         940          187           2,941
Interest expense..............................      (226)       (320)        (419)         (1,226)
                                                --------     -------     --------        --------
Loss before income taxes......................   (10,258)     (8,235)     (10,479)        (38,115)
Provision for income taxes....................        --          --           --            (101)
                                                --------     -------     --------        --------
Net loss......................................  $(10,258)    $(8,235)    $(10,479)       $(38,216)
                                                ========     =======     ========        ========
Net loss per share (Note 1)...................  $  (1.11)    $ (1.05)    $  (1.65)
                                                ========     =======     ========
Weighted average common and common
  equivalent shares (Note 1)..................     9,264       7,815        6,353
                                                ========     =======     ========

   The accompanying notes are an integral part of these financial statements.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   PERIOD
                                                                                               FROM INCEPTION
                                                                YEAR ENDED JUNE 30,             (APRIL 1991)
                                                         ---------------------------------        THROUGH
                                                           1997        1996         1995       JUNE 30, 1997
                                                         --------     -------     --------     --------------
Cash flows from operating activities:
  Net loss.............................................  $(10,258)    $(8,235)    $(10,479)       $(38,216)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization......................       915         732          643           2,556
    Write-down of fixed assets.........................        --          --          118             118
    Other..............................................        --          --           39              10
    Gain on sale of short-term investments.............        --          --          (22)            (22)
Changes in assets and liabilities:
  Prepaid expenses and other assets....................       117         (77)        (185)           (273)
  Accounts payable.....................................       570          64           47           1,323
  Accrued liabilities..................................        11          43          109             311
  Deferred rent........................................       (34)         46           46              79
                                                         --------     --------    --------        --------
  Net cash used in operating activities................    (8,679)     (7,427)      (9,684)        (34,114)
                                                         --------     --------    --------        --------
Cash flows from investing activities:
  Purchase of property and equipment...................      (283)        (16)         (52)         (1,172)
  Proceeds from sale of property and equipment.........        --          --           --             112
  Purchase of short-term investments...................   (17,305)     (8,053)      (5,478)        (21,307)
  Purchase of long-term investments....................    (6,103)         --           --          (6,103)
  Proceeds from the sale of short-term investments.....    10,400          --        5,500           6,349
                                                         --------     --------    --------        --------
Net cash used in investing activities..................   (13,291)     (8,069)         (30)        (22,121)
                                                         --------     --------    --------        --------
Cash flows from financing activities:
  Issuance of common stock, net of issuance costs......    24,837      26,278            9          51,173
  Proceeds from notes payable..........................        --       1,000        2,000           3,000
  Issuance of convertible preferred stock, net of
    issuance costs.....................................        --       2,550           --          20,514
  Payments under capital lease obligations.............      (948)       (758)        (609)         (2,583)
                                                         --------     --------    --------        --------
  Net cash provided by financing activities............    23,889      29,070        1,400          72,104
                                                         --------     --------    --------        --------
Increase (decrease) in cash and cash equivalents.......     1,919      13,574       (8,314)         15,869
Cash and cash equivalents at beginning of period.......    13,950         376        8,690              --
                                                         --------     --------    --------        --------
Cash and cash equivalents at end of period.............  $ 15,869     $13,950     $    376        $ 15,869
                                                         ========     ========    ========        ========
Supplemental disclosures of cash flows information:
  Income taxes paid....................................  $     --     $    --     $     --        $    101
                                                         ========     ========    ========        ========
  Interest paid........................................  $    226     $   320     $    352        $  1,144
                                                         ========     ========    ========        ========
Supplemental disclosure of noncash investing and
  financing activities:
  Property and equipment acquired under capital lease
    obligations........................................  $    388     $   437     $    317        $  3,880
                                                         ========     ========    ========        ========
  Warrants issued......................................  $     --     $    --     $     49        $     49
                                                         ========     ========    ========        ========
  Conversion of notes payable and accrued interest into
    convertible preferred stock........................  $     --     $ 3,051     $     --        $  3,051
                                                         ========     ========    ========        ========

   The accompanying notes are an integral part of these financial statements.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM INCEPTION (APRIL 1991) THROUGH JUNE 30, 1997
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   CONVERTIBLE                                               DEFICIT
                                                 PREFERRED STOCK          COMMON STOCK        ADDITIONAL   ACCUMULATED
                                              ---------------------   ---------------------    PAID-IN       DURING
                                                SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL     DEVELOPMENT    TOTAL
                                              ----------   --------   ----------   --------   ----------   -----------   --------
Issuance of common stock for cash at $0.02
  per share.................................          --   $     --      400,000   $     --    $      6     $      --    $      6
                                              ----------   --------   ----------   --------     -------      --------    --------
Balance at June 30, 1991....................          --         --      400,000         --           6            --           6
Issuance of common stock for cash at an
  average price of $0.02 per share..........          --         --       97,111         --           2            --           2
Issuance of convertible preferred stock for
  cash, net of issuance costs, at an average
  price of $1.32 per share..................   2,040,784         --           --         --       2,667            --       2,667
Net loss....................................          --         --           --         --          --          (523)       (523)
                                              ----------   --------   ----------   --------     -------      --------    --------
Balance at June 30, 1992....................   2,040,784         --      497,111         --       2,675          (523)      2,152
Issuance of common stock for cash at an
  average price of $0.06 per share..........          --         --       49,000         --           3            --           3
Issuance of convertible preferred stock for
  cash, net of issuance costs, at $4.88 per
  share.....................................   1,580,095         --           --         --       7,674            --       7,674
Net loss....................................          --         --           --         --          --        (3,580)     (3,580)
                                              ----------   --------   ----------   --------     -------      --------    --------
Balance at June 30, 1993....................   3,620,879         --      546,111         --      10,352        (4,103)      6,249
Issuance of common stock upon exercise of
  stock options at an average price of $0.12
  per share.................................          --         --      324,188         --          38            --          38
Issuance of convertible preferred stock for
  cash, net of issuance costs, at an average
  price of $8.63 per share..................     886,960         --           --         --       7,623            --       7,623
Net loss....................................          --         --           --         --          --        (5,141)     (5,141)
                                              ----------   --------   ----------   --------     -------      --------    --------
Balance at June 30, 1994....................   4,507,839         --      870,299         --      18,013        (9,244)      8,769
Issuance of common stock upon exercise of
  stock options at an average price of $0.24
  per share.................................          --         --       38,403         --           9            --           9
Issuance of warrants........................          --         --           --         --          49            --          49
Net loss....................................          --         --           --         --          --       (10,479)    (10,479)
                                              ----------   --------   ----------   --------     -------      --------    --------
Balance at June 30, 1995....................   4,507,839         --      908,702         --      18,071       (19,723)     (1,652)
Issuance of convertible preferred stock for
  notes payable and accrued interest at an
  average of $8.63 per share................     353,483         --           --         --       3,051            --       3,051
Issuance of convertible preferred stock for
  cash, net of issuance costs, at an average
  price of $8.63 per share..................     295,649         --           --         --       2,550            --       2,550
Issuance of common stock upon initial public
  offering, net of issuance costs, for cash
  at $12 per share..........................          --         --    2,383,450          1      26,042            --      26,043
Conversion of convertible preferred stock
  into common stock.........................  (5,156,971)        --    5,156,971         --          --            --          --
Issuance of common stock upon exercise of
  stock options at an average exercise price
  of $1.33 per share........................          --         --       91,922         --         122            --         122
Issuance of common stock upon exercise of
  purchase rights at an exercise price of
  $10.20 per share..........................          --         --        8,379         --          86            --          86
Stock compensation expense..................          --         --           --         --          26            --          26
Net loss....................................          --         --           --         --          --        (8,235)     (8,235)
                                              ----------   --------   ----------   --------     -------      --------    --------
Balance at June 30, 1996....................          --         --    8,549,424          1    $ 49,948       (27,958)     21,991
Issuance of common stock, net of issuance
  costs, for cash at an average price of
  $16.93 per share..........................          --         --    1,442,190         --      24,420            --      24,420
Issuance of common stock upon exercise of
  stock options at an average price of $2.74
  per share.................................          --         --       96,283         --         264            --         264
Issuance of common stock upon exercise of
  purchase rights at an exercise price of
  $10.51 per share..........................          --         --       14,557         --         153            --         153
Stock compensation expense..................          --         --           --         --         126            --         126
Net loss....................................          --         --           --         --          --       (10,258)    (10,258)
                                              ----------   --------   ----------   --------     -------      --------    --------
Balance at June 30, 1997....................          --   $     --   10,102,454   $      1    $ 74,911     $ (38,216)   $ 36,696
                                              ==========   ========   ==========   ========     =======      ========    ========

   The accompanying notes are an integral part of these financial statements.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

  Description of the Company

     Pharmacyclics, Inc. was incorporated in Delaware in April 1991 and commenced operations during 1992 to develop and market pharmaceutical products derived from biometallic chemistry for the treatment of certain cancers and atherosclerosis diseases. Since inception the Company has been in the development stage, principally involved in research and development and other business planning activities, with no revenues from product sales. Successful future operations depend upon the Company's ability to develop, to obtain regulatory approval for and to commercialize its products. The Company expects that additional funds will be required to complete the development of its products and to fund operating losses that are expected to be incurred in the next several years.

  Initial public offering and private placements

     In October 1995 the Company effected a 2 for 3 reverse stock split. All share and per share amounts have been adjusted to retroactively reflect this stock split.

     The Company completed its initial public offering on October 23, 1995, issuing 2,150,000 shares of its common stock. Upon the closing of the offering, all outstanding shares of Convertible Preferred Stock were automatically converted into 5,156,971 shares of common stock. On November 6, 1995, the underwriters of the initial public offering exercised their over-allotment option with respect to an additional 233,450 shares of common stock. The Company's initial public offering resulted in net proceeds of approximately $26.3 million.

     On November 11, 1996, Pharmacyclics sold 580,000 shares of unregistered common stock to a single purchaser in a private placement. The shares were sold at a price of $14.00 per share and no commissions were paid on the transaction. On February 21, 1997, Pharmacyclics sold 862,190 shares of unregistered common stock to four purchasers in a private placement. The shares were sold at $19.05 per share and no commission was paid on the transaction. The Company filed a registration statement on Form S-3 related to these shares, which was declared effective on April 22, 1997.

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

  Net loss per share

     Net loss per share is computed using the weighted average number of outstanding shares of common stock. In addition, the computation for fiscal 1995 and 1996 includes the effect of the conversion of all shares of Series A, A1, B and C Convertible Preferred Stock into 5,156,971 shares of common stock concurrent with the closing of the Company's initial public offering as if they were converted into shares of common stock on July 1, 1994. Common stock equivalent shares arising from stock options and warrants are excluded from the computation because their effect is antidilutive, except that common stock equivalent shares arising from stock options and warrants (using the treasury stock method and the initial public offering price) issued during the twelve month period prior to the initial public offering are included in the computation of net loss per share as if they were outstanding for all periods presented prior to the initial public offering.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  Cash equivalents and investments

     All highly liquid investments purchased with maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company has classified its cash equivalents and investments as "available-for-sale." For all periods presented, the cost of investments approximates their fair market value.

     The Company's cash, cash equivalents and investments consisted of the following (in thousands):

                                                                    JUNE 30,
                                                               -------------------
                             INVESTMENT TYPE                    1997        1996
            -------------------------------------------------  -------     -------
            Cash in bank.....................................  $   287     $   360
            Money market.....................................    8,047       6,562
            Debt (state or political subdivision)............    2,021       4,014
            Debt (corporate).................................    5,514       3,014
                                                               -------     -------
              Cash and cash equivalents......................  $15,869     $13,950
                                                               =======     =======
            Debt (state or political subdivision)............  $ 2,003     $ 1,013
            Debt (corporate).................................   12,955       7,040
                                                               -------     -------
              Short-term investments.........................  $14,958     $ 8,053
                                                               =======     =======
            Debt (corporate).................................  $ 6,103     $    --
                                                               -------     -------
              Long-term investments..........................  $ 6,103     $    --
                                                               =======     =======

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

  Fair value of financial instruments

     The carrying value of capital lease obligations approximates fair value due to the short maturities of those instruments.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  Stock-based compensation

     The Company accounts for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. The Company provides additional proforma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation".

  Recent accounting standards

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 is effective for the fiscal quarter ending December 31, 1997. SFAS 128 redefines earnings per share under generally accepted accounting principles. Under SFAS 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. Net loss per share as reported is equal to the unaudited pro forma basic net loss per share based on SFAS 128 for all periods presented.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are currently excluded from the results of operations, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS 130 are effective for fiscal 1998.

     Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the impact, if any, of adopting SFAS 131. The disclosures prescribed by SFAS 131 are effective for fiscal 1998.

NOTE 2 -- BALANCE SHEET COMPONENTS:

     Property and equipment consists of the following (in thousands):

                                                                    JUNE 30,
                                                               -------------------
                                                                1997        1996
                                                               -------     -------
            Equipment........................................  $ 2,640     $ 2,250
            Furniture and fixtures...........................      362         324
            Leasehold improvements...........................    1,932       1,689
                                                               -------     -------
                                                                 4,934       4,263
            Less accumulated depreciation and amortization...   (2,430)     (1,641)
                                                               -------     -------
                                                               $ 2,504     $ 2,622
                                                               =======     =======

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Accrued liabilities consist of the following (in thousands):

                                                                      JUNE 30,
                                                                    -------------
                                                                    1997     1996
                                                                    ----     ----
            Employee compensation.................................  $240     $220
            Other.................................................    71       80
                                                                    ----     ----
                                                                    $311     $300
                                                                    ====     ====

NOTE 3 -- NOTES RECEIVABLE FROM EMPLOYEE:

     In September 1994, the Company loaned an employee approximately $65,000. This note receivable bears interest at 5.86%, with interest payable annually and principal due in full on August 31, 1997. In April 1995, the Company loaned the same employee approximately $30,000. This note receivable bears interest at 7.19%, with principal and interest due in full on February 28, 1998. Both notes, including accrued interest, were fully repaid during fiscal 1997.

NOTE 4 -- STOCKHOLDERS' EQUITY:

  Common stock

     The Company has issued certain shares of its common stock to employees and consultants. Under the terms of the agreements related to issuance, the Company has the right to repurchase, at the stockholder's original cost, a declining percentage of the shares issued for a stipulated period from the date of issuance. At June 30, 1997 12,361 shares were subject to such repurchase rights.

     At the December 6, 1996 Annual Meeting stockholders voted to increase the authorized common shares from 12,000,000 to 24,000,000.

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

     The ability of the Board of Directors of the Company to issue shares of Preferred Stock without stockholder approval, and the adoption of a stockholder rights plan, may alone or in combination have certain anti-takeover effects. The Company is also subject to provisions of the Delaware General Corporation Law which may make certain business combinations more difficult.

  Warrants

     In connection with entering into certain capital leases, the Company issued to lessors warrants to purchase 73,042 shares of Convertible Preferred Stock at a weighted average exercise price of $4.49 per share. The warrants are exercisable at any time prior to their expiration in 2000.

     In July 1995, in connection with certain short-term note agreements entered into prior to the Company's IPO, the Company issued to the holders of such notes warrants to purchase 57,976 shares of common stock at an exercise price of $8.63 per share.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Also in July 1995, the Company issued warrants to purchase 66,522 shares of Series C Convertible Preferred Stock at an exercise price of $8.63 per share to certain holders of such stock, in exchange for an agreement by the holders to modify certain rights received in connection with the Series C financing which occurred in June 1994.

     Management ascribed a nominal value to these warrants and has reserved 197,540 shares of common stock for future issuance upon exercise of such warrants. In connection with the Company's IPO, the above warrants were converted into warrants to purchase shares of common stock.

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

     Generally, options granted under the 1992 Plan are exercisable on and after the date of grant, subject to the Company's right to repurchase from the optionee at the optionee's cost per share, any unvested shares which the optionee has purchased and holds in the event the optionee attempts to dispose of such shares or in the event of the optionee's termination of employment with or without cause. The Company's right to repurchase lapses as the shares become vested. Generally, shares subject to options granted under the 1992 Plan vest at the rate of 1/4th of the shares on the first anniversary of the grant date of the option, and an additional 1/48th of the shares upon completion of each succeeding month of continuous employment thereafter. Options are exercisable for a period of ten years.

     1995 Stock Option Plan. The Company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors on August 2, 1995 as the successor to the 1992 Plan. The 1995 Plan authorizes for issuance 834,881 shares of common stock, plus an additional number of shares on the first trading day of each calendar year, commencing January 1, 1996, equal to 1% of the number of shares of common stock outstanding on the last day of the preceding calendar year, not to exceed 500,000 shares per year. Shares of common stock subject to outstanding options, including options granted under the 1992 Plan, that expire or terminate prior to exercise will be available for future issuance under the 1995 Plan.

     Under the 1995 Plan, employees (including officers), non-employee members of the Board of Directors (other than those serving as members of the Compensation Committee) and independent consultants may, at the discretion of the plan administrator, be granted options to purchase shares of common stock at an exercise price not less than 85% of the fair market value of such shares on the grant date. Non-employee members of the Board of Directors will also be eligible for automatic option grants under the Company's 1995 Non-Employee Directors Stock Option Plan. Generally, shares subject to options under the 1995 Plan vest over a five-year period and are exercisable for a period of ten years.

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

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

including options incorporated from the 1992 Plan, in exchange for the grant of new options for the same or different number of option shares with an exercise price per share based upon the fair market value of the common stock on the new grant date.

     In the event the Company is acquired by merger, consolidation or asset sale, the shares of common stock subject to each option outstanding at that time under the 1995 Plan will immediately vest in full, except to the extent the Company's repurchase rights with respect to those shares are to be assigned to the acquiring entity, and options will accelerate to the extent not assumed by the acquiring entity. Any assumed options will accelerate and assigned repurchase rights will terminate upon the optionee's involuntary termination within 18 months following the acquisition. The Compensation Committee also has discretion to provide for the acceleration of one or more outstanding options under the 1995 Plan (including options incorporated from the 1992 Plan) and the vesting of shares subject to outstanding options upon the occurrence of certain hostile tender offers. Such accelerated vesting may be conditioned upon the subsequent termination of the affected optionee's service.

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

     The Board may amend or modify the 1995 Plan at any time. The 1995 Plan will terminate on August 1, 2005, unless terminated earlier by the Board.

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

     Each individual serving as a non-employee Board member on the effective date of the Company's initial public offering was automatically granted a non-statutory option to purchase 5,000 shares of common stock, vesting in equal monthly installments for one year after the grant date. Each individual first elected or appointed as a non-employee Board member after the effective date of the Company's initial public offering will automatically be granted, on the date of such election or appointment, a non-statutory option to purchase 10,000 shares of common stock vesting over five years. In addition, on the date of each Annual Stockholders Meeting, beginning with the 1996 Annual Meeting, each individual who is to continue to serve as a non-employee Board member after that Annual Meeting and has been a member of the Board for at least six months will automatically be granted a non-statutory option to purchase 5,000 shares of common stock, vesting in equal monthly installments for one year after the grant date. There will be no limit on the number of such annual 5,000-share option grants any one non-employee Board member may receive over his or her period of continued Board service. The exercise price per share of each automatic option grant will be equal to the fair market value of the common stock on the automatic grant date. Each automatic option will be immediately exercisable; however, any shares purchased upon exercise of the option will be subject to repurchase should the optionee's service as a non-employee Board member cease prior to vesting in the shares. Each 10,000-share grant will vest in five equal and successive annual installments over the optionee's period of Board service. Each 5,000-share grant will vest in twelve equal and successive monthly installments over the optionee's period of Board service.

     In the event of the optionee's death or permanent disability or in the event the Company is acquired by a merger or asset sale and in the event of certain hostile tender offers, each outstanding option will become

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exercisable for fully vested shares. Upon the acquisition of 50% or more of the Company's outstanding voting stock pursuant to a hostile tender offer, each automatic option grant outstanding for at least six months may be surrendered automatically or be canceled in exchange for a cash distribution to the director based upon the tender offer price. The Directors Plan will terminate on August 1, 2005.

     The following table summarizes activity under the Company's stock option plans (in thousands, except per share amounts):

                                                                           OPTIONS OUTSTANDING
                                                                          ----------------------
                                                                                        WEIGHTED
                                                               SHARES                   AVERAGE
                                                              AVAILABLE     NUMBER      EXERCISE
                                                              FOR GRANT   OUTSTANDING    PRICE
                                                              ---------   -----------   --------
    Balance at June 30, 1994................................      361          315       $ 1.37
    Options exercised.......................................       --          (39)      $ 0.24
    Options granted.........................................     (193)         193       $ 3.75
    Options canceled........................................       38          (38)      $ 1.49
                                                                 ----        -----

    Balance at June 30, 1995................................      206          431       $ 2.50
    Options authorized......................................      485           --
    Options exercised.......................................       --          (92)      $ 3.09
    Options granted.........................................     (492)         492       $10.03
    Options canceled........................................       11          (11)      $ 6.11
                                                                 ----        -----

    Balance at June 30, 1996................................      210          820       $ 9.20
    Options authorized......................................      842           --
    Options exercised.......................................       --          (96)      $ 2.74
    Options granted.........................................     (569)         569       $16.69
    Options canceled........................................       31          (31)      $12.21
                                                                 ----        -----
    Balance at June 30, 1997................................      514        1,262       $11.58
                                                                 ====        =====

     A summary of outstanding and exercisable stock options as of June 30, 1997 is as follows (in thousands, expect per share and contractual life amounts):

                                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                    ---------------------------------------------------     ------------------------------
                                        WEIGHTED                                               WEIGHTED
                                        AVERAGE             WEIGHTED                           AVERAGE
   RANGE OF           NUMBER           REMAINING            AVERAGE           NUMBER           EXERCISE
EXERCISE PRICES     OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE         PRICE
---------------     -----------     ----------------     --------------     -----------     --------------
$ 0.08 - $ 5.25        250,131            6.98               $ 3.21           179,915           $ 3.00
$ 7.50 - $12.00        345,337            8.11               $ 8.04           118,869           $ 8.55
$13.25 - $17.50        355,807            9.35               $15.29            47,054           $14.92
$17.75 - $20.25        311,031            9.01               $17.98            43,676           $17.79
                     ---------                                                -------
                     1,262,306            8.46               $11.58           389,514           $ 7.79
                     =========                                                =======

     Employee Stock Purchase Plan. The Company's Employee Stock Purchase Plan (the "Purchase Plan"), was adopted by the Board of Directors on August 2, 1995. A total of 50,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, provides for 24-month offering periods with purchases occurring at six month intervals. The initial offering period commenced on October 23, 1995. The Purchase Plan is administered by the Compensation Committee of the Board. Employees are eligible to participate in the initial

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

offering period if they are employed by the Company for at least 20 hours per week and five months per calendar year. For subsequent offering periods, employees will become eligible to participate if they are employed by the Company for at least 20 hours per week and five months per calendar year and have completed 90 days of service with the Company or any affiliate. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's cash compensation. The price of stock purchased under the Purchase Plan will generally be 85% of the lower of the fair market value of the common stock at the beginning of the 24-month offering period or on the applicable semi-annual purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically following termination of employment with the Company. Each outstanding purchase right will be exercised immediately prior to a merger or consolidation. The Board may amend or terminate the Purchase Plan immediately after the close of any offering period. However, the Board may not materially increase the number of shares of common stock available for issuance or materially modify the eligibility requirements for participation or the benefits available to participants without stockholder approval. The Purchase Plan will terminate in October 2005.

  Pro forma disclosure

     The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the Company's stock option plans during fiscal 1997 and 1996 was $9.22 and $7.00 per share, respectively. The weighted average estimated grant date fair value for purchase awards under the Company's Purchase Plan during fiscal 1997 and 1996 was $5.51 and $10.18, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option and purchase awards. This model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards:

                                                                 YEAR ENDED JUNE 30,
                                                                 -------------------
                                                                  1997         1996
                                                                 ------       ------
            Stock option plans:
            Expected dividend yield............................       0%           0%
            Expected stock price volatility....................      49%          51%
            Risk free interest rate............................    6.52%        5.89%
            Expected life (years)..............................    5.95         6.22

            Stock purchase plan:
            Expected dividend yield............................       0%           0%
            Expected stock price volatility....................      48%          50%
            Risk free interest rate............................    5.30%        5.42%
            Expected life (years)..............................     .25          .65

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  Pro forma net loss and net loss per share

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the Company's net loss and net loss per share would have been increased to the pro forma amounts below (in thousands, expect per share amounts):

                                                               YEAR ENDED JUNE 30,
                                                               -------------------
                                                                1997        1996
                                                               -------     -------
            Net loss as reported.............................  $10,258     $ 8,235
            Pro forma net loss...............................   11,314       8,612
            Net loss per share as reported...................  $  1.11     $  1.05
            Pro forma net loss per share.....................     1.22        1.10

     The pro forma effect on the net loss and net loss per share for 1997 and 1996 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

  Shareholder rights plan

     In April 1997, the Board of Directors approved a shareholder rights plan under which stockholders of record on May 1, 1997 received a right to purchase (a "Right") one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), at an exercise price of $125 per one one-hundredth of a share, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and will become exercisable upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Company's outstanding common stock or
(ii) 10 business days or such later date as may be determined by a majority of the Board of Directors following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding common stock of the Company. The Rights expire at the close of business on April 30, 2007. The Company has designated 120,000 shares of its Preferred Stock as Series A Junior Participating Preferred Stock in connection with this plan.

NOTE 5 -- INCOME TAXES:

     Deferred tax assets are summarized as follows (in thousands):

                                                                    JUNE 30,
                                                               -------------------
                                                                 1997       1996
                                                               --------   --------
            Deferred tax assets:
              Net operating loss carryforwards...............  $ 13,296   $  9,193
              Tax credit carryforwards.......................     1,540      1,300
              Capitalized start-up costs.....................       920        927
              Other..........................................       250        240
                                                               --------   --------
              Gross deferred tax assets......................    16,006     11,660
              Less valuation allowance.......................   (16,006)   (11,660)
                                                               --------   --------
              Net deferred tax assets........................  $     --   $     --
                                                               ========   ========

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     A full valuation allowance has been established for the Company's deferred tax assets since realization of such assets through the generation of future taxable income is uncertain.

     The provision for income taxes differs from the amount determined by applying the US statutory income tax rate to loss before income taxes as summarized below (in thousands):

                                                            YEAR ENDED JUNE 30,
                                                        ---------------------------
                                                         1997      1996      1995
                                                        -------   -------   -------
            Tax benefit at statutory rate.............  $ 3,590   $ 2,882   $ 3,563
            Net operating loss carryforward for which
              no benefit was available................   (3,590)   (2,882)   (3,563)
                                                         ------    ------    ------
                                                        $    --   $    --   $    --
                                                         ======    ======    ======

     At June 30, 1997, the Company had net operating loss carryforwards of approximately $33.0 million for federal and state income tax reporting purposes and tax credit carryforwards of approximately $1.5 million for federal reporting purposes. These amounts expire at various times through 2012.

     Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and tax credit carryovers that can be carried forward may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. Such an ownership change occurred as a result of the Company's initial public offering. As a result, utilization of approximately $17.0 million of the Company's federal and state net operating loss and tax credit carryforwards will be subject to an annual limitation of approximately $4.0 million.

NOTE 6 -- COMMITMENTS:

     The Company leases its facilities under a non-cancelable operating lease which expires in 2001. The Company also leases certain assets under long-term lease agreements that are classified as capital leases. The total amount of assets acquired under capital lease arrangements which is included in property and equipment (Note 2), is as follows (in thousands):

                                                                    JUNE 30,
                                                               -------------------
                                                                1997        1996
                                                               -------     -------
            Equipment........................................  $ 2,542     $ 2,154
            Furniture and fixtures...........................      278         278
            Leasehold improvements...........................    1,050       1,050
                                                               -------     -------
                                                                 3,870       3,482
            Less accumulated depreciation and amortization...   (2,060)     (1,381)
                                                               -------     -------
                                                               $ 1,810     $ 2,101
                                                               =======     =======

     The capital lease agreements require the Company, among other things, to pay insurance and maintenance costs.

                              PHARMACYCLICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     Future minimum lease payments at June 30, 1997 under all non-cancelable operating and capital leases are as follows (in thousands):

                                                               CAPITAL     OPERATING
                          YEAR ENDING JUNE 30,                 LEASES       LEASES
            -------------------------------------------------  -------     ---------
            1998.............................................  $   840      $   407
            1999.............................................      285          392
            2000.............................................      229          371
            Thereafter.......................................       26          572
                                                                ------       ------
                                                                 1,380      $ 1,742
                                                                             ======
            Less amount representing interest................      (82)
                                                                ------
                                                                 1,298
            Less current portion.............................     (768)
                                                                ------
            Long-term portion of capital lease obligations...  $   530
                                                                ======

     Rent expense for the years ended June 30, 1997, 1996 and 1995 was $371,000, $366,000 and $366,000, respectively, and $1,446,000 for the period from inception through June 30, 1997. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid at June 30, 1997.

     The Company has a manufacturing and supply agreement with a third party under which clinical and commercial quantities of a product will be manufactured for the Company for a period of five years. Certain minimum quantities of manufactured product will be required to be purchased by the Company from this party. Upon FDA approval and commercialization of the product, minimum quantities approximate $2,900,000 over the contractual period. In addition, the Company will be obligated to make certain payments to this party for validation, quality assurance and technical services associated with product manufacturing.

NOTE 7 -- LICENSE AND MARKETING AGREEMENTS:

     The Company has entered into two exclusive patent license agreements with UT which permit the Company to exclusively manufacture, use and sell products covered by patents that result from certain research conducted by UT. Each agreement requires the Company to pay royalties to the University. Royalties totaling $275,000 were paid under the agreements through June 30, 1997 in connection with the E-Z-EM, Inc. agreement described below. In connection with the UT License Agreement, the Company has entered into a license agreement with Dr. Stuart W. Young, a co-inventor of GADOLITE, pursuant to which the Company has been granted an exclusive royalty-bearing license to manufacture, use and sell certain products that fall within the scope of the UT agreements.

     In August 1995, the Company entered into an agreement with E-Z-EM, a leading manufacturer and worldwide distributor of oral contrast agents and other products for use in gastrointestinal radiology, for the exclusive marketing and sale of the Company's GADOLITE product in the US In fiscal 1997, the Company entered into a similar agreement with E-Z-EM, Ltd., an affiliate of E-Z-EM, Inc. The Company and E-Z-EM will share equally in profits from the sale of GADOLITE, and the Company may also receive premium payments if certain sales levels are achieved. During the years ended June 30, 1997 and 1996, the Company recorded revenue of $25,000 and $250,000 (net of royalties paid to UT) upon signing these agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 (with respect to Directors) is hereby incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its Annual Meetings of Stockholders to be held on December 17, 1997 (the "Proxy Statement"). The required information concerning MANAGEMENT -- Directors and Executive Officers is contained in Item 1, Part 1 of this Form 10-K under the caption "Directors and Executive Officers" on pages 25 and 26.

     The information required by Section 16(a) is hereby incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference from the information under the caption "Election of Directors, Summary of Cash and Certain Other Compensation, Stock Options, Exercises and Holdings" in the Proxy Statement.

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

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE, EXHIBITS AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS

            See Index to Financial Statements under Item 8.

     (a) 2. FINANCIAL STATEMENT SCHEDULES

            All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

     (b)  REPORTS ON FORM 8-K

            Not Applicable

     (c) Exhibits

     The following documents are referenced or included in this report.

EXHIBIT
NUMBER                                 DESCRIPTION
------     -------------------------------------------------------------------
 3.1       Restated Certificate of Incorporation of the Company...............
 3.2       Amended and Restated Bylaws of the Company (Incorporated by
           reference to Exhibit 3.2 to the Company's Registration Statement on
           Form S-1, Commission File No. 33-96048)............................
 3.3       Certificate of Designation of Series A Junior Participating
           Preferred Stock of the Company.....................................
 4.1       Amended and Restated Investors' Rights Agreement between the
           Company and the investors specified therein dated July 31, 1995
           (Incorporated by reference to Exhibit 4.1 to the Company's
           Registration Statement on Form S-1, Commission File No.
           33-96048)..........................................................
 4.2       Specimen Certificate of the Company's Common Stock (Incorporated by
           reference to Exhibit 4.2 to the Company's Registration Statement on
           Form S-1, Commission File No. 33-96048)............................
10.1       Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference to
           Exhibit 10.1 to the Company's Registration Statement on Form S-1,
           Commission File No. 33-96048)......................................
10.2       Series C Stock Purchase Agreement dated as of June 13, 1994 between the Company and the investors specified therein (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement
           on Form S-1, Commission File No. 33-96048).........................
10.3       Investment Agreement dated as of July 31, 1995 between the Company and the investors specified therein (Incorporated by reference to
           Exhibit 10.5 to the Company's Registration Statement on Form S-1,
           Commission File No. 33-96048)......................................
10.4       Form of Series C Preferred Stock Purchase Warrant dated as of July
           31, 1995 issued by the Company to the investors listed on Schedule
           A thereto (Incorporated by reference to Exhibit 10.6 to the
           Company's Registration Statement on Form S-1, Commission File No.
           33-96048)..........................................................

EXHIBIT
NUMBER                                 DESCRIPTION
------     -------------------------------------------------------------------
10.5       Master Lease and Warrant Agreements entered into between the
           Company and Comdisco, Inc. dated as of July 22, 1992, July 30,
           1992, March 31, 1993, June 24, 1993 and October 3, 1994,
           respectively (Incorporated by reference to Exhibit 10.7 to the
           Company's Registration Statement on Form S-1, Commission File No.
           33-96048)..........................................................
10.6*      Patent License Agreement entered into between the Company and The
           University of Texas, Austin dated entered into on or about July 1,
           1991 (Incorporated by reference to Exhibit 10.8 to the Company's
           Registration Statement on Form S-1, Commission File No.
           33-96048)..........................................................
10.7*      Patent License Agreement entered into between the Company and The
           University of Texas, Dallas dated as of July 1, 1992, as amended by the Patent License Agreement dated May 27, 1993 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement
           on Form S-1, Commission File No. 33-96048).........................
10.8*      Patent License Agreement entered into between the Company and
           Stuart W. Young dated as of October 15, 1992 (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement
           on Form S-1, Commission File No. 33-96048).........................
10.9       Lease Agreement entered into between the Company and New England
           Mutual Life Insurance Company dated as of June 17, 1993, as amended on July 22, 1993, and as further amended on March 1, 1994
           (Incorporated by reference to Exhibit 10.11 to the Company's
           Registration Statement on Form S-1, Commission File No.
           33-96048)..........................................................
10.10      Supply Agreement entered into between the Company and Glaxo
           Wellcome Co. (f/k/a Burroughs Wellcome Co.) dated as of March 1,
           1995 (Incorporated by reference to Exhibit 10.14 to the Company's
           Registration Statement on Form S-1, Commission File No.
           33-96048)..........................................................
10.11*     License Agreement entered into between the Company and Cook,
           Incorporated dated as of April 4, 1995 (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form
           S-1, Commission File No. 33-96048).................................
10.12*     License and Supply Agreement entered into between the Company and
           E-Z-EM, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form
           S-1, Commission File No. 33-96048).................................
10.13      The Company's 1995 Stock Option Plan (Incorporated by reference to
           Exhibit 99.1 to the Company's Registration Statement on Form S-8,
           Commission File No. 333-21551).....................................
10.14      The Company's 1995 Non-Employee Directors' Stock Option Plan
           (Incorporated by reference to Exhibit 99.7 to the Company's
           Registration Statement on Form S-8, Commission File No.
           33-98514)..........................................................
10.15      The Company's Employee Stock Purchase Plan (Incorporated by
           reference to Exhibit 99.11 to the Company's Registration Statement
           on Form S-8, Commission File No. 33-98514).........................
10.16      Employment Agreement entered into between the Company and Richard
           A. Miller, M.D. dated as of June 10, 1992 (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement
           on Form S-1, Commission File No. 33-96048).........................

EXHIBIT
NUMBER                                 DESCRIPTION
------     -------------------------------------------------------------------
10.17      Employment Agreement entered into between the Company and Marc L.
           Steuer dated as of October 31, 1994 (Incorporated by reference to
           Exhibit 10.20 to the Company's Registration Statement on Form S-1,
           Commission File No. 33-96048)......................................
10.18      Employment Agreement entered into between the Company and William
           C. Dow, Ph.D. dated as of May 20, 1992, as amended by a letter agreement dated July 8, 1992 (Incorporated by reference to Exhibit
           10.21 to the Company's Registration Statement on Form S-1,
           Commission File No. 33-96048)......................................
10.19      Employment Agreement entered into between the Company and Stuart W.
           Young, M.D. dated as of April 19, 1993 (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form
           S-1, Commission File No. 33-96048).................................
10.20      Promissory Notes issued by the Company to Stuart W. Young, M.D.
           dated as of September 1994 and April 1995, in the amounts of
           $65,000 and $30,000, respectively (Incorporated by reference to
           Exhibit 10.24 to the Company's Registration Statement on Form S-1,
           Commission File No. 33-96048)......................................
10.21*     Master Process Development and Supply Agreement dated September 6,
           1996 entered into between the Company and Hoechst Celanese
           Corporation (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended
           June 30, 1996).....................................................
10.22      Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (Incorporated by reference to Exhibit
           99.2 to the Company's Registration Statement on Form S-8,
           Commission File No. 33-98514)......................................
10.23      Form of Stock Option Agreement (Incorporated by reference to
           Exhibit 99.3 to the Company's Registration Statement on Form S-8,
           Commission File No. 33-98514)......................................
10.24      Form of Addendum to Stock Option Agreement (Limited Stock
           Appreciate Right) (Incorporated by reference to Exhibit 99.4 to the
           Company's Registration Statement on Form S-8, Commission File No.
           33-98514)..........................................................
10.25      Form of Addendum to Stock Option Agreement (Special Tax Election)
           (Incorporated by reference to Exhibit 99.5 to the Company's
           Registration Statement on Form S-8, Commission File No.
           33-98514)..........................................................
10.26      Form of Addendum to Stock Option Agreement (Involuntary Termination
           following Change in Control) (Incorporated by reference to Exhibit
           99.6 to the Company's Registration Statement on Form S-8,
           Commission File No. 33-98514)......................................
10.27      Form of Notice of Grant of Automatic Stock Option (Initial Grant)
           (Incorporated by reference to Exhibit 99.8 to the Company's
           Registration Statement on Form S-8, Commission File No.
           33-98514)..........................................................
10.28      Form of Notice of Grant of Automatic Stock Option (Annual Grant)
           (Incorporated by reference to Exhibit 99.9 to the Company's
           Registration Statement on Form S-8, Commission File No.
           33-98514)..........................................................
10.29      Form of Non-Employee Director Stock Option Agreement (Incorporated
           by reference to Exhibit 99.10 to the Company's Registration
           Statement on Form S-8, Commission File No. 33-98514)...............

EXHIBIT
NUMBER                                 DESCRIPTION
------     -------------------------------------------------------------------
10.30      Form of Employee Stock Purchase Plan Enrollment/Change Form
           (Incorporated by reference to Exhibit 99.12 to the Company's
           Registration Statement on Form S-8, Commission File No.
           33-98514)..........................................................
10.31      Form of Stock Purchase Agreement (Incorporated by reference to
           Exhibit 99.13 to the Company's Registration Statement on Form S-8,
           Commission File No. 33-98514)......................................
10.32      Form of Special Officer Participation Form (Incorporated by
           reference to Exhibit 99.14 to the Company's Registration Statement
           on Form S-8, Commission File No. 33-98514).........................
10.33      Common Stock Purchase Agreement dated November 11, 1996, by and among the Company and the persons listed on Schedule 1 thereto
           (Incorporated by Referenced to Exhibit 10.1 to the Company's
           Registration Statement on Form S-1, Commission File No.
           333-22747).........................................................
10.34      Common Stock Purchase Agreement dated February 21, 1997, by and among the Company and the persons listed on Schedule 1 thereto
           (Incorporated by Referenced to Exhibit 10.1 to the Company's
           Registration Statement on Form S-1, Commission File No.
           333-22747).........................................................
11.1       Computation of Net Loss and Pro Forma Net Loss per Share...........
23.1       Consent of Price Waterhouse LLP, Independent Accountants...........
24.1       Power of Attorney (see page 54)....................................
27         Financial Data Schedule............................................

---------------

* Confidential treatment has been granted as to certain portions of this agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 23, 1997

                                          PHARMACYCLICS, INC.

                                          By:     /s/ RICHARD A. MILLER
                                            ------------------------------------
                                                  Richard A. Miller, M.D.
                                               President and Chief Executive
                                                           Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Richard A. Miller and Marc
L. Steuer, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------  -------------------

            /s/ RICHARD A. MILLER              President and Chief            September 23, 1997
---------------------------------------------  Executive Officer and
           Richard A. Miller, M.D.             Director (Principal
                                               Executive Officer)

             /s/ MARC L. STEUER                Vice President, Business       September 23, 1997
---------------------------------------------  Development and Chief
               Marc L. Steuer                  Financial Officer (Principal
                                               Financial Officer)
           /s/ CHERYL B. JASZEWSKI             Vice President, Finance and    September 23, 1997
---------------------------------------------  Administration (Principal
             Cheryl B. Jaszewski               Accounting Officer)

             /s/ THOMAS D. KILEY               Director                       September 23, 1997
---------------------------------------------
               Thomas D. Kiley

             /s/ JOSEPH S. LACOB               Director                       September 23, 1997
---------------------------------------------
               Joseph S. Lacob

                                               Director                       September   , 1997
---------------------------------------------
            Patrick F. Latterell

            /s/ JOSEPH C. SCODARI              Director                       September 23, 1997
---------------------------------------------
              Joseph C. Scodari

             /s/ CRAIG C. TAYLOR               Director                       September 23, 1997
---------------------------------------------
               Craig C. Taylor

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
------     -------------------------------------------------------------------
 3.1       Restated Certificate of Incorporation of the Company...............
 3.2       Amended and Restated Bylaws of the Company (Incorporated by
           reference to Exhibit 3.2 to the Company's Registration Statement on
           Form S-1, Commission File No. 33-96048)............................
 3.3       Certificate of Designation of Series A Junior Participating
           Preferred Stock of the Company.....................................
 4.1       Amended and Restated Investors' Rights Agreement between the
           Company and the investors specified therein dated July 31, 1995
           (Incorporated by reference to Exhibit 4.1 to the Company's
           Registration Statement on Form S-1, Commission File No.
           33-96048)..........................................................
 4.2       Specimen Certificate of the Company's Common Stock (Incorporated by
           reference to Exhibit 4.2 to the Company's Registration Statement on
           Form S-1, Commission File No. 33-96048)............................
10.1       Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference to
           Exhibit 10.1 to the Company's Registration Statement on Form S-1,
           Commission File No. 33-96048)......................................
10.2       Series C Stock Purchase Agreement dated as of June 13, 1994 between the Company and the investors specified therein (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement
           on Form S-1, Commission File No. 33-96048).........................
10.3       Investment Agreement dated as of July 31, 1995 between the Company and the investors specified therein (Incorporated by reference to
           Exhibit 10.5 to the Company's Registration Statement on Form S-1,
           Commission File No. 33-96048)......................................
10.4       Form of Series C Preferred Stock Purchase Warrant dated as of July
           31, 1995 issued by the Company to the investors listed on Schedule
           A thereto (Incorporated by reference to Exhibit 10.6 to the
           Company's Registration Statement on Form S-1, Commission File No.
           33-96048)..........................................................
10.5       Master Lease and Warrant Agreements entered into between the
           Company and Comdisco, Inc. dated as of July 22, 1992, July 30,
           1992, March 31, 1993, June 24, 1993 and October 3, 1994,
           respectively (Incorporated by reference to Exhibit 10.7 to the
           Company's Registration Statement on Form S-1, Commission File No.
           33-96048)..........................................................
10.6*      Patent License Agreement entered into between the Company and The
           University of Texas, Austin dated entered into on or about July 1,
           1991 (Incorporated by reference to Exhibit 10.8 to the Company's
           Registration Statement on Form S-1, Commission File No.
           33-96048)..........................................................
10.7*      Patent License Agreement entered into between the Company and The
           University of Texas, Dallas dated as of July 1, 1992, as amended by the Patent License Agreement dated May 27, 1993 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement
           on Form S-1, Commission File No. 33-96048).........................

EXHIBIT
NUMBER                                 DESCRIPTION
------     -------------------------------------------------------------------
10.8*      Patent License Agreement entered into between the Company and
           Stuart W. Young dated as of October 15, 1992 (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement
           on Form S-1, Commission File No. 33-96048).........................
10.9       Lease Agreement entered into between the Company and New England
           Mutual Life Insurance Company dated as of June 17, 1993, as amended on July 22, 1993, and as further amended on March 1, 1994
           (Incorporated by reference to Exhibit 10.11 to the Company's
           Registration Statement on Form S-1, Commission File No.
           33-96048)..........................................................
10.10      Supply Agreement entered into between the Company and Glaxo
           Wellcome Co. (f/k/a Burroughs Wellcome Co.) dated as of March 1,
           1995 (Incorporated by reference to Exhibit 10.14 to the Company's
           Registration Statement on Form S-1, Commission File No.
           33-96048)..........................................................
10.11*     License Agreement entered into between the Company and Cook,
           Incorporated dated as of April 4, 1995 (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form
           S-1, Commission File No. 33-96048).................................
10.12*     License and Supply Agreement entered into between the Company and
           E-Z-EM, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form
           S-1, Commission File No. 33-96048).................................
10.13      The Company's 1995 Stock Option Plan (Incorporated by reference to
           Exhibit 99.1 to the Company's Registration Statement on Form S-8,
           Commission File No. 333-21551).....................................
10.14      The Company's 1995 Non-Employee Directors' Stock Option Plan
           (Incorporated by reference to Exhibit 99.7 to the Company's
           Registration Statement on Form S-8, Commission File No.
           33-98514)..........................................................
10.15      The Company's Employee Stock Purchase Plan (Incorporated by
           reference to Exhibit 99.11 to the Company's Registration Statement
           on Form S-8, Commission File No. 33-98514).........................
10.16      Employment Agreement entered into between the Company and Richard
           A. Miller, M.D. dated as of June 10, 1992 (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement
           on Form S-1, Commission File No. 33-96048).........................
10.17      Employment Agreement entered into between the Company and Marc L.
           Steuer dated as of October 31, 1994 (Incorporated by reference to
           Exhibit 10.20 to the Company's Registration Statement on Form S-1,
           Commission File No. 33-96048)......................................
10.18      Employment Agreement entered into between the Company and William
           C. Dow, Ph.D. dated as of May 20, 1992, as amended by a letter agreement dated July 8, 1992 (Incorporated by reference to Exhibit
           10.21 to the Company's Registration Statement on Form S-1,
           Commission File No. 33-96048)......................................
10.19      Employment Agreement entered into between the Company and Stuart W.
           Young, M.D. dated as of April 19, 1993 (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form
           S-1, Commission File No. 33-96048).................................

EXHIBIT
NUMBER                                 DESCRIPTION
------     -------------------------------------------------------------------
10.20      Promissory Notes issued by the Company to Stuart W. Young, M.D.
           dated as of September 1994 and April 1995, in the amounts of
           $65,000 and $30,000, respectively (Incorporated by reference to
           Exhibit 10.24 to the Company's Registration Statement on Form S-1,
           Commission File No. 33-96048)......................................
10.21*     Master Process Development and Supply Agreement dated September 6,
           1996 entered into between the Company and Hoechst Celanese
           Corporation (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended
           June 30, 1996).....................................................
10.22      Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (Incorporated by reference to Exhibit
           99.2 to the Company's Registration Statement on Form S-8,
           Commission File No. 33-98514)......................................
10.23      Form of Stock Option Agreement (Incorporated by reference to
           Exhibit 99.3 to the Company's Registration Statement on Form S-8,
           Commission File No. 33-98514)......................................
10.24      Form of Addendum to Stock Option Agreement (Limited Stock
           Appreciate Right) (Incorporated by reference to Exhibit 99.4 to the
           Company's Registration Statement on Form S-8, Commission File No.
           33-98514)..........................................................
10.25      Form of Addendum to Stock Option Agreement (Special Tax Election)
           (Incorporated by reference to Exhibit 99.5 to the Company's
           Registration Statement on Form S-8, Commission File No.
           33-98514)..........................................................
10.26      Form of Addendum to Stock Option Agreement (Involuntary Termination
           following Change in Control) (Incorporated by reference to Exhibit
           99.6 to the Company's Registration Statement on Form S-8,
           Commission File No. 33-98514)......................................
10.27      Form of Notice of Grant of Automatic Stock Option (Initial Grant)
           (Incorporated by reference to Exhibit 99.8 to the Company's
           Registration Statement on Form S-8, Commission File No.
           33-98514)..........................................................
10.28      Form of Notice of Grant of Automatic Stock Option (Annual Grant)
           (Incorporated by reference to Exhibit 99.9 to the Company's
           Registration Statement on Form S-8, Commission File No.
           33-98514)..........................................................
10.29      Form of Non-Employee Director Stock Option Agreement (Incorporated
           by reference to Exhibit 99.10 to the Company's Registration
           Statement on Form S-8, Commission File No. 33-98514)...............
10.30      Form of Employee Stock Purchase Plan Enrollment/Change Form
           (Incorporated by reference to Exhibit 99.12 to the Company's
           Registration Statement on Form S-8, Commission File No.
           33-98514)..........................................................
10.31      Form of Stock Purchase Agreement (Incorporated by reference to
           Exhibit 99.13 to the Company's Registration Statement on Form S-8,
           Commission File No. 33-98514)......................................
10.32      Form of Special Officer Participation Form (Incorporated by
           reference to Exhibit 99.14 to the Company's Registration Statement
           on Form S-8, Commission File No. 33-98514).........................
10.33      Common Stock Purchase Agreement dated November 11, 1996, by and among the Company and the persons listed on Schedule 1 thereto
           (Incorporated by Referenced to Exhibit 10.1 to the Company's
           Registration Statement on Form S-1, Commission File No.
           333-22747).........................................................

EXHIBIT
NUMBER                                 DESCRIPTION
------     -------------------------------------------------------------------
10.34      Common Stock Purchase Agreement dated February 21, 1997, by and among the Company and the persons listed on Schedule 1 thereto
           (Incorporated by Referenced to Exhibit 10.1 to the Company's
           Registration Statement on Form S-1, Commission File No.
           333-22747).........................................................
11.1       Computation of Net Loss and Pro Forma Net Loss per Share...........
23.1       Consent of Price Waterhouse LLP, Independent Accountants...........
24.1       Power of Attorney (see page 54)....................................
27         Financial Data Schedule............................................

---------------

* Confidential treatment has been granted as to certain portions of this agreement.