Form 10-Q
period 1997-09-30
PHARMACYCLICS INC
filed 1997-11-13
CIK 949699

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                        Commission File Number: 000-27066


                               PHARMACYCLICS, INC.
             (Exact name of Registrant as specified in its charter)


              Delaware                                     94-3148201
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization                       Identification No.)


995 E. Arques Avenue, Sunnyvale, CA                        94086-4521
(Address of principal executive offices)                   (zip code)


Registrant's telephone number, including area code:(408) 774-0330



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ].

As of September 30, 1997, there were 10,140,287 shares of the Registrant's Common Stock outstanding, par value $0.0001.

                               PHARMACYCLICS, INC.
                                TABLE OF CONTENTS

                                                                                 PAGE NUMBER
PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements (unaudited)

               Condensed Balance Sheet as of September 30, 1997 and
               June 30, 1997........................................................  3

               Condensed Statement of Operations for the three months ended
               September 30, 1997 and 1996..........................................  4

               Condensed Statement of Cash Flows for the three months ended
               September 30,1997 and 1996...........................................  5

               Notes to Condensed Financial Statements..............................  6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations and Factors that May Affect
               Future Operating Results.............................................  7

PART II.  OTHER INFORMATION

        Item 1. Legal Proceedings................................................... 20

        Item 2. Changes in Securities............................................... 20

        Item 3. Defaults Upon Senior Securities..................................... 20

        Item 4. Submission of Matters to a Vote of Security Holders................. 20

        Item 5. Other Information................................................... 20

        Item 6. Exhibits and Reports on Form 8-K.................................... 20

SIGNATURES.......................................................................... 21

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                               PHARMACYCLICS, INC.
                          (a development stage company)
                             CONDENSED BALANCE SHEET
                            (in thousands, unaudited)

                                                                       September 30,         June 30,
                                                                           1997               1997
                                                                       -------------        ---------
ASSETS
     Current assets:
         Cash and cash equivalents                                        $21,212           $15,869
         Short-term investments                                             3,025            14,958
         Prepaid expenses                                                     202               216
                                                                          -------           -------
            Total current assets                                           24,439            31,043
     Long-term investments                                                  9,605             6,103
     Property and equipment, net                                            2,296             2,504
     Other assets                                                              57                57
                                                                          -------           -------
                                                                          $36,397           $39,707
                                                                          =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
         Accounts payable                                                 $   830           $ 1,323
         Accrued liabilities                                                  298               311
         Current portion of capital lease obligations                         559               768
                                                                          -------           -------
            Total current liabilities                                       1,687             2,402
     Capital lease obligations                                                478               530
     Deferred rent                                                             69                79
                                                                          -------           -------
            Total liabilities                                               2,234             3,011
                                                                          -------           -------
     Stockholders' equity:
         Convertible preferred stock                                            -                 -
         Common stock                                                           1                 1
         Additional paid-in capital                                        75,033            74,911
         Accumulated deficit                                             (40,871)          (38,216)
                                                                          -------           -------
            Total stockholders' equity                                     34,163            36,696
                                                                          -------           -------
                                                                          $36,397           $39,707
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

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF OPERATIONS
                (in thousands, except per share data, unaudited)

                                                   Three Months Ended
                                                     September 30,
                                               -------------------------
                                                 1997             1996
                                               -------           -------
Revenues:
     License and grant revenues                $     -           $     -
                                               -------           -------
Operating expenses:
     Research and development                    2,765             2,456
     General and administrative                    388               637
                                               -------           -------
         Total operating expenses                3,153             3,093
                                               -------           -------
Loss from operations                            (3,153)           (3,093)
Interest income/(expense), net                     498               213
                                               -------           -------
Net loss                                        (2,655)          $(2,880)
                                               =======           =======

Net loss per share (Note 2)                    $ (0.26)          $ (0.34)
                                               =======           =======
Weighted average common and
common equivalent shares (Note 2)               10,117             8,552
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

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)

                                                                            Three Months Ended
                                                                               September 30,
                                                                         -------------------------
                                                                          1997              1996
                                                                         --------         --------
Cash flows from operating activities:
Net loss                                                                 $(2,655)         $ (2,880)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                           203               193
     Write-down of equipment                                                 188                 -
     Changes in assets and liabilities:
         Prepaid expenses and other assets                                    14               206
         Accounts payable                                                   (493)               34
         Accrued liabilities                                                 (13)               18
         Deferred rent                                                       (10)               (4)
                                                                         -------          --------
Net cash used in operating activities                                     (2,766)           (2,433)

Cash flows from investing activities:
     Purchase of equipment                                                  (183)                -
     Purchase of short-term investments                                       -            (11,571)
     Purchase of long-term investments                                    (3,502)
     Proceeds from the sale of short-term investments                     11,933             4,039
                                                                         -------          --------
Net cash provided by (used in) investing activities                        8,248            (7,532)

Cash flows from financing activities:
     Payments under capital lease obligations                               (261)             (259)
     Issuance of common stock, net of issuance costs                         122                21
                                                                         -------          --------
Net cash provided by (used in) financing activities                         (139)             (238)

Net increase (decrease) in cash and cash equivalents                       5,343           (10,203)
Cash and cash equivalents at the beginning of the period                  15,869            13,950
                                                                         -------          --------
Cash and cash equivalents at the end of the period                       $21,212          $  3,747
                                                                         =======          ========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                              $    33          $     67
     Equipment acquired under capital lease obligations                  $     -          $    178



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the "Company" or "Pharmacyclics") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 1997.

The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 1998 or for any other future period.

NOTE 2 - NET LOSS PER SHARE
Net loss per share for the three months ended September 30, 1997 and 1996 is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents have been excluded from this computation as their effect would be antidilutive.

NOTE 3 - PRIVATE EQUITY PLACEMENT
On November 11, 1996, Pharmacyclics sold 580,000 shares of unregistered common stock to a single purchaser in a private placement. The shares were sold at a price of $14.00 per share and no commissions were paid on the transaction. On February 21, 1997, Pharmacyclics sold 862,190 shares of unregistered common stock to four purchasers in a private placement. The shares were sold at $19.05 per share and no commission was paid on the transaction. Resale of shares acquired in both placements were registered through a registration statement on Form S-3 declared effective on April 22, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OR OPERATIONS AND FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested on this report as a result of the risk factors set forth below under the caption "Factors That May Affect Future Operating Results" and elsewhere in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

RESULTS OF OPERATIONS
Revenues
Since inception, Pharmacyclics has received only limited revenues and no revenues from product sales. For the quarters ended September 30, 1997 and 1996, no revenue was recognized.

Research and Development Research and Development expenses increased 13% for the three months ended September 30, 1997 compared to the same period of the prior fiscal year. Spending totaled $2.8 million, $309,000 higher than the three months ended September 30, 1996. The increase is the result of costs incurred related to the development of light supply and delivery devices for use with the Company's photosensitizing drugs, as well as a write down of certain R&D equipment.

Spending on clinical trials was basically similar during the first quarter of both fiscal years. During the first quarter of fiscal 1998, the Phase Ib portion of the Gd-Tex radiation sensitizer clinical trial was completed and the Phase II portion began. The Lu-Tex Phase II trial for recurrent breast cancer began during the quarter. During the same period ending on September 30,1996, the Phase I clinical trial for Gd-Tex was completed and the Phase I clinical trial for Lu-Tex was initiated.

General and Administrative
General and administrative expenses for the three months ended September 30, 1997 were $388,000 compared to $637,000 during the same period in the prior fiscal year, a decrease of 39%. The expenses during the prior fiscal year include approximately $300,000 of financing costs incurred during the first quarter.

Interest and Other Income
Interest income, net of interest expense, totaled $498,000 for the three months ended September 30, 1997 compared to $213,000 for the same period in the prior fiscal year. Interest expense decreased over $30,000 as the Company's equipment lease lines matured. This interest expense reduction plus earnings on proceeds from private placements completed in November 1996 and February 1997 yielded the increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES
The Company has financed its operations since inception through September 30, 1997 primarily through the private and public sale of equity securities, payments under third party agreements, and proceeds from lease lines of credit.

As of September 30, 1997, the Company had approximately $33.8 million in cash, cash equivalents and investments. Net cash used in operating activities of $2.8 million during the three months ended September 30, 1997 resulted primarily from the net loss incurred during that period net of decreases in prepaid expenses and depreciation expense and accounts payable.

Net cash used in operating activities of $2.4 million during the three months ended September 30, 1996 reflects the net loss of $2.9 million, partially offset by non-cash depreciation charges and a decrease in prepaid expenses and other assets.

Cash provided by investing activities of $8.2 million for the three months ended September 30, 1997 consisted primarily of sales of short-term investments partially offset by purchases of long-term investments. Cash used in investing activities of $7.5 million for the three months ended September 30, 1996 consist primarily of purchases of short-term investments, net of sales.

The Company expects to incur ongoing levels of expenditures which may not only fluctuate from quarter to quarter, but which are expected to increase as the levels of clinical activity for the Company's products increases. As a result, the Company expects to report increased expenses for research and development and general and administrative activities for at least the next several years., The Company currently anticipates, based upon the current status of its product development and commercialization plans, that its cash, cash equivalents, and investments will provide funding for the Company's operating expenses through at least mid-calendar 1999.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT
To achieve profitable operations, the Company, alone or with collaborative partners, must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute its products. The time frame necessary to achieve these goals for any individual product is long and uncertain. Most of the products currently under development by the Company will require significant additional research and development, preclinical and clinical testing and regulatory approval prior to commercialization. Additionally, any product the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. There can be no assurance that the Company's products will prove to be effective or that physicians, patients, or clinical or hospital laboratories will accept the Company's products as readily as other forms of diagnosis and treatment or as readily as other newly developed therapeutic products and diagnostic imaging techniques or that the costs thereof will be reimbursed by health care payors. There can be no assurance that any of the Company's product development efforts will be successfully completed, that regulatory clearances will be obtained, that the Company's products will be capable of being produced in commercial quantities at reasonable cost or that any products, if introduced, will achieve market acceptance.

UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS
Pharmacyclics has conducted and plans to continue extensive and costly clinical testing to assess the safety and efficacy of its potential products. There can be no assurance that the Company will be permitted to undertake or continue its intended clinical trials for any of its products, or if permitted, that such products will be shown to be safe and efficacious. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of the patient population, proximity of patients to clinical sites and eligibility criteria for the study. Delays in patient enrollment will result in increased costs and delays, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Food and Drug Adminstraton ("FDA") may suspend clinical trials at any time if, among other reasons, it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Success in preclinical or early stage clinical trials does not assure success in later-stage clinical trials. Data obtained from preclinical and clinical activities may not be predictive of results that will be obtained in later stage trials and such data are susceptible to varying interpretations which could delay, limit or prevent regulatory approval.

NO ASSURANCE OF PRODUCT APPROVAL
To date, none of the Company's products has been approved for sale, or marketed, in the U.S. or any international market. Satisfaction of regulatory requirements of the FDA, or similar requirements by foreign regulatory agencies, typically takes several years, and the time needed to satisfy them may vary substantially based upon the type, complexity and novelty of the pharmaceutical product. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by the Company on a timely basis, if at all. The Company submitted an New Drug Application ("NDA") for GADOLITE in September 1995 and received an "approvable" letter in December 1996 which included a number of issues that must be addressed by the Company. The Company is in the process of addressing these issues, which are expected to require at least 18 months to resolve before GADOLITE can be successfully manufactured and marketed. There can be no assurance that the FDA will decide that the NDA satisfies the criteria for approval. In addition, in June 1996 the Company filed a Market Authorization Application ("MAA") with the Medicines Control Agency in the United Kingdom ("UK") for authorization to market GADOLITE. The Company will not market GADOLITE in Europe until all issues with the product are resolved with the FDA. Although the process for regulatory approval in Western Europe is similar to that in the United States ("U.S."), there are numerous and sometimes unique risks associated with the approval of an MAA. There can be no assurance that authorization to market GADOLITE in other member states would be granted under the European Union's mutual recognition procedure.

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

In addition to the drug approval requirements applicable to the Company's Lu-Tex and ANTRIN(TM) products for photosensitization of certain cancers and atherosclerosis, the Company will also need to obtain the approval of the FDA and other foreign regulatory authorities for the laser, light emitting diode ("LED") or associated light delivery devices used in such treatments. Such device approval requires additional regulatory submissions both by the Company and by the manufacturers of such devices that must include clinical data obtained from the use of such light delivery devices for photodynamic therapy, and may result in additional delays or difficulties in obtaining approval for the use of Lu-Tex or ANTRIN(TM) as photosensitizers. Manufacturers of such light delivery devices currently are under no obligation to the Company to file or pursue such applications and any delay or refusal on their part to do so could have a material adverse affect on the Company.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY
The Company has incurred operating losses since its inception in 1991 and, as of September 30, 1997, had an accumulated deficit of approximately $40.9 million. The Company expects to continue to incur significant operating losses over the next several years, as it continues to incur increasing costs of research and development, clinical and manufacturing activities. The Company's ability to achieve profitability is dependent upon its ability, alone or with others, to successfully complete the development of its proposed products, obtain the required regulatory clearances and manufacture and market its proposed products. To date, the Company has not generated revenue from the commercial sale of its products and does not expect to receive any such revenue in the near future. All revenues to date have resulted from license and milestone payments and funding from a government research grant.

GOVERNMENT REGULATION
The manufacture and marketing of the Company's products and its research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the U.S. and abroad. Before receiving FDA clearance to market a product, the Company will have to demonstrate that the product is safe and effective. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. Data obtained from clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Similar delays also may be encountered in foreign countries. There can be no assurance that requisite FDA approvals or those of foreign regulatory authorities will be obtained on a timely basis, if at all, or that any approvals granted will cover the clinical indications for which the Company may seek approval. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown issues with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Failure to obtain or maintain requisite governmental approvals, failure to obtain approvals of the clinically intended uses or the identification of adverse side effects of the Company's products under development could delay or preclude the Company from further developing a particular product or from marketing its products, or could limit the commercial use of its products, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

Manufacturers of drugs also are required to comply with the applicable FDA good manufacturing practice ("GMP") regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA, including unannounced inspection, and must be licensed before they can be used in commercial manufacturing of the Company's products. There can be no assurance that the Company or its present or future suppliers will be able to comply with the applicable GMP regulations and other FDA regulatory requirements.

LIMITED MANUFACTURING AND MARKETING EXPERIENCE
The Company must manufacture its products in commercial quantities either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. Except for Gd-Tex, Lu-Tex and ANTRIN(TM) bulk drug substances, which are the subject of a manufacturing and supply agreement with Celanese, and GADOLITE, which has been the subject of a manufacturing and supply agreement with Glaxo, which agreement is subject to termination because of delay in FDA approval and is currently being renegotiated, the Company does not have access to the manufacturing capacity necessary to provide clinical and commercial quantities of the Company's products. The Company may choose to change manufacturing sources for GADOLITE, however, no assurance can be given that such a manufacturing change can be effected without a material adverse effect on the Company's approval and commercialization plans for GADOLITE. Access to such manufacturing capacity is necessary for the Company to conduct clinical trials, obtain regulatory approval and commercialize its products. The Company is engaged in preliminary discussions with a number of manufacturers of parenteral products regarding process development and validation, filling, labeling and packaging of the finished dosage form of Gd-Tex , Lu-Tex and ANTRIN(TM). A failure to successfully complete such agreement, or the GADOLITE agreement, could, if the Company could not locate alternate manufacturing capabilities, have a material adverse impact on the Company's business, financial condition and results of operations. Prior to regulatory approval of the Company's products under development, the Company intends to negotiate supply agreements with manufacturers who will have the ability to manufacture, fill, label and package such materials prior to commercial introduction of such products. There are, however, only a limited number of contract manufacturers that operate under current federal and state GMP regulations and are capable of manufacturing the Company's products. Accordingly, there can be no assurance that the Company will be able to enter into supply agreements on commercially acceptable terms or with manufacturers who will be able to deliver supplies in appropriate quantity and quality to develop and commercialize its products. Any interruption of supply of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company also has entered into a sales and distribution agreement with E-Z-EM, Ltd. and E-Z-EM, Inc., respectively, for European and North American sales, marketing and distribution of GADOLITE. This agreement may be terminated by E-Z-EM at its election and if so terminated without a replacement agreement, significant additional resources would be required to develop a GADOLITE sales force. There can be no assurance that the Company will be able to establish such a sales force or enter into other co-promotion or distribution agreements. In addition, the Company currently has no arrangement for the sale and distribution of any of its other products under development except for an agreement with Nycomed Imaging AS signed in October 1997. The agreement relates to sales and marketing of Lu-Tex for cancer therapy in Europe and certain other countries.

The Company has no expertise in the development of light sources and associated light delivery devices required for the Company's photoangioplasty and photodynamic therapy products under development. Successful development, manufacturing, approval and distribution of the Company's photosensitization products will require third party participation for the required light sources, associated light delivery devices and other equipment. The Company currently obtains lasers from Coherent and Laserscope, LEDs from Quantum, and cylindrically diffusing light fibers from Rare Earth Medical ("REM") on a purchase order basis, and such entities are under no obligation to continue to deliver light devices on an ongoing basis. Failure to maintain such relationships may require the Company to develop additional sources which may require additional regulatory approvals and could materially delay commercialization of the Company's Lu-Tex and ANTRIN(TM) products under development. There can be no assurance that the Company will be able to establish or maintain relationships with other sources on a commercially reasonable basis, if at all, or that the enabling devices will receive regulatory approval for use in photoangioplasty or photodynamic therapy.

RELIANCE ON THIRD PARTY RELATIONSHIPS
The Company's strategy for product commercialization requires arrangements with corporate and other collaborators to conduct clinical trials and to manufacture, distribute and market the Company's products. The Company will be dependent upon these outside parties performing their responsibilities. There can be no assurance that such parties will perform their obligations as expected or that the Company's reliance on others for the clinical development, manufacturing, distribution and marketing of its products will not result in unforeseen difficulties. The Company does not have the ability to conduct these development activities in-house. If one or more collaborative relationships were terminated or the collaborators did not perform up to expectations, the clinical development of the Company's product candidates would likely be delayed and could be substantially impaired, depending on the availability and quality of substitute development capabilities. In addition to its collaborations in the manufacturing area and in the development of light delivery devices and other equipment, the Company is also dependent upon its recent collaboration with Nycomed for development of its Lutetium texaphyrin product.

RAPID TECHNOLOGICAL CHANGE AND SUBSTANTIAL COMPETITION
The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than the Company, as well as substantially more marketing, manufacturing, financial and managerial resources, and represent significant competition for the Company. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large collaborating partners could increase such competitors' financial, marketing, manufacturing and other resources. There can be no assurance that developments of others will not render the Company's products or technologies noncompetitive or obsolete, or that the Company will be able to keep pace with technological developments or other market factors. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar diagnostic, imaging and/or therapeutic effects than products being developed by the Company. The Company is aware that one of its competitors in the market for photodynamic therapy drugs has received marketing approval for Photofrin for certain indications in the U.S. and other countries. There can be no assurance that the Company's competitors will not develop products that are safer, more effective or less costly than the products developed by the Company and, therefore, present a serious competitive threat to the Company's product offerings.

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

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ACCESS TO CAPITAL MARKETS The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of its products. The Company will require additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of its products. The Company's future capital requirements will depend on many factors, including, among others, continued scientific progress of its research and development programs, the ability of the Company to establish collaborative arrangements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory clearance, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, and changes in its existing collaborative relationships. The Company believes that its cash, cash equivalents, short-term and long-term investments will be adequate to satisfy its capital needs through the middle of calendar year 1999. However, the Company's actual capital requirements will depend on many factors, including the status of the product development; the time and cost involved in conducting clinical trials; obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to market and distribute its products and establish new collaborative and licensing arrangements. The Company will attempt to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs which would materially and adversely affect the Company's business, financial condition and results of operations.

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

UNCERTAINTIES REGARDING PATENTS AND PROPRIETARY RIGHTS
The Company's success depends in part on its ability to obtain patent protection for its products and preserve its trade secrets. In the U.S., the Company owns or has exclusive rights to 47 issued patents, eight allowed patents and 30 pending patent applications. Outside the U.S., the Company is the owner or exclusive licensee of five counterpart patents and 71 pending counterpart patent applications. There can be no assurance that the Company's patent applications will result in additional patents being issued or that issued patents will afford protection against competitors with similar technology, nor can there be any assurance that any patents issued to the Company will not be infringed by or designed around by others. Issued patents may later be modified, revoked or otherwise found to be invalid or unenforceable by the U.S. Patent and Trademark Office or in proceedings instituted by third parties. Moreover, the Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws, and believes that the protection provided by foreign patents, if obtained, may be weaker than that provided by domestic patents.

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

The Company is aware of several U.S. patents owned by or licensed to Schering that relate to the use of contrast agents that enhance MRI scans. The Company has obtained advice of special patent counsel that the technologies employed by the Company for its imaging product or MRI detectable drugs under development do not infringe the claims of such patents. A determination of the infringement of any such patents by any Company product having image-enhancing properties could have a material adverse effect on the Company's business. There can be no assurance that Schering will not seek to assert such patent rights against the Company, which would, at a minimum, result in significant legal costs and require substantial management resources. Schering has sent communications to the Company suggesting that GADOLITE may infringe certain of such Schering patents. The Company is aware that Schering has asserted such rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering with respect to one or more such patents. There can be no assurance that the Company would be able to obtain a license from Schering, if required, on commercially reasonable terms, if at all.

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

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.  None

     Item 2. Changes in Securities and Use of Proceeds.  None

     Item 3. Defaults Upon Senior Securities.  None

     Item 4. Submission of Matters to Vote of Security holders.  None

     Item 5. Other information.  None

     Item 6. Exhibits and Reports on Form 8-K.

         a. Exhibits

            10.35 Form of Severance Agreement between the Company and certain executive officers

            10.36* Development, License and Commercialization Agreement, dated October 17, 1997, by and between the Company and Nycomed Imaging AS

            10.37 Employment Agreement, dated October 14, 1997, by and between the Company and Michael J. Hensley, M.D.

            11.1    Computation of Net Loss Per Share.

            27      Financial Data Schedule

         b. Reports on Form 8-K.  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PHARMACYCLICS, INC.
                                  (Registrant)




Date:    November 12, 1997           By: /s/ Dr. Richard A. Miller
                                         ---------------------------------------
                                           Dr. Richard A. Miller
                                           President and Chief Executive Officer




Date:    November 12, 1997           By: /s/ Cheryl B. Jaszewski
                                         ---------------------------------------
                                           Cheryl B. Jaszewski
                                           Vice President,
                                           Finance and Administration

                                     EXHIBIT INDEX

Exhibit
  No.
-------
10.35    Form of Severance Agreement between the Company and certain executive officers

10.36*   Development, License and Commercialization Agreement, dated October
         17, 1997, by and between the Company and Nycomed Imaging AS

10.37    Employment Agreement, dated October 14, 1997, by and between the
         Company and Michael J. Hensley, M.D.

11.1     Computation of Net Loss Per Share

27       Financial Data Schedule