Form 10-Q
period 1997-12-31
PHARMACYCLICS INC
filed 1998-02-17
CIK 949699

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_________to_________

                         Commission File Number: 0-27066


                               PHARMACYCLICS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                    94-3148201
  ----------------------------             ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

995 E. Arques Avenue, Sunnyvale, CA                                94086-4521
----------------------------------------                           ----------
(Address of principal executive offices)                           (zip code)


Registrant's telephone number, including area code:           (408) 774-0330
                                                              --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ].

As of February 4, 1998, there were 12,242.439 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 30 pages of which this is page 1. The Exhibit Index is located at page 27 .

                               PHARMACYCLICS, INC.
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                      PAGE NUMBER
                                                                                                    -----------

         Item 1. Financial Statements (unaudited)

                  Condensed Balance Sheet as of December 31, 1997 and
                  June 30, 1997.........................................................................  3

                  Condensed Statement of Operations for the three and six months ended December 31, 1997 and 1996......................................................  4

                  Condensed Statement of Cash Flows for the six months ended
                  December 31, 1997 and 1996............................................................  5

                  Notes to Condensed Financial Statements...............................................  6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations and Facts that May Affect
                  Future Operating Results..............................................................  9

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings...................................................................... 24

         Item 2. Changes in Securities.................................................................. 24

         Item 3. Defaults Upon Senior Securities........................................................ 24

         Item 4. Submission of Matters to a Vote of Security Holders.................................... 24

         Item 5. Other Information...................................................................... 25

         Item 6. Exhibits and Reports on Form 8-K....................................................... 25

SIGNATURES.............................................................................................. 26

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                               PHARMACYCLICS, INC.
                          (a development stage company)
                             CONDENSED BALANCE SHEET
                                 (in thousands)


                                                               December 31,     June 30,
                                                                  1997           1997
                                                                --------        --------
ASSETS
      Current assets:
           Cash and cash equivalents                             $ 4,794         $15,869
           Short-term investments                                 23,417          14,958
           Accounts receivable                                       214              --
           Prepaid expenses and other current assets                 208             216
                                                                --------        --------
              Total current assets                                28,633          31,043
      Long-term investments                                        5,700           6,103
      Property and equipment, net                                  2,119           2,504
      Other assets                                                    53              57
                                                                --------        --------
                                                                 $36,505         $39,707
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
           Accounts payable                                      $ 1,470         $ 1,323
            Accrued liabilities                                      410             311
            Current portion of capital lease obligations             336             768
                                                                --------        --------
              Total current liabilities                            2,216           2,402
      Capital lease obligations, less current portion                388             530
      Deferred rent                                                   59              79
                                                                --------        --------
              Total liabilities                                    2,663           3,011
                                                                --------        --------
      Stockholders' equity:
            Preferred Stock                                           --              --
            Common Stock                                               1               1
            Additional paid-in capital                            75,155          74,911
            Deficit accumulated during development stage         (41,314)        (38,216)
                                                                --------        --------
              Total stockholders' equity                          33,842          36,696
                                                                --------        --------
                                                                 $36,505         $39,707
                                                                ========        ========


         The accompanying notes are an integral part of these condensed financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)


                                               Three Months Ended             Six Months Ended
                                                  December 31,                  December 31,
                                           ------------------------        ------------------------
                                             1997            1996            1997            1996
                                           --------        --------        --------        --------
Revenues:
   License and grant revenues                $2,700          $   25          $2,700          $   25
   Contract revenue                             214              --             214              --
                                           --------        --------        --------        --------
      Total revenues                          2,914              25           2,914              25
                                           --------        --------        --------        --------
Operating expenses:
   Research and development                   3,317           2,481           6,082           4,937
   General and administrative                   512             360             900             997
                                           --------        --------        --------        --------
      Total operating expenses                3,829           2,841           6,982           5,934
                                           --------        --------        --------        --------
Loss from operations                           (915)         (2,816)         (4,068)         (5,909)
Interest income, net                            472             221             970             434
                                           --------        --------        --------        --------
Net loss                                     $ (443)        $(2,595)        $(3,098)        $(5,475)
                                           ========        ========        ========        ========

Basic and diluted net loss per share
(Note 2)                                     $(0.04)         $(0.29)         $(0.31)         $(0.63)
                                           ========        ========        ========        ========
Weighted average common and
common equivalent shares (Note 2)            10,187           8,885          10,152           8,718
                                           ========        ========        ========        ========


         The accompanying notes are an integral part of these condensed financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                       Six Months Ended
                                                                         December 31,
                                                                   ------------------------
                                                                     1997            1996
                                                                   --------        --------
Cash flows from operating activities:
Net loss                                                            $(3,098)        $(5,475)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                      442             391
     Write-down of equipment                                            188              --
     Changes in assets and liabilities:
            Accounts receivable                                        (214)             --
            Prepaid expenses and other assets                            12             197
            Accounts payable                                            147              92
            Accrued liabilities                                          99              30
            Deferred rent                                               (20)            (14)
                                                                   --------        --------
Net cash (used in) operating activities                              (2,444)         (4,779)
                                                                   --------        --------

Cash flows from investing activities:
     Purchases of equipment                                            (245)             --
     Purchases of securities held-to-maturity                       (11,652)        (17,212)
     Proceeds from maturities of securities held-to-maturity          3,596           9,487
                                                                   --------        --------
Net cash (used in) investing activities                              (8,301)         (7,725)
                                                                   --------        --------

Cash flows from financing activities:
     Payments under capital lease obligations                          (574)           (468)
     Proceeds from sale of stock, net of issuance costs                 244           8,225
                                                                   --------        --------
Net cash provided by (used in) financing activities                    (330)          7,757
                                                                   --------        --------

Net decrease in cash and cash equivalents                           (11,075)         (4,747)
Cash and cash equivalents at the beginning of the period             15,869          13,950
                                                                   --------        --------
Cash and cash equivalents at the end of the period                   $4,794          $9,203
                                                                   ========        ========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                          $   50          $  135
     Equipment acquired under capital lease obligations              $   --          $  253


         The accompanying notes are an integral part of these condensed financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the "Company" or "Pharmacyclics") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997 filed with the Securities and Exchange Commission on September 30, 1997.

The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 1998 or for any other future period.

REVENUE RECOGNITION

License fees are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of any ongoing performance obligation. Contract and grant revenues are recognized as earned, primarily based on costs incurred to total estimated costs at completion, pursuant to the terms of each agreement. License, contract and grant revenues are generally not subject to repayment. Any amounts received in advance of performance are recorded as deferred revenue.

RESEARCH AND DEVELOPMENT COSTS

Research and Development costs are expensed as incurred and include costs associated with collaborative agreements.

CASH EQUIVALENTS AND INVESTMENTS

All highly liquid investments purchased with maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company has classified its cash equivalents, and investments as "available for sale." For all periods presented, the cost of investments approximates their fair market value.

NOTE 2 - NET LOSS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of both basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalents outstanding during the period. Common stock equivalents are excluded from the computation of diluted earnings per share if their effect is antidilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common stock equivalents arising from stock options and warrants issued for nominal consideration in the twelve month period prior to the Company's initial public offering are included in the computation of both basic and diluted earnings per share for fiscal 1996 as if they were outstanding for all periods presented prior to the initial public offering.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are currently excluded from the results of operations, including foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS 130 are effective for fiscal 1999. The Company does not expect such adoption to have a material effect on its Financial Statements.

Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes new standards for the way companies report information about operating segments in annual financial statements. The disclosures prescribed by SFAS 131 are effective for fiscal 1999. The Company does not expect such adoption to have a material effect on the Notes to its Financial Statements.

NOTE 5 - COLLABORATION AGREEMENTS

Nycomed Collaboration. In October 1997, the Company entered into an agreement with Nycomed Imaging A/S ("Nycomed"), which acquired exclusive sales and marketing rights to LUTRIN(TM) Photosensitizer for cancer indications in all markets of the world excluding the United States, Canada and Japan. LUTRIN is a lutetium texaphrin ("LuTex") molecule being developed as a photosensitizer for use in photodynamic therapy of cancer. In exchange for these rights, Nycomed has agreed to pay the Company up to approximately $14.0 million in license fees, development costs (based upon an agreed budget), and milestone payments, related to the initial cancer indications for LUTRIN to be developed by the Company and Nycomed, in each case subject to attainment of certain development, clinical or commercialization milestones. Approximately $14.0 million in additional milestone payments and development costs (assuming similar costs and agreement upon a similar budget) may be paid by Nycomed during the course of development for subsequent cancer indications, if such indications are successfully completed. Upon receipt of marketing approval, Nycomed will pay a royalty on product sales. Phyarmacyclics is required to supply bulk drug substance through its manufacturing collaboration with Celanese and Nycomed intended to produce finished product for its and Pharmacyclics' use in its plant in Puerto Rico.

Alcon Collaboration. In December 1997, the Company entered into an evaluation and license agreement with Alcon Pharmaceuticals Ltd. ("Alcon") under which its affiliate Alcon acquired worldwide marketing rights to Lu-Tex for ophthalmology indications. Alcon is a wholly-owned subsidiary of Nestle S.A. Alcon will conduct and bear all costs for worldwide development and regulatory submissions for ophthalmology indications of Lu-Tex. The Company received an up-front payment and will receive payments based on completion of milestones, as well as royalties on product sales. Pharmacyclics is required to supply bulk drug substance through its manufacturing collaboration with Celanese and Alcon will be responsible for formulation and packaging.

NOTE 6 - SUBSEQUENT EVENT

On February 4, 1998, the Company completed the public offering of 2,012,500 shares of its common stock at a price of $21.75 per share, which resulted in gross proceeds to the Company of approximately $41.3 million.



GADOLITE(R) is a registered U.S. trademark of the Company and LUTRIN(TM) and ANTRIN(TM) are trademarks of the Company.

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

RESULTS OF OPERATIONS

Revenues

Revenue was $2.9 million for the three and six month periods ended December 31, 1997, respectively, compared to $25,000 for the three and six months ended December 31, 1996, respectively.

In the second quarter of fiscal 1998, the Company entered into two corporate collaboration agreements. Under the first agreement, Nycomed acquired exclusive sales and marketing rights to LUTRIN for treatment of cancer indications in all markets of the world excluding the United States, Canada and Japan. LUTRIN is a lutetium texaphyrin ("Lu-Tex") molecule being developed as a photosensitizer for use in photodynamic therapy of cancer. In exchange for these rights, Nycomed has agreed to pay an initial non-refundable license fee, milestone payments, contract research and development costs and royalties on product sales. The second agreement is an evaluation and license agreement with Alcon under which Alcon acquired worldwide marketing rights to Lu-Tex for ophthalmology indications. Alcon will conduct and bear all costs for worldwide development and regulatory submissions for ophthalmology indications of Lu-Tex. The Company received an initial, non-refundable, payment from Alcon and will receive payments based on completion of milestones, as well as royalties on any future product sales.

Approximately $2.7 million of license fee revenue in the second quarter of fiscal 1998 was related to non-refundable license payments received from Nycomed and Alcon and $214,000 of contract research and development revenue from Nycomed. In fiscal 1997, $25,000 of license revenue was recognized from E-Z-EM, Ltd. ("E-Z-EM") upon execution of a European sales and distribution agreement in Europe for GADOLITE(R) ORAL SUSPENSION ("GADOLITE") and a milestone payment received upon receipt of regulatory approval for marketing of GADOLITE in the United Kingdom. The total recognized was net of royalty payments to The University of Texas ("UT") since the products covered by the E-Z-EM agreement incorporate the technology licensed by the Company from UT.

Research and Development

Research and development expenses increased to $3.3 million and $6.1 million for the three and six months ended December 31, 1997, respectively, compared to $2.5 million and $4.9 million for the three and six months ended December 31, 1996, respectively. The increase in research and development expenses in both periods was attributable primarily to the hiring of additional research and development personnel and increased drug and device development costs associated with increased clinical trial activity. The Company expects research and development spending to increase over the next several years as product development, clinical trials and core research efforts continue to expand.

General and Administrative

General and administrative expenses increased to $512,000 in the quarter ended December 31, 1997, compared to $360,000 in the quarter ended December 31, 1996. The increase was primarily related to increases in personnel and related expenses. For the six months ended December 31, 1997, general and administrative expenses decreased to $900,000 as compared $997,000 in the six months ended December 31, 1996. The decrease is attributable to approximately $300,000 of financing costs incurred in the first quarter of fiscal 1997 related to a planned public financing which was subsequently withdrawn due to market conditions.

Interest income, Net

Interest income, net increased to $472,000 and $970,000 in the three and six months ended December 31, 1997, respectively, compared to $221,000 and $434,000 for the three and six months ended December 31, 1996, respectively. The increase in both periods was primarily attributable to increased investment balances resulting from the private equity placements during fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of working capital have been primarily private and public equity financings and proceeds from collaborative research and development agreements, as well as grant revenues, interest income and property and equipment financings.

As of December 31, 1997, the Company had approximately $33.9 million in cash, cash equivalents and investments. Net cash used in operating activities of $2.4 million during the six months ended December 31, 1997 resulted primarily from the net loss incurred during that period, partially offset by non-cash depreciation expense and a write-down of equipment. Net cash used in operating activities of $4.8 million during the six months ended December 31, 1996 reflects the net loss of $5.5 million, partially offset by non-cash depreciation expense and a decrease in prepaid expenses and other assets.

Cash used in investing activities of $8.3 million and $7.7 million for the six months ended December 31, 1997 and 1996, respectively, consisted primarily of purchases of investment securities, net of maturities. Net cash used in financing activities of $0.3 million for the six months ended December 31, 1997 consisted of $0.6 million of payments under capital lease obligations offset by $0.3 million of net proceeds from the sale of stock. Net cash provided by financing activities of $7.8 million for the six months ended December 31, 1996 consisted primarily of $8.2 million of net proceeds from the sale of stock, including proceeds from the exercise of stock options.

In November 1996, the Company completed a private placement of 580,000 shares of Common Stock at $14.00 per share for net proceeds of $8.1 million. In February 1997, the Company completed a private placement of 862,190 shares of Common Stock at $19.05 per share for net proceeds of $16.4 million.

In February 1998, the Company sold 2,012,500 shares of its common stock at a price of $21.75 per share which resulted in gross proceeds to the Company of approximately $41.3 million.

The Company expects to incur ongoing expenditures that may not only fluctuate from quarter to quarter, but are expected to increase as the levels of clinical activities for the Company's products increases. As a result, the Company expects to report increased expenses for research and development and general and administrative activities for at least the next several years. The Company currently anticipates, based upon the current status of its product development and commercialization plans, that the net proceeds of its February 1998 public offering together with its cash, cash equivalents, and investments will provide funding for the Company's operations through at least the calendar year 2000. However, the Company's actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to market and distribute its products and establish new collaborative and licensing arrangements.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

UNCERTAINTIES RELATED TO CLINICAL TRIALS AND PRODUCT DEVELOPMENT

All of the Company's product candidates are in development and have not generated product sales revenue to date, and there can be no assurance that any of the Company's products under development will be commercialized or will generate product sales revenue in the future. To achieve profitable operations, the Company, alone or with collaborative partners, must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute its products under development. The time frame necessary to achieve these goals for any individual product is long and uncertain. Most of the Company's product candidates are generally in early stages of development and will require significant additional research and development, preclinical and clinical testing and regulatory approval prior to commercialization. A number of factors will impact the timing and ability of the Company to successfully complete clinical trials for its products under development.

Before obtaining regulatory clearance for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. Pharmacyclics has conducted and plans to continue extensive and costly clinical trials to assess the safety and efficacy of its potential products. There can be no assurance that the Company will be permitted to undertake or continue its intended clinical trials for any of its potential products or, if permitted, that such products will be demonstrated to be safe and efficacious.

The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size and longevity of the target patient population, proximity of patients to clinical sites and eligibility criteria for the trials. There can be no assurance that the Company will obtain adequate levels of patient enrollment in its clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse affect on the Company. In addition, the U.S. Food and Drug Administration ("FDA") may suspend clinical trials at any time if, among other reasons, it concludes that patients participating in such trials are being exposed to unacceptable health risks.

The Company also relies on third parties to assist the Company in conducting, overseeing and monitoring its clinical trials. If such third parties fail to perform under their agreements with the Company or fail to meet regulatory standards in the performance of their obligations under such agreements, such clinical trials may be delayed or halted. The Company's reliance on assistance from third parties with respect to its clinical trials is likely to increase as the Company expands the number and scope of its clinical trials.

Additionally, demands on the Company's clinical staff have been increasing and are expected to continue to increase as a result of later-stage clinical trials of its products in development and its monitoring of additional Phase I clinical trials of Gd-Tex and LUTRIN for various indications which are being funded by the NCI. There can be no assurance that the Company will be able to effectively oversee and monitor these multiple clinical trials. The Company's inability to effectively manage multiple concurrent clinical trials would result in increased costs or delays of the Company's clinical trials. There can be no assurance that the Company will be able to complete the necessary data and submit a new drug application ("NDA") as scheduled even if clinical trials are completed or that such application will be reviewed and cleared by the FDA in a timely manner, if at all.

Data obtained from preclinical studies and clinical trials of the products under development by the Company are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical trials. Moreover, such data is susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In advanced clinical development, numerous factors may be involved that may lead to different results in larger, later-stage trials from those obtained in earlier-stage trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a product under development could delay or prevent regulatory clearance of the potential product and would have a material adverse effect on the Company. There can be no assurance that the Company's clinical trials will demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or will result in marketable products.

NO ASSURANCE OF MARKET ACCEPTANCE

There can be no assurance that, if approved for marketing, any of the Company's products under development will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt of regulatory approvals, the establishment and demonstration in the medical community of the clinical efficacy and safety of the Company's product candidates and their potential advantages over existing therapeutic products, diagnostic and/or imaging techniques, and pricing and reimbursement policies of government and third-party payors. There can be no assurance that physicians, patients, payors or the medical community in general will accept and utilize any products that may be developed by the Company.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

The Company has incurred significant operating losses since its inception in 1991 and, as of December 31, 1997, had an accumulated deficit of approximately $41.3 million. The Company expects to continue to incur significant operating losses over the next several years as it continues to incur increasing costs of research and development, in addition to costs related to clinical trials and manufacturing activities. The Company's ability to achieve profitability is dependent upon its ability, alone or with others, to successfully complete the development of its proposed products, obtain the required regulatory clearances and manufacture and market its proposed products. To date, the Company has not generated revenue from the commercial sale of its products and does not expect to receive any such revenue in the near future. All revenues to date have resulted primarily from non-refundable license, contract research and development and milestone payments and, to a lesser extent, funding from one government research grant.

GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVALS

The manufacture and marketing of the Company's products and its research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market a product, the Company will have to demonstrate that the product is safe and effective on the patient population that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. Data obtained from clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Similar delays also may be encountered in foreign countries. There can be no assurance that requisite FDA approvals or those of foreign regulatory authorities will be obtained on a timely basis, if at all, or that any approvals granted will cover the clinical indications for which the Company may seek approval. Marketing or promoting a drug for an unapproved indication is subject to very strict controls under The Food and Drug Administration Modernization Act of 1997 (the "1997 FDA Act"). Furthermore, clearance may entail ongoing requirements for postmarketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown issues with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Failure to obtain or maintain requisite governmental approvals, failure to obtain approvals of the clinically intended uses or the identification of adverse side effects of the Company's products under development could delay or preclude the Company from further developing a particular product or from marketing its products, or could limit the commercial use of its products, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company may elect to seek approval of Gd-Tex and LUTRIN under the fast track ("Fast Track") provisions codified in the 1997 FDA Act. Significant uncertainty exists as to the extent to which such changes will result in accelerated review and approval. Further, the FDA has not made available comprehensive information with respect to the 1997 FDA Act and retains considerable discretion to determine eligibility for Fast Track review and approval. Accordingly, the FDA could employ such discretion to deny eligibility of Gd-Tex or LUTRIN as a candidate for Fast Track review or to require additional clinical trials or other information before approving either product. A determination that Gd-Tex or LUTRIN is not eligible for accelerated review or delays and additional expenses associated with generating a response to any such request for additional trials could have a material adverse effect on the Company.

In addition to the drug approval requirements applicable to the Company's LUTRIN and ANTRIN(TM) Photosensitizer products for photodynamic therapy of certain cancers and atherosclerosis, the Company will also need to obtain the approval of the FDA and other foreign regulatory authorities for the laser, light emitting diode ("LED") or associated light delivery devices used in such treatments. Such device approval requires additional regulatory submissions both by the Company and by the manufacturers of such devices that must include clinical data obtained from the use of such light delivery devices, and may result in additional delays or difficulties in obtaining approval for the use of LUTRIN or ANTRIN as photosensitizers. Manufacturers of such light delivery devices currently are under no obligation to the Company to file or pursue such applications and any delay or refusal on their part to do so could have a material adverse affect on the Company.

The Company submitted an NDA for its GADOLITE product in September 1995 and received an "approvable" letter in December 1996 which included a number of issues that must be addressed by the Company. The Company is in the process of addressing these issues, which also require resolution of current manufacturing uncertainties relating to GADOLITE. These issues are expected to require at least 18 months to resolve before GADOLITE can be successfully manufactured and marketed. There can be no assurance that the FDA will decide that the NDA satisfies the criteria for approval. In 1996, the Company received approval from the Medicines Control Agency to market GADOLITE in the United Kingdom. The Company will not market GADOLITE in Europe until all issues with the product are resolved with the FDA. Although the process for regulatory approval in Western Europe is similar to that in the United States, there can be no assurance that authorization to market GADOLITE in other member states would be granted under the European Union's mutual recognition procedure. See "-- Limited Manufacturing Experience; Dependence Upon Contract Manufacturers."

UNCERTAINTIES REGARDING PATENTS AND PROPRIETARY RIGHTS

The Company believes its success depends upon, among other things, the Company's ability to protect its proprietary position with respect to technology that the Company believes is important to its business. The Company, therefore, aggressively pursues, prosecutes, protects, and defends patent applications, issued patents, trade secrets, and licensed patent and trade secret rights covering certain aspects of the Company's technology.

The Company's patents, patent applications, and licensed patent rights variously cover composition of matter and method of use claims relating to certain compounds and their applications and therapeutic uses. The Company owns or has license rights to 47 issued U.S. patents, eight additional allowed patent applications in the United States, and 21 other pending U.S. patent applications. The issued U.S. patents expire between 2009 and 2014. The Company is also the owner or licensee of five issued non-U.S. patents (i.e., two patents issued in Europe, two patents issued in Australia, and one patent issued in New Zealand) and 74 pending non-U.S. patent applications filed among Europe, Japan and certain other countries and under the Patent Cooperation Treaty ("PCT") designating all PCT member countries. There can be no assurance that the Company will have continued success in prosecuting its patent applications or that patents will issue in respect of those patent applications. Even if patents are issued and maintained, there can be no assurance that the patents are or will be of adequate scope to benefit the Company, or that any such patents would be upheld as valid and enforceable with respect to third parties.

Because there are a number of third-party patents issued and third-party patent applications filed relating to biometallic and expanded porphyrin chemistries, the Company believes there is some risk that current and potential competitors and other third parties have filed or in the future will file applications for, or have received or in the future will receive, patents and will obtain additional proprietary rights relating to similar or even the same compositions, methods, or designs of the Company or its products. It is pertinent, however, that patents and patent applications owned or licensed by the Company cover various aspects, ranging from base compositions, to methods of manufacture, to processes for use and related applications, of the biometallic and expanded porphyrin chemistries peculiar to the Company's products. In any event, if any third-party patents include claims that are alleged to be infringed and are upheld as valid and enforceable, the Company could nonetheless be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that any such licenses would be available or, if available, would be on terms acceptable to the Company, or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce patents of the Company, or to protect trade secrets, and could result in substantial cost to, and diversion of efforts by, the Company.

The Company is aware of several U.S. patents owned or licensed to Schering AG ("Schering") that relate to the use of agents that enhance magnetic resonance imaging ("MRI") scans. The Company has obtained an opinion of special patent counsel that the technologies employed by the Company for its imaging product under development and MRI detectable compounds do not infringe the claims of such patents, however, there can be no assurances that Schering would not allege infringement of one or more of those patents. If infringement were alleged, a legal determination of the infringement of any such patents by any Company product having image-enhancing properties could have a material adverse affect on the Company's business. Further, any allegation by Schering of infringement of patent rights by the Company would likely result in significant legal costs and require substantial management resources. Schering has sent communications to the Company suggesting that GADOLITE may infringe certain of such Schering patents. The Company is aware that Schering has asserted patent rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering with respect to one or more of such patents. There can be no assurance that the Company would be able to obtain a license from Schering, if required. Even if a license could be obtained, there can be no assurance that the Company would receive commercially reasonable terms.

The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. It is the Company's policy to require its employees, consultants and advisors to execute appropriate confidentiality and assignment-of-inventions agreements in connection with their employment, consulting or advisory relationships with the Company, and each of such persons has executed such type of agreement. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances, and in the case of employees, provide that all inventions attributable to the individual during such employment shall be the exclusive property of the Company. There can be no assurance that these agreements will not be breached, and, in some instances, there may not be any appropriate remedy available to the Company for breach of the agreements. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques, reverse engineer such information and techniques, or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect the rights in unpatented proprietary technology.

DEPENDENCE UPON THIRD PARTIES

The Company is dependent upon third parties for support in product development, manufacturing, marketing and distribution. Pursuant to its collaboration with Nycomed, the Company is dependent upon Nycomed for a portion of its LUTRIN development costs in the form of milestone payments, and for the commercialization, when and if LUTRIN is approved, of this product outside the United States, Canada and Japan. In the field of macular degeneration, the Company is dependent upon Alcon for preclinical and clinical studies, regulatory filings and sales and marketing of Lu-Tex for ophthalmology indications worldwide. The Company has entered into agreements with E-Z-EM, Ltd. and E-Z-EM, Inc. (together "E-Z-EM") for sales, marketing and distribution of GADOLITE in Europe and North America. These agreements may be terminated by E-Z-EM, Alcon or Nycomed, respectively, at their election. There can be no assurance that any of these parties will fulfill their obligations in a manner that maximizes revenues for the Company. The failure by the Company to receive milestone payments or any reduction or discontinuance of efforts by the Company's partners or the termination of these alliances could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is also dependent upon the National Cancer Institute ("NCI") for the sponsoring and funding of certain of the clinical trials of the Company's Gd-Tex radiation sensitizer and LUTRIN photosensitizer products in development. There can be no assurance that the NCI will enlist support for all such trials or that it will continue its funding. If such trials are not supported by the NCI, the Company may be required to fund its own continuation of such trials or reduce the number of indications for which it would pursue clinical trials.

There can be no assurance that the Company will be successful in entering into additional strategic alliances for the development or commercialization of other product candidates, nor that any such alliances, if entered into, will be on terms favorable to the Company or that they will ultimately be successful.

The Company has no expertise in the development of light sources and associated light delivery devices required for the Company's photoangioplasty and photodynamic therapy products under development. Successful development, manufacturing, approval and distribution of the Company's photosensitization products will require third party participation for the required light sources, associated light delivery devices and other equipment. The Company currently obtains lasers from Coherent Inc., Laserscope, Inc. and Diomed, Inc.; LEDs from Quantum Devices, Inc.; and cylindrically diffusing light fibers from Rare Earth Medical on a purchase order basis, and such entities are under no obligation to continue to deliver light devices on an ongoing basis. Failure to maintain such relationships may require the Company to develop additional supply sources which may require additional regulatory approvals and could materially delay commercialization of the Company's LUTRIN and ANTRIN products under development. There can be no assurance that the Company will be able to establish or maintain relationships with other supply sources on a commercially reasonable basis, if at all, or that the enabling devices will receive regulatory approval for use in photoangioplasty or photodynamic therapy.

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE UPON CONTRACT MANUFACTURERS

The Company must manufacture its products in commercial quantities either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. Except for Gd-Tex, LUTRIN and ANTRIN bulk drug substances, which are the subject of a manufacturing and supply agreement with Hoechst Celanese Corporation, and GADOLITE, which has been the subject of a manufacturing and supply agreement with Glaxo-Wellcome Co., the Company does not have access to the manufacturing capacity necessary to provide clinical and commercial quantities of the Company's products. Any failure by these third parties to supply the Company's or the NCI's requirements for clinical trial materials would have a material adverse effect upon the completion of such trials and could therefore have a material adverse effect on the Company. The Company's agreement with Glaxo for manufacturing and supply of GADOLITE may be terminated because of delay in FDA approval for GADOLITE. The Company may be required to change manufacturing sources for GADOLITE. There can be no assurance that the Company can renegotiate the manufacturing agreement with Glaxo or negotiate a satisfactory manufacturing agreement with another supplier, that Glaxo would successfully manufacture sufficient supplies of GADOLITE, or that, if the Company switched suppliers, such a manufacturing change would not delay the Company's approval and commercialization plans for GADOLITE. Access to such manufacturing capacity is necessary for the Company to conduct clinical trials, obtain regulatory approval and commercialize its products. The Company is engaged in preliminary discussions with a number of manufacturers of parenteral products regarding process development and validation, filling, labeling and packaging of the finished dosage form of Gd-Tex, LUTRIN and ANTRIN. A failure to successfully complete any such agreement could, if the Company could not locate alternate manufacturing capabilities, have a material adverse impact on the Company's business, financial condition and results of operations. Prior to regulatory approval of the Company's products under development, the Company intends to negotiate supply agreements with manufacturers who will have the ability to manufacture, fill, label and package such materials prior to commercial introduction of such products. There are, however, only a limited number of contract manufacturers that operate under current federal and state GMP regulations and are capable of manufacturing the Company's products. Accordingly, there can be no assurance that the Company will be able to enter into supply agreements on commercially acceptable terms with manufacturers or that the Company will enter into supply agreements with manufacturers who will be able to deliver supplies in appropriate quantity and quality to develop and commercialize its products. Any interruption of supply of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

LACK OF MARKETING AND SALES EXPERIENCE

The Company currently does not have marketing, sales or distribution experience. Therefore, to service markets in which it has retained sales and marketing rights and in the event either of the above agreements is terminated, the Company must develop a sales force with technical expertise. The Company does not have any experience in developing, training or managing a sales force. The Company will incur substantial additional expenses in developing, training and managing such an organization. There can be no assurance that the Company will be able to build such a sales force, that the cost of establishing such a sales force will not exceed any product revenues, or that the Company's direct marketing and sales efforts will be successful. In addition, the Company competes with many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's marketing and sales efforts will compete successfully against such other companies.

RAPID TECHNOLOGICAL CHANGE AND INTENSE COMPETITION

The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than the Company, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for the Company. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources. The Company is a relatively new enterprise and is engaged in the development of novel therapeutic technologies. As a result its resources are limited and it may experience technical challenges inherent in such novel technologies. There can be no assurance that developments of others will not render the Company's products under development or technologies noncompetitive or obsolete, or that the Company will be able to keep pace with technological developments or other market factors. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic, diagnostic and/or imaging effects than products being developed by the Company. The Company is aware that one of its competitors in the market for photodynamic therapy drugs has received marketing approval of a product for certain indications in the United States and other countries. There can be no assurance that the Company's competitors will not develop products that are safer, more effective or less costly than the products developed by the Company and, therefore, present a serious competitive threat to the Company's product offerings.

The medical indications for which the Company is developing its therapeutic products can also be treated, in the case of cancer, by surgery, radiation and chemotherapy, and in the case of atherosclerosis, by surgery (e.g., bypass), angioplasty, atherectomy, the use of stents and drug therapy. These treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for cancer and atherosclerosis could make such other therapies more efficacious or cost-effective than Gd-Tex, LUTRIN or ANTRIN and could render the Company's technology noncompetitive or obsolete. Also, there can be no assurance that physicians will use Gd-Tex as a radiation sensitizer or chemosensitizer in cancer treatment, LUTRIN as a photosensitizer in cancer treatment or ANTRIN as a photosensitizer in photoangioplasty of atherosclerosis to replace or supplement established treatments for such diseases or that the therapeutic products the Company is developing will become competitive with current or future treatments. Further, some companies developing photodynamic therapy products are developing specialized light delivery devices for such products, which, when integrated with their product offering, may afford them a competitive advantage relative to the Company's strategy of sourcing such devices from third parties.

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ACCESS TO CAPITAL MARKETS

The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of its products. The Company will require additional funds for these purposes, to establish additional clinical- and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of its products. The Company's future capital requirements will depend on many factors, including, among others, continued scientific progress of its research and development programs, the ability of the Company to establish additional collaborative arrangements, changes in its existing collaborative relationships, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory clearance, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. The Company believes that with its cash, cash equivalents, short-and long-term investments, together with the gross proceeds of $41.3 million resulting from the sale of 2,012,500 shares of common stock in February 1998, will be adequate to fund the Company's operations through at least the calendar year 2000. However, the Company's actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to market and distribute its products and establish new collaborative and licensing arrangements. The Company may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources which may be dilutive to existing stockholders. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products under development that the Company would otherwise seek to develop or commercialize itself. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs which would materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE UPON QUALIFIED AND KEY PERSONNEL

The Company's ability to maintain its competitive position depends on its ability to attract and retain qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract or retain such persons. The loss of key personnel or the failure to obtain additional needed personnel or expertise could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company relies on consultants and advisors to assist in formulating its research and development strategy. All of the Company's consultants and advisors are employed by entities other than the Company and may have commitments to, or consulting or advisory contracts with, other entities that may affect their ability to contribute to the Company.

UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT AND REFORM

The future revenues and profitability of pharmaceutical and related companies as well as the availability of capital to such companies may be affected by the continuing efforts of government and third-party payors to contain or reduce costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, it is likely that the U.S. Congress and state legislatures will continue to focus on health care reform and the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of such products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially adversely affect the Company's ability to operate profitably.

PRODUCT LIABILITY EXPOSURE

The testing, manufacture, marketing and sale of the products under development by the Company entail an inherent risk that product liability claims will be asserted against the Company. Although the Company is insured against such risks up to a $5.0 million annual aggregate limit in connection with clinical trials and commercial sales of its products under development, there can be no assurance that the Company's present product liability insurance is adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations and may prevent the Company from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, there can be no assurance that product liability coverage will continue to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products developed by the Company. A product liability claim or recall would have a material adverse effect on the Company's business, financial condition and results of operations.

HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS

In connection with its research and development activities and its manufacture of materials and products under development, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although the Company believes that it has complied with the applicable laws, regulations and policies in all material respects and has not been required to take significant action to correct any material noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. The Company's research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an occurrence, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings.
         None

Item 2.  Changes in Securities.
         None

Item 3.  Defaults Upon Senior Securities.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.

On December 17, 1997, at the Company's 1997 Annual Meeting of Stockholders, the following matters were submitted and voted on by stockholders and were adopted:

           A.         The election of: Thomas D. Kiley, Joseph S. Lacob, Patrick
                      F. Latterell, Richard A. Miller, Joseph C. Scodari and Craig C. Taylor by the stockholders to serve on the board of Directors.

           The results of the vote are as follows:


                         Total Vote for   Total Vote Withheld
                          Each Director   from Each Director
                            ---------         -------
Thomas D. Kiley             8,428,513         221,676
Joseph S. Lacob             8,428,513         221,676
Patrick F. Latterell        8,430,239         219,950
Richard A. Miller, MD       8,617,439          32,750
Joseph C. Scodari           8,617,439          32,750
Craig C. Taylor             8,430,239         219,950


           B. The amendment of the Company's 1995 Stock Option Plan in order to increase the total number of shares of common stock authorized for issuance over the term of the Plan by an additional 500,000 shares.

           The results of the vote are as follows:


   For                 Against     Abstain
   ---                 -------     -------
4,619,013             1,309,814    23,980


           C. The amendment of the Company's Employee Stock Purchase Plan in order to increase the total number of shares of common stock authorized for issuance over the term of the Plan by an additional 50,000 shares.

           The results of the vote are as follows:


   For                Against      Abstain
   ---                -------      -------
5,272,780             665,927      14,100

           D. The ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending June 30, 1998.

           The results of the vote are as follows:


  For                   Against      Abstain
  ---                   -------      -------
8,641,941             4,248         4,000


Item 5.   Other information.
              None

Item 6.   Exhibits and Reports on Form 8-K.
              a.   Exhibits
                   11.1 - Computation of Net Loss Per Share
                   27 - Financial Data Schedule

              b.   Reports on Form 8-K.
                   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PHARMACYCLICS, INC.
                                  (Registrant)




Date:    February 12 , 1998       By: /s/ Richard A. Miller, M.D.
                                     ----------------------------
                                      Richard A. Miller, M.D.
                                      President and Chief Executive Officer




Date:    February 12, 1998        By: /s/ Leiv Lea
                                     ----------------------------
                                      Leiv Lea
                                      Vice President, Finance and Administration

                                  EXHIBIT INDEX

Exhibit
No.
-------
11.1       Computation of Net Loss Per Share

27         Financial Data Schedule