Form 10-Q
period 1998-03-31
PHARMACYCLICS INC
filed 1998-05-14
CIK 949699

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from________ to__________

                         Commission File Number: 0-27066


                               PHARMACYCLICS, INC.


             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------

           Delaware                                       94-3148201
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

995 E. Arques Avenue, Sunnyvale, CA                              94086-4521
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

Yes [X]     No [ ]

As of April 24, 1998, there were 12,265,777 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 29 Pages of which this is page 1. The Exhibit Index is located at page 27.

                                  PHARMACYCLICS, INC.
                                   TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              PAGE NUMBER
                                                                            -----------

       Item 1. Financial Statements (unaudited)

               Condensed Balance Sheet as of March 31, 1998 and June 30, 1997........3

               Condensed Statement of Operations for the three and nine months ended March 31, 1998 and 1997..........................................4

               Condensed Statement of Cash Flows for the nine months ended March
               31, 1998 and 1997......................................................5

               Notes to Condensed Financial Statements................................6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations and Facts that May Affect Future
               Operating Results......................................................9

PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings.....................................................25

       Item 2. Changes in Securities.................................................25

       Item 3. Defaults Upon Senior Securities.......................................25

       Item 4. Submission of Matters to a Vote of Security Holders...................25

       Item 5. Other Information.....................................................25

       Item 6. Exhibits and Reports on Form 8-K......................................25

SIGNATURES...........................................................................26

PART I. FINANCIAL INFORMATION

        Item 1.Financial Statements

                               PHARMACYCLICS, INC.
                          (a development stage company)
                             CONDENSED BALANCE SHEET
                                 (in thousands)


                                                                  March 31,           June 30,
                                                                     1998               1997
                                                                  ---------          ---------
ASSETS
     Current assets:
         Cash and cash equivalents                                $  24,023          $  15,869
         Short-term investments                                      30,636             14,958
         Accounts receivable                                            592                 --
         Prepaid expenses and other current assets                      217                216
                                                                  ---------          ---------
            Total current assets                                     55,468             31,043
     Long-term investments                                           17,818              6,103
     Property and equipment, net                                      2,100              2,504
     Other assets                                                        53                 57
                                                                  ---------          ---------
                                                                  $  75,439          $  39,707
                                                                  =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                         $   2,190          $   1,323
         Accrued liabilities                                            327                311
         Current portion of capital lease obligations                   297                768
                                                                  ---------          ---------
            Total current liabilities                                 2,814              2,402
     Capital lease obligations, less current portion                    314                530
     Deferred rent                                                       49                 79
                                                                  ---------          ---------
            Total liabilities                                         3,177              3,011
                                                                  ---------          ---------
     Stockholders' equity:
         Preferred Stock                                                 --                 --
         Common Stock                                                     1                  1
         Additional paid-in capital                                 116,404             74,911
         Deficit accumulated during development stage               (44,143)           (38,216)
                                                                  ---------          ---------
            Total stockholders' equity                               72,262             36,696
                                                                  ---------          ---------
                                                                  $  75,439          $  39,707
                                                                  =========          =========

         The accompanying notes are an integral part of these condensed financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)



                                             Three Months Ended                    Nine Months Ended
                                                 March 31,                             March 31,
                                         --------------------------          --------------------------
                                           1998              1997              1998              1997
                                         --------          --------          --------          --------
Revenues:
  License and grant revenues             $     --          $     --          $  2,700          $     25
  Contract revenue                            452                --               666                --
                                         --------          --------          --------          --------
     Total revenues                           452                --             3,366                25
                                         --------          --------          --------          --------
Operating expenses:
  Research and development                  3,573             2,405             9,655             7,342
  General and administrative                  476               454             1,376             1,451
                                         --------          --------          --------          --------
     Total operating expenses               4,049             2,859            11,031             8,793
                                         --------          --------          --------          --------
Loss from operations                       (3,597)           (2,859)           (7,665)           (8,768)
Interest income, net                          768               365             1,738               799
                                         --------          --------          --------          --------
Net loss                                 $ (2,829)         $ (2,494)         $ (5,927)         $ (7,969)
                                         ========          ========          ========          ========

Basic and diluted net loss per
share (Note 2)                           $  (0.25)         $  (0.26)         $  (0.56)         $  (0.86)
                                         ========          ========          ========          ========
Shares used to compute basic and
diluted net loss per share                 11,467             9,542            10,590             9,253
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

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                       Nine Months Ended
                                                                           March 31,
                                                                 --------------------------
                                                                  1998               1997
                                                                 --------          --------
Cash flows from operating activities:
Net loss                                                         $ (5,927)         $ (7,969)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization                                     619               631
    Write-down of equipment                                           188                --
    Changes in assets and liabilities:
          Accounts receivable                                        (592)               --
          Prepaid expenses and other assets                             3               218
          Accounts payable                                            867               280
          Accrued liabilities                                          16               (30)
          Deferred rent                                               (30)              (15)
                                                                 --------          --------
Net cash used in operating activities                              (4,856)           (6,885)
                                                                 --------          --------

Cash flows from investing activities:
    Purchases of equipment                                           (403)               (4)
    Purchases of investments                                      (42,404)           (4,587)
    Proceeds from sale of investments                              15,011                --
                                                                 --------          --------
Net cash used in investing activities                             (27,796)           (4,591)
                                                                 --------          --------

Cash flows from financing activities:
    Payments under capital lease obligations                         (687)             (707)
    Proceeds from sale of stock, net of issuance costs             41,493            24,720
                                                                 --------          --------
Net cash provided by financing activities                          40,806            24,013
                                                                 --------          --------

Net increase in cash and cash equivalents                           8,154            12,537
Cash and cash equivalents at the beginning of the period           15,869            13,950
                                                                 --------          --------
Cash and cash equivalents at the end of the period               $ 24,023          $ 26,487
                                                                 ========          ========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $     12          $    182
    Equipment acquired under capital lease obligations                 --          $    319

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

The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 1998 or for any other future period.

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

CASH EQUIVALENTS AND INVESTMENTS

All highly liquid investments purchased with maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company classifies its cash equivalents and investments as "available for sale." For all periods presented, the cost of investments approximates their fair market value.

NOTE 2 - NET LOSS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, ("SFAS 128") "Earnings Per Share," effective December 31, 1997. SFAS 128 requires the presentation of both basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common stock outstanding during the period. Potential common stock has been excluded from the computation of diluted earnings per share as they are antidilutive. In connection with the adoption of SFAS 128, the Company has restated all previously reported per share amounts, as appropriate.

NOTE 3 - EQUITY

In February 1998, the Company completed its secondary public offering of 2,012,500 shares of common stock at a price of $21.75 per share. The Company received cash of approximately $40.8 million net of underwriting discounts, commissions and offering expenses. On November 11, 1996, Pharmacyclics sold 580,000 shares of unregistered common stock to a single purchaser in a private placement. The shares were sold at a price of $14.00 per share and no commissions were paid on the transaction. On February 21, 1997, Pharmacyclics sold 862,190 shares of unregistered common stock to four purchasers in a private placement. The shares were sold at $19.05 per share and no commission was paid on the transaction. Resale of shares acquired in both placements were registered through a registration statement on Form S-3 declared effective on April 22, 1997.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are currently excluded from the results of operations, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS 130 are effective for fiscal 1999. The Company does not expect such adoption to have a material effect on its financial statements.

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

NOTE 5 - COLLABORATION AGREEMENTS

Nycomed Collaboration. In October 1997, the Company entered into an agreement with Nycomed Imaging A/S ("Nycomed"), which acquired exclusive sales and marketing rights to LUTRIN(TM) Photosensitizer for cancer indications in all markets of the world excluding the United States, Canada and Japan. LUTRIN is a lutetium texaphrin ("Lu-Tex") molecule being developed as a photosensitizer for use in photodynamic therapy of cancer. In exchange for these rights, Nycomed has agreed to pay the Company up to approximately $14.0 million in license fees, development costs (based upon an agreed budget), and milestone payments, related to the initial cancer indications for LUTRIN to be developed by the Company and Nycomed, in each case subject to attainment of certain development, clinical or commercialization milestones. Approximately $14.0 million in additional milestone payments and development costs (assuming similar costs and agreement upon a similar budget) may be paid by Nycomed during the course of development for subsequent cancer indications, if such indications are successfully completed. Upon receipt of marketing approval, Nycomed will pay a royalty on product sales. Pharmacyclics is required to supply bulk drug substance through its manufacturing collaboration with Hoechst Celanese Corporation ("Celanese") and Nycomed is required to produce finished product for use by it and the Company.

Alcon Collaboration. In December 1997, the Company entered into an evaluation and license agreement with Alcon Pharmaceuticals Ltd. ("Alcon") under which its affiliate Alcon acquired worldwide marketing rights to Lu-Tex for ophthalmology indications. Alcon is a wholly-owned subsidiary of Nestle S.A. Alcon will conduct and bear all costs for worldwide development and regulatory submissions for ophthalmology indications of Lu-Tex. The Company received an up-front payment and will receive payments based on completion of milestones, as well as royalties on product sales. Pharmacyclics is required to supply bulk drug substance through its manufacturing collaboration with Celanese; Alcon will be responsible for formulation and packaging.



GADOLITE(R) is registered U.S. trademark of the Company and LUTRIN(TM) and ANTRIN(TM) are trademarks of the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition to historical information, this report contains predictions, estimates and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the factors, including those set forth below under the caption "Factors That May Affect Future Operating Results," and elsewhere in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

RESULTS OF OPERATIONS

Revenues

Revenue was $452,000 and $3.4 million for the three and nine month periods ended March 31, 1998, respectively, compared to $0 and $25,000 for the three and nine months ended March 31, 1997.

In the second quarter of fiscal 1998, the Company entered into two corporate collaboration agreements. Under the first agreement, Nycomed acquired exclusive sales and marketing rights to LUTRIN for treatment of cancer indications in all markets of the world excluding the United States, Canada and Japan. LUTRIN is a Lu-Tex molecule being developed as a photosensitizer for use in photodynamic therapy of cancer. In exchange for these rights, Nycomed has agreed to pay an initial non-refundable license fee, milestone payments, contract research and development costs and royalties on product sales. The second agreement is an evaluation and license agreement with Alcon under which Alcon acquired worldwide marketing rights to Lu-Tex for ophthalmology indications. Alcon will conduct and bear all costs for worldwide development and regulatory submissions for ophthalmology indications of Lu-Tex. The Company received an initial, non-refundable, payment from Alcon and will receive payments based on completion of milestones, as well as royalties on any future product sales.

Revenue in the third quarter of fiscal 1998 consisted of contract research and development revenue from Nycomed and Alcon. Approximately $2.7 million of license fee revenue in the nine months ended March 31, 1998 was related to non-refundable license payments received from Nycomed and Alcon. In fiscal 1997, $25,000 of license revenue was recognized from E-Z-EM, Ltd. upon execution of a European sales and distribution agreement for GADOLITE(R) ORAL SUSPENSION ("GADOLITE") and a milestone payment received upon receipt of regulatory approval for marketing of GADOLITE in the United Kingdom. The total revenue recognized was net of royalty payments to The University of Texas ("UT") since the products covered by the agreement with E-Z-M, Ltd. incorporate the technology licensed by the Company from UT.

Research and Development

Research and development expenses increased $1.2 million to $3.6 million in the three months ended March 31, 1998 as compared to $2.4 million in the three months ended March 31, 1997. This increase was primarily due to increased clinical trial costs and higher drug manufacturing development costs. For the nine months ended March 31, 1998, research and development expenses increased $2.4 million to $9.7 million from $7.3 million in the nine months ended March 31, 1997. This increase was mainly attributable to increased clinical trial costs, higher drug manufacturing development costs, higher personnel costs as well as the cost associated with the write down of certain R & D equipment. The Company expects research and development spending to increase over the next several years as product development, clinical trials and core research efforts continue to expand.

General and Administrative

General and administrative expenses increased to $476,000 in the three months ended March 31, 1998, compared to $454,000 in the three months ended March 31, 1997. The increase was primarily related to increases in personnel and related expenses. For the nine months ended March 31, 1998, general and administrative expenses decreased to $1.4 million as compared to $1.5 million in the nine months ended March 31, 1997. The decrease is attributable to approximately $300,000 of financing costs incurred in the first quarter of fiscal 1997 related to a planned public financing which was subsequently withdrawn due to market conditions, partially offset by increases in personnel and related expenses.

Interest income, Net

Interest income, net increased to $768,000 and$1.7 million in the three and nine months ended March 31, 1998, respectively, compared to $365,000 and $799,000 for the three and nine months ended March 31, 1997, respectively. The increase in both periods was primarily attributable to increased earnings from higher investment balances resulting from the private equity placements during fiscal 1997 and the public equity offering completed in February 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant revenues, interest income and property and equipment financings.

As of March 31, 1998, the Company had approximately $72.5 million in cash, cash equivalents and investments. Net cash used in operating activities of $4.9 million during the nine months ended March 31, 1998 resulted primarily from the net loss of $5.9 million and an increase in accounts receivable, partially offset by non-cash depreciation expense, a write-down of equipment and an increase in accounts payable. Net cash used in operating activities of $6.9 million during the nine months ended March 31, 1997 reflects the net loss of $8.0 million, partially offset by non-cash depreciation expense, a decrease in prepaid expenses and an increase in accounts payable.

Cash used in investing activities of $27.8 million and $4.6 million for the nine months ended March 31, 1998 and 1997, respectively, consisted primarily of purchases of investment securities, net of maturities. Net cash provided by financing activities of $40.8 million and $24.0 for the nine months ended March 31, 1998 and 1997, respectively, consisted primarily of net proceeds from the issuance of common stock.

In November 1996, the Company completed a private placement of 580,000 shares of common stock at $14.00 per share for net proceeds of $8.1 million. In February 1997, the Company completed a private placement of 862,190 shares of Common Stock at $19.05 per share for net proceeds of $16.4 million. In February 1998, the Company sold 2,012,500 shares of its common stock at a price of $21.75 per share which resulted in net proceeds to the Company of approximately $40.8 million.

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

Additionally, demands on the Company's clinical staff have been increasing and are expected to continue to increase as a result of later-stage clinical trials of its products in development and its monitoring of additional Phase I clinical trials of Gd-Tex and LUTRIN for various indications which are being funded by the National Cancer Institute ("NCI"). There can be no assurance that the Company will be able to effectively oversee and monitor these multiple clinical trials. The Company's inability to effectively manage multiple concurrent clinical trials would result in increased costs or delays of the Company's clinical trials. There can be no assurance that the Company will be able to complete the necessary data and submit a new drug application ("NDA") as scheduled even if clinical trials are completed or that such application will be reviewed and cleared by the FDA in a timely manner, if at all.

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

NO ASSURANCE OF MARKET ACCEPTANCE

There can be no assurance that, if approved for marketing, any of the Company's products under development will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt of regulatory approvals, the establishment and demonstration in the medical community of the clinical efficacy and safety of the Company's product candidates and their potential advantages over existing therapeutic products, diagnostic and/or imaging techniques, and pricing and reimbursement policies of government and third-party payers. There can be no assurance that physicians, patients, payers or the medical community in general will accept and utilize any products that may be developed by the Company.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

The Company has incurred significant operating losses since its inception in 1991 and, as of March 31, 1998, had an accumulated deficit of approximately $44.1 million. The Company expects to continue to incur significant operating losses over the next several years as it continues to incur increasing costs of research and development, in addition to costs related to clinical trials and manufacturing activities. The Company's ability to achieve profitability is dependent upon its ability, alone or with others, to successfully complete the development of its proposed products, obtain the required regulatory clearances and manufacture and market its proposed products. To date, the Company has not generated revenue from the commercial sale of its products and does not expect to receive any such revenue in the near future. All revenues to date have resulted primarily from non-refundable license, contract research and development and milestone payments and, to a lesser extent, funding from one government research grant.

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

In addition to the drug approval requirements applicable to the Company's LUTRIN and ANTRIN Photosensitizer products for photodynamic therapy of certain cancers and atherosclerosis, the Company will also need to obtain the approval of the FDA and other foreign regulatory authorities for the laser, light emitting diode ("LED") or associated light delivery devices used in such treatments. Such device approval requires additional regulatory submissions both by the Company and by the manufacturers of such devices that must include clinical data obtained from the use of such light delivery devices, and may result in additional delays or difficulties in obtaining approval for the use of LUTRIN or ANTRIN as photosensitizers. Manufacturers of such light delivery devices currently are under no obligation to the Company to file or pursue such applications and any delay or refusal on their part to do so could have a material adverse affect on the Company.

The Company submitted an NDA for its GADOLITE product in September 1995 and received an "approvable" letter in December 1996 which included a number of issues that must be addressed by the Company. The Company is in the process of addressing these issues, which also require resolution of current manufacturing uncertainties relating to GADOLITE. These issues must be resolved before GADOLITE can be successfully manufactured and marketed. There can be no assurance that the FDA will decide that the NDA satisfies the criteria for approval. In 1996, the Company received approval from the Medicines Control Agency to market GADOLITE in the United Kingdom. In April 1998, the Company received approval from the Health Protection Branch of Health Canada to market Gadolite in Canada. The Company will not market GADOLITE in Europe or Canada until all issues with the product are resolved with the FDA. Although the process for regulatory approval in Western Europe is similar to that in the United States, there can be no assurance that authorization to market GADOLITE in other member states would be granted under the European Union's mutual recognition procedure. See "-- Limited Manufacturing Experience; Dependence Upon Contract Manufacturers."

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

The Company's patents, patent applications, and licensed patent rights variously cover composition of matter and method of use claims relating to certain compounds and their applications and therapeutic uses. As of March 31, 1998, the Company owns or has licensed rights to 49 issued U.S. patents, 9 additional allowed patent applications in the United States, and 21 other pending U.S. patent applications. The issued U.S. patents expire between 2009 and 2014. The Company is also the owner or licensee of 7 issued non-U.S. patents (i.e., 2 patents issued in Europe, 3 patents issued in Australia, 1 patent issued in Norway, and 1 patent issued in New Zealand) and 72 pending non-U.S. patent applications filed in Europe, Japan and certain other countries and under the Patent Cooperation Treaty ("PCT") designating all PCT member countries. There can be no assurance that the Company will have continued success in prosecuting its patent applications or that patents will issue in respect of those patent applications. Even if patents are issued and maintained, there can be no assurance that the patents are or will be of adequate scope to benefit the Company, or that any such patents would be upheld as valid and enforceable with respect to third parties.

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

The Company is aware of several U.S. patents owned or licensed to Schering AG ("Schering") that relate to the use of agents that enhance magnetic resonance imaging ("MRI") scans. The Company has obtained an opinion of special patent counsel that the technologies employed by the Company for its imaging product under development and MRI detectable compounds do not infringe the claims of such patents; however, there can be no assurances that Schering would not allege infringement of one or more of those patents. If infringement were alleged, a legal determination of the infringement of any such patents by any Company product having image-enhancing properties could have a material adverse affect on the Company's business. Further, any allegation by Schering of infringement of patent rights by the Company would likely result in significant legal costs and require substantial management resources. Schering has sent communications to the Company suggesting that GADOLITE may infringe certain of such Schering patents. The Company is aware that Schering has asserted patent rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering with respect to one or more of such patents. There can be no assurance that the Company would be able to obtain a license from Schering, if required. Even if a license could be obtained, there can be no assurance that the Company would receive commercially reasonable terms.

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

The Company is also dependent upon the NCI for the sponsoring and funding of certain of the clinical trials of the Company's Gd-Tex radiation sensitizer and LUTRIN photosensitizer products in development. There can be no assurance that the NCI will enlist support for all such trials or that it will continue its funding. If such trials are not supported by the NCI, the Company may be required to fund its own continuation of such trials or reduce the number of indications for which it would pursue clinical trials.

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

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE UPON CONTRACT MANUFACTURERS

The Company must manufacture its products in commercial quantities either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. Except for Gd-Tex, LUTRIN and ANTRIN bulk drug substances, which are the subject of a manufacturing and supply agreement with Celanese Corporation, and GADOLITE, which has been the subject of a manufacturing and supply agreement with Glaxo-Wellcome Co. ("Glaxo"), the Company does not have access to the manufacturing capacity necessary to provide clinical and commercial quantities of the Company's products. Any failure by these third parties to supply the Company's or the NCI's requirements for clinical trial materials would have a material adverse effect upon the completion of such trials and could therefore have a material adverse effect on the Company. The Company's agreement with Glaxo for manufacturing and supply of GADOLITE may be terminated because of delay in FDA approval for GADOLITE. The Company may be required to change manufacturing sources for GADOLITE. There can be no assurance that the Company can renegotiate the manufacturing agreement with Glaxo or negotiate a satisfactory manufacturing agreement with another supplier, that Glaxo would successfully manufacture sufficient supplies of GADOLITE, or that, if the Company switched suppliers, such a manufacturing change would not delay the Company's approval and commercialization plans for GADOLITE. Access to such manufacturing capacity is necessary for the Company to conduct clinical trials, obtain regulatory approval and commercialize its products. The Company is engaged in preliminary discussions with a number of manufacturers of parenteral products regarding process development and validation, filling, labeling and packaging of the finished dosage form of Gd-Tex, LUTRIN and ANTRIN. A failure to successfully complete any such agreement could, if the Company could not locate alternate manufacturing capabilities, have a material adverse impact on the Company's business, financial condition and results of operations. Prior to regulatory approval of the Company's products under development, the Company intends to negotiate supply agreements with manufacturers who will have the ability to manufacture, fill, label and package such materials prior to commercial introduction of such products. There are, however, only a limited number of contract manufacturers that operate under current federal and state GMP regulations and are capable of manufacturing the Company's products. Accordingly, there can be no assurance that the Company will be able to enter into supply agreements on commercially acceptable terms with manufacturers or that the Company will enter into supply agreements with manufacturers who will be able to deliver supplies in appropriate quantity and quality to develop and commercialize its products. Any interruption of supply of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ACCESS TO CAPITAL MARKETS

The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of its products. The Company will require additional funds for these purposes, to establish additional clinical- and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of its products. The Company's future capital requirements will depend on many factors, including, among others, continued scientific progress of its research and development programs, the ability of the Company to establish additional collaborative arrangements, changes in its existing collaborative relationships, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory clearance, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. The Company believes that its cash, cash equivalents, and short-and long-term investments will be adequate to fund the Company's operations through at least the calendar year 2000. However, the Company's actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to market and distribute its products and establish new collaborative and licensing arrangements. The Company may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources which may be dilutive to existing stockholders. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products under development that the Company would otherwise seek to develop or commercialize itself. No assurance can be given that such additional funds will be available on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs which would materially and adversely affect the Company's business, financial condition and results of operations.

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

VOLATILITY OF STOCK PRICE

The market prices for securities of small capitalization biotechnology companies (including the Company) have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Future announcements concerning the Company, its competitors or other pharmaceutical and biotechnology companies, including the results of preclinical testing and clinical trials, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation, public concern as to the safety of products developed by the Company or others, comments by securities analysts and general market conditions may have a significant effect on the market price of the Company's Common Stock. In addition, the realization of any of the risks described in these "Factors That May Affect Future Operating Results" could have a dramatic and material adverse impact on the market price of the Company's Common Stock.

UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT AND REFORM

The future revenues and profitability of pharmaceutical and related companies as well as the availability of capital to such companies may be affected by the continuing efforts of government and third-party payers to contain or reduce costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, it is likely that the U.S. Congress and state legislatures will continue to focus on health care reform and the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of such products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially adversely affect the Company's ability to operate profitably.

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

NO DIVIDENDS

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

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings.
        None

Item 2. Changes in Securities.
        None

Item 3. Defaults Upon Senior Securities.
        None

Item 4. Submission of Matters to a Vote of Security Holders.
        None

Item 5. Other information.
        Changes in Members of Board of Directors

           In February 1998, Mr. Brian A. Markison was elected to the Company's Board of Directors. Mr. Markison is currently Senior Vice President, Neuroscience/Anti-Infective Sales for Bristol-Myers Squibb Company. Mr. Markison was formerly Vice President, Marketing and Advanced Medical Services for Bristol-Myers Squibb Oncology.

           On May 4, 1998, Mr. Patrick Latterell, a member of the Company's Board of Directors since 1991, resigned.


Item 6. Exhibits and Reports on Form 8-K.
           a.  Exhibits

               10.38 Employment Agreement, dated December 18, 1997, by and between the Company and Leiv Lea.

               27     Financial Data Schedule

           b.  Reports on Form 8-K.
               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PHARMACYCLICS, INC.
                                  (Registrant)




Date:   May 13, 1998              By: /s/ Richard A. Miller, M.D.
                                      ------------------------------------------
                                      Richard A. Miller, M.D.
                                      President and Chief Executive Officer




Date:   May 13, 1998              By: /s/ Leiv Lea
                                      ------------------------------------------
                                      Leiv Lea
                                      Vice President, Finance and Administration

                                  EXHIBIT INDEX

Exhibit
No.

10.38 Employment agreement, dated December 18, 1997, by and between the Company and Leiv Lea.

27        Financial Data Schedule