Form 10-K
period 1998-06-30
PHARMACYCLICS INC
filed 1998-09-25
CIK 949699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ----------------

                                    FORM 10-K
                  For Annual and Transition Reports Pursuant to
           Section 13 or 15(d) of the Securities Exchange Act of 1934


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1998

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
     Title of each class                             on which registered
     -------------------                             -------------------
            None                                            None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 Par Value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendments to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of July 31, 1998, was approximately $236,592,372 based on the closing price of the Common Stock of the Registrant as reported on the NASDAQ National Market on such date. The number of outstanding shares of the Registrant's Common Stock as of July 31, 1998 was 12,334,283.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following document are incorporated by reference into
Part III of this Form 10-K: the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders scheduled to be held on December 11, 1998.


================================================================================

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                                                                   PAGE
                                                                                                   ----
                                   PART I

Item 1. Business ..............................................................................      2
Item 2. Properties ............................................................................     31
Item 3. Legal Proceedings .....................................................................     31
Item 4. Submission of Matters to a Vote of Security-Holders ...................................     31

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters .................     32
Item 6. Selected Financial Data ...............................................................     33
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..     34
Item 8. Financial Statements and Supplementary Data ...........................................     38
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...     56

                                   PART III

Item 10. Directors and Executive Officers of the Registrant ...................................     57
Item 11. Executive Compensation ...............................................................     57
Item 12. Security Ownership of Certain Beneficial Owners and Management .......................     57
Item 13. Certain Relationships and Related Transactions .......................................     57

                                   PART IV

Item  14. Exhibits, Financial Statement Schedule 5 and Reports on Form 8-K ....................     58







PHARMACYCLICS(R), the Pentadentate Logo [LOGO] (R) and GADOLITE(R) are registered U.S. trademarks; ANTRIN(TM), LUTRIN(TM), and OPTRIN(TM) are trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

      Pharmacyclics, Inc. ("Pharmacyclics" or the "Company") is a pharmaceutical company developing energy-potentiating drugs to improve radiation therapy and chemotherapy of cancer, and to enable or improve the photodynamic therapy of certain cancers, atherosclerotic cardiovascular disease and retinal diseases. The Company's products are ring-shaped small molecules, called "texaphyrins," which are patented agents derived from Pharmacyclics' versatile technology platform for designing and synthesizing energy-potentiating drugs. These texaphyrins localize in cancer cells and atherosclerotic plaque, where they can be activated by forms of energy, including X-ray, chemical and light, to selectively eliminate diseased tissue. The Company's lead texaphyrin-based product candidates are Gd-Tex, a gadolinium texaphyrin molecule being developed for use as a radiation sensitizer (initially in the treatment of brain metastases) and chemosensitizer; LUTRIN(TM) photosensitizer, a lutetium texaphyrin molecule being developed as a photosensitizer for use in photodynamic therapy of cancer; ANTRIN(TM) photosensitizer, a lutetium texaphyrin molecule being developed as a photosensitizer for use in the photoangioplasty of atherosclerosis; and OPTRIN(TM) photosensitizer, a lutetium texaphyrin molecule being developed as a photosensitizer for use in photodynamic therapy of age related macular degeneration (ARMD).

      Gd-Tex is in a multicenter Phase III clinical trial to improve the efficacy of radiation therapy of brain metastases resulting from a variety of cancers, including those of the lung and breast. At the May 1998 annual meeting of the American Society of Clinical Oncology (ASCO), the Company reported interim results of its Phase Ib/II clinical trial of Gd-Tex in cancer patients receiving radiation therapy for treatment of brain metastases. Although not a prospectively randomized trial, the 60 patients evaluated on the trial were found to have improved tumor response rate and survival compared to case matched historical controls.

      The National Cancer Institute ("NCI") intends to sponsor nine clinical trials of Gd-Tex for additional cancer indications, including primary cancers of the brain, head and neck region, lung, pancreas and prostate. The first two NCI sponsored trials have begun at the University of California at Los Angeles Medical Center. These studies are enrolling patients with newly diagnosed primary brain tumors. Other studies are scheduled to begin during 1998 and 1999. Radiation therapy is administered to more than 700,000 patients annually in the United States and currently there are no approved radiation sensitizers.

      ANTRIN is in a Phase I clinical trial to evaluate its safety and efficacy for photo-angioplasty treatment of patients with atherosclerotic peripheral arterial disease. At a recent meeting of the American Society for Photobiology in July 1998, interim data was reported indicating that ANTRIN photoangioplasty was well tolerated. In this dose escalation trial primarily designed to evaluate safety, investigators reported that a dose level had been achieved that resulted in a reduction in atherosclerotic plaque and improvement in lumen diameter. There are currently more than 600,000 angioplasty procedures performed annually in the United States for patients with atherosclerosis.

      LUTRIN is in multicenter Phase II clinical trials to evaluate its safety and efficacy for use in the treatment of recurrent breast cancers to the chest wall, which are accessible to illumination by externally-applied light. The NCI has announced its intention to fund additional clinical trials of LUTRIN for other cancer indications, including primary cancers of the cervix, esophagus, head and neck region, lung, pancreas, intraperitoneal region, and prostate, which the Company expects to begin in late 1998 and 1999.

      The Company has conducted preclinical studies with OPTRIN for use in certain ophthalmic diseases, such as ARMD, a leading cause of blindness that affects approximately 200,000 patients per year in the United States. Pharmacyclics is providing OPTRIN to Alcon Pharmaceuticals, Ltd. ("Alcon") under an evaluation and license agreement pursuant to which Alcon is conducting Phase I studies in patients with ARMD.

      The Company has retained worldwide marketing rights for its Gd-Tex and ANTRIN products, as well as U.S., Canadian and Japanese marketing rights for LUTRIN. Pharmacyclics is leveraging its core technology and products by establishing relationships with third parties intended to augment its research and development activities and to provide manufacturing capacity and sales and marketing capabilities. In October 1997, the Company entered into a collaborative agreement with Nycomed Imaging AS ("Nycomed") to sell and market LUTRIN for cancer therapy outside the United States, Canada and Japan. In December 1997, the Company entered into an evaluation and license agreement with Alcon, pursuant to which Alcon has obtained the right to conduct worldwide development, marketing and sales of OPTRIN for ophthalmology indications.


MARKET OVERVIEW

   Cancer

      Cancer results from the uncontrolled proliferation of cells which invade and interfere with the normal function of tissues and organs. Frequently, cancer cells become dislodged from their primary site and spread, or metastasize, to other anatomic sites. As of 1994, over seven million people in the United States had been diagnosed with cancer, with approximately 1.4 million new cases each year. The appropriate cancer therapy for each patient depends on histology and careful assessment of the size, location and existence of metastases of the tumor using diagnostic imaging procedures. Therapy typically includes some combination of surgery, radiation therapy or chemotherapy.

      Chemotherapy and radiation therapy tend to destroy both healthy and diseased cells and cause serious side effects because their cytotoxic effects are not adequately selective. As a result, substantial cancer research has been directed toward improving the efficacy of existing therapy while reducing toxicity. These approaches seek to identify drugs, generally known as sensitizers, which are capable of localizing in the tumor and making the cancer cells more sensitive to radiation therapy or chemotherapy, thereby increasing the efficacy of such therapy.

      Radiation Therapy. Radiation therapy is currently administered to more than 700,000 patients annually in the United States by approximately 3,000 physicians specializing in radiation oncology. The radiation is applied to the area of the body where the tumor is located and is generally administered several times per week over a period of two to six weeks. While adjacent normal tissues are shielded to minimize radiation toxicity, radiation therapy often has toxic effects on healthy tissue surrounding the tumor because the energy cannot be adequately targeted. An estimated 50% of newly diagnosed cancer patients, including those with cancers of the lung, breast, prostate, or head and neck region, will be treated with radiation therapy as part of their initial disease management. In addition, patients with persistent or recurrent disease also will receive radiation therapy for palliation of symptoms. Depending on the complexity and duration of treatment, a course of radiation therapy for cancer can cost between $10,000 and $25,000. Radiation sensitizers are agents that increase the cytotoxic effects of radiation. While there currently are no U.S. Food and Drug Administration ("FDA") approved radiation sensitizers, certain chemotherapy agents are frequently used off-label to increase the effectiveness of radiation therapy. Optimally, a radiation sensitizer should be safe, simple to administer and potentiate the effect of radiation at the tumor site and not the adjacent normal tissue.

      Cytotoxic Chemotherapy. Cytotoxic chemotherapy is administered to more than 350,000 patients each year in the United States for treatment of many types of cancer. The effectiveness of chemotherapy agents usually is limited by their serious or life threatening side effects, many of which are due to the drugs' lack of selectivity. Chemotherapy drugs distribute throughout the body in normal tissues as well as in the tumor. The cytotoxic effect to normal tissues is dose-limiting for most of these drugs, resulting in a very narrow therapeutic margin. Chemosensitizers are drugs which potentiate the anti-tumor activity of cancer chemotherapy agents. No chemosensitizer has been approved for use by the FDA to date, although several are being tested clinically. Ideally, such an agent should be safe, simple to administer and should potentiate cell killing in the cancerous tissue but not in adjacent normal tissue.

      Photodynamic Therapy. Photodynamic therapy is an emerging cancer treatment based on the use of light energy to activate a photosensitizing drug. In this procedure, a photosensitizing agent, ideally one that selectively accumulates in tumors, is injected into the patient. The tumor site is then illuminated with visible light of a particular energy and wavelength that is absorbed by the photosensitizer, creating excited-state oxygen molecules in those tissues in which the drug has localized. These molecules are highly reactive with cellular components and cause tumor cell death. The first photosensitizing agent was approved by the FDA in early 1996 for the treatment of obstructing cancers of the esophagus and more recently for the treatment of certain types of lung cancer. To date, use of the approved agent and other experimental agents has been restricted to treatment of superficial or small lesions because light of the wavelength required to energize such photosensitizers is incapable of penetrating deeply into tissues. Other limitations of photosensitizers have included unfavorable biolocalization, prolonged retention in the body, skin phototoxicity and insolubility in water, complicating intravenous administration. In addition, some tumors, including malignant melanoma, contain pigments that have not allowed adequate penetration of light for photodynamic therapy. Optimally, a photosensitizer should accumulate selectively in tumors and be capable of activation by a wavelength of light that is able to penetrate through tissue, blood and darkly pigmented skin in order to treat larger or more deeply situated tumors. Ideally, the treatment should be safe, lack skin phototoxicity and be simple to administer.


   Atherosclerosis

      Atherosclerosis is a progressive and degenerative vascular disease in which cholesterol and other fatty materials are deposited in the walls of blood vessels, forming a build-up known as plaque. The accumulation of plaque narrows the interior of the blood vessels, thereby reducing blood flow. Atherosclerosis in the coronary arteries can lead to heart attack and death. In peripheral arteries, atherosclerosis can lead to decreased mobility, loss of function, loss of limbs and other complications such as stroke. Current treatments for atherosclerosis include surgery and other techniques aimed at removing or relieving the plaque. Procedures utilizing intravascular devices to mechanically compress or remove the obstructing lesion include balloon angioplasty and atherectomy. These procedures are currently performed in more than 600,000 patients per year in the United States. They require the use of anticoagulant drugs and, frequently, the use of stents to reduce the incidence of restenosis, which results from traumatic damage to the vessel wall. Generally, these techniques have been limited to treating only localized sections of the diseased vessel.

      The optimal interventional treatment for atherosclerosis should effectively eliminate atherosclerotic plaque without the need for anticoagulant drugs or stent placement to prevent restenosis. Because atherosclerosis is a diffuse disease, therapies that can be used over long segments of the affected vessel offer significant advantages over treatments limited to localized sections of the vessel.


   Age-Related Macular Degeneration

      ARMD is the major cause of severe visual loss in the elderly, accounting for up to 90% of legally blind eyes in the United States and approximately 200,000 new cases of ARMD are diagnosed annually in the United States. Patients with ARMD develop blurred vision and distortion, decreased vision and scotoma or blind spot, which occurs in the center of the visual field. The disease is caused by a degeneration of the retina and proliferation of abnormal capillaries. Although laser photocoagulation can slow progression of disease in some patients, its lack of selectivity and limited efficacy fail to prevent progression of the disease, which ultimately leads to blindness. Ideally, therapy for this disease should be selective for the diseased vessels, minimize collateral damage and be capable of complete elimination of the diseased vessels.


THE COMPANY'S TECHNOLOGY PLATFORM

      The Company's technology utilizes its expertise in biometallic and expanded porphyrin chemistry to develop energy-potentiating synthetic molecules. In nature, molecules called porphyrins, such as heme or chlorophyll, bind metals, transport ions and transform energy. Porphyrins are localized in tissues or organs responsible for energy production, metabolism or transport functions. The Company's synthetic porphyrins are designed to take advantage of two key characteristics of naturally-occurring porphyrins: energy potentiation and selective localization.

      Pharmacyclics and its collaborators have designed and patented synthetic porphyrins, called "texaphyrins," to perform specific functions in a number of medical applications. Texaphyrins are capable of binding larger metal atoms and of capturing, focusing and transforming X-ray, chemical or light energy into other energy forms capable of producing localized destruction of diseased tissues. These molecules have a larger central binding ring, which makes it possible to stably bind a variety of lanthanide metals, such as gadolinium, lutetium, europium or dysprosium. The binding of metal ions by texaphyrins is unique in that the metal is held near or within the plane of what is otherwise a flat or plate-shaped molecule. This type of binding allows the metal to interact act freely with adjacent molecules while still being retained within the texaphyrin structure. The physical and chemical characteristic of the texaphyrin, as well as its product applications, are determined by the type of metal inserted and the form of energy applied.

      Once properly localized, which generally occurs in minutes to a few hours following administration, texaphyrins can be excited with the appropriate energy form to activate their therapeutic effects. Texaphyrins are water soluble, thereby increasing safety and simplifying administration to patients.


PHARMACYCLICS' BUSINESS STRATEGY

      The key elements of the Company's business strategy include:

      Develop therapeutic products that address large markets for cancers and atherosclerosis. The Company possesses a versatile technology platform that it believes will lead to diverse product opportunities. The Company has focused its internal resources on the development of therapeutic products that address large markets, such as cancer and atherosclerosis. The Company's initial product focus is on the treatment of life threatening cancers in which accelerated regulatory approval and favorable pricing may be possible.

      Develop products that enhance existing medical procedures. The Company's products are designed primarily to be used in conjunction with standard medical treatments to enhance their safety and efficacy. By facilitating and improving current treatments, the Company believes its products have the potential to be rapidly adopted by physicians.

      Create diverse products based upon patented texaphyrin technology. The Company has created several product candidates based on its patented texaphyrin molecule. This technology platform enables the development of products with similar chemical synthesis, manufacturing and product development activities while addressing a variety of indications such as cancer, atherosclerosis and macular degeneration.

      Retain rights to cancer products in the United States. The Company has retained worldwide rights to its Gd-Tex radiation sensitizer and ANTRIN photosensitizer and U.S., Canadian and Japanese rights to its LUTRIN photosensitizer for cancer treatment. The Company believes it can build a U.S. sales force for its oncology products due to the specialized nature of the oncology market. The target customer base for the Company's Gd-Tex radiation sensitizer is approximately 3,000 physicians specializing in radiation oncology.

      Leverage resources through collaborations. The Company has leveraged its resources by focusing on research and clinical development and has established relationships with third parties for process development, manufacturing and marketing of its products. The Company has established a relationship with the NCI to expand clinical development of both its Gd-Tex radiation sensitizer and LUTRIN photosensitizer products. The Company believes that this collaboration will expand the potential indications for its cancer products. The Company's collaborations expand its access to foreign markets, such as the collaboration with Nycomed for LUTRIN outside the United States, Canada and Japan, and to new therapeutic indications, such as the collaboration with Alcon for ophthalmic indications.

PRODUCTS UNDER DEVELOPMENT

      The table below summarizes the Company's product candidates and their stage of development:

   Product                      Indication                         Regulatory Status(1)             Marketing Rights
   -------                      ----------                         ---------------------            ----------------
                                            C A N C E R   T H E R A P Y

   Gd-Tex                       Brain metastases                   Phase III                        Pharmacyclics

   Radiation Sensitizer

                                Primary brain tumor                NCI, Phase I, two trials


                                Lung cancer                        NCI, Phase I

                                Head and neck cancer               expected

                                Pancreatic cancer                  1998-1999(2)
                                Prostate cancer
                                Pediatric brain tumor

   Gd-Tex                       A variety                          Preclinical                      Pharmacyclics
   Chemosensitizer              of cancers


   LUTRIN                       Breast cancer                      Phase II                         Pharmacyclics in the

   Photosensitizer                                                                                  US, Canada and Japan,

                                Cervical cancer                    NCI, Phase I                     Nycomed in the rest of
                                Esophageal cancer                  expected                         world
                                Head and neck cancer               1998-1999(3)
                                Intraperitoneal cancer
                                Lung cancer
                                Pancreatic cancer
                                Prostate cancer


                                        A T H E R O S C L E R O S I S    T H E R A P Y

   ANTRIN                       Peripheral arterial disease        Phase I                          Pharmacyclics

   Photosensitizer              Coronary disease                   Preclinical

                                          M A C U L A R    D E G E N E R A T I O N

   OPTRIN                       Age-related                        Phase I                          Alcon
   Photosensitizer              macular
                                degeneration

                                            D I A G N O S T I C    I M A G I N G

   GADOLITE                     Oral MRI contrast agent            FDA approvable letter            E-Z-EM in Europe and
                                for abdomen and                    received                         North America,
                                pelvis                             December 1996                    Pharmacyclics in the
                                                                                                    rest of world


(1) As used above, "Preclinical" means testing on animal models for indications of safety and efficacy prior to the initiation of human clinical trials. "Phase I" means initial human clinical trials designed to establish the safety, dose tolerance and sometimes pharmacokinetics of a compound. "Phase II" means human clinical trials designed to establish safety, optimal dosage and preliminary activity of a compound. "Phase III" means human clinical trials designed to lead to accumulation of data sufficient to support an NDA, including data as to efficacy. "FDA approvable letter" means that the FDA has deemed the drug capable of registration for commercial use provided that certain issues relating to product formulation, stability and manufacturing can be resolved to the agency's satisfaction.

(2) The NCI intends to sponsor seven clinical trials for these cancer indications, which the Company expects to be initiated in 1998 and 1999.

(3) The NCI intends to sponsor at least eight clinical trials for these cancer indications, which the Company expects to be initiated in late 1998 and 1999.

   CANCER THERAPY

      Gd-Tex for Radiation Sensitization

      Radiation therapy of cancer is based upon the destruction of cancer cells through exposure to relatively high dosages of externally applied radiation. While cancer cells are somewhat more sensitive to radiation exposure than healthy tissues, radiation therapy will have toxic effects on healthy tissue surrounding the tumor because the energy cannot be adequately targeted. The ability to preferentially target and destroy cancerous regions is largely limited to shielding, using lead blocks, on regions adjacent to the tumor. The Company's preclinical studies indicate that Gd-Tex both localizes preferentially in tumors and increases the local destructive effect of radiation therapy in those targeted tissues. Gd-Tex uptake in tumors occurs within minutes of administration and persists for hours, effectively localizing the effect of the drug to the tumor. Once localized, Gd-Tex absorbs free electrons generated during irradiation, effectively prolonging and magnifying the destructive action of highly reactive hydroxyl free radicals. These free radicals are cytotoxic and destroy the surrounding cancerous tissue. In preclinical studies, animals receiving Gd-Tex in conjunction with radiation therapy had enhanced tumor response rates as compared to the control group receiving equivalent doses of radiation therapy alone. Preclinical studies further indicate that Gd-Tex increases the effect of radiation therapy at the tumor site, with no increased damage to surrounding healthy tissues. An additional feature of Gd-Tex is that it is detectable by magnetic resonance imaging ("MRI") scanning, providing a method for monitoring its biolocalization in patients.

      The Company initially intends to seek FDA approval of Gd-Tex for treatment of patients with brain metastases who are receiving radiation therapy. Brain metastases occur in approximately 15% to 20% of all cancer patients, often in patients with primary lung or breast cancer, and are usually treated with radiation therapy delivered to the whole brain. The median survival of patients with brain metastases is about four months. Patients with brain metastases develop devastating complications, including headache, seizures, paralysis, blindness and impaired cognitive function. Radiation therapy for treatment of brain metastases is performed on approximately 170,000 patients per year in the United States and is intended to prevent or reduce these complications. The Company believes that Gd-Tex could eventually be used in many other tumor types and clinical situations requiring radiation therapy.

      Clinical Status. The Company has completed a Phase I clinical trial of Gd-Tex in 41 patients with advanced cancer who received radiation therapy. This trial was designed to determine the maximally-tolerated single dose of the drug, with reversible renal toxicity being the dose-limiting toxicity. Biolocalization of Gd-Tex in lung cancer, breast cancer and other tumors was confirmed using MRI. The Company completed a Phase Ib/II clinical trial to evaluate the safety and efficacy of Gd-Tex in patients with brain metastases receiving 10 daily intravenous injections of Gd-Tex, each followed by whole-brain radiation therapy. Preliminary results of this 61 patient trial were reported in May 1998 at the meeting of the American Society of Clinical Oncology. Thirty-nine patients were entered into the dose escalation Phase Ib portion of the study designed to determine the dose limiting toxicity. The dose limiting toxicity was reversible elevation of liver enzymes. There were no significant infusion-related toxicities. MRI scans showed selective accumulation of Gd-Tex in brain metastases but not in normal brain tissue. Twenty-two patients were entered into the Phase II portion of the study and received optimized doses of Gd-Tex. Three doses were evaluated based on safety and achievement of adequate plasma levels of the drug. The response rate (defined as greater than 50% decrease in tumor volume) was 73%. An intent to treat survival analysis was performed on 60 patients with adequate follow-up. Although not a prospective randomized trial, a comparison to a historical control database was performed in order to obtain additional information regarding efficacy. The Gd-Tex treated patients were compared to the historical controls using a case-matching statistical technique. Case matching was done to improve comparability between groups with respect to clinical prognostic features. Gd-Tex treated patients were found to have statistically significant higher response rate and prolonged survival compared to case matched controls. In a separate multivariate analysis, Gd-Tex treatment was found to be one of the most important prognostic features predictive of survival.

      Based on these results, the Company has initiated a multicenter prospectively randomized Phase III trial in patients with brain metastases that is intended to enroll approximately 425 patients. The primary clinical endpoint of the study is survival. Secondary endpoints include tumor response, neurocognitive function and quality of life. Patient eligibility requirements in the study are designed to enroll those patients most likely to die from uncontrolled progression of tumor in the brain. The study will be monitored by an independent Data Safety Monitoring Board who will perform an interim analysis of the data two-thirds into the study for possible early termination in the event of significant efficacy or unacceptable toxicity.

      In parallel with the Company's studies in brain metastases, the NCI intends to sponsor additional clinical trials of Gd-Tex for other indications. The first two studies have begun at UCLA Medical Center in primary brain tumor. Other studies will begin later in 1998 and 1999.


   Indication                                                           Institutions
   ----------                                                           ------------
   Primary Brain Tumor                          UCLA Medical Center
                                                University of Southern California, Norris Comprehensive Cancer Center
                                                Cooper House Systems, Robert Wood Johnson Medical School

   Primary Brain Tumor                          NABTT (New Approaches to Brain Tumor Therapy Consortium,
                                                comprised of ten centers)

   Primary Brain Tumor                          University of Chicago

   Lung Cancer                                  University of Pennsylvania, University of Maryland

   Head and Neck Cancer                         Johns Hopkins University Oncology Center

   Pancreatic Cancer                            University of Pittsburgh

   Pancreatic Cancer                            Johns Hopkins University Oncology Center

   Prostate Cancer                              Joint Center for Radiation Therapy, Harvard Medical School

   Pediatric Brain Stem Glioma                  Childrens Cancer Study Group


   Gd-Tex for Chemosensitization of Cancer

      The Company is conducting preclinical studies with Gd-Tex as a chemosensitizer for use in conjunction with certain cytotoxic chemotherapy agents. Cytotoxic chemotherapy destroys cancer cells by interfering with their metabolism, protein synthesis or cell division. Because these agents are not tissue-selective, cancer chemotherapy agents produce serious or life-threatening side effects that compromise quality of life and increase the cost of management of patients with cancer. Preclinical studies conducted by the Company and its collaborators indicate that Gd-Tex increases the activity of certain chemotherapy agents in tumors. This effect is believed to be related to Gd-Tex's ability to stabilize cytotoxic free radicals produced by certain chemotherapy agents, such as bleomycin and doxorubicin. Gd-Tex's selectivity potentiates the activity of cancer chemotherapy agents in tumor cells where Gd-Tex is taken up, but not in normal tissues where the drug does not penetrate, thereby increasing the therapeutic margin of these agents. In preclinical studies, animals receiving Gd-Tex and chemotherapy with either bleomycin or doxorubicin had enhanced tumor responses and survival rates as compared to control groups receiving equivalent doses of chemotherapy alone.

   LUTRIN for Photodynamic Therapy of Cancer

      Photodynamic therapy is a minimally invasive treatment in which a photosensitizing drug that localizes to diseased tissue is injected into the body and then activated with light energy. To date, photodynamic therapy has been approved for the treatment of superficial or small lesions because existing photosensitizers have been unable to absorb light capable of penetrating deeply into tissues. LUTRIN, the Company's lutetium texaphyrin drug, is activated by light of 720-760 nanometers, wavelengths that are optimal for penetrating through tissue, blood and skin pigmentation such as melanin. After absorbing light of this wavelength, LUTRIN becomes activated to a higher energy state generating singlet oxygen, a highly cytotoxic molecule. Preclinical studies indicate that LUTRIN selectively localizes in a variety of cancers. LUTRIN is a synthetic, well-characterized molecule that is water soluble and is relatively rapidly cleared from the body, reducing potential toxicity.

      The Company's LUTRIN program is focused on drug development and relies on third parties for manufacture and supply of light sources and delivery devices. In October 1997, the Company entered into an agreement with Nycomed, which acquired sales and marketing rights to LUTRIN for cancer indications outside the United States, Canada and Japan. In return for these rights, the Company received an up front licensing fee and is to receive future payments based on achievement of regulatory milestones and royalties on Nycomed's LUTRIN sales.

      The Company intends initially to seek FDA approval for the use of LUTRIN in photodynamic therapy for patients with invasive surface cancers that are accessible to externally applied light, such as recurrent breast cancer (involving the skin or subcutaneous tissue). Additional potential indications for the use of LUTRIN include internal cancers such as cancer of the cervix, lung, esophagus, pancreas, head and neck region and prostate.

      Clinical Status. The Company presented results from its completed Phase I clinical trial of LUTRIN for the photodynamic treatment of advanced local or metastatic cancer accessible to externally applied light at the ASCO meeting in May 1997. Of the 35 patients enrolled in this dose escalation study, 16 had breast cancer, seven had melanoma and 12 had other types of tumors. Patients received a rapid intravenous injection of LUTRIN, followed three to eight hours later by illumination of the tumors with light. Within the treated group, 73 breast cancer lesions were evaluated, with a total per lesion response rate of 64%, comprised of a 46% complete response (defined as complete disappearance of the tumor) and 18% partial response (defined as greater than 50% reduction in tumor size) in this early-stage trial which was not designed to measure efficacy. A drug dose response effect was observed. Nineteen lesions were evaluated in six patients treated at the maximally-tolerated single dose ("MTD"). Fifteen of the lesions underwent a complete response and two achieved a partial response. Of the six patients treated at the maximum tolerated dose, all of whom had breast cancer, four had a complete response and one had a partial response. The overall clinical response rates, determined by evaluating the response of all the treated lesions in each patient, were 50% with 17% complete and 33% partial responses. In breast cancer, the corresponding overall clinical response rates were 60%, with 27% complete and 33% partial responses. The dose-limiting toxicity was pain at the treatment site during light illumination, which occurred at the highest doses administered. At the highest dosage level, some patients experienced dysesthesia (burning or numbness) in areas exposed to light, such as the fingertips. There were no systemic toxicities and no significant skin phototoxicities.

      The Company commenced a multicenter Phase II clinical trial in recurrent breast cancer to the chest wall in patients who have failed radiation therapy. This trial is designed to optimize drug dose and light dose and provide indications of efficacy and safety. In patients entered into the trial with large tumors, pain at the treatment site has been observed. Pain appears to be related to the size of the area being treated and has been controlled by narcotics and sedation. The drug dose limiting toxicity has been found to be tissue necrosis within the treatment site. The Company is evaluating various treatment regimens aimed at optimizing efficacy and reducing treatment related side effects. In parallel with the Company's clinical studies in recurrent breast cancer to the chest wall, the NCI intends to sponsor clinical trials of LUTRIN for additional indications including cancer of the cervix, esophagus, head and neck region, intraperitoneal region, lung, pancreas and prostate. These studies are expected to begin in late 1998 and 1999.

   ATHEROSCLEROSIS THERAPY

      ANTRIN for Photoangioplasty of Atherosclerosis

      Preclinical studies conducted by the Company and its collaborators have demonstrated that texaphyrins also localize to atherosclerotic plaque. Preclinical studies have also indicated that following intravenous administration of ANTRIN, intravascular exposure of atherosclerotic plaque to 732-nanometer light delivered by means of a fiber optic cylindrical diffuser resulted in elimination of the plaque without damage to the endothelium using a technique which the Company refers to as photoangioplasty. The Company believes that these results suggest that photoangioplasty of atherosclerosis with ANTRIN has the potential to eliminate or reduce plaque without complications such as thrombosis and restenosis. Additional preclinical studies further indicated that photoangioplasty of atherosclerosis with ANTRIN could be used to treat diffuse atherosclerosis over long segments of blood vessels, which is not possible with other currently available techniques. ANTRIN's selective localization in plaque and relatively rapid clearance from blood may provide advantages for its application in the treatment of atherosclerosis. The Company also believes that photoangioplasty with ANTRIN has potential use in peripheral arterial disease, coronary artery disease and in the treatment or prevention of restenosis. The Company initiated a Phase I clinical trial at Stanford University Medical Center for the use of ANTRIN in the photoangioplasty of lower extremity peripheral arterial disease. Interim data from this trial was presented at the July 1998 meeting of the American Society of Photobiology. Successive cohorts of patients received single increasing intravenous doses of ANTRIN, followed 24 hours later by intravascular delivery of light. Photoangioplasty is administered in a standard cath lab and patients were followed 2-4 weeks later by repeat angiogram and intravascular ultrasound (IVUS). Although primarily a safety study, a dose of ANTRIN has been achieved which the Company believes produces reduction in plaque and increase in lumen diameter assessed by both angiography and IVUS. This study has now been expanded to include patients with atherosclerosis involving the arteries up to the level of the aortic bifurcation.


   AGE-RELATED MACULAR DEGENERATION THERAPY

      The Company and its collaborators have conducted preclinical studies with OPTRIN in ARMD. These studies have indicated that OPTRIN selectively damages abnormal retinal capillaries following activation by light of an appropriate wavelength. The Company entered into a development agreement with Alcon, a leading ophthalmic products company, whereby OPTRIN is provided to Alcon for the conduct of further preclinical and clinical development, and ultimately, regulatory submissions, sales and marketing for the treatment of ARMD. Phase I studies in ARMD are in progress.


   DIAGNOSTIC IMAGING AGENT

      The Company's oral MRI contrast agent, GADOLITE, is not a texaphyrin, but is based on a patented compound and is used for imaging the gastrointestinal tract in patients undergoing MRI procedures of the abdomen or the pelvis. GADOLITE contains gadolinium sodium aluminosilicate suspended in an aqueous, orange-flavored oral formulation designed to fill the bowel uniformly.

      The Company submitted a new drug application ("NDA") for GADOLITE in September 1995, based upon two multicenter controlled Phase III studies in patients receiving MRI scans for known or suspected diseases of the abdomen or pelvis. The Company received an approvable letter from the FDA in December 1996 requiring the Company to conduct additional product manufacturing and product stability studies. The Company is in the process of addressing these issues, which also require resolution of current manufacturing uncertainties relating to GADOLITE. There can be no assurance that the FDA will decide that the NDA satisfies the criteria for approval. In 1996, the Company received approval from the Medicines Control Agency to market GADOLITE in the United Kingdom. In April 1998, the Company received approval from the Health Protection Branch of Health Canada to market GADOLITE in Canada. GADOLITE will not be marketed in Europe or Canada until product manufacturing and product stability issues are resolved. Although the process for regulatory approval in Western Europe is similar to that in the United States, there are numerous and sometimes unique risks associated with the approval of a marketing authorization in Europe. There can be no assurance that authorization to market GADOLITE in other member states would be granted under the European Union's mutual recognition procedure.

      Data obtained from preclinical studies and clinical trials of the Company's products under development are not necessarily indicative of results that will be obtained from subsequent studies or clinical trials, and such data are susceptible to varying interpretations which could delay, limit or prevent further development or regulatory approval.


RESEARCH, CLINICAL DEVELOPMENT AND MARKETING COLLABORATIONS

      The Company relies on relationships with third parties to augment certain research, clinical development, process development, manufacturing, sales and marketing functions. In the photodynamic therapy field, the Company has used outside collaborations for development of light sources and delivery devices for use in preclinical studies and clinical trials while focusing on development of its proprietary photosensitizing products. The Company retains marketing rights to Gd-Tex and ANTRIN worldwide and to LUTRIN in the United States, Canada and Japan.

      Nycomed Collaboration. In October 1997, the Company entered into an agreement with Nycomed, which acquired exclusive sales and marketing rights to LUTRIN for cancer indications in all markets excluding the United States, Canada and Japan. In exchange for these rights, Nycomed has agreed to pay the Company up to approximately $14.0 million in license fees and cost reimbursement (based upon an agreed budget), milestone payments and development cost subsidies related to the initial cancer indications for LUTRIN to be developed by the Company and Nycomed, in each case subject to attainment of certain development, clinical or commercialization milestones. Approximately $14.0 million in additional milestone payments and cost reimbursement (assuming similar costs and agreement upon a similar budget) may be paid by Nycomed during the course of development for subsequent cancer indications, if such indications are successfully completed. Nycomed has agreed to bear a portion of the device and clinical development costs required for regulatory submission for product approval in the United States, which information will then be used as a basis for approvals in Europe. Each company will make regulatory submissions in its own marketing territories. Pharmacyclics is required to supply bulk drug substance and Nycomed is required to produce finished product for its and Pharmacyclics' use.

      Alcon Collaboration. In December 1997, the Company entered into an evaluation and license agreement with Alcon Pharmaceuticals, Ltd. under which Alcon acquired worldwide marketing rights to OPTRIN for ophthalmology indications. Alcon, a wholly-owned subsidiary of Nestle S.A., is a global leader in the research, development manufacturing and marketing of ophthalmic products. Under the terms of the agreement, the Company received an upfront fee to evaluate OPTRIN for ophthalmology indications for a specified time period (which contemplates completion of a Phase I clinical trial), and if the evaluation is successful, the Company will receive an additional license fee, payments upon completion of certain milestones and royalty payments on Alcon's product sales. Alcon will conduct and bear all costs for world-wide development and commercialization of OPTRIN for ophthalmology indications, as well as costs for regulatory submissions, until the termination of the agreement. Pharmacyclics is required to supply bulk drug substance and Alcon will be responsible for formulation and packaging.

      National Cancer Institute Collaboration. In April 1997, the Decision Network Committee of' the NCI Division of Cancer Treatment, Diagnosis and Centers voted unanimously to sponsor and fund clinical development of both Gd-Tex as a radiation sensitizer and LUTRIN as a photosensitizer for cancer treatment. This cooperative research and development agreement provides for the NCI and the Company to jointly select clinical trials that will be conducted at leading medical centers for various types of cancer. For Gd-Tex, nine separate clinical trials are planned for treatment of brain tumors, head and neck cancers, and cancers involving the lung, pancreas and prostate. For LUTRIN, the NCI intends to sponsor a minimum of eight Phase I clinical trials, and to date, has requested Phase I proposals from potential clinical sites for the treatment of' cervical, esophageal, head and neck, intraperitoneal region, lung, pancreatic, and prostate cancers. The Company believes that these NCI-sponsored trials will supplement its own clinical development efforts for both Gd-Tex and LUTRIN. Although the trials will be conducted by third parties, the Company will need to provide clinical supplies of its drug and it intends to monitor the progression and results of these trials.

      The University of Texas Agreements. The Company collaborates with and sponsors research and development programs at UT Austin, through a group under the direction of Jonathan Sessler, Ph.D., Professor of Chemistry at UT, to extend its research capabilities in the field of expanded porphyrin chemistry. The Company has entered into two license agreements with UT that grant the Company the worldwide, exclusive right to patents or patent applications that relate to or result from (i) research conducted at UT Austin on the use, development and syntheses of expanded porphyrin molecules, and (ii) research conducted at UT Dallas on the incorporation of paramagnetic metals into zeolites for use as MRI contrast agents. These agreements require the Company to pay royalties as a percentage of' net sales to UT for products incorporating the licensed technology, including each of' the Company's current product candidates. In addition, the Company and UT have entered into sponsored research agreements which expand the products, inventions and discoveries developed by UT to which the Company's license rights apply. In connection with the UT license agreements, the Company also entered into a license agreement with an individual co-inventor of GADOLITE, pursuant to which the Company has been granted an exclusive royalty-bearing license to manufacture, use and sell certain products that fall within the scope of the UT Dallas license agreement.

      E-Z-EM Marketing, Sales and Distribution Arrangement. In August 1995, the Company entered into an agreement with E-Z-EM, Inc., a leading manufacturer and worldwide distributor of oral contrast agents and other products for use in gastrointestinal radiology, for the exclusive marketing and sale of GADOLITE in North America. During fiscal 1997, an additional agreement was signed with E-Z-EM's affiliate, E-Z-EM, Ltd., (together "E-Z-EM") for marketing, sales and distribution in Europe and certain other countries. The Company and E-Z-EM will share equally in the operating profits from the sale of GADOLITE in these regions, and the Company may also receive premium payments based upon product sales if certain unit sales levels are achieved. During the term of the agreement, E-Z-EM is prohibited from distributing products that are directly competitive with GADOLITE, except for products that had been or were being developed by E-Z-EM as of the date of the Company's agreement with E-Z-EM and that contain certain specified chemical compounds. The agreement may be terminated by E-Z-EM at any time upon six months' notice. As of June 30, 1998, there have been no sales of GADOLITE in any territory.


PATENTS AND PROPRIETARY TECHNOLOGY

      The Company believes its success depends upon, among other things, the Company's ability to protect its intellectual property position. The Company, therefore, aggressively pursues, prosecutes, protects, and defends its patent applications, issued patents, trade secrets, and licensed patent and trade secret rights covering, e.g., compositions of matter, methods of use and synthetic methodology relating to its products under development.

      As of June 30, 1998, the Company owned or has licensed various rights to patents and pending applications in the United States, Europe, Japan and elsewhere throughout the world. The issued U.S. patents expire between 2006 and 2016. There can be no assurance that the Company will have continued success in prosecuting its patent applications or that patents will issue in respect of those patent applications. Even if patents are issued and maintained, there can be no assurance that the patents are or will be of' adequate scope to benefit the Company, or that any such patents would be upheld as valid and enforceable with respect to third parties.

      Because there are a number of third party patents issued and third party patent applications filed relating to biometallic and expanded porphyrin chemistries, the Company believes there is some risk that current and potential competitors and other third parties have filed or in the future will file applications for, or have received or in the future will receive, patents and will obtain additional proprietary rights relating to similar or even the same compositions, methods, or designs of' the Company or its products. It is pertinent, however, that patents and patent applications owned or licensed by the Company cover various aspects, ranging from base compositions, to methods of manufacture, to processes for use and related applications, of the biometallic and expanded porphyrin chemistries peculiar to the Company's products. In any event, if any third party patents include claims that are alleged to be infringed and are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that any such licenses would be available or, if available, would be on terms acceptable to the Company, or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce patents of the Company, or to protect trade secrets, and could result in substantial cost to, and diversion of efforts by, the Company.

      The Company is aware of several U.S. patents owned or licensed to Schering AG ("Schering") that relate to the use of agents that enhance MRI scans. The Company has obtained opinions of special patent counsel that the technologies employed by the Company for its imaging product under development and its therapeutic agent that is detectable by MRI do not infringe the claims of such patents; however, there can be no assurances that Schering would not allege infringement of one or more of those patents. If infringement were alleged, a legal determination of the infringement of any such patents by any Company product could have a material adverse affect on the Company's business. Further, any allegation by Schering of infringement of patent rights by the Company would likely result in significant legal costs and require substantial management resources. Schering has sent communications to the Company suggesting that GADOLITE may infringe certain of such Schering patents. The Company is aware that Schering has asserted patent rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering with respect to one or more of such patents. There can be no assurance that the Company would be able to obtain a license from Schering, if required. Even if a license could be obtained, there can be no assurance that the Company would receive commercially reasonable terms.

      The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. It is the Company's policy to require its employees, consultants and advisors to execute appropriate confidentiality and assignment-of-inventions agreements in connection with their employment, consulting or advisory relationships with the Company. These agreements provide that all confidential information developed by or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. The agreements also provide that all inventions conceived by an employee (or consultant or advisor to the extent appropriate for the services provided) during the course of the relationship shall be the exclusive property of the Company, other than inventions unrelated to the Company and developed entirely with the individual's own time and resources. There can be no assurance that these agreements will not be breached, and, in some instances, there may not be any appropriate remedy available to the Company for breach of the agreements. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques, reverse engineer such information and techniques, or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect the rights in unpatented proprietary technology.


MANUFACTURING AND SUPPLIERS

      Pharmacyclics currently uses third party manufacturers for producing various components of the products being developed by the Company. Gd-Tex, LUTRIN, ANTRIN and OPTRIN bulk drug substances are the subject of a manufacturing and supply agreement with Celanese (as discussed below). The Company does not have its own manufacturing facilities. Supply agreements are being negotiated with additional manufacturers who have the ability to manufacture, fill, label and package such additional necessary materials prior to commercial introduction of its products. There can be no assurance that the Company will be able to enter into additional supply agreements on commercially acceptable terms or with manufacturers who will be able to deliver supplies in appropriate quantity and quality to meet commercial demand or that third party manufacturers will perform their contractual obligations. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture its products and thus on the ability to commercialize products.

      Hoechst Celanese Agreement. In September 1996, the Company entered into an agreement with Hoechst Celanese Corporation (HCC), a manufacturer of chemicals and pharmaceutical intermediates, for the process optimization, scale-up and supply of its texaphyrin-based products. In October 1997, the Agreement was assigned to Celanese, Ltd. ("Celanese"), in connection with HCC's corporate restructuring. The Agreement presently grants Celanese exclusive worldwide manufacturing rights and requires Celanese to supply all of Pharmacyclics' requirements of Gd-Tex and lutetium texaphyrin drug substance for late-stage clinical and commercial use. During the fourth quarter of fiscal 1998, the Company received indications from Celanese, that due to a change in its business focus, Celanese wishes to reduce the scope of its obligations under the Agreement. The Company and Celanese then initiated discussions aimed at possible modifications to the Agreement to allow the Company to purchase commercial material from additional sources while relieving Celanese of certain obligations under the agreement. The Company believes it is in its best interest to have multiple sources of drug substance and has commenced efforts to identify multiple additional sources of bulk drug substance. Such efforts are likely to consume time and expense and there can be no assurance that the Company will be successful in obtaining additional supplies of drug substance. Until such situation is resolved, the Company will be subject to uncertainties regarding the willingness or ability of Celanese or such additional suppliers to deliver bulk-drug substance for these products on a timely or commercially attractive basis.

      Photodynamic Therapy Light Production and Delivery Devices. In connection with its development of LUTRIN and ANTRIN as photosynthesizers, the Company has also engaged in the development of certain light sources and delivery methods, such as lasers and light emitting diodes ("LEDs"). The Company has collaborated with Coherent, Inc., and Laserscope, Inc., for the development of lasers that produce 732 nanometer light for use in photodynamic therapy studies. These lasers and light delivery devices were acquired and are still being used in ongoing studies. The Company has purchased from Quantum Devices, Inc. LED devices capable of producing the required wavelength of light for use in photodynamic therapy with LUTRIN. The Company has used LED devices in preclinical animal studies, Phase I and Phase II trials. In addition, the Company has acquired from Rare Earth Medical ("REM") cylindrically diffusing light fibers for animal studies and for use in Phase I studies in cardiovascular disease. In October 1997, the Company entered into a development agreement with Diomed under which Pharmacyclics engaged Diomed to develop a diode laser system for use in photodynamic therapy. This effort is intended to provide a basis for the development of a laser diode medical system, which will supplant the more complex and costly dye laser systems currently used in photodynamic therapy programs. The Company has taken delivery of the initial units from Diomed, Inc. ("Diomed") and plans to begin using Diomed lasers in clinical trials in 1998. In addition, the Company is seeking other suppliers of light delivery devices, although there can be no assurance that any agreements will be reached with such suppliers on terms commercially reasonable to the Company, if at all. There also can be no assurance that these devices will be available for commercial use or that regulatory approval for such devices will be obtained.

      GADOLITE Manufacturing. The Company had entered into a supply agreement with Glaxo-Wellcome Co. ("Glaxo") under which Glaxo manufactured clinical quantities of GADOLITE. This agreement has been terminated because of delays in FDA approval and Glaxo's sale of the facility in which the drug had been manufactured. The Company has commenced efforts to identify alternative sources for the manufacture of commercial quantities of GADOLITE and has identified a subsidiary of E-Z-EM as an alternative supplier of GADOLITE. There can be no assurance that such a manufacturing change can be effected without a material adverse effect on the Company's approval and commercialization plans for GADOLITE.

      Abbott Laboratories Development and Supply Agreement. In June 1998, the Company entered into a development and supply agreement with Abbott under which Abbott agreed to undertake the development of the drug formulation and packaging for Gd-Tex. Abbott will receive cost reimbursements related to the development work and the Company has agreed to purchase Gd-Tex drug product exclusively from Abbott for the sale in the United States and Canada for a period of five years from the date of FDA marketing approval. There can be no assurance that the development of the drug formulation and packaging will be successful or that Abbott will deliver commercial quantities of Gd-Tex drug product to meet the Company's requirements.

COMPETITION

      The development of therapeutic and diagnostic agents for human diseases is intensely competitive. Many different approaches are being developed or have already been adopted into routine use for the management of diseases targeted by the Company.

      Although there are currently no FDA-approved radiation sensitizers or chemosensitizers, the Company expects significant competition in these fields, as the Company believes that one or more companies are developing and testing products that compete directly with the products being developed by the Company. There can be no assurance that these companies will not succeed in developing technologies and products that are more effective than Gd-Tex or that would render the Company's products or technologies obsolete. Moreover, certain existing chemotherapy agents also are used as radiation sensitizers.

PHOTOFRIN(R), a photosensitizer developed by QLT Phototherapeutics, Inc. ("QLT"), has been approved by the FDA for treatment of obstructive cancer of the esophagus and certain types of lung cancer. PHOTOFRIN has also received marketing approval in Japan, Canada and certain European countries for various disease indications. The Company is aware of several other photosensitizers in various stages of development for a number of indications. In addition to QLT, other companies are developing products in this area. Some companies developing photodynamic therapy products are developing specialized light delivery devices for such products, which, when integrated with their product offering, may afford them a competitive advantage relative to the Company's strategy of sourcing such devices from third parties.

      Competition in the treatment of atherosclerosis is also intense and currently includes the use of pharmaceutical agents and interventional devices. Various drugs also have been shown to reduce or prevent atherosclerosis by reduction of lipids. Balloon angioplasty is a widely-used and generally accepted technique to reduce the narrowing of vessels by atherosclerosis. Restenosis following angioplasty has been reduced through the use of intravascular stents. The Company believes that photoangioplasty with ANTRIN may provide advantages over these techniques but there can be no assurance that there will be greater acceptance of photoangioplasty over other approaches. Other photosensitizers under development by other companies may prove to be superior to ANTRIN.

      Competition in the treatment of ARMD is substantial and includes the current use of laser photocoagulation. Several other approaches to treatment are being investigated, including the use of other photosensitizers, drugs and biologicals, including anti-angiogenesis agents.

      The Company expects competition in the development of improved oral MRI contrast agents to increase substantially. Gastromark(tm), an iron particle-based oral contrast agent developed by Advanced NMR Systems, Inc. and licensed to Mallinckrodt, Inc., has received approval for commercial sale from the FDA. In addition, there are several oral MRI contrast agents in various phases of human testing in the United States. Although the Company believes that GADOLITE may offer advantages over competing oral MRI contrast agents, there can be no assurance that there will be greater acceptance of GADOLITE over other agents. In addition, to the extent that other diagnostic modalities such as computed tomography "CT" and X-ray may be perceived as providing greater value than MRI, any corresponding decrease in the use of MRI would have an adverse effect on the demand for GADOLITE.

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

      The process required by the FDA before the Company's products may be marketed in the U.S. generally involves the following: (i) preclinical laboratory and animal tests; (ii) submission of an Investigational New Drug ("IND") application which must become effective before clinical trials may begin; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in its intended indication; and (iv) FDA approval of an NDA. If the pharmaceutical or compound utilized in the product has been previously approved for use in another dosage form, then the approval process is similar, except that certain preclinical toxicity tests normally required for the IND may be avoidable. The testing and approval process requires substantial time, effort, and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all.

      Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns or questions about the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials. Further, each clinical study must be reviewed and approved by an independent Institutional Review Board at the medical center proposing to conduct the clinical trials.

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

      On November 21, 1997, President Clinton signed into law The Food and Drug Administration Modernization Act of 1997. That act codified FDA's policy that allowed for "Fast Track" approval for cancer therapies and other therapies intended to treat severe or life-threatening diseases. Previously, cancer therapies had been approved primarily on the basis of data regarding patient survival rates and/or improved quality of life. Evidence of partial tumor shrinkage, while often part of the data relied on for approval, was considered insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA's new policy, which became effective on February 19, 1998, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other clinical outcomes for approval. This is intended to make it easier to study cancer therapies and shorten the total time for marketing approvals; however, it is too early to tell what effect these provisions may actually have on product approvals.

      In addition to the drug approval requirements applicable to the Company's LUTRIN, ANTRIN and OPTRIN photosensitizer products for photodynamic therapy of certain cancers, atherosclerosis and ARMD, the Company or its collaborators will also need to obtain FDA approval for the laser and associated light delivery devices used in such treatments. Such device approval requires additional submissions both by the Company or its collaborators and by the manufacturers of such devices, must include clinical data obtained from the use of such devices with LUTRIN or ANTRIN, and may result in additional delays or difficulties in obtaining approval for the use of these photosensitizers. Manufacturers of such light delivery devices currently are under no obligation to the Company to file or pursue such applications.

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

      Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies for compliance with good manufacturing practice ("GMP"), which impose certain procedural and documentation requirements upon the Company and its third party manufacturers.

      Drug labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, the Federal Trade Commission. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. Under the new FDA Modernization Act of 1997 promoting a drug for an unapproved indication is permitted in certain circumstances, but is subject to very stringent requirements. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future.

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

      Manufacturers of drugs also are required to comply with the applicable GMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA, including unannounced inspection, and must be licensed before they can be used in commercial manufacturing of the Company's products. There can be no assurance that the Company or its present or future suppliers will be able to comply with the applicable GMP regulations and other FDA regulatory requirements.

      The Company may elect to seek approval of Gd-Tex and LUTRIN under the "Fast Track" provisions of the FDA Modernization Act of 1997. Significant uncertainty exists as to the extent to which such provisions will result in accelerated review and approval. Further, the FDA has not made available any information with respect to the "Fast Track" provisions and retains considerable discretion to determine eligibility for "Fast Track" review and approval. Accordingly, the FDA could employ such discretion to deny eligibility of Gd-Tex or LUTRIN as a candidate for "Fast Track" review or to require additional clinical trials or other information before approving either product. A determination that Gd-Tex or LUTRIN is not eligible for "Fast Track" review or delays and additional expenses associated with generating a response to any such request for additional trials could have a material adverse effect on the Company.

      The Company submitted an NDA for GADOLITE in September 1995 and received an "approvable" letter in December 1996 that included a number of issues that must be addressed by the Company. The Company is in the process of addressing these issues, which also require resolution of current manufacturing uncertainties relating to GADOLITE. There can be no assurance that the FDA will decide that the NDA satisfies the criteria for approval. In 1996, the Company received approval from the Medicines Control Agency to market GADOLITE in the United Kingdom. In April 1998, the Company received approval from the Health Protection Branch of Health Canada to market GADOLITE in Canada. GADOLITE will not be marketed in Europe or Canada until product manufacturing and product stability issues are resolved.

      Although the process for regulatory approval in Western Europe is similar to that in the United States, there are numerous and sometimes unique risks associated with the approval of a marketing authorization in Europe. There can be no assurance that authorization to market GADOLITE in other member states would be granted under the European Union's mutual recognition procedure.

   International Regulation

      In order for Pharmacyclics to market its products abroad, the Company must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in foreign countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in receipt of approvals to market the Company's products, failure to receive these approvals or the future loss of previously received approvals could have a material adverse effect on the Company's business, financial condition, and results of operations. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval and the requirements may differ.

      The European Community has promulgated rules requiring that medical device products receive by mid-1998 the right to affix the "CE" mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to market a laser or other light delivery device for the Company's LUTRIN or ANTRIN products in Europe, such CE mark must be obtained, and there can be no assurance that the Company or its suppliers will be successful in meeting the certification requirements.


EMPLOYEES

      As of June 30, 1998, the Company had 63 employees, two of whom are part-time. Fifty-three of its employees are dedicated to research, development, manufacturing, quality assurance and quality control, regulatory affairs, or preclinical testing and clinical trials. Fifteen of the Company's employees have an M.D. or Ph.D. degree.

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

      Additionally, demands on the Company's clinical staff have been increasing and are expected to continue to increase as a result of later-stage clinical trials of its products in development and its monitoring of additional Phase I clinical trials of Gd-Tex and LUTRIN for various indications which are being funded by the NCI. There can be no assurance that the Company will be able to effectively oversee and monitor these multiple clinical trials. The Company's inability to effectively manage multiple concurrent clinical trials would result in increased costs or delays of the Company's clinical trials. There can be no assurance that the Company will be able to complete the necessary data and submit a NDA as scheduled even if clinical trials are completed or that such application will be reviewed and cleared by the FDA in a timely manner, if at all.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

      The Company has incurred significant operating losses since its inception in April 1991 and, as of June 30, 1998, had an accumulated deficit of approximately $47.9 million. The Company expects to continue to incur significant operating losses over the next several years as it continues to incur increasing costs of research and development, in addition to increasing costs related to later stage clinical trials and manufacturing activities. The Company's ability to achieve profitability is dependent upon its ability, alone or with others, to successfully complete the development of its proposed products, obtain the required regulatory clearances and manufacture and market its proposed products. To date, the Company has not generated revenue from the commercial sale of its products and does not expect to receive any such revenue in the near future. All revenues to date have resulted primarily from non-refundable license, contract research and development and milestone payments and, to a lesser extent, funding from one government research grant.

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

      Manufacturers of drugs also are required to comply with the applicable FDA GMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA, including unannounced inspection, and must be licensed before they can be used in commercial manufacturing of the Company's products. There can be no assurance that the Company or its present or future suppliers will be able to comply with the applicable GMP regulations and other FDA regulatory requirements.

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

      In addition to the drug approval requirements applicable to the Company's LUTRIN, ANTRIN and OPTRIN photosensitizer products for photodynamic therapy of certain cancers, atherosclerosis and ARMD, the Company or its collaborators will also need to obtain the approval of the FDA and other foreign regulatory authorities for the laser, LEDs or associated light delivery devices used in such treatments. Such device approval requires additional regulatory submissions both by the Company or its collaborators and by the manufacturers of such devices, which must include clinical data obtained from the use of such light delivery devices, and may result in additional delays or difficulties in obtaining approval for the use of LUTRIN, ANTRIN or OPTRIN as photosensitizers. Manufacturers of such light delivery devices currently are under no obligation to the Company to file or pursue such applications and any delay or refusal on their part to do so could have a material adverse affect on the Company.

      The Company submitted an NDA for GADOLITE in September 1995 and received an "approvable" letter in December 1996 which included a number of issues that must be addressed by the Company. The Company is in the process of addressing these issues, which also require resolution of current manufacturing uncertainties relating to GADOLITE. There can be no assurance that the FDA will decide that the NDA satisfies the criteria for approval. In 1996, the Company received approval from the Medicines Control Agency to market GADOLITE in the United Kingdom. In April 1998, the Company received approval from the Health Protection Branch of Health Canada to market GADOLITE in Canada. GADOLITE will not be marketed in Europe or Canada until product manufacturing and product stability issues are resolved. Although the process for regulatory approval in Western Europe is similar to that in the United States, there are numerous and sometimes unique risks associated with the approval of a marketing authorization in Europe. There can be no assurance that authorization to market GADOLITE in other member states would be granted under the European Union's mutual recognition procedure.

UNCERTAINTIES REGARDING PATENTS AND PROPRIETARY RIGHTS

      The Company believes its success depends upon, among other things, the Company's ability to protect its intellectual property position. The Company, therefore, aggressively pursues, prosecutes, protects and defends its patent applications, issued patents, trade secrets, and licensed patent and trade secret rights covering, e.g., compositions of matter, methods of use and synthetic methodology relating to its products under development. As of June 30, 1998, the Company owns or has licensed various rights to patents and pending applications in the U.S., Europe, Japan and elsewhere throughout the world. The issued U.S. patents expire between 2006 and 2016. There can be no assurance that the Company will have continued success in prosecuting its patent applications or that patents will issue in respect of those patent applications. Even if patents are issued and maintained, there can be no assurance that the patents are or will be of adequate scope to benefit the Company, or that any such patents would be upheld as valid and enforceable with respect to third parties.

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

      The Company is aware of several U.S. patents owned or licensed to Schering AG that relate to the use of agents that enhance MRI scans. The Company has obtained opinions of special patent counsel that the technologies employed by the Company for its imaging product under development and its therapeutic agent that is detectable by MRI do not infringe the claims of such patents; however, there can be no assurances that Schering would not allege infringement of one or more of those patents. If infringement were alleged, a legal determination of the infringement of any such patents by any Company product could have a material adverse affect on the Company's business. Further, any allegation by Schering of infringement of patent rights by the Company would likely result in significant legal costs and require substantial management resources. Schering has sent communications to the Company suggesting that GADOLITE may infringe certain of such Schering patents. The Company is aware that Schering has asserted patent rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering with respect to one or more of such patents. There can be no assurance that the Company would be able to obtain a license from Schering, if required. Even if a license could be obtained, there can be no assurance that the Company would receive commercially reasonable terms.

      The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. It is the Company's policy to require its employees, consultants and advisors to execute appropriate confidentiality and assignment-of-inventions agreements in connection with their employment, consulting or advisory relationships with the Company. These agreements provide that all confidential information developed by or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. The agreements also provide that all inventions conceived by an employee (or consultant or advisor to the extent appropriate for the services provided) during the course of the relationship shall be the exclusive property of the Company, other than inventions unrelated to the Company and developed entirely with the individual's own time and resources. There can be no assurance that these agreements will not be breached, and, in some instances, there may not be any appropriate remedy available to the Company for breach of the agreements. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques, reverse engineer such information and techniques, or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect the rights in unpatented proprietary technology.

DEPENDENCE UPON THIRD PARTIES

      The Company is dependent upon third parties for support in product development, manufacturing, marketing and distribution. Pursuant to its collaboration with Nycomed, the Company is dependent upon Nycomed for a portion of its LUTRIN development costs in the form of milestone payments, and for the commercialization, when and if LUTRIN is approved, of this product outside the United States, Canada and Japan. In the field of macular degeneration, the Company is dependent upon Alcon for preclinical and clinical studies, regulatory filings and sales and marketing of OPTRIN for ophthalmology indications worldwide. The Company has entered into agreements with E-Z-EM, Ltd. and E-Z-EM, Inc. for sales, marketing and distribution of GADOLITE in Europe and North America. These agreements may be terminated by E-Z-EM, Alcon or Nycomed, respectively, at their election. There can be no assurance that any of these parties will fulfill their obligations in a manner that maximizes revenues for the Company. The failure by the Company to receive milestone payments or any reduction or discontinuance of efforts by the Company's partners or the termination of these alliances could have a material adverse effect on the Company's business, financial condition and results of operations.

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

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE UPON CONTRACT MANUFACTURERS

      The Company must manufacture its products in commercial quantities either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. Gd-Tex, LUTRIN, ANTRIN and OPTRIN bulk drug substances are the subject of a manufacturing and supply agreement with Celanese. The Company does not have its own manufacturing facilities. Supply agreements are being negotiated with additional manufacturers who have the ability to manufacture, fill, label and package such additional necessary materials prior to commercial introduction of its products. There can be no assurance that the Company will be able to enter into additional supply agreements on commercially acceptable terms or with manufacturers who will be able to deliver supplies in appropriate quantity and quality to meet commercial demand or that third party manufacturers will perform their contractural obligations. Any failure by these third parties to supply the Company's or the NCI's requirements for clinical trial materials would have a material adverse effect upon the completion of such trials and could therefore have a material adverse effect on the Company.

            In September 1996, the Company entered into an agreement with Hoechst Celanese Corporation, a manufacturer of chemicals and pharmaceutical intermediates, for the process optimization, scale-up and supply of its texaphyrin-based products. In October 1997, the Agreement was assigned to Celanese, Ltd., in connection with HCC's corporate restructuring. The agreement presently grants Celanese exclusive worldwide manufacturing rights and requires Celanese to supply all of Pharmacyclics' requirements of Gd-Tex and lutetium texaphyrin drug substance for late-stage clinical and commercial use. During the fourth quarter of fiscal 1998, the Company received indications from Celanese, that due to a change in its business focus, Celanese wishes to reduce the scope of its obligations under the agreement. The Company and Celanese then initiated discussions aimed at possible modifications to the Agreement to allow the Company to purchase commercial material from additional sources while relieving Celanese of certain obligations under the agreement. The Company believes it is in its best interest to have multiple sources of drug substance and has commenced efforts to identify multiple additional sources of bulk drug substance. Such efforts are likely to consume time and expense and there can be no assurance that the Company will be successful in obtaining additional supplies of drug substance. Until such situation is resolved, the Company will be subject to uncertainties regarding the willingness or ability of Celanese or such additional suppliers to deliver bulk-drug substance for these products on a timely or commercially attractive basis. The Company is engaged in preliminary discussions with a number of manufacturers of parenteral products regarding process development and validation, filling, labeling and packaging of the finished dosage form of LUTRIN, ANTRIN and OPTRIN. A failure to successfully complete any such agreement could, if the Company could not locate alternate manufacturing capabilities, have a material adverse impact on the Company's business, financial condition and results of operations. Prior to regulatory approval of the Company's products under development, the Company intends to negotiate supply agreements with manufacturers who will have the ability to manufacture, fill, label and package such materials prior to commercial introduction of such products. There are, however, only a limited number of contract manufacturers that operate under current federal and state GMP regulations and are capable of manufacturing the Company's products. Accordingly, there can be no assurance that the Company will be able to enter into supply agreements on commercially acceptable terms with manufacturers or that the Company will enter into supply agreements with manufacturers who will be able to deliver supplies in appropriate quantity and quality to develop and commercialize its products. Any interruption of supply of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

LACK OF MARKETING AND SALES EXPERIENCE

      The Company currently does not have marketing, sales or distribution experience. Therefore, to service markets in which it has retained sales and marketing rights and in the event any of the above agreements is terminated, the Company must develop a sales force with technical expertise. The Company does not have any experience in developing, training or managing a sales force. The Company will incur substantial additional expenses in developing, training and managing such an organization. There can be no assurance that the Company will be able to build such a sales force, that the cost of establishing such a sales force will not exceed any product revenues, or that the Company's direct marketing and sales efforts will be successful. In addition, the Company competes with many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's marketing and sales efforts will compete successfully against such other companies.

RAPID TECHNOLOGICAL CHANGE AND INTENSE COMPETITION

      The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than the Company, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for the Company. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources. The Company is a relatively new enterprise and is engaged in the development of novel therapeutic technologies. As a result its resources are limited and it may experience technical challenges inherent in such novel technologies. There can be no assurance that developments of others will not render the Company's products under development or technologies noncompetitive or obsolete, or that the Company will be able to keep pace with technological developments or other market factors Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic, diagnostic and/or imaging effects than products being developed by the Company. The Company is aware that one of its competitors in the market for photodynamic therapy drugs has received marketing approval of a product for certain indications in the United States and other countries. There can be no assurance that the Company's competitors will not develop products that are safer, more effective or less costly than the products developed by the Company and, therefore, present a serious competitive threat to the Company's product offerings.

      The medical indications for which the Company is developing its therapeutic products can also be treated, in the case of cancer, by surgery, radiation and chemotherapy, in the case of atherosclerosis, by surgery (e.g., bypass), angioplasty, atherectomy, the use of stents and drug therapy and in the case of ARMD by laser photocoagulation. These treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for cancer, atherosclerosis and ARMD could make such other therapies more efficacious or cost-effective than Gd-Tex, LUTRIN, ANTRIN or OPTRIN and could render the Company's technology noncompetitive or obsolete. Also, there can be no assurance that physicians will use Gd-Tex as a radiation sensitizer or chemosensitizer in cancer treatment, LUTRIN as a photosensitizer in cancer treatment, ANTRIN as a photosensitizer in photoangioplasty of atherosclerosis or OPTRIN as a photosensitizer in ARMD to replace or supplement established treatments for such diseases or that the therapeutic products the Company is developing will become competitive with current or future treatments. Further, some companies developing photodynamic therapy products are developing specialized light delivery devices for such products, which, when integrated with their product offering, may afford them a competitive advantage relative to the Company's strategy of sourcing such devices from third parties.

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

PRODUCT LIABILITY EXPOSURE

      The testing, manufacture, marketing and sale of the products under development by the Company entail an inherent risk that product liability claims will be asserted against the Company. Although the Company is insured against such risks up to a $10.0 million annual aggregate limit in connection with clinical trials and commercial sales of its products under development, there can be no assurance that the Company's present product liability insurance is adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations and may prevent the Company from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, there can be no assurance that product liability coverage will continue to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products developed by the Company. A product liability claim or recall would have a material adverse effect on the Company's business, financial condition and results of operations.

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

IMPACT OF YEAR 2000

      The Company believes that with upgrades to its existing software and conversions to new software, all of which are readily available in the market, the Year 2000 issue will not pose significant operational problems for its internal computer systems. All required modifications and conversions of computer systems that are critical to the Company's business operations are expected to be completed no later than June 30, 1999 which is prior to the estimated occurrence of any Year 2000 issues. The Company has initiated formal communications with its significant suppliers and service providers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse impact on the Company's systems. The Company estimates that the cost of required upgrades and conversions will not have a significant impact on its results of operations.

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

      Executive officers and directors of the Company, and their ages as of June 30, 1998, are as follows:


                   NAME                      AGE                           POSITION
                   ----                      ---                           --------
             Richard A. Miller, M.D           47          President, Chief Executive Officer and Director
             Marc L. Steuer                   51          Senior Vice President, Business Development and Chief Financial Officer
             Michael J. Hensley, M.D          53          Vice President, Pharmaceutical Development
             Leiv Lea                         44          Vice President, Finance and Administration
             David A. Lowin, Esq              43          Vice President & Intellectual Property Counsel
             Hugo Madden, Ph.D                49          Vice President, Chemical Operations
             Thomas D. Kiley                  55          Director
             Joseph S. Lacob (1)(2)           42          Director
             Brian A. Markison                38          Director
             Joseph C. Scodari (1)            45          Director
             Craig C. Taylor (1)(2)           48          Director


---------------
(1)    Member of Compensation Committee

(2)    Member of Audit Committee

      Dr. Miller has served as President, Chief Executive Officer and a Director since he co-founded the company in April 1991. Dr. Miller was a co-founder of IDEC Pharmaceuticals Corporation and from 1984 to February 1992 served as Vice President and a Director. Dr. Miller also is a Clinical Professor of Medicine (Oncology) at Stanford University Medical Center. Dr. Miller received his M.D., summa cum laude, from the State University of New York Medical School and is board certified in both Internal Medicine and Medical Oncology.

      Mr. Steuer has served as Senior Vice President, Business Development and Chief Financial Officer since November 1994. From April 1992 to November 1994, he was Executive Vice President, Business Development and Commercial Affairs for SciClone Pharmaceuticals, Inc. and also served as its Chief Financial Officer. From 1985 to 1992, Mr. Steuer served in a variety of roles in the Pilkington Visioncare Group ("PVG"), which developed, manufactured and distributed medical devices, pharmaceuticals and equipment for the ophthalmic field. His positions at PVG included General Manager, Ventures and Licensing and Chief Financial Officer. Mr. Steuer was a member of the Board of Directors of SciClone Pharmaceuticals, Inc. from January 1993 through November 1994, and currently serves as a member of the Board of Directors of a private company. Mr. Steuer received both B.S. and M.S. degrees in Electrical Engineering from Columbia University and an M.B.A. from New York University.

      Dr. Hensley has served as Vice President, Pharmaceutical Development, Regulatory and Quality Affairs since October 1997. From 1992 through September 1997, he served as Director of Regulatory Affairs and as Senior Director of Drug Safety and Clinical Quality Assurance at Chiron Corporation, a biotechnology company. Dr. Hensley was employed by the FDA for five years, where he was involved in the implementation of good clinical practice and adverse event reporting regulations. Dr. Hensley received his M.D. from the Bowman Gray School of Medicine in 1970 and is a board certified pediatrician with experience in oncology and clinical pharmacology.

      Mr. Lea has served as Vice President, Finance and Administration since December 1997. From September 1996 through November 1997, he served as a financial consultant for high technology companies and was Acting Chief Financial Officer for Global Village Communications, Inc. From 1987 through June 1996 he served as Vice President and Chief Financial Officer of Margaux, Inc., a public company that manufactured refrigeration equipment. Mr. Lea received a B.S. degree in Agricultural Economics from the University of California, Davis and an M.B.A. from the University of California, Los Angeles.

      Mr. Lowin has served as Vice President and Intellectual Property Counsel since April 1998 and Assistant Secretary of the Company since July 1998. From 1995 to April 1998 he was Vice President, Intellectual Property, Chief Patent Counsel and Assistant Secretary for Connetics Corporation, a public biotechnology company. From 1982 to 1995, Mr. Lowin served at Syntex Corporation, a pharmaceutical company, most recently as Assistant Director of the Patent Law Department. He received a B.A. degree in Chemistry from Hobart College and a J.D. from the Franklin Pierce Law Center, where he serves on the Intellectual Property Law Advisory Committee.

      Dr. Madden has served as Vice President, Chemical Operations since June 1998. From 1995 to June 1998, he served as Plant Manager and as Director of Process Development at Catalytica Pharmaceuticals, Inc., a contract pharmaceutical manufacturer. From 1977 to 1995, Dr. Madden served in a variety of positions with Syntex Corporation, a pharmaceutical company. His positions at Syntex included Technical Director at the Bahamas Chemical Division and Manager of Process Development and Engineering at the Technology Center in Boulder, Colorado. Dr. Madden received a B.A. degree in Chemistry from the University of Oxford and a Ph.D. from the University of London.

      Mr. Kiley was elected as a director of the Company in June 1991. He has been self-employed since 1988 as an attorney, consultant and investor. From 1980 to 1988, he was an officer of Genentech, Inc., serving variously as Vice President and General Counsel, Vice President for Legal Affairs and Vice President for Corporate Development. Mr. Kiley is also a director of Cardiogenesis Corporation, Geron, Inc., and Connetics Corporation, and certain private biotechnology and other companies. Mr. Kiley received a B.S. degree in Chemical Engineering from Pennsylvania State University and a J.D. from George Washington University.

      Mr. Lacob was elected as a Director of the Company in June 1991. He is a General Partner of Kleiner Perkins Caulfied & Byers, a venture capital investment firm, which he joined in 1987. Mr. Lacob is currently Chairman of the Board of CellPro, Inc., and is a director of Corixa Corporation, and Heartport, Inc., as well as several private life sciences companies. Mr. Lacob holds a B.S. degree in Biochemistry from the University of California, Irvine, an M.S. in Public health from the University of California, Los Angeles, and an M.B.A. from Stanford University.

      Mr. Markison was elected as a Director of the Company in February 1998. Mr. Markison is currently Senior Vice President, Neuroscience/Anti-Infective Sales for Bristol-Myers Squibb Company. Mr. Markison joined Bristol-Myers Squibb Company in 1982 where he has held a variety of positions including Vice President, Marketing and Advanced Medical Services for Bristol-Myers Squibb Oncology. Mr. Markison holds a B.S. degree in Biology from Iona College.

      Mr. Scodari was elected as a Director of the Company in December 1994. He is President and Chief Operating Officer of Centocor, Inc., a biotechnology company. Prior to joining Centocor, he was Senior Vice President and General Manager, The Americas for Rhone-Poulenc Rorer Pharmaceuticals, Inc., a pharmaceutical company, where he held various positions from 1989. From 1987 to 1989, Mr. Scodari was Executive Vice President of Sterling Drugs' U.S. Diagnostic Imaging Division, where he held responsibilities for all marketing and sales and business development activities for Sterling's imaging agent business. Mr. Scodari received a B.A. degree in Political Science from Youngstown State University.

      Mr. Taylor was elected as a director of the Company in June 1991. He is a General Partner of AMC Partners 89, L.P., and the General Partner of Asset Management Associates 1989, L.P., a private venture capital partnership. Mr. Taylor has been with Asset Management Company, a venture management group, since 1977. Mr. Taylor is a Director of Metra BioSystems, Inc., and Lynx Therapeutics, Inc., and several private companies. Mr. Taylor holds B.S. and M.S. degrees in Physics from Brown University and an M.B.A. from Stanford University.


ITEM 2. PROPERTIES

      In 1993, the Company entered into an eight-year lease agreement that began in February 1994 for a 32,500 square foot facility in Sunnyvale, California. That facility includes administrative, research and development space. The lease is a non-cancelable operating lease that expires in 2002. Rental payments are based upon a gradual scale.


ITEM 3. LEGAL PROCEEDINGS

      None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of Pharmacyclics, Inc. is listed on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "PCYC." The following table presents quarterly information on the high and low sales prices of the Company's Common Stock:


           FISCAL YEAR ENDED JUNE 30,                  HIGH             LOW
           --------------------------                  ----             ---
           1997

             1st Quarter ...................          $18 1/2          $10 1/2
             2nd Quarter ...................           17 1/4           12 3/4
             3rd Quarter ...................           24               15
             4th Quarter ...................           20 1/2           14 1/4

            1998

             1st Quarter ...................          $27              $14 3/8
             2nd Quarter ...................           29 1/2           19 7/8
             3rd Quarter ...................           29 5/8           20 3/4
             4th Quarter ...................           34 7/8           22


      As of July 31, 1998, the Company's Common Stock was held by approximately 129 stockholders of record. The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


      The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes included elsewhere herein.


STATEMENT OF OPERATIONS DATA:
(in thousands, except per share data)

                                                                   YEAR ENDED JUNE 30,
                                      --------------------------------------------------------------------       PERIOD
                                                                                                                  FROM
                                                                                                                INCEPTION
                                                                                                               (APRIL 1991)
                                                                                                                 THROUGH
                                        1994           1995           1996           1997           1998       JUNE 30, 1998
                                      --------       --------       --------       --------       --------     -------------
Revenues:

   License and grant revenues ..      $  3,000       $     79       $    301       $     25       $  2,700       $  6,105

   Contract revenue ............            --             --             --             --            831            831
                                      --------       --------       --------       --------       --------       --------

      Total revenues ...........         3,000             79            301             25          3,531          6,936
                                      --------       --------       --------       --------       --------       --------

Operating expenses:

   Research and development ....         6,909          9,330          7,641          9,632         13,973         51,133

   General and administrative ..         1,042            996          1,515          1,905          1,987          8,062
                                      --------       --------       --------       --------       --------       --------

      Total operating expenses .         7,951         10,326          9,156         11,537         15,960         59,195
                                      --------       --------       --------       --------       --------       --------

Loss from operations ...........        (4,951)       (10,247)        (8,855)       (11,512)       (12,429)       (52,259)

Interest income ................           164            187            940          1,480          2,826          5,767

Interest expense ...............          (253)          (419)          (320)          (226)           (72)        (1,298)
                                      --------       --------       --------       --------       --------       --------

Loss before income taxes .......        (5,040)       (10,479)        (8,235)       (10,258)        (9,675)       (47,790)

Provision for income taxes .....          (101)            --             --             --             --           (101)
                                      --------       --------       --------       --------       --------       --------

Net loss .......................      $ (5,141)      $(10,479)      $ (8,235)      $(10,258)      $ (9,675)      $(47,891)
                                      ========       ========       ========       ========       ========       ========


Basic and diluted net loss per
  share ........................                     $ (12.04)      $  (1.35)      $  (1.11)      $  (0.87)
                                                     ========       ========       ========       ========
Shares used to compute basic and
  diluted net loss share .......                          870          6,106          9,264         11,061
                                                     ========       ========       ========       ========


BALANCE SHEET DATA:                                                                      JUNE 30,
                                                           --------------------------------------------------------------------
(in thousands)
                                                             1994           1995           1996           1997           1998
                                                           --------       --------       --------       --------       --------
Cash and cash equivalents ...........................      $  8,690       $    376       $ 13,950       $ 15,869       $ 13,456
Short-term investments ..............................            --             --          8,053         14,958         23,189
Long-term investments ...............................            --             --             --          6,103         33,736
Total assets ........................................        12,050          3,539         25,015         39,707         73,019
Long-term obligations, excluding current installments         1,880          1,429            941            530            275
Deficit accumulated during development stage ........        (9,244)       (19,723)       (27,958)       (38,216)       (47,891)
Total stockholders' equity (deficit) ................         8,769         (1,652)        21,991         36,696         68,641

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In addition to historical information, this report contains predictions, estimates and other forward looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the factors, including those discussed in "Factors That May Affect Future Operating Results," elsewhere in this report.


OVERVIEW

      Pharmacyclics is a pharmaceutical company developing energy-potentiating drugs to improve radiation therapy and chemotherapy of cancer, and to enable or improve the photodynamic therapy of certain cancers, atherosclerotic cardiovascular disease, and retinal diseases. The Company is currently in multicenter Phase III clinical trials of Gd-Tex as a radiation sensitizer to improve the efficacy of radiation therapy of brain metastases resulting from a variety of cancers, including those of the lung and breast. The Company has also initiated a Phase I clinical trial for ANTRIN(TM) photosensitizer to evaluate its safety and efficacy for photoangioplasty treatment of patients with atherosclerotic peripheral arterial disease. LUTRIN(TM) photosensitizer is in multicenter Phase II clinical trials to evaluate its safety and efficacy for use in the treatment of recurrent breast cancers to the chest wall, which are accessible to illumination by externally-applied light. The NCI intends to conduct a minimum of nine Phase I clinical trials of Gd-Tex and a minimum of eight Phase I clinical trials of LUTRIN, each for a variety of additional cancer indications. In addition, the Company has conducted preclinical studies with OPTRIN(TM) photosensitizer for use in certain ophthalmic diseases, such as ARMD. In October 1997, the Company entered into a collaborative agreement with Nycomed to sell and market LUTRIN for cancer therapy outside the United States, Canada and Japan. In December 1997, the Company entered into an evaluation and license agreement with Alcon under which Alcon acquired worldwide marketing rights to OPTRIN(TM) photosensitizer for ophthalmology indications. Alcon is conducting Phase I studies in patients with ARMD.

      To date, the Company has devoted substantially all of its resources to research and development. No revenues have been derived from product sales, and the Company does not expect to receive product revenues for at least the next several years. The Company has incurred significant operating losses since its inception in 1991 and, as of June 30, 1998, had an accumulated deficit of approximately $47.9 million. The Company expects to continue to incur significant operating losses over the next several years as it continues to incur increasing costs of research and development, in addition to costs related to clinical trials and manufacturing activities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company's ability to achieve profitability is dependent upon its ability, alone or with others, to successfully complete the development of its products under development, and obtain required regulatory clearances and successfully manufacture and market these products.


RESULTS OF OPERATIONS

    Revenues

      To date, Pharmacyclics has received only limited revenues, none of which are from product sales. For the year ended June 30, 1998, revenues were $3.5 million as compared to $25,000 in fiscal 1997. Revenues in fiscal 1998 consisted of $2.7 million in license revenue and $831,000 in contract revenue associated with two corporate collaboration agreements.

      In fiscal 1998, the Company entered into two corporate collaboration agreements. Under the first agreement, Nycomed acquired exclusive sales and marketing rights to LUTRIN for treatment of cancer indications in all markets of the world excluding the United States, Canada and Japan. LUTRIN is a lutetium texaphyrin molecule being developed as a photosensitizer for use in photodynamic therapy of cancer. In exchange for these rights, Nycomed has agreed to pay an initial non-refundable license fee, milestone payments, contract research and development costs and royalties on product sales. The second agreement is an evaluation and license agreement with Alcon under which Alcon acquired worldwide marketing rights to OPTRIN for ophthalmology indications. Alcon will conduct and bear all costs for worldwide development and regulatory submissions for ophthalmology indications of OPTRIN. The Company received an initial, non-refundable, payment from Alcon and will receive payments based on completion of milestones, as well as royalties on any future product sales.

      The $25,000 of revenue in fiscal 1997 was the result of milestone payments from E-Z-M, Ltd. related to the signing of a European sales and distribution agreement and receipt of marketing approval in the UK. Revenue of $301,000 in fiscal 1996 included $250,000 from E-Z-M pursuant to the August 1995 agreement, net of licensing fees paid to UT.

    Research and Development

      Research and development expenses increased to $14.0 million for the year ended June 30, 1998, compared to $9.6 million in fiscal 1997, an increase of 45%. The increase was primarily related to supporting clinical trials for Gd-Tex, LUTRIN and ANTRIN. Such costs included clinical product supplies, clinical site costs and personnel. Research and development expenses incurred in connection with research contracts were $2.2 million for the year ended June 30, 1998. The Company expects its research and development expenses to grow in fiscal 1999, reflecting anticipated increased costs related to additions to staffing and clinical trials.

      Research and development expenses were $9.6 million for the year ended June 30, 1997, compared to $7.6 million in fiscal 1996, an increase of 26%. The increase was primarily related to supporting clinical trials for both Gd-Tex and LUTRIN. Such costs included clinical product supplies, purchase and lease of light sources and internal support of the trials.

    General and Administrative

      General and administrative expenses for the year ended June 30, 1998 were $2.0 million compared to $1.9 million in fiscal 1997, an increase of 4%. Fiscal 1997 included approximately $300,000 of financing costs incurred related to a planned public financing which was subsequently withdrawn due to market conditions. The increase in fiscal 1998 expense was primarily related to personnel and related expenses.

      General and administrative expenses for the year ended June 30, 1997 were $1.9 million compared to $1.5 million in fiscal 1996, and increase of 26%. The increase was primarily a result of approximately $300,000 of financing costs incurred during fiscal 1997.

    Interest Income, Net of Interest Expense

      Interest income, net of interest expense, totaled $2.8 million for the year ended June 30, 1998, compared to $1.3 million in fiscal 1997. The increase was primarily attributable to increased earnings from higher investment balances resulting from the public equity offering completed in February 1998.

      Interest income, net of interest expense, totaled $1.3 million in fiscal 1997, compared to $620,000 in fiscal 1996. The increase was primarily attributable to increased earnings from higher investment balances resulting from private equity placements completed in November 1996 and February 1997.


INCOME TAXES

      At June 30, 1998, the Company had net operating loss carryforwards of approximately $39.6 million for federal income tax reporting purposes and tax credit carryforwards of approximately $2.1 million for federal reporting purposes. These amounts expire at various times through 2013. As a result of ownership changes that have occurred during the past three fiscal years, management believes that the Company's net operating loss and tax credit carry forwards are subject to certain annual limitations. See Note 5 of "Notes to Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of working capital have been primarily private and public equity financings and proceeds from collaborative research and development agreements, as well as grant revenues and interest income. Since inception, the Company has used approximately $40.8 million of cash for operating activities and approximately $5.3 million of cash for the purchase of laboratory and office equipment and for payments under capital lease agreements.

      As of June 30, 1998, the Company had approximately $70.4 million in cash, cash equivalents and short and long-term investments. Net cash used in operating activities was $6.6 million, $8.7 million and $7.4 million for the years ended June 30, 1998, 1997 and 1996, respectively, and resulted primarily from operating losses adjusted for non-cash expenses and changes in accounts payable. Net cash used in investing activities was $36.6 million, $13.3 million and $8.1 million for the years ended June 30, 1998, 1997 and 1996, respectively, and consisted primarily of net purchases of investments. Net cash provided by financing activities was $40.9 million, $23.9 million and $29.1 million for the years ended June 30, 1998, 1997 and 1996, respectively, and consisted primarily of proceeds from the sale of equity securities.

      In February 1998, the Company sold 2,012,500 shares of its common stock at a price of $21.75 per share which resulted in net proceeds to the Company of approximately $40.8 million. In February 1997, the Company completed a private placement of 862,190 shares of Common Stock at $19.05 per share for net proceeds of $16.3 million. In November 1996, the Company completed a private placement of 580,000 shares of Common Stock at $14.00 per share for net proceeds of $8.1 million. The Company filed and had declared effective on April 22, 1997, a registration statement on Form S-3 covering resales of the securities purchased in both private placements.

      The Company completed an IPO in October 1995, issuing 2,150,000 shares of Common Stock at $12.00 per share. In November 1995, the underwriters of such offering exercised an option to acquire an additional 233,450 shares of Common Stock at the IPO price to cover over-allotments. Proceeds received by the Company, net of underwriters' commissions and expenses payable by the Company, totaled approximately $26.0 million.

      Based on the current status of its product development and commercialization plans, the Company believes its cash, cash equivalents and short and long-term investments will be adequate to satisfy its capital needs through at least the calendar year 2000. However, the Company's actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and the ability of the Company to market and distribute its products and establish new collaborative and licensing arrangements.

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

IMPACT OF YEAR 2000

      The Company believes that with upgrades to its existing software and conversions to new software, all of which are readily available in the market, the Year 2000 issue will not pose significant operational problems for its internal computer systems. All required modifications and conversions of computer systems that are critical to the Company's business operations are expected to be completed no later than June 30, 1999 which is prior to the estimated occurrence of any Year 2000 issues. The Company has initiated formal communications with its significant suppliers and service providers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse impact on the Company's systems. The Company estimates that the cost of required upgrades and conversions will not have a significant impact on its results of operations.

      ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                             Page
                                                                             ----
Report of Independent Accountants ......................................      39
Balance Sheet ..........................................................      40
Statement of Operations ................................................      41
Statement of Cash Flows ................................................      42
Statement of Stockholders' Equity ......................................      43
Notes to Financial Statements ..........................................      44

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
   and Stockholders of Pharmacyclics, Inc.

      In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Pharmacyclics, Inc. (a development stage company) at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, and for the period from inception (April 1991) through June 30, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

San Jose, California
August 26, 1998

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS


                                                                                                    June 30,
                                                                                             ----------------------
                                                                                               1998          1997
                                                                                             ---------    ---------
Current assets:
      Cash and cash equivalents ..........................................................   $  13,456    $  15,869
      Short-term investments .............................................................      23,189       14,958
      Accounts receivable ................................................................         166           --
      Prepaid expenses and other current assets ..........................................         166          216
                                                                                             ---------    ---------
                  Total current assets ...................................................      36,977       31,043

Long-term investments ....................................................................      33,736        6,103
Property and equipment, net ..............................................................       2,253        2,504
Other assets .............................................................................          53           57
                                                                                             ---------    ---------
                                                                                             $  73,019    $  39,707
                                                                                             =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ...................................................................   $   3,377    $   1,323
      Accrued liabilities ................................................................         432          311
      Current portion of capital lease obligations .......................................         255          768
                                                                                             ---------    ---------
                  Total current liabilities ..............................................       4,064        2,402
Capital lease obligations ................................................................         275          530
Deferred rent ............................................................................          39           79
                                                                                             ---------    ---------
                  Total liabilities ......................................................       4,378        3,011
                                                                                             ---------    ---------

Commitments (Note 6)
Stockholders' equity:
      Preferred stock, $0.0001 par value; authorized --- 1,000,000 shares at June 30,
           1998 and 1997; no shares issued and outstanding ...............................          --           --
      Common stock, $0.0001 par value; authorized --- 24,000,000 at June 30, 1998 and 1997; shares issued and outstanding --- 12,294,292
           at June 30, 1998 and 10,102,454 at June 30, 1997  .............................           1            1
      Additional paid-in capital .........................................................     116,531       74,911
      Deficit accumulated during development stage .......................................     (47,891)     (38,216)
                                                                                             ---------    ---------
                  Total stockholders' equity .............................................      68,641       36,696
                                                                                             ---------    ---------
                                                                                             $  73,019    $  39,707
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

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                             Period
                                                                                          From Inception
                                                          Year Ended June 30,               (April 1991)
                                               ----------------------------------------        Through
                                                 1998            1997            1996       June 30, 1998
                                               --------        --------        --------     -------------
Revenues:
      License and grant revenues .......       $  2,700        $     25        $    301        $  6,105
      Contract revenue .................            831              --              --             831
                                               --------        --------        --------        --------
            Total revenues .............          3,531              25             301           6,936
                                               --------        --------        --------        --------
Operating expenses:
      Research and development .........         13,973           9,632           7,641          51,133
      General and administrative .......          1,987           1,905           1,515           8,062
                                               --------        --------        --------        --------
            Total operating expenses ...         15,960          11,537           9,156          59,195
                                               --------        --------        --------        --------
Loss from operations ...................        (12,429)        (11,512)         (8,855)        (52,259)
Interest income ........................          2,826           1,480             940           5,767
Interest expense .......................            (72)           (226)           (320)         (1,298)
                                               --------        --------        --------        --------
Loss before income taxes ...............         (9,675)        (10,258)         (8,235)        (47,790)
Provision for income taxes .............             --              --              --            (101)
                                               --------        --------        --------        --------

Net loss ...............................       $ (9,675)       $(10,258)       $ (8,235)       $(47,891)
                                               ========        ========        ========        ========

Basic and diluted net loss per share ...       $  (0.87)       $  (1.11)       $  (1.35)
                                               ========        ========        ========
Shares used to compute basic and diluted
      net loss per share ...............         11,061           9,264           6,106
                                               ========        ========        ========



   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)





                                                                                                                           Period
                                                                                                                      From Inception
                                                                                        Year Ended June 30,            (April 1991)
                                                                                 -----------------------------------     Through
                                                                                   1998         1997         1996     June 30, 1998
                                                                                 ---------    ---------    ---------    ---------
Cash flows from operating activities:
   Net loss ..................................................................   $  (9,675)   $ (10,258)   $  (8,235)   $ (47,891)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ..........................................         828          915          732        3,384
      Write-down of fixed assets .............................................         188           --           --          306
      Other ..................................................................          --           --           --          (12)
      Changes in assets and liabilities:
         Accounts receivable .................................................        (166)          --           --         (166)
         Prepaid expenses and other assets ...................................          54          117          (77)        (219)
         Accounts payable ....................................................       2,054          570           64        3,377
         Accrued liabilities .................................................         121           11           43          432
         Deferred rent .......................................................         (40)         (34)          46           39
                                                                                 ---------    ---------    ---------    ---------
            Net cash used in operating activities ............................      (6,636)      (8,679)      (7,427)     (40,750)
                                                                                 ---------    ---------    ---------    ---------
Cash flows from investing activities:
   Purchase of property and equipment ........................................        (765)        (283)         (16)      (1,937)
   Proceeds from sale of property and equipment ..............................          --           --           --          112
   Purchase of short-term investments ........................................     (28,517)     (17,305)      (8,053)     (49,824)
   Purchase of long-term investments .........................................     (31,619)      (6,103)          --      (37,722)
   Sale of short-term investments ............................................      20,286       10,400           --       26,635
   Sale of long-term investments .............................................       3,986           --           --        3,986
                                                                                 ---------    ---------    ---------    ---------
            Net cash used in investing activities ............................     (36,629)     (13,291)      (8,069)     (58,750)
                                                                                 ---------    ---------    ---------    ---------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs ...........................      41,620       24,837       26,278       92,793
   Proceeds from notes payable ...............................................          --           --        1,000        3,000
   Issuance of convertible preferred stock, net of issuance costs ............          --           --        2,550       20,514
   Payments under capital  lease obligations .................................        (768)        (948)        (758)      (3,351)
                                                                                 ---------    ---------    ---------    ---------
            Net cash provided by financing activities ........................      40,852       23,889       29,070      112,956
                                                                                 ---------    ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents .............................      (2,413)       1,919       13,574       13,456
Cash and cash equivalents at beginning of period .............................      15,869       13,950          376           --
                                                                                 ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period ...................................   $  13,456    $  15,869    $  13,950    $  13,456
                                                                                 =========    =========    =========    =========
Supplemental disclosures of cash flows information:
   Income taxes paid .........................................................   $     ---    $     ---    $     ---    $     101
   Interest paid .............................................................   $      72    $     226    $     320    $   1,216
Supplemental disclosure of noncash investing and financing
   activities:
   Property and equipment acquired under capital lease
      obligations ............................................................   $     ---    $     388    $     437    $   3,880
   Warrants issued ...........................................................   $     ---    $     ---    $     ---    $      49
   Conversion of notes payable and accrued interest into
      convertible preferred stock ............................................   $     ---    $     ---    $   3,051    $   3,051



   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM INCEPTION (APRIL 1991) THROUGH JUNE 30, 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                   Convertible
                                                                Preferred Stock             Common Stock
                                                               --------------------   -------------------------      Paid-In
                                                                 Shares      Amount     Shares         Amount        Capital
                                                               ----------   -------   ----------     ----------     ----------
Issuance of common stock for cash at $0.02 per share .....             --    $ --        400,000            $--     $        6
                                                               ----------   -------   ----------     ----------     ----------
Balance at June 30, 1991 .................................             --      --        400,000             --              6
Issuance of common stock for cash at an average price of
   $0.02 per share .......................................             --      --         97,111             --              2
Issuance of convertible preferred stock for cash, net of
   issuance costs, at an average price of $1.32 per share       2,040,784      --             --             --          2,667
Net loss .................................................             --      --             --             --             --
                                                               ----------   -------   ----------     ----------     ----------
Balance at June 30, 1992 .................................      2,040,784      --        497,111             --          2,675
Issuance of common stock for cash at an average price of
   $0.06 per share .......................................             --      --         49,000             --              3
Issuance of convertible preferred stock for cash, net of
   issuance costs, at $4.88 per share ....................      1,580,095      --             --             --          7,674
Net loss .................................................             --      --             --             --             --
                                                               ----------   -------   ----------     ----------     ----------
Balance at June 30, 1993 .................................      3,620,879      --        546,111             --         10,352
Issuance of common stock upon exercise of stock
   options at an average price of $0.12 per share ........             --      --        324,188             --             38
Issuance of convertible preferred stock for cash, net of
   issuance costs, at an average price of $8.63 per share         886,960      --             --             --          7,623
Net loss .................................................             --      --             --             --             --
                                                               ----------   -------   ----------     ----------     ----------
Balance at June 30, 1994 .................................      4,507,839      --        870,299             --         18,013
Issuance of common stock upon exercise of stock
   options at an average price of $0.24 per share ........             --      --         38,403             --              9
Issuance of warrants .....................................             --      --             --             --             49
Net loss .................................................             --      --             --             --             --
                                                               ----------   -------   ----------     ----------     ----------
Balance at June 30, 1995 .................................      4,507,839      --        908,702             --         18,071
Issuance of convertible preferred stock for notes payable
   and accrued interest at an average of $8.63 per share .        353,483      --             --             --          3,051
Issuance of convertible preferred stock for cash, net of
   issuance costs, at an average price of $8.63 per share         295,649      --             --             --          2,550
Issuance of common stock upon initial public offering,
   net of issuance costs, for cash at $12 per share ......             --      --      2,383,450              1         26,042
Conversion of convertible preferred stock into common
   stock .................................................     (5,156,971)     --      5,156,971             --             --
Issuance of common stock upon exercise of stock
   options at an average exercise price of $1.33 per share             --      --         91,922             --            122
Issuance of common stock upon exercise of purchase
   rights at an exercise price of $10.20 per share .......             --      --          8,379             --             86
Stock compensation expense ...............................             --      --             --             --             26
Net loss .................................................             --      --             --             --             --
                                                               ----------   -------   ----------     ----------     ----------
Balance at June 30, 1996 .................................             --      --      8,549,424              1         49,948
Issuance of common stock, net of issuance costs, for
   cash at an average price of $16.93 per share ..........             --      --      1,442,190             --         24,420
Issuance of common stock upon exercise of stock
   options at an average price of $2.74 per share ........             --      --         96,283             --            264
Issuance of common stock upon exercise of purchase
   rights at an exercise price of $10.51 per share .......             --      --         14,557             --            153
Stock compensation expense ...............................             --      --             --             --            126
Net loss .................................................             --      --             --             --             --
                                                               ----------   -------   ----------     ----------     ----------
Balance at June 30, 1997 .................................             --      --     10,102,454              1         74,911
Issuance of common stock, net of issuance costs, for
   cash at $21.75 per share ..............................             --      --      2,012,500             --         40,796
Issuance of common stock upon exercise of stock
   options at an average price of $6.57 per share ........             --      --         88,933             --            584
Issuance of common stock upon exercise of purchase
   rights at an exercise price of $14.36 per share .......             --      --         10,372             --            149
Issuance of common stock upon exercise of warrants .......             --      --         80,033             --             --
Stock compensation expense ...............................             --      --             --             --             91
Net loss .................................................             --      --             --             --             --
                                                               ----------   -------   ----------     ----------     ----------
Balance at June 30, 1998 .................................             --    $ --     12,294,292     $        1     $  116,531
                                                               ==========   =======   ==========     ==========     ==========

                                                                  Deficit
                                                                 Accumulated
                                                                   During
                                                                  Additional
                                                                 Development
                                                                     Stage           Total
                                                                  ----------      ----------
Issuance of common stock for cash at $0.02 per share .....        $       --      $        6
                                                                  ----------      ----------
Balance at June 30, 1991 .................................                --               6
Issuance of common stock for cash at an average price of
   $0.02 per share .......................................                --               2
Issuance of convertible preferred stock for cash, net of
   issuance costs, at an average price of $1.32 per share                 --           2,667
Net loss .................................................              (523)           (523)
                                                                  ----------      ----------
Balance at June 30, 1992 .................................              (523)          2,152
Issuance of common stock for cash at an average price of
   $0.06 per share .......................................                --               3
Issuance of convertible preferred stock for cash, net of
   issuance costs, at $4.88 per share ....................                --           7,674
Net loss .................................................            (3,580)         (3,580)
                                                                  ----------      ----------
Balance at June 30, 1993 .................................            (4,103)          6,249
Issuance of common stock upon exercise of stock
   options at an average price of $0.12 per share ........                --              38
Issuance of convertible preferred stock for cash, net of
   issuance costs, at an average price of $8.63 per share                 --           7,623
Net loss .................................................            (5,141)         (5,141)
                                                                  ----------      ----------
Balance at June 30, 1994 .................................            (9,244)          8,769
Issuance of common stock upon exercise of stock
   options at an average price of $0.24 per share ........                --               9
Issuance of warrants .....................................                --              49
Net loss .................................................           (10,479)        (10,479)
                                                                  ----------      ----------
Balance at June 30, 1995 .................................           (19,723)         (1,652)
Issuance of convertible preferred stock for notes payable
   and accrued interest at an average of $8.63 per share .                --           3,051
Issuance of convertible preferred stock for cash, net of
   issuance costs, at an average price of $8.63 per share                 --           2,550
Issuance of common stock upon initial public offering,
   net of issuance costs, for cash at $12 per share ......                --          26,043
Conversion of convertible preferred stock into common
   stock .................................................                --              --
Issuance of common stock upon exercise of stock
   options at an average exercise price of $1.33 per share                --             122
Issuance of common stock upon exercise of purchase
   rights at an exercise price of $10.20 per share .......                --              86
Stock compensation expense ...............................                --              26
Net loss .................................................            (8,235)         (8,235)
                                                                  ----------      ----------
Balance at June 30, 1996 .................................           (27,958)         21,991
Issuance of common stock, net of issuance costs, for
   cash at an average price of $16.93 per share ..........                --          24,420
Issuance of common stock upon exercise of stock
   options at an average price of $2.74 per share ........                --             264
Issuance of common stock upon exercise of purchase
   rights at an exercise price of $10.51 per share .......                --             153
Stock compensation expense ...............................                --             126
Net loss .................................................           (10,258)        (10,258)
                                                                  ----------      ----------
Balance at June 30, 1997 .................................           (38,216)         36,696
Issuance of common stock, net of issuance costs, for
   cash at $21.75 per share ..............................                --          40,796
Issuance of common stock upon exercise of stock
   options at an average price of $6.57 per share ........                --             584
Issuance of common stock upon exercise of purchase
   rights at an exercise price of $14.36 per share .......                --             149
Issuance of common stock upon exercise of warrants .......                --              --
Stock compensation expense ...............................                --              91
Net loss .................................................            (9,675)         (9,675)
                                                                  ----------      ----------
Balance at June 30, 1998 .................................        $  (47,891)     $   68,641
                                                                  ==========      ==========




   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

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

   Basic and diluted net loss per share

      The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," during the year ended June 30, 1998 and retroactively restated prior periods. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of outstanding convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares have been excluded from the computation of dilutive earnings per share because their effect is anti-dilutive.

      Cash equivalents and investments

            All highly liquid investments purchased with maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company has classified its investments as "available-for-sale." For all periods presented, the cost of investments approximates their fair market value.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

            The Company's cash, cash equivalents and investments consisted of the following (in thousands):


                                                               June 30,
                                                         -------------------
                         Investment type                  1998         1997
                                                         -------     -------
               Cash in bank ........................     $   321     $   287
               Money market ........................      13,135       8,047
               Debt (state or political subdivision)          --       2,021
               Debt (corporate) ....................          --       5,514
                                                         -------     -------
                  Cash and cash equivalents ........     $13,456     $15,869
                                                         =======     =======

               Debt (state or political subdivision)     $ 3,008     $ 2,003
               Debt (corporate) ....................      20,181      12,955
                                                         -------     -------
                  Short-term investments ...........     $23,189     $14,958
                                                         =======     =======

               Debt (state or political subdivision)     $ 2,032     $    --
               Debt (corporate) ....................      31,704       6,103
                                                         -------     -------
                  Long-term investments ............     $33,736     $ 6,103
                                                         =======     =======

   Concentration of credit risk

      Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and investments. The Company places its cash equivalents and investments with high-credit quality financial institutions and invests in debt instruments of financial institutions, corporations and government entities with strong credit ratings. Management of the Company believes they have established guidelines relative to diversification and maturities that maintain safety and liquidity.

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

   Research and development

      Research and development costs are expensed as incurred and include costs associated with contract research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company. Research and development expenses incurred in connection with research contracts were $2.2 million for the year ended June 30, 1998.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

   Income taxes

      The Company provides for income taxes using the liability method. This method requires that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts.

   Fair value of financial instruments

      The carrying value of the Company's financial instruments, including cash and cash equivalents, short and long-term investments, accounts receivable and capital lease obligations approximate fair value due to their short maturities.

   Stock-based compensation

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provides additional proforma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

   Recent accounting standards

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are currently excluded from the results of operations, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The disclosures prescribed by SFAS 130 are effective for fiscal 1999. The Company does not expect such adoption to have a material effect on its financial statements.

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

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - AGREEMENTS:

      Nycomed Collaboration. In October 1997, the Company entered into an agreement with Nycomed Imaging A/S ("Nycomed"), in which Nycomed acquired exclusive sales and marketing rights to LUTRIN(TM) photosensitizer for cancer indications in all markets of the world excluding the United States, Canada and Japan. LUTRIN is a lutetium texaphyrin molecule being developed as a photosensitizer for use in the photodynamic therapy of cancer. In exchange for these rights, Nycomed has agreed to pay the Company up to approximately $14.0 million in license fees, a portion of the Company's development costs (based upon an agreed budget), and milestone payments, related to the initial cancer indications for LUTRIN to be developed by the Company and Nycomed, in each case subject to attainment of certain development, clinical or commercialization milestones. Approximately $14.0 million in additional milestone payments and development costs (assuming similar costs and agreement upon a similar budget) may be paid by Nycomed during the course of development for subsequent cancer indications, if such indications are successfully completed. Upon receipt of marketing approval by Nycomed for any products developed pursuant to this agreement, Nycomed will pay the Company a royalty on any future product sales. The Company is required to supply Nycomed with bulk drug substance. Nycomed is required to produce finished product for use by it and the Company.

      Alcon Collaboration. In December 1997, the Company entered into an evaluation and license agreement with Alcon Pharmaceuticals Ltd. ("Alcon"), under which Alcon acquired worldwide marketing rights to OPTRIN(TM) photosensitizer for ophthalmology indications. OPTRIN is a lutetium texaphyrin molecule being developed as a photosensitizer for the use in photodynamic therapy of age related macular degeneration. Alcon will conduct and be responsible for all costs associated with its worldwide development and regulatory submissions for ophthalmology indications of OPTRIN. In accordance with the terms of this agreement, the Company received a non-refundable up-front payment and may receive additional amounts based on Alcon reaching certain milestones, as well as royalties on any future product sales. The Company is required to supply Alcon with bulk drug substance through its manufacturing collaboration with Celanese; Alcon will be responsible for formulation and packaging of finished products.

      University of Texas License. The Company has entered into two exclusive patent license agreements with UT which permit the Company to exclusively manufacture, use and sell products covered by patents that result from certain research conducted by UT. Each agreement requires the Company to pay royalties to the University. Royalties totaling $275,000 were paid under the agreements through June 30, 1997, in connection with the E-Z-EM, Inc. agreement described below. No royalties were paid during the year ended June 30, 1998. In connection with the UT License Agreement, the Company has entered into a license agreement with Dr. Stuart W. Young, a co-inventor of GADOLITE, pursuant to which the Company has been granted an exclusive royalty-bearing license to manufacture, use and sell certain products that fall within the scope of the UT agreements.

      E-Z-EM License. In August 1995, the Company entered into an agreement with E-Z-EM, a leading manufacturer and worldwide distributor of oral contrast agents and other products for use in gastrointestinal radiology, for the exclusive marketing and sale of the Company's GADOLITE product in the US. In fiscal 1997, the Company entered into similar agreement with E-Z-EM, Ltd., an affiliate of E-Z-EM, Inc. The Company and E-Z-EM will share equally in profits from the sale of GADOLITE, and the Company may also receive premium payments if certain sales levels are achieved. During the years ended June 30, 1997 and 1996, the Company recorded revenue of $25,000 and $250,000 (net of royalties paid to UT) upon signing these agreements. There were no revenues associated with this agreement for the year ended June 30, 1998.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      Hoechst Celanese Agreement. In September 1996, the Company entered into an exclusive worldwide manufacturing and supply agreement (the "Agreement") with Hoechst Celanese Corporation ("HCC") for the process optimization, scale up and supply of its texaphyrin products. In October 1997, HCC assigned the contract to Celanese, Ltd. ("Celanese") in connection with HCC's corporate reorganization. The Company has no minimum purchase obligations under the Agreement. During the fourth quarter of fiscal 1998, the Company received indications that Celanese wishes to reduce its obligations to the Company under the Agreement. While discussions with Celanese to revise the scope of the Agreement are in-process, the Company has commenced efforts to identify multiple additional sources of bulk drug substance.


NOTE 3 - BALANCE SHEET COMPONENTS:

      Property and equipment consists of the following (in thousands):


                                                                                            June 30,
                                                                                     -------      -------
                                                                                      1998          1997
                                                                                     -------      -------
               Equipment .......................................................     $ 2,959      $ 2,640
               Leasehold improvements ..........................................       1,993        1,932
               Furniture and fixtures ..........................................         478          362
                                                                                     -------      -------
                                                                                       5,430        4,934
               Less accumulated depreciation and amortization ..................      (3,177)      (2,430)
                                                                                     -------      -------
                                                                                     $ 2,253      $ 2,504
                                                                                     =======      =======

      Accrued liabilities consist of the following (in thousands):


                                                                                       June 30,
                                                                                     -------------
                                                                                     1998     1997
                                                                                     ----     ----
               Employee compensation ...........................................     $358     $240
               Other ...........................................................       74       71
                                                                                     ----     ----
                                                                                     $432     $311
                                                                                     ====     ====


NOTE 4 - STOCKHOLDERS' EQUITY:

   Common stock

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

      In November 1996, the Company sold 580,000 shares of unregistered common stock to a single purchaser in a private placement. The shares were sold at a price of $14.00 per share, which resulted in net proceeds of $8.1 million. In February 1997, Pharmacyclics sold 862,190 shares of unregistered common stock to four purchasers in a private placement. The shares were sold at $19.05 per share, which resulted in net proceeds of $16.3 million. The Company filed a registration statement on Form S-3 related to these shares, which was declared effective on April 22, 1997. In February 1998, the Company sold 2,012,500 shares of its common stock at a price of $21.75 per share, which resulted in net proceeds of approximately $40.8 million.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

      Management ascribed a nominal value to these warrants and reserved 197,540 shares of common stock for future issuance upon exercise of such warrants. In connection with the Company's IPO, the above warrants were converted into warrants to purchase shares of common stock. In fiscal 1998, holders of all of the warrants granted in July 1995 elected "net issue exercises" at an average market price of $24.15, resulting in the issuance of 80,033 shares of common stock and the cancellation of warrants to purchase 44,465 shares of common stock. At June 30, 1998, the Company has reserved 73,042 shares of common stock for future issuance upon the exercise of the remaining outstanding warrants.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

   Stock option plans

      1992 Stock Option Plan. The 1992 Stock Option Plan (the "1992 Plan"), as amended, authorizes the Board of Directors to grant incentive stock options and non-statutory stock options to employees, directors and consultants to purchase up to 1,233,334 shares of common stock. Under the 1992 Plan, incentive stock options are granted at a price not less than 100% of the estimated fair value of the stock on the date of grant, as determined by the Board of Directors. Nonqualified stock options are granted at a price not less than 85% of the estimated fair value of the stock on the date of grant, as determined by the Board of Directors. To date, all options granted under the 1992 Plan have been granted at 100% of the estimated fair value of the common stock as determined by the Board of Directors.

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

      1995 Stock Option Plan. The Company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors on August 2, 1995, as the successor to the 1992 Plan. The 1995 Plan authorizes for issuance 1,528,723 shares of common stock. The Plan also allows for an additional number of shares equal to 1% of the number of shares of common stock outstanding on the last day of each future calendar year, not to exceed 500,000 shares per year. Shares of common stock subject to outstanding options, including options granted under the 1992 Plan, that expire or terminate prior to exercise will be available for future issuance under the 1995 Plan.

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

      In the event the Company is acquired by merger, consolidation or asset sale, options outstanding under the 1995 Plan will immediately vest in full, except to the extent the options are assumed by the acquiring entity. Any assumed options will accelerate upon the optionee's involuntary termination within 18 months following the acquisition. The Compensation Committee also has discretion to provide for the acceleration of one or more outstanding options under the 1995 Plan (including options incorporated from the 1992 Plan) and the vesting of shares subject to outstanding options upon the occurrence of certain hostile tender offers. Such accelerated vesting may be conditioned upon the subsequent termination of the affected optionee's service.

      The Board may amend or modify the 1995 Plan at any time. The 1995 Plan will terminate on August 1, 2005, unless terminated earlier by the Board.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

      Each individual serving as a non-employee Board member on the effective date of the Company's initial public offering was automatically granted a non-statutory option to purchase 5,000 shares of common stock, vesting in equal monthly installments for one year after the grant date. Each individual first elected or appointed as a non-employee Board member after the effective date of the Company's initial public offering will automatically be granted, on the date of such election or appointment, a non-statutory option to purchase 10,000 shares of common stock vesting over five years. In addition, on the date of each Annual Stockholders Meeting, beginning with the 1996 Annual Meeting, each individual who is to continue to serve as a non-employee Board member after that Annual Meeting and has been a member of the Board for at least six months will automatically be granted a non-statutory option to purchase 5,000 shares of common stock, vesting in equal monthly installments for one year after the grant date. There will be no limit on the number of such annual 5,000-share option grants any one non-employee Board member may receive over his or her period of continued Board service. The exercise price per share of each automatic option grant will be equal to the fair market value of the common stock on the automatic grant date. Each automatic option will be immediately exercisable; however, any shares purchased upon exercise of the option will be subject to repurchase should the optionee's service as a non-employee Board member cease prior to vesting in the shares. Each 10,000-share grant will vest in five equal and successive annual installments over the optionee's period of Board service. Each 5,000-share grant will vest in twelve equal and successive monthly installment over the optionee's period of Board service.

      In the event of the optionee's death or permanent disability or in the event the Company is acquired by a merger or asset sale and in the event of certain hostile tender offers, each outstanding option will become fully vested. Upon the acquisition of 50% or more of the Company's outstanding voting stock pursuant to a hostile tender offer, each automatic option grant outstanding for at least six months may be surrendered automatically or be cancelled in exchange for cash distribution to the director based upon the tender offer price. The Directors Plan will terminate on August 1, 2005.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      The following table summarizes activity under the Company's stock option plans (in thousands, except per share amounts):


                                                            Options Outstanding
                                                          -------------------------
                                                                          Weighted
                                            Shares                         Average
                                           available                      Exercise
                                           for Grant        Number         Price
                                           ---------      --------        ---------
Balance at June 30, 1995 ...........           206            431         $    2.50
Authorized .........................           485             --
Exercised ..........................            --            (92)        $    3.09
Granted ............................          (492)           492         $   10.03
Canceled ...........................            11            (11)        $    6.11
                                            ------         ------

Balance at June 30, 1996 ...........           210            820         $    9.20
Authorized .........................           842             --
Exercised ..........................            --            (96)        $    2.74
Granted ............................          (569)           569         $   16.69
Canceled ...........................            31            (31)        $   12.21
                                            ------         ------

Balance at June 30, 1997 ...........           514          1,262         $   11.58
Authorized .........................           602             --
Exercised ..........................            --            (89)        $    6.57
Granted ............................          (577)           577         $   25.33
Canceled ...........................           158           (158)        $   15.41
                                            ------         ------

Balance at June 30, 1998 ...........           697          1,592         $   16.43
                                            ======         ======


      A summary of outstanding and vested stock options as of June 30, 1998 is as follows:


                                              Options Outstanding                                 Options Vested
                              --------------------------------------------------             ----------------------------
                                                   Weighted             Weighted                                 Weighted
                                                    Average            Average                                   Average
   Range of                                        Remaining           Exercise                                  Exercise
Exercise Prices               Number            Contractual Life        Price                 Number              Price
----------------            ---------           ----------------      ---------            ---------            ---------
$ 0.08 - $  5.25              193,165                 6.09            $    3.37              176,333            $    3.33
$ 7.50 - $ 12.00              299,436                 7.14            $    8.28              162,568            $    8.57
$13.25 - $ 17.50              310,475                 8.42            $   15.33               81,516            $   15.04
$17.75 - $ 20.25              252,675                 7.96            $   17.87               86,314            $   17.82
$20.63 - $ 24.25              214,217                 9.03            $   23.70               17,187            $   23.94
$26.13 - $ 27.50              322,500                 9.77            $   26.91                2,240            $   27.13
                            ---------                                                      ---------
                            1,592,468                 8.18            $   16.43              526,158            $    9.92
                            =========                                                      =========

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      Employee Stock Purchase Plan. The Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the Company's common stock under the Purchase Plan. The purchase price per share is equal to 85 percent of the market value of the stock on specified dates. The Company has reserved 100,000 shares of common stock under the Purchase Plan. Sales under the Purchase Plan in fiscal 1998 and 1997 were 10,372 and 14,557 shares of common stock at an average price of $14.36 and $10.51 per share, respectively. Shares available for future purchase under the Purchase Plan are 66,692 at June 30, 1998. The Purchase Plan will terminate in October 2005.

   Pro forma disclosure

      The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the Company's stock option plans during fiscal 1998 and 1997 was $15.54 and $9.22 per share, respectively. The weighted average estimated grant date fair value for purchase awards under the Company's Purchase Plan during fiscal 1998 and 1997 was $6.85 and $5.51, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option and purchase awards. This model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

      The following assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards:


                                                   Year Ended June 30,
                                                  ----------------------
                                                  1998              1997
                                                  ----              ----
      Stock option plans:
      Expected dividend yield .......                0%                0%
      Expected stock price volatility               60%               49%
      Risk free interest rate .......             5.66%             6.52%
      Expected life (years) .........             6.05              5.95

      Stock purchase plan:
      Expected dividend yield .......                0%                0%
      Expected stock price volatility               60%               48%
      Risk free interest rate .......             5.28%             5.30%
      Expected life (years) .........             1.45               .25


   Pro forma net loss and net loss per share

      Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the Company's net loss and net loss per share would have been increased to the pro forma amounts below (in thousands, except per share amounts):

                                                 Year Ended June 30,
                                          --------------------------------
                                             1998                  1997
                                          ----------            ----------
     Net loss:
        As reported ..........            $    9,675            $   10,258
        Pro forma ............                12,085                11,314
     Loss per share:
        As reported ..........            $     0.87            $     1.11
        Pro forma ............                  1.09                  1.22

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      The pro forma effect on the net loss and net loss per share for 1998 and 1997 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

   Shareholder rights plan

      In April 1997, the Board of Directors approved a shareholder rights plan under which stockholders of record on May 1, 1997, received a right to purchase (a "Right") one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), at an exercise price of $125 per one one-hundredth of a share, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and will become exercisable upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Company's outstanding common stock or
(ii) 10 business days or such later date as may be determined by a majority of the Board of Directors following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding common stock of the Company. The Rights expire at the close of business on April 30, 2007. The Company has designated 120,000 shares of its Preferred Stock as Series A Junior Participating Preferred Stock in connection with this plan.


NOTE 5 -- INCOME TAXES:

      Deferred tax assets are summarized as follows (in thousands):

                                                                          June 30,
                                                              -----------------------------
                                                                1998                 1997
                                                              --------             --------
               Deferred tax assets:
                  Net operating loss carryforwards            $ 15,822             $ 13,296
                  Tax credit carryforwards .......               2,074                1,540
                  Capitalized start-up costs .....                 830                  920
                  Accounts payable and other .....               1,259                  250
                                                              --------             --------
                  Gross deferred tax assets ......              19,985               16,006
                  Less valuation allowance .......             (19,985)             (16,006)
                                                              --------             --------
                  Net deferred tax assets ........                $---                 $---
                                                              ========             ========

      A full valuation allowance has been established for the Company's deferred tax assets since realization of such assets through the generation of future taxable income is uncertain.

      The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to the loss before income taxes as summarized below (in thousands):


                                                                           Year Ended June 30,
                                                                  -------------------------------------
                                                                   1998           1997            1996
                                                                  -------        -------        -------
               Tax benefit at statutory rate ..............       $ 3,386        $ 3,590        $ 2,882
               Net operating loss carryforward for which no
                  benefit was available ...................        (3,386)        (3,590)        (2,882)
                                                                  -------        -------        -------
                                                                  $   ---        $   ---        $   ---
                                                                  =======        =======        =======

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      At June 30, 1998, the Company had net operating loss carryforwards of approximately $39.6 million for federal income tax reporting purposes and tax credit carryforwards of approximately $2.1 million for federal reporting purposes. These amounts expire at various times through 2013.

      Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and tax credit carryforwards that can be carried forward may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. As a result of ownership changes that have occurred during the past three fiscal years, management believes that the Company's net operating loss and tax credit carryforwards are subject to certain annual limitations.


NOTE 6 - COMMITMENTS:

      The Company leases its facilities under a non-cancelable operating lease that expires in 2001. The Company also leases certain assets under long-term lease agreements that are classified as capital leases. The total amount of assets acquired under capital lease arrangements that are included in property and equipment (Note 3) is as follows (in thousands):


                                                                          June 30,
                                                                    ----------------------
                                                                     1998            1997
                                                                    -------        -------
               Equipment ....................................       $ 2,273        $ 2,542
               Leasehold improvements .......................         1,050          1,050
               Furniture and fixtures .......................           278            278
                                                                    -------        -------
                                                                      3,601          3,870
               Less accumulated depreciation and amortization        (2,590)        (2,060)
                                                                    =======        =======
                                                                    $ 1,011        $ 1,810
                                                                    =======        =======

      The capital lease agreements require the Company, among other things, to pay insurance and maintenance costs.

      Future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):


                                                                    Capital      Operating
               Year Ending June 30,                                  Leases         Leases
               --------------------                                 -------        ------
               1999 .........................................       $   285        $  392
               2000 .........................................           229           371
               2001 .........................................            61           371
               2002 .........................................            --           202
                                                                    -------        ------
                                                                        575        $1,336
                                                                    -------        ======
               Less amount representing interest ............           (45)
                                                                    -------        ------
                                                                        530
               Less current portion .........................          (255)
                                                                    -------
               Long-term portion of capital lease obligations       $   275
                                                                    =======

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      Rent expense for the years ended June 30, 1998, 1997 and 1996 was $366,000, $371,000 and $366,000, respectively, and $1,812,000 for the period from inception through June 30, 1998. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid at June 30, 1998.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 (with respect to Directors) is hereby incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held on December 11, 1998, (the "Proxy Statement"). The required information concerning MANAGEMENT - Directors and Executive Officers is contained in Item 1, Part 1, of this Form 10-K under the caption "Directors and Executive Officers" on pages 29 through 31.

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

                                     PART IV

ITEM 14. FINANCIAL STATEMENT, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

      (a) 1.    FINANCIAL STATEMENTS

                See Index to Financial Statements under Item 8.

      (a) 2.    FINANCIAL STATEMENT SCHEDULES

                All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

      (b)       REPORTS ON FORM 8-K

                Not Applicable.

      (c)       EXHIBITS

                The following documents are referenced or included in this report.



EXHIBIT
 NUMBER                              DESCRIPTION
-------                              -----------

3.1           Restated Certificate of Incorporation of the Company (Incorporated
              by reference to exhibit of the same number to the Annual Report on
              Form 10-K for the fiscal year ended June 30, 1997) . . . . . . . .

3.2           Amended and Restated Bylaws of the Company (Incorporated by
              reference to Exhibit 3.2 to the Company's Registration Statement
              on Form S-1, Commission File No. 33-96048) . . . . . . . . . . . .

3.3           Certificate of Designation of Series A Junior Participating
              Preferred Stock of the Company (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997) . . . . . . . . . . . . . . .

4.1           Amended and Restated Investors' Rights Agreement between the
              Company and the investors specified therein dated July 31, 1995
              (Incorporated by reference to Exhibit 4.1 to the Company's
              Registration Statement on Form S-1, Commission File No. 33-96048)

4.2           Specimen Certificate of the Company's Common Stock (Incorporated
              by reference to Exhibit 4.2 to the Company's Registration
              Statement on Form S-1, Commission File No. 33-96048) . . . . . . .

10.1          Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference to
              Exhibit 10.1 to the Company's Registration Statement on Form S-1,
              Commission File No. 33-96048) . . . . . . . . . . . . . . . . . .

10.2 Series C Stock Purchase Agreement dated as of June 13, 1994, between the Company and the investors specified therein
              (Incorporated by reference to Exhibit 10.4 to the Company's
              Registration Statement on Form S-1, Commission File No. 33-96048)

10.3          Investment Agreement dated as of July 31, 1995, between the
              Company and the investors specified therein (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement
              on Form S-1, Commission File No. 33-96048) . . . . . . . . . . . .

10.4          Form of Series C Preferred Stock Purchase Warrant dated as of July
              31, 1995, issued by the Company to the investors listed on
              Schedule A thereto (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Commission File
              No. 33-96048) . . . . . . . . . . . . . . . . . . . . . . . . . .

10.5          Master Lease and Warrant Agreements entered into between the
              Company and Comdisco, Inc., dated as of July 22, 1992, July 30,
              1992, March 31, 1993, June 24, 1993, and October 3, 1994,
              respectively (Incorporated by reference to Exhibit 10.7 to the
              Company's Registration Statement on Form S-1, Commission File No.
              33-96048) . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.6*         Patent License Agreement entered into between the Company and The
              University of Texas, Austin dated entered into on or about July 1, 1991 (Incorporated by reference to Exhibit 10.8 to the Company's
              Registration Statement on Form S-1, Commission File No. 33-96048)

10.7*         Patent License Agreement entered into between the Company and The
              University of Texas, Dallas dated as of July 1, 1992, as amended by the Patent License Agreement dated May 27, 1993 (Incorporated by reference to Exhibit 10.9 to the Company's Registration
              Statement on Form S-1, Commission File No. 33-96048) . . . . . . .

EXHIBIT
 NUMBER                              DESCRIPTION
-------                              -----------
10.8*         Patent License Agreement entered into between the Company and
              Stuart W. Young dated as of October 15, 1992 (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement
              on Form S-1, Commission File No. 33-96048) . . . . . . . . . . . .

10.9          Lease Agreement entered into between the Company and New England
              Mutual Life Insurance Company dated as of June 17, 1993, as amended on July 22, 1993, and as further amended on March 1, 1994
              (Incorporated by reference to Exhibit 10.11 to the Company's
              Registration Statement on Form S-1, Commission File No. 33-96048)

10.10         Supply Agreement entered into between the Company and Glaxo
              Wellcome Company. (f/k/a Burroughs Wellcome Co.) dated as of March
              1, 1995 (Incorporated by reference to Exhibit 10.14 to the
              Company's Registration Statement on Form S-1, Commission File No.
              33-96048) . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.11*        License Agreement entered into between the Company and Cook,
              Incorporated, dated as of April 4, 1995 (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form
              S-1, Commission File No. 33-96048) . . . . . . . . . . . . . . . .

10.12*        License and Supply Agreement entered into between the Company and
              E-Z-EM, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form
              S-1, Commission File No. 33-96048) . . . . . . . . . . . . . . . .

10.13         The Company's 1995 Stock Option Plan (Incorporated by reference to
              Exhibit 99.1 to the Company's Registration Statement on Form S-8,
              Commission File No. 333-52881) . . . . . . . . . . . .

10.14         The Company's 1995 Non-Employee Directors' Stock Option Plan
              (Incorporated by reference to Exhibit 99.7 to the Company's
              Registration Statement on Form S-8, Commission File No. 33-98514)

10.15         The Company's Employee Stock Purchase Plan (Incorporated by
              reference to Exhibit 99.7 to the Company's Registration Statement
              on Form S-8, Commission File No. 333-52881) . . . . . . . . . .

10.16         Employment Agreement entered into between the Company and Richard
              A. Miller, M.D. dated as of June 10, 1992 (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement
              on Form S-1, Commission File No. 33-96048) . . . . . . . . . . . .

10.17         Employment Agreement entered into between the Company and Marc L.
              Steuer dated as of October 31, 1994 (Incorporated by reference to
              Exhibit 10.20 to the Company's Registration Statement on Form S-1,
              Commission File No. 33-96048) . . . . . . . . . . . . . . . . . .

10.18         Employment Agreement entered into between the Company and William
              C. Dow, Ph.D., dated as of May 20, 1992, as amended by a letter agreement dated July 8, 1992 (Incorporated by reference to Exhibit
              10.21 to the Company's Registration Statement on Form S-1,
              Commission File No. 33-96048) . . . . . . . . . . . . . . . . . .

10.19         Employment Agreement entered into between the Company and Stuart
              W. Young, M.D. dated as of April 19, 1993 (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement
              on Form S-1, Commission File No. 33-96048) . . . . . . . . . . . .

10.20         Promissory Notes issued by the Company to Stuart W. Young, M.D.
              dated as of September 1994 and April 1995, in the amounts of
              $65,000 and $30,000, respectively (Incorporated by reference to
              Exhibit 10.24 to the Company's Registration Statement on Form S-1,
              Commission File No. 33-96048) . . . . . . . . . . . . . . . . . .

10.21*        Master Process Development and Supply Agreement dated September 6,
              1996 entered into between the Company and Hoechst Celanese
              Corporation (Incorporated by reference to exhibit of the same number to the . . . . . . . . . . . . . . . . . . . . . . . . . .

10.22         Annual Report on Form 10-K for the fiscal year ended June 30,
              1996) Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (Incorporated by reference to
              Exhibit 99.2 to the Company's Registration Statement on Form S-8,
              Commission File No. 33-98514) . . . . . . . . . . . . . . . . . .

10.23         Form of Stock Option Agreement (Incorporated by reference to
              Exhibit 99.3 to the Company's Registration Statement on Form S-8,
              Commission File No. 333-52881)  . . . . . . . . . . . . . . . . .

10.24         Form of Addendum to Stock Option Agreement (Limited Stock
              Appreciate Right) (Incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8, Commission File
              No. 333-52881)  . . . . . . . . . . . . . . . . . . . . . . . . .

EXHIBIT
 NUMBER                              DESCRIPTION
-------                              -----------
10.25         Form of Addendum to Stock Option Agreement (Special Tax Election)
              (Incorporated by reference to Exhibit 99.5 to the Company's
              Registration Statement on Form S-8, Commission File No. 33-98514)

10.26         Form of Addendum to Stock Option Agreement (Involuntary
              Termination following Change in Control) (Incorporated by
              reference to Exhibit 99.6 to the Company's Registration Statement
              on Form S-8, Commission File No. 33-98514) . . . . . . . . . . . .

10.27         Form of Notice of Grant of Automatic Stock Option (Initial Grant)
              (Incorporated by reference to Exhibit 99.8 to the Company's
              Registration Statement on Form S-8, Commission File No. 33-98514)

10.28         Form of Notice of Grant of Automatic Stock Option (Annual Grant)
              (Incorporated by reference to Exhibit 99.9 to the Company's
              Registration Statement on Form S-8, Commission File No. 33-98514)


10.29         Form of Non-Employee Director Stock Option Agreement (Incorporated
              by reference to Exhibit 99.10 to the Company's Registration
              Statement on Form S-8, Commission File No. 33-98514) . . . . . . .

10.30         Form of Employee Stock Purchase Plan Enrollment/Change Form
              (Incorporated by reference to Exhibit 99.12 to the Company's
              Registration Statement on Form S-8, Commission File No. 33-98514)

10.31         Form of Stock Purchase Agreement (Incorporated by reference to
              Exhibit 99.13 to the Company's Registration Statement on Form S-8,
              Commission File No. 33-98514) . . . . . . . . . . . . . . . . . .

10.32         Form of Special Officer Participation Form (Incorporated by
              reference to Exhibit 99.14 to the Company's Registration Statement
              on Form S-8, Commission File No. 33-98514) . . . . . . . . . . . .

10.33 Common Stock Purchase Agreement dated November 11,1996, by and among the Company and the persons listed on Schedule 1 thereto
              (Incorporated by reference to Exhibit 10.1 to the Company's
              Registration Statement on Form S-1, Commission File No. 333-22747)

10.34 Common Stock Purchase Agreement dated February 21, 1997, by and among the Company and the persons listed on Schedule 1 thereto
              (Incorporated by reference to Exhibit 10.1 to the Company's
              Registration Statement on Form S-1, Commission File No. 333-22747)

10.35         Form of Severance Agreement between the Company and certain executive officers (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended September 30, 1997) . . . . . . . . . . . . . . . . . . . .

10.36*        Development, License and Commercialization Agreement, dated
              October 17, 1997, by and between the Company and Nycomed Imaging
              AS (Incorporated by reference to exhibit of the same number to the
              Quarterly report on Form 10-Q for the quarter ended September 30,
              1997) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.37         Employment Agreement, dated October 14, 1997, by and between the
              Company and Michael J. Hensley, M.D. (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended September 30, 1997) . . . . . . . . . . . .

10.38         Employment Agreement, dated December 18, 1997, by and between the
              Company and Leiv Lea (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended March 31, 1998) . . . . . . . . . . . . . . . . . . . . . .

10.39*        Evaluation and License Agreement, dated December 16, 1997, by and between Alcon Laboratories, Inc. (Incorporated by reference to
              Exhibit 10.1 to the Company's Registration Statement on Form S-3,
              Commission File No. 333-43621)  . . . . . . . . . . . . . . . . .

10.40         Employment agreement, dated March 11, 1998, by and between the
              Company and David A. Lowin . . . . . . . . . . . . . . . . . . . .

10.41         Employment agreement, dated May 28, 1998, by and between the
              Company and Hugo Madden . . . . . . . . . . . . . . . . . . . . .

10.42+        Development and Supply Agreement dated June 16, 1998 entered into between the Company and Abbott Laboratories Inc. . . . . . . . . .

23.1          Consent of Independent Accountants . . . . . . . . . . . . . . . .

24.1          Power of Attorney (see page 61) . . . . . . . . . . . . . . . . .

27            Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .


----------------

* Confidential treatment has been granted as to certain portions of this agreement.

+ Confidential treatment has been requested as to certain portions of this agreement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 24 , 1998
                                      PHARMACYCLICS, INC.

                                      By:  /s/  RICHARD A. MILLER, M.D.
                                         -------------------------------------
                                                Richard A. Miller, M.D.
                                         President and Chief Executive Officer

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Richard A. Miller and Marc
L. Steuer, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and very act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of the, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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


                 SIGNATURE                                         TITLE                                       DATE
                 ---------                                         -----                                       ----
         /s/ RICHARD A. MILLER, M.D.               President and Chief Executive Officer and           September 24, 1998
--------------------------------------------       Director  (Principal Executive Officer)
           Richard A. Miller, M.D.


             /s/ MARC L. STEUER                    Senior Vice President, Business Development         September 24, 1998
--------------------------------------------       and Chief Financial Officer  (Principal
               Marc L. Steuer                      Financial Officer)


                /s/ LEIV LEA                       Vice President, Finance and Administration          September 24, 1998
--------------------------------------------       (Principal Accounting Officer)
                  Leiv Lea


             /s/ THOMAS D. KILEY                   Director                                            September 24, 1998
--------------------------------------------
               Thomas D. Kiley


             /s/ JOSEPH S. LACOB                   Director                                            September 24, 1998
--------------------------------------------
               Joseph S. Lacob


            /s/ BRIAN A. MARKISON                  Director                                            September 24, 1998
--------------------------------------------
              Brian A. Markison


            /s/ JOSEPH C. SCODARI                  Director                                            September 24, 1998
--------------------------------------------
              Joseph C. Scodari


             /s/ CRAIG C. TAYLOR                   Director                                            September 24, 1998
--------------------------------------------
               Craig C. Taylor

                                  EXHIBIT INDEX


EXHIBIT
 NUMBER                              DESCRIPTION
-------                              -----------
3.1           Restated Certificate of Incorporation of the Company
              (Incorporated by reference to exhibit of same number to
              the Annual Report on Form 10-K for the fiscal year ended
              June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . .

3.2           Amended and Restated Bylaws of the Company (Incorporated by
              reference to Exhibit 3.2 to the Company's Registration Statement
              on Form S-1, Commission File No. 33-96048) . . . . . . . . . . . .

3.3           Certificate of Designation of Series A Junior Participating
              Preferred Stock of the Company (Incorporated by reference to exhibit of same number to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997  . . . . . . . . . . . . . . . . .

4.1           Amended and Restated Investors' Rights Agreement between the
              Company and the investors specified therein dated July 31, 1995
              (Incorporated by reference to Exhibit 4.1 to the Company's
              Registration Statement on Form S-1, Commission File No. 33-96048)

4.2           Specimen Certificate of the Company's Common Stock (Incorporated
              by reference to Exhibit 4.2 to the Company's Registration
              Statement on Form S-1, Commission File No. 33-96048) . . . . . . .

10.1          Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference to
              Exhibit 10.1 to the Company's Registration Statement on Form S-1,
              Commission File No. 33-96048) . . . . . . . . . . . . . . . . . .

10.2 Series C Stock Purchase Agreement dated as of June 13, 1994, between the Company and the investors specified therein
              (Incorporated by reference to Exhibit 10.4 to the Company's
              Registration Statement on Form S-1, Commission File No. 33-96048)

10.3          Investment Agreement dated as of July 31, 1995, between the
              Company and the investors specified therein (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement
              on Form S-1, Commission File No. 33-96048) . . . . . . . . . . . .

10.4          Form of Series C Preferred Stock Purchase Warrant dated as of July
              31, 1995, issued by the Company to the investors listed on
              Schedule A thereto (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Commission File
              No. 33-96048) . . . . . . . . . . . . . . . . . . . . . . . . . .

10.5          Master Lease and Warrant Agreements entered into between the
              Company and Comdisco, Inc., dated as of July 22, 1992, July 30,
              1992, March 31, 1993, June 24, 1993, and October 3, 1994,
              respectively (Incorporated by reference to Exhibit 10.7 to the
              Company's Registration Statement on Form S-1, Commission File No.
              33-96048) . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.6*         Patent License Agreement entered into between the Company and The
              University of Texas, Austin dated entered into on or about July 1, 1991 (Incorporated by reference to Exhibit 10.8 to the Company's
              Registration Statement on Form S-1, Commission File No. 33-96048)

10.7*         Patent License Agreement entered into between the Company and The
              University of Texas, Dallas dated as of July 1, 1992, as amended by the Patent License Agreement dated May 27, 1993 (Incorporated by reference to Exhibit 10.9 to the Company's Registration
              Statement on Form S-1, Commission File No. 33-96048) . . . . . . .

EXHIBIT
 NUMBER                              DESCRIPTION
-------                              -----------
10.8*         Patent License Agreement entered into between the Company and
              Stuart W. Young dated as of October 15, 1992 (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement
              on Form S-1, Commission File No. 33-96048) . . . . . . . . . . . .

10.9          Lease Agreement entered into between the Company and New England
              Mutual Life Insurance Company dated as of June 17, 1993, as amended on July 22, 1993, and as further amended on March 1, 1994
              (Incorporated by reference to Exhibit 10.11 to the Company's
              Registration Statement on Form S-1, Commission File No. 33-96048)

10.10         Supply Agreement entered into between the Company and Glaxo
              Wellcome Company. (f/k/a Burroughs Wellcome Co.) dated as of March
              1, 1995 (Incorporated by reference to Exhibit 10.14 to the
              Company's Registration Statement on Form S-1, Commission File No.
              33-96048) . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.11*        License Agreement entered into between the Company and Cook,
              Incorporated, dated as of April 4, 1995 (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form
              S-1, Commission File No. 33-96048) . . . . . . . . . . . . . . . .

10.12*        License and Supply Agreement entered into between the Company and
              E-Z-EM, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form
              S-1, Commission File No. 33-96048) . . . . . . . . . . . . . . . .

10.13         The Company's 1995 Stock Option Plan (Incorporated by reference to
              Exhibit 99.1 to the Company's Registration Statement on Form S-8,
              Commission File No. 333-52881) . . . . . . . . . . . . . . . . . .

10.14         The Company's 1995 Non-Employee Directors' Stock Option Plan
              (Incorporated by reference to Exhibit 99.7 to the Company's
              Registration Statement on Form S-8, Commission File No. 33-98514)

10.15         The Company's Employee Stock Purchase Plan (Incorporated by
              reference to Exhibit 99.7 to the Company's Registration Statement
              on Form S-8, Commission File No. 333-52881)  . . . . . . . . . . .

10.16         Employment Agreement entered into between the Company and Richard
              A. Miller, M.D. dated as of June 10, 1992 (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement
              on Form S-1, Commission File No. 33-96048) . . . . . . . . . . . .

10.17         Employment Agreement entered into between the Company and Marc L.
              Steuer dated as of October 31, 1994 (Incorporated by reference to
              Exhibit 10.20 to the Company's Registration Statement on Form S-1,
              Commission File No. 33-96048) . . . . . . . . . . . . . . . . . .

10.18         Employment Agreement entered into between the Company and William
              C. Dow, Ph.D., dated as of May 20, 1992, as amended by a letter agreement dated July 8, 1992 (Incorporated by reference to Exhibit
              10.21 to the Company's Registration Statement on Form S-1,
              Commission File No. 33-96048) . . . . . . . . . . . . . . . . . .

10.19         Employment Agreement entered into between the Company and Stuart
              W. Young, M.D. dated as of April 19, 1993 (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement
              on Form S-1, Commission File No. 33-96048) . . . . . . . . . . . .

10.20         Promissory Notes issued by the Company to Stuart W. Young, M.D.
              dated as of September 1994 and April 1995, in the amounts of
              $65,000 and $30,000, respectively (Incorporated by reference to
              Exhibit 10.24 to the Company's Registration Statement on Form S-1,
              Commission File No. 33-96048) . . . . . . . . . . . . . . . . . .

10.21*        Master Process Development and Supply Agreement dated September 6,
              1996 entered into between the Company and Hoechst Celanese
              Corporation (Incorporated by reference to exhibit of the same number to the . . . . . . . . . . . . . . . . . . . . . . . . . .

10.22         Annual Report on Form 10-K for the fiscal year ended June 30,
              1996) Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (Incorporated by reference to
              Exhibit 99.2 to the Company's Registration Statement on Form S-8,
              Commission File No. 33-98514) . . . . . . . . . . . . . . . . . .

10.23         Form of Stock Option Agreement (Incorporated by reference to
              Exhibit 99.3 to the Company's Registration Statement on Form S-8,
              Commission File No. 333-52881)  . . . . . . . . . . . . . . . . .

10.24         Form of Addendum to Stock Option Agreement (Limited Stock
              Appreciate Right) (Incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8, Commission File
              No. 333-52881)  . . . . . . . . . . . . . . . . . . . . . . . . .

EXHIBIT
 NUMBER                              DESCRIPTION
-------                              -----------
10.25         Form of Addendum to Stock Option Agreement (Special Tax Election)
              (Incorporated by reference to Exhibit 99.5 to the Company's
              Registration Statement on Form S-8, Commission File No. 33-98514)

10.26         Form of Addendum to Stock Option Agreement (Involuntary
              Termination following Change in Control) (Incorporated by
              reference to Exhibit 99.6 to the Company's Registration Statement
              on Form S-8, Commission File No. 33-98514) . . . . . . . . . . . .

10.27         Form of Notice of Grant of Automatic Stock Option (Initial Grant)
              (Incorporated by reference to Exhibit 99.8 to the Company's
              Registration Statement on Form S-8, Commission File No. 33-98514)

10.28         Form of Notice of Grant of Automatic Stock Option (Annual Grant)
              (Incorporated by reference to Exhibit 99.9 to the Company's
              Registration Statement on Form S-8, Commission File No. 33-98514)

10.29         Form of Non-Employee Director Stock Option Agreement (Incorporated
              by reference to Exhibit 99.10 to the Company's Registration
              Statement on Form S-8, Commission File No. 33-98514) . . . . . . .

10.30         Form of Employee Stock Purchase Plan Enrollment/Change Form
              (Incorporated by reference to Exhibit 99.12 to the Company's
              Registration Statement on Form S-8, Commission File No. 33-98514)

10.31         Form of Stock Purchase Agreement (Incorporated by reference to
              Exhibit 99.13 to the Company's Registration Statement on Form S-8,
              Commission File No. 33-98514) . . . . . . . . . . . . . . . . . .

10.32         Form of Special Officer Participation Form (Incorporated by
              reference to Exhibit 99.14 to the Company's Registration Statement
              on Form S-8, Commission File No. 33-98514) . . . . . . . . . . . .

10.33 Common Stock Purchase Agreement dated November 11,1996, by and among the Company and the persons listed on Schedule 1 thereto
              (Incorporated by reference to Exhibit 10.1 to the Company's
              Registration Statement on Form S-1, Commission File No. 333-22747)

10.34 Common Stock Purchase Agreement dated February 21, 1997, by and among the Company and the persons listed on Schedule 1 thereto
              (Incorporated by reference to Exhibit 10.1 to the Company's
              Registration Statement on Form S-1, Commission File No. 333-22747)

10.35         Form of Severance Agreement between the Company and certain executive officers (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended September 30, 1997) . . . . . . . . . . . . . . . . . . . .

10.36*        Development, License and Commercialization Agreement, dated
              October 17, 1997, by and between the Company and Nycomed Imaging
              AS (Incorporated by reference to exhibit of the same number to the
              Quarterly report on Form 10-Q for the quarter ended September 30,
              1997) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.37         Employment Agreement, dated October 14, 1997, by and between the
              Company and Michael J. Hensley, M.D. (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended September 30, 1997) . . . . . . . . . . . .

10.38         Employment Agreement, dated December 18, 1997, by and between the
              Company and Leiv Lea (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended March 31, 1998) . . . . . . . . . . . . . . . . . . . . . .

10.39*        Evaluation and License Agreement, dated December 16, 1997, by and between Alcon Laboratories, Inc. (Incorporated by reference to
              Exhibit 10.1 to the Company's Registration Statement on Form S-3,
              Commission File No. 333-43621) . . . . . . . . . . . . . . . . . .

10.40         Employment agreement, dated March 11, 1998, by and between the
              Company and David A. Lowin . . . . . . . . . . . . . . . . . . . .

10.41         Employment agreement, dated May 28, 1998, by and between the
              Company and Hugo Madden . . . . . . . . . . . . . . . . . . . . .

10.42+        Development and Supply Agreement dated June 16, 1998 entered into between the Company and Abbott Laboratories Inc. . . . . . . . . .

23.1          Consent of Independent Accountants . . . . . . . . . . . . . . . .

24.1          Power of Attorney (see page 61) . . . . . . . . . . . . . . . . .

27            Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .


----------------

* Confidential treatment has been granted as to certain portions of this agreement.

+ Confidential treatment has been requested as to certain portions of this agreement.