Form 10-Q
period 1998-09-30
PHARMACYCLICS INC
filed 1998-11-12
CIK 949699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___ to ___

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

Yes X   No____


As of September 30, 1998, there were 12,375,354 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.



This quarterly report on Form 10-Q consists of 22 pages of which this is page 1. The Exhibit Index is located at page 21.

                               PHARMACYCLICS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART   I.  FINANCIAL INFORMATION                                                                                PAGE NUMBER
----   --  ---------------------                                                                                -----------

           Item 1.      Financial Statements (unaudited)

                        Condensed Balance Sheet as of September 30, 1998 and June 30, 1998 ....................     3

                        Condensed Statement of Operations for the three months ended September 30, 1998
                            and 1997 ..........................................................................     4

                        Condensed Statement of Cash Flows for the three months ended September 30, 1998
                            and 1997 ..........................................................................     5

                        Notes to Condensed Financial Statements ...............................................     6

           Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                            Operations and Factors that May Affect Future Operating Results ...................     8



PART  II.  OTHER INFORMATION

           Item 1.      Legal Proceedings .....................................................................    21

           Item 2.      Changes in Securities .................................................................    21

           Item 3.      Defaults Upon Senior Securities .......................................................    21

           Item 4.      Submission of Matters to a Vote of Security Holders ...................................    21

           Item 5.      Other information .....................................................................    21

           Item 6.      Exhibits and Reports on Form 8-K ......................................................    21

SIGNATURES ....................................................................................................   22


                                     [LOGO]

PHARMACYCLICS(R), the "pentadentate" logo, GADOLITE(R), XCYTRIN(TM), ANTRIN(TM), LUTRIN(TM), and OPTRIN(TM) are trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART   I.  FINANCIAL INFORMATION

ITEM   1.  FINANCIAL STATEMENTS

                               PHARMACYCLICS, INC.
                          (a development stage company)
                             CONDENSED BALANCE SHEET
                            (unaudited; in thousands)

                                                              September 30,        June 30,
                                                                 1998                1998
                                                              ------------         ---------
ASSETS

      Current assets:

         Cash and cash equivalents                             $  11,110           $  13,456

         Short-term investments                                   27,207              23,189

         Accounts receivable                                         164                 166

         Prepaid expenses and other current assets                   286                 166
                                                               ---------           ---------

                Total current assets                              38,767              36,977

      Long-term investments                                       28,277              33,736

      Property and equipment, net                                  2,252               2,253

      Other assets                                                    53                  53
                                                               ---------           ---------

                                                               $  69,349           $  73,019
                                                               =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:

         Accounts payable                                      $   3,427           $   3,377

         Accrued liabilities                                         387                 432

         Current portion of capital lease obligations                235                 255
                                                               ---------           ---------

                Total current liabilities                          4,049               4,064

      Capital lease obligations                                      220                 275

      Deferred rent                                                   28                  39
                                                               ---------           ---------

                Total liabilities                                  4,297               4,378
                                                               ---------           ---------

      Stockholders' equity:

         Preferred stock                                              --                  --

         Common stock                                                  1                   1

         Additional paid-in capital                              116,607             116,531

         Other                                                       310                  --

         Deficit accumulated during development stage            (51,866)            (47,891)
                                                               ---------           ---------

                Total stockholders' equity                        65,052              68,641
                                                               ---------           ---------

                                                               $  69,349           $  73,019
                                                               =========           =========



   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF OPERATIONS
                (unaudited; in thousands, except per share data)


                                                                   Three Months Ended
                                                                     September 30,
                                                               ---------------------------
                                                                 1998               1997
                                                               --------           --------

Revenues:

      License and grant revenues                               $     --           $     --

      Contract revenue                                              235                 --
                                                               --------           --------

         Total revenues                                             235                 --
                                                               --------           --------

Operating expenses:

      Research and development                                    4,607              2,765

      General and administrative                                    559                388
                                                               --------           --------

         Total operating expenses                                 5,166              3,153
                                                               --------           --------

Loss from operations                                             (4,931)            (3,153)

Interest income, net                                                956                498
                                                               --------           --------

Net loss                                                       $ (3,975)          $ (2,655)
                                                               ========           ========


Basic and diluted net loss per share (Note 2)                  $  (0.32)          $  (0.26)
                                                               ========           ========

Shares used to compute basic and diluted net loss per
share
                                                                 12,335             10,117
                                                               ========           ========


   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF CASH FLOWS
                            (unaudited; in thousands)

                                                                                         Three Months Ended
                                                                                           September 30,
                                                                                     ---------------------------
                                                                                       1998               1997
                                                                                     --------           --------
Cash flows from operating activities:

Net loss                                                                             $ (3,975)          $ (2,655)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization                                                       206                203

      Write-down of equipment                                                              --                188

      Changes in assets and liabilities:

         Accounts receivable                                                                2                 --

         Prepaid expenses and other assets                                               (120)                14

         Accounts payable                                                                  50               (493)

         Accrued liabilities                                                              (45)               (13)

         Deferred rent                                                                    (11)               (10)
                                                                                     --------           --------

Net cash used in operating activities                                                  (3,893)            (2,766)
                                                                                     --------           --------

Cash flows from investing activities:

      Purchases of equipment                                                             (205)              (183)

      Purchases of investments                                                         (6,081)            (3,502)

      Proceeds from sale of investments                                                 7,832             11,933
                                                                                     --------           --------

Net cash provided by investing activities                                               1,546              8,248
                                                                                     --------           --------

Cash flows from financing activities:

      Payments under capital lease obligations                                            (75)              (261)

      Proceeds from sale of stock                                                          76                122
                                                                                     --------           --------

Net cash provided by (used in) financing activities                                         1               (139)
                                                                                     --------           --------

Net (decrease) increase in cash and cash equivalents                                   (2,346)             5,343

Cash and cash equivalents at the beginning of the period                               13,456             15,869
                                                                                     --------           --------

Cash and cash equivalents at the end of the period                                   $ 11,110           $ 21,212
                                                                                     ========           ========

Supplemental disclosure of cash flow information:

      Cash paid for interest                                                         $     12           $     33


   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the "Company" or "Pharmacyclics") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998 filed with the Securities and Exchange Commission on September 25, 1998.

The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 1999 or for any other future period.

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


NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of stock options and warrants (using the treasury stock method) and have been excluded from the computation of dilutive earnings per share because their effect is anti-dilutive.

                               PHARMACYCLICS, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - EQUITY

In February 1998, the Company sold 2,012,500 shares of its common stock at a price of $21.75 per share, which resulted in net proceeds to the Company of approximately $40,800,000. In February 1997, the Company completed a private placement of 862,190 shares of Common Stock at $19.05 per share for net proceeds of $16,300,000. In November 1996, the Company completed a private placement of 580,000 shares of Common Stock at $14.00 per share for net proceeds of $8,100,000. The Company filed and had declared effective on April 22, 1997, a registration statement on Form S-3 covering the resales of the securities purchased in both private placements.



NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Effective July 1998, Pharmacyclics adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income (loss), which are currently excluded from the results of operations, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities.

The Company's total comprehensive losses were as follows (in thousands):

                                                                  Three Months Ended
                                                                    September 30,
                                                               -------------------------
                                                                 1998              1997
                                                               -------           -------
Net loss                                                       $(3,975)          $(2,655)

Net unrealized gains on available-for-sale securities              310                --
                                                               -------           -------

Comprehensive net loss                                         $(3,665)          $(2,655)
                                                               =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS


In addition to historical information, this report contains predictions, estimates and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the factors, including those discussed in "Factors That May Affect Future Operating Results," elsewhere in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


OVERVIEW

Pharmacyclics is a pharmaceutical company developing energy-potentiating drugs to improve radiation therapy and chemotherapy of cancer, and to enable or improve the photodynamic therapy of certain cancers, atherosclerotic cardiovascular disease, and retinal diseases. The Company is currently in multicenter Phase III clinical trials with XCYTRIN(TM) (a gadolinium texaphyrin molecule also known as "Gd-Tex") as a radiation sensitizer to improve the efficacy of radiation therapy of brain metastases resulting from a variety of cancers, including those of the lung and breast. The Company has also initiated a Phase I clinical trial for ANTRIN(TM) photosensitizer to evaluate its safety and efficacy for photoangioplasty treatment of patients with atherosclerotic peripheral arterial disease. LUTRIN(TM) photosensitizer is in multicenter Phase II clinical trials to evaluate its safety and efficacy for use in the treatment of recurrent breast cancers to the chest wall, which are accessible to illumination by externally-applied light. The National Cancer Institute ("NCI") intends to conduct a minimum of nine Phase I clinical trials of XCYTRIN and a minimum of eight Phase I clinical trials of LUTRIN, each for a variety of additional cancer indications. In addition, the Company has conducted preclinical studies with OPTRIN(TM) photosensitizer for use in certain ophthalmic diseases, such as age-related macular degeneration ("ARMD"). In October 1997, the Company entered into a collaborative agreement with Nycomed Imaging A/S ("Nycomed") to sell and market LUTRIN for cancer therapy outside the United States, Canada and Japan. In December 1997, the Company entered into an evaluation and license agreement with Alcon Pharmaceuticals, Ltd. ("Alcon") under which Alcon acquired worldwide marketing rights to OPTRIN photosensitizer for ophthalmology indications. Alcon is conducting Phase I studies in patients with ARMD.

To date, the Company has devoted substantially all of its resources to research and development. No revenues have been derived from product sales, and the Company does not expect to receive product revenues for at least the next several years. The Company has incurred significant operating losses since its inception in 1991 and, as of September 30, 1998, had an accumulated deficit of approximately $51.9 million. The Company expects to continue to incur significant operating losses over the next several years as it continues to incur increasing costs of research and development, in addition to costs related to clinical trials and manufacturing activities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company's ability to achieve profitability is dependent upon its ability, alone or with others, to successfully complete the development of its products under development, and obtain required regulatory clearances and successfully manufacture and market these products.


RESULTS OF OPERATIONS

Revenues

Revenues were $235,000 for the period ended September 30, 1998 compared to no revenue for the three months ended September 30, 1997. Revenue in fiscal 1999 consisted of contract revenue associated with one of the Company's corporate collaboration agreements.

Research and Development

Research and development expenses increased $1,842,000 (67%) to $4,607,000 in the three months ended September 30, 1998 as compared to $2,765,000 in the three months ended September 30, 1997. This increase was mainly attributable to increased clinical trial costs, greater drug purchases and greater personnel costs. The Company expects research and development spending to increase over the next several years as product development, clinical trials and core research efforts continue to expand.


General and Administrative

General and administrative expenses increased $171,000 (44%) to $559,000 in the three months ended September 30, 1998 as compared to $388,000 in the three months ended September 30, 1997. This increase was primarily related to an increase in personnel and related expenses.


Interest Income, Net

Interest income, net increased $458,000 (92%) to $956,000 in the three months ended September 30, 1998 as compared to $498,000 in the three months ended September 30, 1997. The increase is primarily attributable to increased earnings from higher investment balances resulting from a public equity offering completed in February 1998.



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

As of September 30, 1998, the Company had approximately $66,594,000 in cash, cash equivalents and investments. Net cash used in operating activities of $3,893,000 during the three months ended September 30, 1998 resulted primarily from the net loss for the period. Net cash used in operating activities of $2,766,000 during the three months ended September 30, 1997 resulted primarily from the net loss for the period and a decrease in accounts payable, partially offset by noncash charges for depreciation expense and a write-down of equipment.

Cash provided by investing activities of $1,546,000 and $8,248,000 for the three months ended September 30, 1998 and 1997, respectively, consisted primarily of proceeds from the sale of investments, net of purchases. Net cash provided by financing activities of $1,000 for the three months ended September 30, 1998 consisted of proceeds from the sale of stock, offset by payments under capital lease obligations. Net cash used in financing activities of $139,000 for the three months ended September 30, 1997, consisted of payments under capital lease obligations, partially offset by proceeds from the sale of stock.

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

      Additionally, demands on the Company's clinical staff have been increasing and are expected to continue to increase as a result of later-stage clinical trials of its products in development and its monitoring of additional Phase I clinical trials of XCYTRIN and LUTRIN for various indications which are being funded by the NCI. There can be no assurance that the Company will be able to effectively oversee and monitor these multiple clinical trials. The Company's inability to effectively manage multiple concurrent clinical trials would result in increased costs or delays of the Company's clinical trials. There can be no assurance that the Company will be able to complete the necessary data and submit a new drug application ("NDA") as scheduled even if clinical trials are completed or that such application will be reviewed and cleared by the FDA in a timely manner, if at all.

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


HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

      The Company has incurred significant operating losses since its inception in April 1991 and, as of September 30, 1998, had an accumulated deficit of approximately $51.9 million. The Company expects to continue to incur significant operating losses over the next several years as it continues to incur increasing costs of research and development, in addition to increasing costs related to later stage clinical trials and manufacturing activities. The Company's ability to achieve profitability is dependent upon its ability, alone or with others, to successfully complete the development of its proposed products, obtain the required regulatory clearances and manufacture and market its proposed products. To date, the Company has not generated revenue from the commercial sale of its products and does not expect to receive any such revenue in the near future. All revenues to date have resulted primarily from non-refundable license, contract research and development and milestone payments and, to a lesser extent, funding from one government research grant.


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

      Manufacturers of drugs also are required to comply with the applicable FDA good manufacturing practices ("GMP") regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA, including unannounced inspection, and must be licensed before they can be used in commercial manufacturing of the Company's products. There can be no assurance that the Company or its present or future suppliers will be able to comply with the applicable GMP regulations and other FDA regulatory requirements.

      The Company may elect to seek approval of XCYTRIN and LUTRIN under the fast track ("Fast Track") provisions codified in the 1997 FDA Act. Significant uncertainty exists as to the extent to which such changes will result in accelerated review and approval. Further, the FDA has not made available comprehensive information with respect to the 1997 FDA Act and retains considerable discretion to determine eligibility for Fast Track review and approval. Accordingly, the FDA could employ such discretion to deny eligibility of XCYTRIN or LUTRIN as a candidate for Fast Track review or to require additional clinical trials or other information before approving either product. A determination that XCYTRIN or LUTRIN is not eligible for accelerated review or delays and additional expenses associated with generating a response to any such request for additional trials could have a material adverse effect on the Company.

      In addition to the drug approval requirements applicable to the Company's LUTRIN, ANTRIN and OPTRIN photosensitizer products for photodynamic therapy of certain cancers, atherosclerosis and ARMD, the Company or its collaborators will also need to obtain the approval of the FDA and other foreign regulatory authorities for the laser, light emitting diodes ("LEDs") or associated light delivery devices used in such treatments. Such device approval requires additional regulatory submissions both by the Company or its collaborators and by the manufacturers of such devices, which must include clinical data obtained from the use of such light delivery devices, and may result in additional delays or difficulties in obtaining approval for the use of LUTRIN, ANTRIN or OPTRIN as photosensitizers. Manufacturers of such light delivery devices currently are under no obligation to the Company to file or pursue such applications and any delay or refusal on their part to do so could have a material adverse affect on the Company.

      The Company submitted an NDA for its GADOLITE(R) oral suspension product in September 1995 and received an "approvable" letter in December 1996 which included a number of issues that must be addressed by the Company. The Company is in the process of addressing these issues, which also require resolution of current manufacturing uncertainties relating to GADOLITE. There can be no assurance that the FDA will decide that the NDA satisfies the criteria for approval. In 1996, the Company received approval from the Medicines Control Agency to market GADOLITE in the United Kingdom. In April 1998, the Company received approval from the Health Protection Branch of Health Canada to market GADOLITE in Canada. GADOLITE will not be marketed in Europe or Canada until product manufacturing and product stability issues are resolved. Although the process for regulatory approval in Western Europe is similar to that in the United States, there are numerous and sometimes unique risks associated with the approval of a marketing authorization in Europe. There can be no assurance that authorization to market GADOLITE in other member states would be granted under the European Union's mutual recognition procedure.

UNCERTAINTIES REGARDING PATENTS AND PROPRIETARY RIGHTS

      The Company believes its success depends upon, among other things, the Company's ability to protect its intellectual property position. The Company, therefore, aggressively pursues, prosecutes, protects and defends its patent applications, issued patents, trade secrets, and licensed patent and trade secret rights covering, e.g., compositions of matter, methods of use and synthetic methodology relating to its products under development. As of September 30, 1998, the Company owns or has licensed various rights to patents and pending applications in the U.S., Europe, Japan and elsewhere throughout the world. The issued U.S. patents expire between 2006 and 2016. There can be no assurance that the Company will have continued success in prosecuting its patent applications or that patents will issue in respect of those patent applications. Even if patents are issued and maintained, there can be no assurance that the patents are or will be of adequate scope to benefit the Company, or that any such patents would be upheld as valid and enforceable with respect to third parties.

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


DEPENDENCE UPON THIRD PARTIES

      The Company is dependent upon third parties for support in product development, manufacturing, marketing and distribution. Pursuant to its collaboration with Nycomed, the Company is dependent upon Nycomed for a portion of its LUTRIN development costs in the form of milestone payments, and for the commercialization, when and if LUTRIN is approved, of this product outside the United States, Canada and Japan. In the field of macular degeneration, the Company is dependent upon Alcon for preclinical and clinical studies, regulatory filings and sales and marketing of OPTRIN for ophthalmology indications worldwide. The Company has entered into agreements with E-Z-EM, Inc. and E-Z-EM, Ltd. (together "E-Z-EM") for sales, marketing and distribution of GADOLITE in Europe and North America. These agreements may be terminated by E-Z-EM, Alcon or Nycomed, respectively, at their election. There can be no assurance that any of these parties will fulfill their obligations in a manner that maximizes revenues for the Company. The failure by the Company to receive milestone payments or any reduction or discontinuance of efforts by the Company's partners or the termination of these alliances could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company is also dependent upon the NCI for the sponsoring and funding of certain of the clinical trials of the Company's XCYTRIN radiation sensitizer and LUTRIN photosensitizer products in development. There can be no assurance that the NCI will enlist support for all such trials or that it will continue its funding. If such trials are not supported by the NCI, the Company may be required to fund its own continuation of such trials or reduce the number of indications for which it would pursue clinical trials.

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

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE UPON CONTRACT MANUFACTURERS

      The Company must manufacture its products in commercial quantities either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. XCYTRIN, LUTRIN, ANTRIN and OPTRIN bulk drug substances are the subject of a manufacturing and supply agreement with Celanese. The Company does not have its own manufacturing facilities. Supply agreements are being negotiated with additional manufacturers who have the ability to manufacture, fill, label and package such additional necessary materials prior to commercial introduction of its products. There can be no assurance that the Company will be able to enter into additional supply agreements on commercially acceptable terms or with manufacturers who will be able to deliver supplies in appropriate quantity and quality to meet commercial demand or that third party manufacturers will perform their contractual obligations. Any failure by these third parties to supply the Company's or the NCI's requirements for clinical trial materials would have a material adverse effect upon the completion of such trials and could therefore have a material adverse effect on the Company.

           In September 1996, the Company entered into an agreement with Hoechst Celanese Corporation ("HCC"), a manufacturer of chemicals and pharmaceutical intermediates, for the process optimization, scale-up and supply of its texaphyrin-based products. In October 1997, the Agreement was assigned to Celanese, Ltd. ("Celanese"), in connection with HCC's corporate restructuring. The agreement presently grants Celanese exclusive worldwide manufacturing rights and requires Celanese to supply all of Pharmacyclics' requirements of XCYTRIN and lutetium texaphyrin drug substance for late-stage clinical and commercial use. During the fourth quarter of fiscal 1998, the Company received indications from Celanese, that due to a change in its business focus, Celanese wishes to reduce the scope of its obligations under the agreement. The Company and Celanese then initiated discussions aimed at possible modifications to the Agreement to allow the Company to purchase commercial material from additional sources while relieving Celanese of certain obligations under the agreement. The Company believes it is in its best interest to have multiple sources of drug substance and has commenced efforts to identify multiple additional sources of bulk drug substance. Such efforts are likely to consume time and expense and there can be no assurance that the Company will be successful in obtaining additional supplies of drug substance. Until such situation is resolved, the Company will be subject to uncertainties regarding the willingness or ability of Celanese or such additional suppliers to deliver bulk-drug substance for these products on a timely or commercially attractive basis. The Company is engaged in preliminary discussions with a number of manufacturers of parenteral products regarding process development and validation, filling, labeling and packaging of the finished dosage form of LUTRIN, ANTRIN and OPTRIN. A failure to successfully complete any such agreement could, if the Company could not locate alternate manufacturing capabilities, have a material adverse impact on the Company's business, financial condition and results of operations. Prior to regulatory approval of the Company's products under development, the Company intends to negotiate supply agreements with manufacturers who will have the ability to manufacture, fill, label and package such materials prior to commercial introduction of such products. There are, however, only a limited number of contract manufacturers that operate under current federal and state GMP regulations and are capable of manufacturing the Company's products. Accordingly, there can be no assurance that the Company will be able to enter into supply agreements on commercially acceptable terms with manufacturers or that the Company will enter into supply agreements with manufacturers who will be able to deliver supplies in appropriate quantity and quality to develop and commercialize its products. Any interruption of supply of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The medical indications for which the Company is developing its therapeutic products can also be treated, in the case of cancer, by surgery, radiation and chemotherapy, in the case of atherosclerosis, by surgery (e.g., bypass), angioplasty, atherectomy, the use of stents and drug therapy and in the case of ARMD by laser photocoagulation. These treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for cancer, atherosclerosis and ARMD could make such other therapies more efficacious or cost-effective than XCYTRIN, LUTRIN, ANTRIN or OPTRIN and could render the Company's technology noncompetitive or obsolete. Also, there can be no assurance that physicians will use XCYTRIN as a radiation sensitizer or chemosensitizer in cancer treatment, LUTRIN as a photosensitizer in cancer treatment, ANTRIN as a photosensitizer in photoangioplasty of atherosclerosis or OPTRIN as a photosensitizer in ARMD to replace or supplement established treatments for such diseases or that the therapeutic products the Company is developing will become competitive with current or future treatments. Further, some companies developing photodynamic therapy products are developing specialized light delivery devices for such products, which, when integrated with their product offering, may afford them a competitive advantage relative to the Company's strategy of sourcing such devices from third parties.

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

PART  II.    OTHER INFORMATION


Item   1.    Legal Proceedings
             None

Item   2.    Changes in Securities
             None

Item   3.    Defaults Upon Senior Securities
             None

Item   4.    Submission of Matters to a Vote of Security Holders
             None

Item   5.    Other Information
             None

Item   6.    Exhibits and Reports on Form 8-K

                 a.  Exhibits
                     27        Financial Data Schedule

                 b.  Reports on Form 8-K
                     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PHARMACYCLICS, INC.
                                        (Registrant)



Dated:  November 12, 1998               By: /s/  RICHARD A. MILLER, M.D.
                                           -------------------------------------
                                                 Richard A. Miller, M.D.
                                           President and Chief Executive Officer






Dated:  November 12, 1998               By: /s/  LEIV LEA
                                            ------------------------------------
                                                       Leiv Lea
                                            Vice President, Finance and
                                                    Administration

                               INDEX TO EXHIBITS


EXHIBITS
NUMBER                DESCRIPTION

27       FINANCIAL DATA SCHEDULE