Form 10-Q
period 1998-12-31
PHARMACYCLICS INC
filed 1999-02-12
CIK 949699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

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

Yes [X]   No [ ]

As of December 31, 1998, there were 12,385,836 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 24 pages of which this is page 1. The Exhibit Index is located at page 22.

                               PHARMACYCLICS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                        PAGE NUMBER

       Item 1.    Financial Statements (unaudited)

                  Condensed Balance Sheet as of December 31, 1998 and June 30, 1998.....  3

                  Condensed Statement of Operations for the three and six months ended December 31, 1998 and 1997...................................  4

                  Condensed Statement of Cash Flows for the six months
                     ended December 31, 1998 and 1997 ..................................  5

                  Notes to Condensed Financial Statements ..............................  6

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations and Factors that May Affect Future
                     Operating Results .................................................  8



PART II. OTHER INFORMATION

       Item 1.    Legal Proceedings .................................................... 21

       Item 2.    Changes in Securities ................................................ 21

       Item 3.    Defaults Upon Senior Securities ...................................... 21

       Item 4.    Submission of Matters to a Vote of Security Holders .................. 21

       Item 5.    Other Information .................................................... 21

       Item 6.    Exhibits and Reports on Form 8-K ..................................... 22

SIGNATURES ............................................................................  23





PHARMACYCLICS(R), the "pentadentate" logo [LOGO], GADOLITE(R), XCYTRIN(TM), ANTRIN(TM), LUTRIN(TM), and OPTRIN(TM) are trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PHARMACYCLICS, INC.
                          (a development stage company)
                             CONDENSED BALANCE SHEET
                            (unaudited; in thousands)

                                                             December 31,        June 30,
                                                               1998                1998
                                                             ---------           ---------
ASSETS

    Current assets:

       Cash and cash equivalents                             $   9,984           $  13,456

       Short-term investments                                   39,674              23,189

       Accounts receivable                                         360                 166

       Prepaid expenses and other current assets                   629                 166
                                                             ---------           ---------

           Total current assets                                 50,647              36,977

    Long-term investments                                       11,992              33,736

    Property and equipment, net                                  2,501               2,253

    Other assets                                                    53                  53
                                                             ---------           ---------

                                                             $  65,193           $  73,019
                                                             =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:

       Accounts payable                                      $   3,466           $   3,377

       Accrued liabilities                                         544                 432

       Current portion of capital lease obligations                225                 255
                                                             ---------           ---------

           Total current liabilities                             4,235               4,064

    Capital lease obligations                                      163                 275

    Deferred rent                                                   18                  39
                                                             ---------           ---------

           Total liabilities                                     4,416               4,378
                                                             ---------           ---------

    Stockholders' equity:

       Preferred stock                                              --                  --

       Common stock                                                  1                   1

       Additional paid-in capital                              116,901             116,531

       Other                                                        76                  --

       Deficit accumulated during development stage            (56,201)            (47,891)
                                                             ---------           ---------

           Total stockholders' equity                           60,777              68,641
                                                             ---------           ---------

                                                             $  65,193           $  73,019
                                                             =========           =========

   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF OPERATIONS
                (unaudited; in thousands, except per share data)


                                                      Three Months Ended                     Six Months Ended
                                                           December 31,                          December 31,
                                                    1998               1997               1998               1997
                                                  --------           --------           --------           --------

Revenues:

    License and grant revenues                    $     --           $  2,700           $     --           $  2,700

    Contract revenue                                   219                214                454                214
                                                  --------           --------           --------           --------

       Total revenues                                  219              2,914                454              2,914
                                                  --------           --------           --------           --------

Operating expenses:

    Research and development                         4,730              3,317              9,337              6,082

    General and administrative                         689                512              1,248                900
                                                  --------           --------           --------           --------

       Total operating expenses                      5,419              3,829             10,585              6,982
                                                  --------           --------           --------           --------

Loss from operations                                (5,200)              (915)           (10,131)            (4,068)

Interest income, net                                   865                472              1,821                970
                                                  --------           --------           --------           --------

Net loss                                          $ (4,335)          $   (443)          $ (8,310)          $ (3,098)
                                                  ========           ========           ========           ========


Basic and diluted net loss per share              $  (0.35)          $  (0.04)          $  (0.67)          $  (0.31)
                                                  ========           ========           ========           ========

Shares used to compute basic and diluted
 net loss per share                                 12,373             10,187             12,354             10,152
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

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF CASH FLOWS
                            (unaudited; in thousands)

                                                                       Six Months Ended
                                                                         December 31,
                                                                  ---------------------------
                                                                      1998               1997
                                                                  --------           --------
Cash flows from operating activities:

Net loss                                                          $ (8,310)          $ (3,098)

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                                      424                442

    Write-down of equipment                                             --                188

    Changes in assets and liabilities:

       Accounts receivable                                            (194)              (214)

       Prepaid expenses and other assets                              (463)                12

       Accounts payable                                                 89                147

       Accrued liabilities                                             112                 99

       Deferred rent                                                   (21)               (20)
                                                                  --------           --------

Net cash used in operating activities                               (8,363)            (2,444)
                                                                  --------           --------

Cash flows from investing activities:

    Purchases of property and equipment                               (672)              (245)

    Purchases of investments                                       (10,768)           (11,652)

    Proceeds from sale of investments                               16,103              3,596
                                                                  --------           --------

Net cash provided by (used in) investing activities                  4,663             (8,301)
                                                                  --------           --------

Cash flows from financing activities:

    Payments under capital lease obligations                          (142)              (574)

    Proceeds from sale of stock                                        370                244
                                                                  --------           --------

Net cash provided by (used in) financing activities                    228               (330)
                                                                  --------           --------

Net decrease in cash and cash equivalents                           (3,472)           (11,075)

Cash and cash equivalents at the beginning of the period            13,456             15,869
                                                                  --------           --------

Cash and cash equivalents at the end of the period                $  9,984           $  4,794
                                                                  ========           ========

Supplemental disclosure of cash flow information:

    Cash paid for interest                                        $     20           $     50


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

The results of operations for the six-months ended December 31, 1998 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 1999 or for any other future period.

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

                               PHARMACYCLICS, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - EQUITY

In February 1998, the Company sold 2,012,500 shares of its Common Stock in a public offering, at a price of $21.75 per share, which resulted in net proceeds to the Company of approximately $40,800,000. In February 1997, the Company completed a private placement of 862,190 shares of Common Stock at $19.05 per share for net proceeds of $16,300,000. In November 1996, the Company completed a private placement of 580,000 shares of Common Stock at $14.00 per share for net proceeds of $8,100,000. The Company filed and had declared effective on April 22, 1997, a registration statement on Form S-3 covering the resales of the securities purchased in both private placements.



NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Effective July 1998, Pharmacyclics adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in a year end financial statement that is displayed with the same prominence as other financial statements. Similar information should be provided in the notes to interim financial statements. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income
(loss), which are currently excluded from the results of operations, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities.

The Company's total comprehensive losses were as follows (in thousands):


                                                    Three Months Ended          Six Months Ended
                                                        December 31,               December 31,
                                                 -------------------------   ------------------------
                                                    1998          1997          1998          1997
                                                 -----------   -----------   ----------    ----------
Net loss                                         $   (4,335)   $     (443)   $  (8,310)    $  (3,098)

Net unrealized gains (losses) on
   available-for-sale securities                       (234)          ---           76           ---

                                                 -----------   -----------   ----------    ----------
Comprehensive net loss                           $   (4,569)   $     (443)   $  (8,234)    $  (3,098)
                                                 ===========   ===========   ==========    ==========

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


OVERVIEW

Pharmacyclics is a pharmaceutical company developing energy-potentiating drugs to improve radiation therapy and chemotherapy of cancer, and to enable or improve the photodynamic therapy of certain cancers, atherosclerotic cardiovascular disease, and retinal diseases. The Company is currently in multicenter Phase III clinical trials with XCYTRIN(TM) (a gadolinium texaphyrin molecule also known as "Gd-Tex") as a radiation sensitizer to improve the efficacy of radiation therapy of brain metastases resulting from a variety of cancers, including those of the lung and breast. The Company is conducting a Phase I clinical trial for ANTRIN(TM) photosensitizer to evaluate its safety and efficacy for photoangioplasty treatment of patients with atherosclerotic peripheral arterial disease. LUTRIN(TM) photosensitizer is in multicenter Phase II clinical trials to evaluate its safety and efficacy for use in the treatment of recurrent breast cancers to the chest wall, which are accessible to illumination by externally-applied light. The National Cancer Institute ("NCI") intends to conduct several Phase I clinical trials of XCYTRIN and several Phase I clinical trials of LUTRIN, each for a variety of additional cancer indications. In addition, the Company has conducted preclinical studies with OPTRIN(TM) photosensitizer for use in certain ophthalmic diseases, such as age-related macular degeneration ("ARMD"). In October 1997, the Company entered into a collaborative agreement with Nycomed Imaging A/S ("Nycomed") to sell and market LUTRIN for cancer therapy outside the United States, Canada and Japan. In December 1997, the Company entered into an evaluation and license agreement with Alcon Pharmaceuticals, Ltd. ("Alcon") under which Alcon obtained the right to conduct worldwide development, marketing and sales of OPTRIN photosensitizer for ophthalmology indications. Alcon is conducting Phase I studies in patients with ARMD.

To date, the Company has devoted substantially all of its resources to research and development. No revenues have been derived from product sales, and the Company does not expect to receive product revenues for at least the next several years. The Company has incurred significant operating losses since its inception in 1991 and, as of December 31, 1998, had an accumulated deficit of approximately $56.2 million. The Company expects to continue to incur significant operating losses over the next several years as it continues to incur increasing costs of research and development, in addition to costs related to clinical trials and manufacturing activities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company's ability to achieve profitability is dependent upon its ability, alone or with others, to successfully complete the development of its products under development, and obtain required regulatory clearances and successfully manufacture and market these products.


RESULTS OF OPERATIONS

Revenues

Revenues were $219,000 for the three-month period ended December 31, 1998, compared to $2,914,000 for the three-months ended December 31, 1997. Revenue in fiscal 1999 consisted of contract revenue associated with one of the Company's corporate collaboration agreements. Revenue in fiscal 1998 consisted of $2,700,000 of license fees related to non-refundable license payments received from the Company's two corporate collaboration agreements and $214,000 of contract research and development revenue. Revenues for the six-month period ended December 31, 1998 were $454,000 compared to $2,914,000 in the comparable fiscal 1998 period.

Research and Development

Research and development expenses for the three-months ended December 31, 1998, were $4,730,000 compared to $3,317,000 for the three-months ended December 31, 1997, which represents a 42.6% increase. For the six-months ended December 31, 1998 and 1997, research and development expenses were $9,337,000 and $6,082,000, respectively, or an increase of 53.5%. The increases in research and development expenses in both periods were mainly attributable to increased clinical trial costs, greater drug purchases and greater personnel costs. The Company expects research and development spending to increase further over the next several years as product development, clinical trials and core research efforts continue to expand.


General and Administrative

General and administrative expenses for the three-months ended December 31, 1998, were $689,000 compared to $512,000 for the three-months ended December 31, 1997, which represents a 34.6% increase. For the six-months ended December 31, 1998 and 1997, general and administrative expenses were $1,248,000 and $900,000, respectively, or an increase of 38.7%. The increase in both periods was primarily related to increases in personnel and related expenses.


Interest Income, Net

Interest income, net was $865,000 and $472,000 for the three-months ended December 31, 1998 and 1997, respectively, representing an increase of 83.3%. For the six-months ended December 31, 1998 and 1997, interest income, net was $1,821,000 and $970,000, respectively, or an increase of 87.7%. The increases were primarily attributable to increased earnings from higher investment balances resulting from a public equity offering completed in February 1998.



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

As of December 31, 1998, the Company had approximately $61,650,000 in cash, cash equivalents and investments. Net cash used in operating activities of $8,363,000 during the six-months ended December 31, 1998 resulted primarily from the net loss for the period. Net cash used in operating activities of $2,444,000 during the six-months ended December 31, 1997 resulted primarily from the net loss for the period and a decrease in accounts payable, partially offset by noncash charges for depreciation expense and a write-down of equipment.

Cash provided by investing activities of $4,663,000 for the six-months ended December 31, 1998, consisted primarily of proceeds from the sale of investments, net of purchases. Cash used in investing activities of $8,301,000 for the six-months ended December 31, 1997, consisted primarily of purchases of investments, net of proceeds from the sale of investments. Net cash provided by financing activities of $228,000 for the six months ended December 31, 1998 consisted of proceeds from the sale of stock, offset by payments under capital lease obligations. Net cash used in financing activities of $330,000 for the six months ended December 31, 1997, consisted of payments under capital lease obligations, partially offset by proceeds from the sale of stock.

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


HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

The Company has incurred significant operating losses since its inception in April 1991 and, as of December 31, 1998, had an accumulated deficit of approximately $56.2 million. The Company expects to continue to incur significant operating losses over the next several years as it continues to incur increasing costs of research and development, in addition to increasing costs related to later stage clinical trials and manufacturing activities. The Company's ability to achieve profitability is dependent upon its ability, alone or with others, to successfully complete the development of its proposed products, obtain the required regulatory clearances and manufacture and market its proposed products. To date, the Company has not generated revenue from the commercial sale of its products and does not expect to receive any such revenue in the near future. All revenues to date have resulted primarily from non-refundable license, contract research and development and milestone payments and, to a lesser extent, funding from one government research grant.


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


DEPENDENCE UPON THIRD PARTIES

The Company is dependent upon third parties for support in product development, manufacturing, marketing and distribution. Pursuant to its collaboration with Nycomed, the Company is dependent upon Nycomed for a portion of its LUTRIN development costs in the form of milestone payments, and for the commercialization, when and if LUTRIN is approved, of this product outside the United States, Canada and Japan. In the field of macular degeneration, the Company is dependent upon Alcon for preclinical and clinical studies, regulatory filings and sales and marketing of OPTRIN for ophthalmology indications worldwide. The Company has entered into agreements with E-Z-EM, Inc. and E-Z-EM, Ltd. (together "E-Z-EM") for sales, marketing and distribution of GADOLITE in Europe and North America. The respective agreements may be terminated by E-Z-EM, Alcon or Nycomed, at their election. There can be no assurance that any of these parties will fulfill their obligations in a manner that maximizes revenues for the Company. The failure by the Company to receive milestone payments or any reduction or discontinuance of efforts by the Company's partners or the termination of these alliances could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company has no expertise in the development of light sources and associated light delivery devices required for the Company's photoangioplasty and photodynamic therapy products under development. Successful development, manufacturing, approval and distribution of the Company's photosensitization products will require third party participation for the required light sources, associated light delivery devices and other equipment. The Company currently obtains lasers from Diomed, Inc.; LEDs from Quantum Devices, Inc.; and cylindrically diffusing light fibers from Rare Earth Medical on a purchase order basis, and such entities are under no obligation to continue to deliver light devices on an ongoing basis. Failure to maintain such relationships may require the Company to develop additional supply sources which may require additional regulatory approvals and could materially delay commercialization of the Company's LUTRIN and ANTRIN products under development. There can be no assurance that the Company will be able to establish or maintain relationships with other supply sources on a commercially reasonable basis, if at all, or that the enabling devices will receive regulatory approval for use in photoangioplasty or photodynamic therapy.

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE UPON CONTRACT MANUFACTURERS

The Company must manufacture its products in commercial quantities either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. XCYTRIN, LUTRIN, ANTRIN and OPTRIN bulk drug substances are the subject of a manufacturing and supply agreement with Celanese, Ltd. ("Celanese"), an affiliate of Hoechst Celanese Corporation ("HCC"). The Company does not have its own manufacturing facilities. Supply agreements are being negotiated with additional manufacturers who have the ability to manufacture, fill, label and package such additional necessary materials prior to commercial introduction of its products. There can be no assurance that the Company will be able to enter into additional supply agreements on commercially acceptable terms or with manufacturers who will be able to deliver supplies in appropriate quantity and quality to meet commercial demand or that third party manufacturers will perform their contractual obligations. Any failure by these third parties to supply the Company's or the NCI's requirements for clinical trial materials would have a material adverse effect upon the completion of such trials and could therefore have a material adverse effect on the Company.

In September 1996, the Company entered into an agreement with HCC, a manufacturer of chemicals and pharmaceutical intermediates, for the process optimization, scale-up and supply of the Company's texaphyrin-based products. In October 1997, HCC assigned its rights and obligations under that agreement to Celanese in connection with HCC's corporate restructuring. The agreement presently grants Celanese exclusive worldwide manufacturing rights and requires Celanese to supply all of Pharmacyclics' requirements of XCYTRIN and lutetium texaphyrin drug substance for late-stage clinical and commercial use. During the fourth quarter of fiscal 1998, the Company received indications from Celanese that, due to a change in its business focus, Celanese wishes to reduce the scope of its obligations under the agreement. The Company and Celanese then initiated discussions aimed at possible modifications to the Agreement to allow the Company to purchase commercial material from additional sources while relieving Celanese of certain obligations under the agreement. The Company believes it is in its best interest to have multiple sources of drug substance and has commenced efforts to identify multiple additional sources of bulk drug substance. Such efforts are likely to consume time and expense and there can be no assurance that the Company will be successful in obtaining additional supplies of drug substance. Until such situation is resolved, the Company will be subject to uncertainties regarding the willingness or ability of Celanese or such additional suppliers to deliver bulk-drug substance for these products on a timely or commercially attractive basis. The Company is engaged in discussions with a number of manufacturers of parenteral products regarding process development and validation, filling, labeling and packaging of the finished dosage form of LUTRIN, ANTRIN and OPTRIN. A failure to successfully complete any such agreement could, if the Company could not locate alternate manufacturing capabilities, have a material adverse impact on the Company's business, financial condition and results of operations. Prior to regulatory approval of the Company's products under development, the Company intends to negotiate supply agreements with manufacturers who will have the ability to manufacture, fill, label and package such materials prior to commercial introduction of such products. There are, however, only a limited number of contract manufacturers that operate under current federal and state GMP regulations and are capable of manufacturing the Company's products. Accordingly, there can be no assurance that the Company will be able to enter into supply agreements on commercially acceptable terms with manufacturers or that the Company will enter into supply agreements with manufacturers who will be able to deliver supplies in appropriate quantity and quality to develop and commercialize its products. Any interruption of supply of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PRODUCT LIABILITY EXPOSURE

The testing, manufacture, marketing and sale of the products under development by the Company entail an inherent risk that product liability claims will be asserted against the Company. Although the Company is insured against such risks up to $10,000,000 annual aggregate limit in connection with clinical trials and commercial sales of its products under development, there can be no assurance that the Company's present product liability insurance is adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations and may prevent the Company from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, there can be no assurance that product liability coverage will continue to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products developed by the Company. A product liability claim or recall would have a material adverse effect on the Company's business, financial condition and results of operations.

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

PARTII.  OTHER INFORMATION


Item  1. Legal Proceedings
         None

Item  2. Changes in Securities
         None

Item  3. Defaults Upon Senior Securities
         None

Item  4. Submission of Matters to a Vote of Security Holders

On December 11, 1998, at the Company's 1998 Annual Meeting of Stockholders, the following matters were submitted and voted on by stockholders and were adopted:

        A. The election of Joseph S. Lacob, Brian A. Markison, Richard A. Miller, Joseph C. Scodari and Craig C. Taylor by the stockholders to serve on the Board of Directors.

        The results of the vote are as follows:

                                       Total Vote for    Total Vote Withheld
                                       Each Director      from Each Director
                                       -------------     -------------------
           Joseph S. Lacob               10,609,612           57,450
           Brian A. Markison             10,609,612           57,450
           Richard A. Miller, M.D.       10,609,612           57,450
           Joseph C. Scodari             10,609,612           57,450
           Craig C. Taylor               10,609,612           57,450

        B. The amendment of the Company's 1995 Stock Option Plan in order to increase the total number of shares of common stock authorized for issuance over the term of the Plan by an additional 400,000 shares.

        The results of the vote are as follows:

           For            Against         Abstain
           ---            -------         -------
           7,800,473      2,853,125       13,474


        C. The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 30, 1999.

        The results of the vote are as follows:

           For            Against         Abstain
           ---            -------         -------
           10,615,477     43,065          8,520



Item  5. Other Information
         None

Item  6. Exhibits and Reports on Form 8-K

        a.      Exhibits

                27      Financial Data Schedule

        b.      Reports on Form 8-K

                Pharmacyclics filed a report on Form 8-K on December 23, 1998, relating to an amendment of its Rights Agreement, dated April 19, 1997, between the Company and BankBoston, N.A., the Rights Agent, to delete "continuing director" provisions throughout the Rights Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PHARMACYCLICS, INC.
                                    (Registrant)



Dated:  February 11, 1999           By:    /s/  RICHARD A. MILLER, M.D.
                                         ---------------------------------------
                                               Richard A. Miller, M.D.
                                         President and Chief Executive Officer






Dated:  February 11, 1999           By:            /s/  LEIV LEA
                                         ---------------------------------------
                                                      Leiv Lea
                                            Vice President, Finance and
                                              Administration and CFO

                                 Exhibit Index


Exhibits
Number              Description
------              -----------

27        Financial Data Schedule
