Form 10-Q
period 1999-03-31
PHARMACYCLICS INC
filed 1999-05-17
CIK 949699

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Yes [X]  No [ ]

As of March 31, 1999, there were 12,395,452 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 22 pages of which this is page 1. The Exhibit Index is located at page 21.

                               PHARMACYCLICS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                    PAGE NUMBER
                                                                                                    -----------
PART  I. FINANCIAL INFORMATION
        Item 1.  Financial Statements (unaudited)

                 Condensed Balance Sheet as of March 31, 1999 and June 30, 1998 ......................    3

                 Condensed Statement of Operations for the three and nine months ended
                     March 31, 1999 and 1998 .........................................................    4

                 Condensed Statement of Cash Flows for the nine months ended March 31, 1999 and
                     1998.............................................................................    5

                 Notes to Condensed Financial Statements .............................................    6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                     Operations and Factors that May Affect Future Operating Results .................    8

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings ...................................................................   21

        Item 2.  Changes in Securities ...............................................................   21

        Item 3.  Defaults Upon Senior Securities .....................................................   21

        Item 4.  Submission of Matters to a Vote of Security Holders .................................   21

        Item 5.  Other Information ...................................................................   21

        Item 6.  Exhibits and Reports on Form 8-K ....................................................   21

        SIGNATURES ...................................................................................   22

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

PART  I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                               PHARMACYCLICS, INC.
                          (a development stage company)
                             CONDENSED BALANCE SHEET
                            (unaudited; in thousands)

                                                           MARCH 31,        JUNE 30,
                                                             1999             1998
                                                          ----------       ----------
ASSETS

     Current assets:

        Cash and cash equivalents                         $    4,534       $   13,456

        Short-term investments                                45,460           23,189

        Accounts receivable                                      184              166

        Prepaid expenses and other current assets                416              166
                                                          ----------       ----------
              Total current assets                            50,594           36,977

     Long-term investments                                     6,840           33,736

     Property and equipment, net                               2,555            2,253

     Other assets                                                 53               53
                                                          ----------       ----------
                                                          $   60,042       $   73,019
                                                          ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:

        Accounts payable                                  $    3,548       $    3,377

        Accrued liabilities                                      517              432

        Current portion of capital lease obligations             222              255
                                                          ----------       ----------
              Total current liabilities                        4,287            4,064

     Capital lease obligations                                   109              275

     Deferred rent                                                12               39
                                                          ----------       ----------
              Total liabilities                                4,408            4,378
                                                          ----------       ----------

     Stockholders' equity:

        Preferred stock                                           --               --

        Common stock                                               1                1

        Additional paid-in capital                           116,976          116,531

        Other                                                     41               --

        Deficit accumulated during development stage         (61,384)         (47,891)
                                                          ----------       ----------
              Total stockholders' equity                      55,634           68,641
                                                          ----------       ----------
                                                          $   60,042       $   73,019
                                                          ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)

                        CONDENSED STATEMENT OF OPERATIONS
                (unaudited; in thousands, except per share data)


                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            MARCH 31,                 MARCH 31,
                                                     ---------------------     ---------------------
                                                       1999         1998         1999         1998
                                                     --------     --------     --------     --------
Revenues:

     License and grant revenues                      $     --     $     --     $     --     $  2,700

     Contract revenue                                     246          452          700          666
                                                     --------     --------     --------     --------
        Total revenues                                    246          452          700        3,366
                                                     --------     --------     --------     --------
Operating expenses:

     Research and development                           5,450        3,573       14,787        9,655

     General and administrative                           786          476        2,034        1,376
                                                     --------     --------     --------     --------
        Total operating expenses                        6,236        4,049       16,821       11,031
                                                     --------     --------     --------     --------

Loss from operations                                   (5,990)      (3,597)     (16,121)      (7,665)

Interest income, net                                      807          768        2,628        1,738
                                                     --------     --------     --------     --------
Net loss                                             $ (5,183)    $ (2,829)    $(13,493)    $ (5,927)
                                                     ========     ========     ========     ========
Basic and diluted net loss per share                 $  (0.42)    $  (0.25)    $  (1.09)    $  (0.56)
                                                     ========     ========     ========     ========
Shares used to compute basic and diluted net loss
per share                                              12,390       11,467       12,366       10,590
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

                               PHARMACYCLICS, INC.
                          (a development stage company)

                        CONDENSED STATEMENT OF CASH FLOWS
                            (unaudited; in thousands)

                                                                         NINE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                         1999           1998
                                                                       --------       --------
Cash flows from operating activities:

Net loss                                                               $(13,493)      $ (5,927)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                          677            619

     Write-down of equipment                                                 --            188

     Changes in assets and liabilities:

        Accounts receivable                                                 (18)          (592)

        Prepaid expenses and other current assets                          (250)             3

        Accounts payable                                                    171            867

        Accrued liabilities                                                  85             16

        Deferred rent                                                       (27)           (30)
                                                                       --------       --------
              Net cash used in operating activities                     (12,855)        (4,856)
                                                                       --------       --------
Cash flows from investing activities:

     Purchases of property and equipment                                   (979)          (403)

     Purchases of investments                                           (20,835)       (42,404)

     Proceeds from sale of investments                                   25,501         15,011
                                                                       --------       --------
              Net cash provided by (used in) investing activities         3,687        (27,796)
                                                                       --------       --------
Cash flows from financing activities:

     Payments under capital lease obligations                              (199)          (687)

     Proceeds from sale of stock                                            445         41,493
                                                                       --------       --------
              Net cash provided by financing activities                     246         40,806
                                                                       --------       --------
Net increase (decrease) in cash and cash equivalents                     (8,922)         8,154

Cash and cash equivalents at the beginning of the period                 13,456         15,869
                                                                       --------       --------
Cash and cash equivalents at the end of the period                     $  4,534       $ 24,023
                                                                       ========       ========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                            $     27       $     62

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

The results of operations for the nine-months ended March 31, 1999 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 1999 or for any other future period.

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

CASH EQUIVALENTS AND INVESTMENTS

All highly liquid investments purchased with maturity at the date of purchase of three months or less are considered to be cash equivalents. The Company classifies its cash equivalents and investments as "available-for-sale." For all periods presented, the cost of investments approximates their fair market value.


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

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Effective July 1998, Pharmacyclics adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in a year end financial statement that is displayed with the same prominence as other financial statements. Similar information should be provided in the notes to interim financial statements. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income
(loss), which are currently excluded from the results of operations, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities.

The Company's total comprehensive losses were as follows (in thousands):


                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               MARCH 31,                    MARCH 31,
                                                         ---------------------       ----------------------
                                                          1999          1998           1999          1998
                                                         -------       -------       --------       -------
Net loss                                                 $(5,183)      $(2,829)      $(13,493)      $(5,927)

Net unrealized gains (losses) on available-for-sale
     securities                                              (35)           --             41            --
                                                         =======       =======       ========       =======
Comprehensive net loss                                   $(5,218)      $(2,829)      $(13,452)      $(5,927)
                                                         =======       =======       ========       =======

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

OVERVIEW

Pharmacyclics is a pharmaceutical company developing energy-potentiating drugs to improve radiation therapy and chemotherapy of cancer, and to enable or improve the photodynamic therapy of certain cancers, atherosclerotic cardiovascular disease, and retinal diseases. The Company is currently in multicenter Phase III clinical trials with XCYTRIN(TM) (a gadolinium texaphyrin molecule also known as "Gd-Tex") as a radiation sensitizer to improve the efficacy of radiation therapy of brain metastases resulting from a variety of cancers, including those of the lung and breast. The Company has also completed enrollment in a Phase I clinical trial for ANTRIN(TM) photosensitizer to evaluate its safety and efficacy for photoangioplasty treatment of patients with atherosclerotic peripheral arterial disease. LUTRIN(TM) photosensitizer is in multicenter Phase II clinical trials to evaluate its safety and efficacy for use in the treatment of recurrent breast cancers to the chest wall, which are accessible to illumination by externally-applied light. The National Cancer Institute ("NCI") intends to conduct several Phase I clinical trials of XCYTRIN and several Phase I clinical trials of LUTRIN, each for a variety of additional cancer indications. In addition, the Company has conducted preclinical studies with OPTRIN(TM) photosensitizer for use in certain ophthalmic diseases, such as age-related macular degeneration ("ARMD"). In October 1997, the Company entered into a collaborative agreement with Nycomed Imaging A/S ("Nycomed") to sell and market LUTRIN for cancer therapy outside the United States, Canada and Japan. In December 1997, the Company entered into an evaluation and license agreement with Alcon Pharmaceuticals, Ltd. ("Alcon") under which Alcon obtained the right to conduct worldwide development, marketing and sales of OPTRIN photosensitizer for ophthalmology indications. Alcon is conducting Phase I/II studies in patients with ARMD.

To date, the Company has devoted substantially all of its resources to research and development. No revenues have been derived from product sales, and the Company does not expect to receive product revenues for at least the next several years. The Company has incurred significant operating losses since its inception in 1991 and, as of March 31, 1999, had an accumulated deficit of approximately $61.4 million. The Company expects to continue to incur significant operating losses over the next several years as it continues to incur increasing costs of research and development, in addition to costs related to clinical trials and manufacturing activities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company's ability to achieve profitability is dependent upon its ability, alone or with others, to successfully complete the development of its products under development, and obtain required regulatory clearances and successfully manufacture and market these products.

RESULTS OF OPERATIONS

Revenues

Revenues were $246,000 for the three-month period ended March 31, 1999, compared to $452,000 for the three-months ended March 31, 1998. Contract revenue in fiscal 1999 and 1998 consisted of the reimbursement of research and development costs associated with the Company's corporate collaboration agreements. Revenues for the nine-month period ended March 31, 1999 were $700,000 compared to $3,366,000 in the comparable fiscal 1998 period. License revenue in fiscal 1998 consisted of $2,700,000 of license fees related to non-refundable license payments received in connection with the Company's two corporate collaboration agreements.

Research and Development

Research and development expenses for the three-months ended March 31, 1999, were $5,450,000 compared to $3,573,000 for the three-months ended March 31, 1998, which represents a 52.5% increase. For the nine-months ended March 31, 1999 and 1998, research and development expenses were $14,787,000 and $9,655,000, respectively, an increase of 53.2%. The increases in research and development expenses in both periods were mainly attributable to increased clinical trial costs, greater drug purchases and greater personnel costs. Pharmacyclics has four drugs in clinical trials. XCYTRIN, a radiation sensitizer, is in a pivotal Phase III trial for the treatment of brain metastases; LUTRIN, a photosensitizer, is in a Phase II trial in breast cancer; ANTRIN, a photosensitizer for photoangioplasty, is in a Phase I trial for the treatment of peripheral arterial disease; and OPTRIN, a photosensitizer for the photodynamic treatment of age-related macular degeneration, is in a Phase I/II trial. The Company expects research and development spending to increase further over the next several years as product development, clinical trials and core research efforts continue to expand.

General and Administrative

General and administrative expenses for the three-months ended March 31, 1999, were $786,000 compared to $476,000 for the three-months ended March 31, 1998, which represents a 65.1% increase. For the nine-months ended March 31, 1999 and 1998, general and administrative expenses were $2,034,000 and $1,376,000, respectively, or an increase of 47.8%. The increase in both periods was primarily related to increases in personnel and related expenses and costs associated with hiring new employees.

Interest Income, Net

Interest income, net was $807,000 and $768,000 for the three-months ended March 31, 1999 and 1998, respectively, representing an increase of 5.1%. For the nine-months ended March 31, 1999 and 1998, interest income, net was $2,628,000 and $1,738,000, respectively, or an increase of 51.2%. The increases were primarily attributable to increased earnings from higher investment balances resulting from a public equity offering completed in February 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

As of March 31, 1999, the Company had approximately $56,834,000 in cash, cash equivalents and investments. Net cash used in operating activities of $12,855,000 during the nine-months ended March 31, 1999 resulted primarily from the net loss for the period. Net cash used in operating activities of $4,856,000 during the nine-months ended March 31, 1998 resulted primarily from the net loss for the period and an increase in accounts receivable, partially offset by an increase in accounts payable, noncash charges for depreciation expense and a write-down of equipment.

Cash provided by investing activities of $3,687,000 for the nine-months ended March 31, 1999, consisted primarily of proceeds from the sale of investments, net of purchases. Cash used in investing activities of $27,796,000 for the nine-months ended March 31, 1998, consisted primarily of purchases of investments, net of proceeds from the sale of investments. Net cash provided by financing activities of $246,000 for the nine-months ended March 31, 1999 consisted of proceeds from the sale of stock, partially offset by payments under capital lease obligations. Net cash provided by financing activities of $40,806,000 for the nine-months ended March 31, 1998, consisted of proceeds from the sale of Common Stock, partially offset by payments under capital lease obligations.

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

Before obtaining regulatory clearance for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. The Company has conducted and plans to continue extensive and costly clinical trials to assess the safety and efficacy of its potential products. There can be no assurance that the Company will be permitted to undertake or continue its intended clinical trials for any of its potential products or, if permitted, that such products will be demonstrated to be safe and efficacious.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

The Company has incurred significant operating losses since its inception in April 1991 and, as of March 31, 1999, had an accumulated deficit of approximately $61.4 million. The Company expects to continue to incur significant operating losses over the next several years as it continues to incur increasing costs of research and development, in addition to increasing costs related to later stage clinical trials and manufacturing activities. The Company's ability to achieve profitability is dependent upon its ability, alone or with others, to successfully complete the development of its proposed products, obtain the required regulatory clearances and manufacture and market its proposed products. To date, the Company has not generated revenue from the commercial sale of its products and does not expect to receive any such revenue in the near future. All revenues to date have resulted primarily from non-refundable license, contract research and development and milestone payments and, to a lesser extent, funding from one government research grant.

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

In September 1996, the Company entered into an agreement with HCC, a manufacturer of chemicals and pharmaceutical intermediates, for the process optimization, scale-up and supply of the Company's texaphyrin-based products. In October 1997, HCC assigned its rights and obligations under that agreement to Celanese in connection with HCC's corporate restructuring. The agreement presently grants Celanese exclusive worldwide manufacturing rights and requires Celanese to supply all of Pharmacyclics' requirements of XCYTRIN and lutetium texaphyrin drug substance for late-stage clinical and commercial use. During the fourth quarter of fiscal 1998, the Company received indications from Celanese that, due to a change in its business focus, Celanese wishes to reduce the scope of its obligations under the agreement. The Company and Celanese then initiated discussions aimed at possible modifications to the Agreement to allow the Company to purchase commercial material from additional sources while relieving Celanese of certain obligations under the agreement. The Company believes it is in its best interest to have multiple sources of drug substance and has identified such multiple additional sources of intermediates and bulk drug substance. Such efforts are likely to consume time and expense and there can be no assurance that the Company will be successful in obtaining additional supplies of drug substance. Until such situation is resolved, the Company will be subject to uncertainties regarding the willingness or ability of Celanese or such additional suppliers to deliver bulk-drug substance for these products on a timely or commercially attractive basis. The Company is engaged in preliminary discussions with a number of manufacturers of parenteral products regarding process development and validation, filling, labeling and packaging of the finished dosage form of LUTRIN, ANTRIN and OPTRIN. A failure to successfully complete any such agreement could, if the Company could not locate alternate manufacturing capabilities, have a material adverse impact on the Company's business, financial condition and results of operations. Prior to regulatory approval of the Company's products under development, the Company intends to negotiate supply agreements with manufacturers who will have the ability to manufacture, fill, label and package such materials prior to commercial introduction of such products. There are, however, only a limited number of contract manufacturers that operate under current federal and state GMP regulations and are capable of manufacturing the Company's products. Accordingly, there can be no assurance that the Company will be able to enter into supply agreements on commercially acceptable terms with manufacturers or that the Company will enter into supply agreements with manufacturers who will be able to deliver supplies in appropriate quantity and quality to develop and commercialize its products. Any interruption of supply of its products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                PHARMACYCLICS, INC.
                                (Registrant)

Dated:  May 13, 1999            By:       /s/  RICHARD A. MILLER, M.D.
                                   ---------------------------------------------
                                              Richard A. Miller, M.D.
                                       President and Chief Executive Officer


Dated:  May 13, 1999            By:               /s/  LEIV LEA
                                   ---------------------------------------------
                                                     Leiv Lea
                                           Vice President, Finance and
                                               Administration and CFO

                                 INDEX TO EXHIBITS

Exhibit
Nunber                    Description
-------                    -----------
   27                Financial Data Schedule