Form 10-K
period 1999-06-30
PHARMACYCLICS INC
filed 1999-09-27
CIK 949699

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

                     For the Fiscal Year Ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-27066

                               PHARMACYCLICS, INC.

             (Exact name of Registrant as specified in its charter)

                Delaware                               94-3148201
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)

   995 E. Arques Avenue, Sunnyvale, CA                 94086-4521
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

                              Common Stock, $.0001 Par Value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendments to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 1999, was approximately $243,552,940 based on the closing price of the Common Stock of the Registrant as reported on the NASDAQ National Market on such date. The number of outstanding shares of the Registrant's Common Stock as of August 31, 1999 was 12,433,071.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following document are incorporated by reference into
Part III of this Form 10-K: the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders scheduled to be held on December 9, 1999.


================================================================================

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
                                         PART I

Item     1.    Business ...........................................................   2
Item     2.    Properties .........................................................  27
Item     3.    Legal Proceedings ..................................................  28
Item     4.    Submission of Matters to a Vote of Security-Holders ................  28

                                         PART II

Item     5.    Market for Registrant's Common Equity and Related Stockholder
               Matters ............................................................  29
Item     6.    Selected Financial Data ............................................  30
Item     7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations ..............................................  31
Item     8.    Financial Statements and Supplementary Data ........................  35
Item     9.    Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure ...............................................  52

                                        PART III

Item     10.   Directors and Executive Officers of the Registrant .................  53
Item     11.   Executive Compensation .............................................  53
Item     12.   Security Ownership of Certain Beneficial Owners and Management .....  53
Item     13.   Certain Relationships and Related Transactions .....................  53

                                         PART IV

Item     14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ....  54



                                     [LOGO]

PHARMACYCLICS(R), the Pentadentate Logo(R) [GRAPHIC OMITTED] , ANTRIN(R), LUTRIN(R), and GADOLITE(R) are registered U.S. trademarks; OPTRIN(TM) and XCYTRIN(TM) are trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I

ITEM 1. BUSINESS

        We are a pharmaceutical company developing products to improve upon current therapeutic approaches to the treatment of cancer, atherosclerosis and retinal disease. We use our expertise in the chemistry of biologically-active metal-containing compounds to develop patented molecules called texaphyrins which, when injected, accumulate in tumor growths, in the diseased portions of major blood vessels and in small blood vessel growths in the retina. When we expose these molecules to various energy sources, such as X-ray, light or chemical, these metallic molecules energize and by doing so are able to destroy diseased tissue with minimal damage to surrounding healthy cells. Our lead texaphyrin-based product candidates are:

        o XCYTRIN(TM), a molecule to enhance the effects of radiation and chemotherapy in treating cancer;

        o       LUTRIN(R), a molecule for use in photodynamic therapy of cancer;

        o ANTRIN(R), a molecule to treat atherosclerosis via photoangioplasty; and

        o OPTRIN(TM), a molecule to treat age-related macular degeneration, a disease of the retina caused by growth of small blood vessels, which can lead to blindness.

        Our technology is based upon our expertise in developing biologically-active molecules that are capable of being activated by energy. In nature, a class of molecules called porphyrins, including heme found in hemoglobin and chlorophyll found in plants, is found in tissues or organs responsible for energy production, metabolism or transport functions. Our texaphyrins, which are synthetic, expanded porphyrins, are designed to take advantage of two key characteristics of naturally-occurring porphyrins: interaction with energy and accumulation in tissues with high energy demands. Texaphyrins are capable of binding larger metal atoms and of capturing, focusing and transforming X-ray, light or chemical energy into other energy forms. This allows them to be used for targeted destruction of diseased tissues. In each case, the type of metal inserted and the form of energy applied determines the physical, chemical and therapeutic characteristics of the texaphyrin.

        Following accumulation at the disease site, which generally occurs in minutes to a few hours, the appropriate energy form can activate the texaphyrins' therapeutic effects. Texaphyrins are water soluble, which may make them safer and easier to administer to patients. The diagram below depicts some of our texaphyrin-based products under development:

                                   [DIAGRAM]

MARKET OVERVIEW

        Cancer

        Cancer results from the uncontrolled multiplication of cells which invade and interfere with the normal function of adjacent tissues and organs. Frequently, cancer cells become dislodged from their primary site and spread, or metastasize, to other places in the body. Approximately 1.2 million new cases of cancer are diagnosed annually in the United States. The appropriate cancer therapy for each patient depends on the cancer type and careful assessment of the size, location and existence of spread of the tumor using diagnostic imaging procedures. Therapy typically includes some combination of surgery, radiation therapy or chemotherapy.

        Chemotherapy and radiation therapy tend to indiscriminately destroy both healthy and diseased cells and cause serious side effects. As a result, substantial cancer research has been directed toward improving the effectiveness of existing therapy while reducing toxicity. These approaches seek to identify drugs which are capable of targeting the tumor and making the cancer cells more sensitive and responsive to radiation therapy or chemotherapy. The following are therapies used in the treatment of cancer:

        Radiation Therapy. Approximately 3,000 physicians specializing in radiation oncology administer radiation therapy to more than 700,000 patients annually in the United States. The radiation is usually applied to the tumor site several times per week over a period of two to six weeks. Radiation therapy often has toxic effects on healthy tissue surrounding the tumor because the energy cannot be adequately targeted. An estimated 50% of newly diagnosed cancer patients, including those with cancers of the lung, breast, prostate, or head and neck region, will receive radiation therapy as part of their initial treatment. In addition, approximately 150,000 patients with persistent or recurrent cancer also will receive radiation therapy. Depending on the complexity and duration of treatment, a course of radiation therapy for cancer can cost between $10,000 and $25,000.

        Chemotherapy. More than 350,000 patients each year in the United States receive chemotherapy for treatment of many types of cancer. The serious or life-threatening side effects of chemotherapy agents, many of which are due to the drug's lack of selectivity, limit the effectiveness of this treatment. Chemotherapy drugs tend to distribute themselves throughout the body in normal tissues as well as in the tumor. Because of their toxicity to normal tissues, chemotherapy drugs can be administered only in small dosages and accordingly, the therapeutic benefits may be limited.

        Photodynamic Therapy. Photodynamic therapy is a new cancer treatment based on the use of light energy to activate certain types of drugs known as photosensitizers. In this procedure, the photosensitizer, ideally one which accumulates more readily in tumor cells, is injected into the patient. The tumor site is then illuminated with visible light of a strength and wavelength that is absorbed by the photosensitizer. Once so activated, the photosensitizer causes tumor cell death. The FDA approved the first photosensitizing agent in early 1996 for the treatment of obstructing cancers of the esophagus and more recently for the treatment of particular types of lung cancer. To date, use of such drugs has been restricted to treatment of superficial or small lesions because these photosensitizers have been unable to absorb light of a wavelength capable of penetrating deeply into tissues. Other limitations of photosensitizers have included unfavorable distribution, prolonged retention in the body, skin toxicity and insolubility in water, complicating intravenous administration.

        Atherosclerosis

        Atherosclerosis, or hardening of the arteries, is a disease in which cholesterol, other fatty materials and inflammatory cells are deposited in the walls of blood vessels, forming a build-up known as plaque. The accumulation of plaque narrows the interior of the blood vessels, reducing blood flow. Atherosclerosis in the coronary arteries can lead to heart attack and death. In other blood vessels, atherosclerosis can lead to decreased mobility, loss of function, loss of limbs and other complications such as stroke. Current treatments for atherosclerosis include surgery and other techniques aimed at removing or relieving the plaque. Balloon angioplasty is a procedure using catheter devices inserted inside the vessels to mechanically compress or remove the obstruction. Currently, more than 600,000 patients per year in the United States undergo these procedures for treatment of atherosclerosis in the coronary arteries. These procedures require the use of anti-clotting drugs and, frequently, the use of devices inserted inside the vessels to reduce the incidence of reclosure, which results from traumatic damage to the vessel wall. Generally, these techniques have been limited to treating only short sections of the diseased vessel.

        Blindness Caused by Retinal Degeneration

        Age-related degeneration of the retina is the major cause of severe visual loss in the elderly. There are approximately 1.1 million people with age-related macular degeneration in the United States, with approximately 200,000 new cases diagnosed annually. Patients with this disease develop blurred vision and distortion, decreased vision and blind spots in the center of the visual field. This disease is caused by the abnormal growth and proliferation of small blood vessels in the retina. Although laser treatment can slow progression of disease in some patients, it generally fails to prevent progression of the disease, which ultimately leads to blindness.

OUR BUSINESS STRATEGY

        The key elements of our business strategy include:

        o Focusing on drugs that address the large markets for the treatment of cancer and atherosclerosis. Although our technology platform can be used to develop a wide range of drug substances, we have focused our initial efforts on cancer and atherosclerosis, and particularly on the treatment of life-threatening cancers in which accelerated regulatory approval and favorable pricing may be possible.

        o Improving upon existing medical procedures. Our products are designed to be used in conjunction with and to enhance the safety and effectiveness of, standard medical treatments. We believe this increases their likelihood of being rapidly adopted by physicians.

        o Creating diverse product opportunities based on our texaphyrin technology. Our texaphyrin-based technology platform can incorporate a variety of metals and can be used to target many different types of disease. Our research and development efforts are focused on developing new uses for texaphyrins.

        o Retaining rights to key products in advanced clinical testing. We have retained worldwide rights to our XCYTRIN radiation enhancer, U.S., Canadian and Japanese rights to our LUTRIN photosensitizer for cancer treatment and worldwide rights to ANTRIN for photoangioplasty of atherosclerosis. By maintaining product rights through late-stage clinical development, we believe that we can create greater value for our products and retain the opportunity to sell and market our products.

PRODUCTS UNDER DEVELOPMENT

        The table below summarizes our product candidates and their stage of development:

-----------------------------------------------------------------------------------------------------
PRODUCT                TARGETED DISEASE       REGULATORY STATUS(1)        MARKETING RIGHTS

CANCER THERAPY

XCYTRIN                Brain metastases       Phase III                   Pharmacyclics

Radiation Enhancer

                       Primary brain tumor    Phase I, National Cancer    Pharmacyclics
                       Pancreatic cancer      Institute

                       Lung cancer            Pending, National Cancer    Pharmacyclics
                       Prostate Cancer        Institute(2)
                       Childhood gliomas

-----------------------------------------------------------------------------------------------------
XCYTRIN                A variety of cancers   Preclinical                 Pharmacyclics
Chemotherapy
Enhancer

-----------------------------------------------------------------------------------------------------
LUTRIN                 Breast cancer          Phase II                    Pharmacyclics in the U.S.,
Photosensitizer                                                           Canada and Japan;
                                                                          Nycomed in rest of world

                       Esophageal cancer      Pending, National Cancer    Pharmacyclics
                       Cervical cancer        Institute(2)
                       Head and neck cancer
                       Prostate cancer
                       Lung cancer
                       Ovarian cancer

-----------------------------------------------------------------------------------------------------
ATHEROSCLEROSIS THERAPY

ANTRIN                 Peripheral             Phase II                    Pharmacyclics
Photosensitizer        vascular disease
                       Coronary artery        Preclinical                 Pharmacyclics
                       disease
-----------------------------------------------------------------------------------------------------
MACULAR DEGENERATION

OPTRIN                 Degenerative disease   Phase I/II                  Alcon
Photosensitizer        of the retina

-----------------------------------------------------------------------------------------------------
DIAGNOSTIC IMAGING

CITRA VU               Oral magnetic          FDA approvable letter       E-Z-EM in Europe and
                       resonance              received                    North America;
                       imaging contrast agent December 1996               Pharmacyclics in rest of
                       for abdomen and pelvis                             world

-----------------------------------------------------------------------------------------------------

(1) As used above, "Preclinical" means testing on animal models for indications of safety and efficacy prior to the initiation of human clinical trials. "Phase I" means initial human clinical trials designed to establish the safety, dose tolerance and sometimes distribution of a compound. "Phase I/II" means initial human clinical trials designed to establish the safety, dose tolerance and, sometimes, distribution of a compound and which are, in contrast to Phase I clinical trials, performed on patients with the targeted disease. "Phase II" means human clinical trials designed to establish safety, optimal dosage and preliminary activity of a compound. "Phase III" means human clinical trials designed to lead to accumulation of data sufficient to support a new drug application, including substantial evidence of safety and efficacy. "FDA approvable letter" means that the FDA has deemed the drug capable of registration for commercial use provided that certain conditions relating to product formulation, stability and manufacturing can be resolved to the agency's satisfaction.

(2) The National Cancer Institute intends to sponsor clinical studies for these cancer types and is currently in the process of establishing protocols for these studies for submission to the FDA.

CANCER THERAPY

        XCYTRIN for Radiation Enhancement

        Radiation therapy of cancer destroys cancer cells through exposure to relatively high doses of externally applied radiation. While cancer cells are somewhat more sensitive to radiation exposure than healthy tissues, radiation therapy has toxic effects on healthy tissue surrounding the tumor because the energy cannot be adequately targeted. Our preclinical studies indicate that XCYTRIN both accumulates in tumors and increases the local destructive effect of radiation therapy in those targeted tissues. XCYTRIN's uptake in tumor cells occurs within minutes of administration and persists for hours, effectively concentrating the drug's effect on the tumor. XCYTRIN interacts with X-rays forming substances that enhance the destruction of tumor cells. In preclinical studies, animals receiving XCYTRIN in conjunction with radiation therapy had greater tumor response rates as compared to the control group receiving equivalent doses of radiation therapy alone. Preclinical studies further indicate that XCYTRIN increases the effect of radiation therapy at the tumor site, with no increased damage to surrounding healthy tissues. An additional feature of XCYTRIN is that it is detectable by magnetic resonance imaging scanning, providing an ongoing method of monitoring its distribution in patients.

        Initially, we intend to seek FDA approval of XCYTRIN for treatment of patients with tumors which have spread to the brain who are receiving radiation therapy. This condition occurs in approximately 15% to 20% of all cancer patients, often in patients with primary lung or breast cancer, and is usually treated with radiation therapy delivered to the whole brain. The median survival of patients with tumors which have spread to the brain is about four months. Patients with this condition develop devastating complications, including severe headache, seizures, paralysis, blindness and impaired ability to think. Radiation therapy for treatment of this problem is performed on approximately 170,000 patients per year in the United States and is intended to prevent or reduce these complications. We believe that XCYTRIN could eventually be used in many other tumor types and clinical situations requiring radiation therapy.

        Clinical Status. We have completed a Phase I clinical trial of XCYTRIN in 38 adult patients with advanced cancer who received radiation therapy. This trial was designed to determine the toxicity of a single dose of the drug. Reversible kidney toxicity was found at the highest doses of drug tested. Accumulation of XCYTRIN in lung cancer, breast cancer and other tumors has been confirmed using magnetic resonance imaging.

        We have also completed an international multicenter Phase Ib/II clinical trial to evaluate the safety and efficacy of XCYTRIN in cancer patients receiving radiation therapy for treatment of tumors which had spread to the brain. We have compared the results from the Phase Ib/II trial to historical data using a 528 patient database containing information on clinical features and outcomes in comparable patients receiving treatment with identical doses of radiation alone. After 6 months and 12 months, 41% and 25% of XCYTRIN-treated patients were alive compared to 30% and 14% of the historical controls, respectively. XCYTRIN treatment was a statistically significant independent factor in determining survival. The effect of XCYTRIN treatment on neurologic progression was determined by comparing the causes of death in the treated patients to those of the control patients. Death due to tumor progression in the brain was seen in 15% of XCYTRIN-treated patients compared to more than 35% in the control group.

        Statisticians from the Radiation Therapy Oncology Group, a large U.S. cooperative clinical trial group, performed a similar analysis using its database. Using a case-matched control analysis, they found that XCYTRIN-treated patients had better survival than controls, with 30% of XCYTRIN-treated patients surviving 12 months compared to 11% in the control groups. Forty-nine percent of control patients died due to tumor progression in the head compared to 15% in the XCYTRIN group.

        We have initiated a controlled Phase III trial with XCYTRIN for the treatment of patients with tumors that have spread to the brain undergoing whole brain radiation therapy. We are now enrolling patients at approximately 30 sites in the U.S., Canada, Netherlands and France. We expect that about 10 additional centers will participate in the trial including four sites in the United Kingdom.

        We plan to enroll approximately 425 adult patients in this study. Patients will be randomly assigned to treatment with either standard whole-brain radiation therapy or treatment with XCYTRIN plus standard whole-brain radiation therapy. The XCYTRIN-treated group will receive ten intravenous injections of XCYTRIN, each prior to ten daily doses of radiation therapy. We will follow all patients for a minimum of 6 months after treatment or until death. The study will measure survival, time-to-neurologic progression, tumor response by magnetic resonance imaging and quality of life. The co-primary end-points of the study are survival and time-to-neurologic progression assessed by neurological examinations and neurocognitive testing. Statistically significant improvement in either survival or time-to-neurologic progression will be considered as satisfying the primary end point of the trial, and may provide the basis of a marketing approval. An outside, independent Data Safety Monitoring Board will monitor the study by reviewing and analyzing interim data two-thirds of the way into the study for possible early termination of the trial in the event of significant efficacy or unacceptable toxicity. The FDA has indicated that the proposed Phase III trial will qualify for "Fast Track" review.

        The median survival of patients with tumors that have spread to the brain is approximately 3 to 4 months and depends on various clinical features such as tumor type, performance status, age and presence of disease outside the brain. Although most patients die from disease progression in the brain, many patients will die due to progression of their disease in other locations in the body. The trial's patient eligibility requirements are designed to enroll those patients most likely to succumb to tumor growth in the brain. Improved local control of tumor growth from radiation therapy in XCYTRIN-treated patients could result in prolonged survival or time-to-progression compared to radiation therapy alone.

        In addition to our studies in patients with tumors that have spread to the brain, the National Cancer Institute has agreed to sponsor several clinical trials with XCYTRIN for additional cancer types:

    TARGETED DISEASE          LOCATION                                 STATUS
    ----------------          --------                                 ------
    Primary Brain Tumor       UCLA Medical Center and                  Enrolling patients
                              University of Southern California

    Primary Brain Tumor       NABTT (New Approaches to Brain Tumor     Pending
                              Therapy Consortium, comprised of ten
                              centers)

    Primary Brain Tumor       University of Chicago                    Pending

    Pediatric Brain Tumors,   Children's Cancer Group (CCG),           Pending
      including Childhood     a consortium of U.S. Children's
      Glioma                  Hospitals

    Lung Cancer               Ohio State University                    Pending

    Pancreatic Cancer         University of Pittsburgh                 Enrolling patients

    Pancreatic Cancer         Johns Hopkins University Oncology Center Pending

    Pancreatic Cancer         University of Chicago                    Enrolling patients

    Prostate Cancer           Joint Center for Radiation Therapy,      Pending
                              Harvard Medical School

        XCYTRIN for Chemotherapy Enhancement

        We are conducting preclinical studies with XCYTRIN as a chemotherapy enhancer for use in conjunction with certain chemotherapy agents. Chemotherapy destroys cancer cells by interfering with their metabolism, protein synthesis or cell division. Because these agents are not tissue-selective, cancer chemotherapy agents produce serious or life-threatening side effects which compromise quality of life and increase medical costs for cancer patients. Preclinical studies conducted by us and our collaborators indicate that XCYTRIN increases the activity of certain chemotherapy agents in tumors. We believe this effect is related to XCYTRIN's ability to increase formation of cytotoxic substances produced by certain chemotherapy agents, such as bleomycin and doxorubicin. XCYTRIN's uptake in tumors enhances the activity of cancer chemotherapy agents in tumor cells but not in normal tissues, thereby increasing the therapeutic margin. In preclinical studies, animals receiving XCYTRIN and chemotherapy with either bleomycin or doxorubicin had enhanced tumor responses and survival rates as compared to control groups receiving equivalent doses of chemotherapy alone.

        LUTRIN for Photodynamic Therapy of Cancer

        To date, photodynamic therapy has been approved for the treatment of superficial or small lesions because existing photosensitizers have been unable to absorb light capable of penetrating deeply into tissues. LUTRIN is activated by light of 720 to 760 nanometers, wavelengths that are optimal for penetrating through tissue, blood and skin pigmentation such as melanin. After absorbing light of this wavelength, LUTRIN becomes activated to its tumor cell killing state. Preclinical studies indicate that LUTRIN selectively accumulates in a variety of cancer cells.

        In October 1997, we entered into an agreement with Nycomed, which acquired sales and marketing rights to LUTRIN for use in cancer treatment outside the United States, Canada and Japan. In return for these rights, we received an up-front licensing fee and will receive future payments based on achievement of regulatory milestones and royalties on LUTRIN sales. See "-- Research, Clinical Development and Marketing Collaborations" and "-- Manufacturing and Suppliers -- Photodynamic Therapy Light Production and Delivery Devices."

        We intend initially to seek FDA approval for the use of LUTRIN in photodynamic therapy for patients with invasive surface cancers that are accessible to externally applied light, such as recurrent breast cancer to the chest wall. This disease affects more then 10,000 patients per year in the United States. Additional potential uses for LUTRIN include internal cancers such as cancer of the lung, esophagus, cervix, colon, rectum, prostate, head and neck region, ovary and genitourinary tract.

        Clinical Status. At the May 1999 meeting of the American Society of Clinical Oncology, we reported results from our Phase II study of LUTRIN. The Phase II study was designed to evaluate the safety, tolerability and efficacy of LUTRIN photosensitizer for photodynamic therapy in women with recurrent breast cancer to the chest wall, for whom previous chemotherapy and radiation therapy had failed. Fifty-eight treatment courses were given to 52 patients with advanced disease. Eighty-two percent of these patients had failed three or more chemotherapy regimens and all the patients had recurring or persistent tumors following radiation therapy to the chest wall. The study evaluated the administration of different doses of LUTRIN, followed by illumination of the chest wall with light delivered at either 3 hours, 6 hours, 24 hours, 48 hours, 72 hours or 96 hours after intravenous injection of the drug. Each patient, in the 11 groups tested, received illumination with light to large areas of the chest wall (up to 240 cm(2)) encompassing both the tumor and adjacent uninvolved skin. The purpose of the study was to identify treatment regimens that demonstrated anti-tumor activity with an acceptable level of toxicity.

        Tumor response was based on physical examinations and photographs of the diseased chest wall. All lesions within the treatment field were evaluated and an overall assessment of efficacy was made for each patient. Reduction in tumor size was seen in 64% of patients. In 42% of patients tumors were either not detectable (20%) or had significant decreases which were evident on physical examination or photographs (22%).

        Safety and tolerability appeared to be dependent on both drug dose and the time interval between LUTRIN administration and illumination of the chest wall with light. Patients receiving chest wall illumination 24 hours or more following intravenous administration of LUTRIN experienced pain at the treatment site that was manageable with standard narcotic pain medications. Patients treated with light given at shorter intervals experienced more severe pain, sometimes requiring conscious sedation. Skin toxicity, including scab formation or destruction of skin, was seen in the skin overlying the tumors in patients treated with light at time intervals of less than 24 hours. Only 2 of 18 patients receiving light illumination 24 hours or more after receiving LUTRIN experienced this toxicity. Skin toxicity was limited to the tumor-involved areas of skin except in patients receiving the highest doses of LUTRIN followed by photoillumination given at the shortest intervals.

        In addition to our clinical studies in recurrent breast cancer to the chest wall, the National Cancer Institute intends to sponsor several clinical trials of LUTRIN for additional types including cancer of the cervix, esophagus, head and neck region, pancreas, prostate, lung and ovary. We expect some of these studies to begin in 1999.

ATHEROSCLEROSIS THERAPY

        ANTRIN for Photoangioplasty of Atherosclerosis.

        Preclinical studies conducted by Pharmacyclics and our collaborators have demonstrated that texaphyrins also accumulate in vascular plaque caused by atherosclerosis. Preclinical studies indicated that following intravenous injection of ANTRIN, light delivered into the blood vessel using an optical fiber resulted in non-mechanical reduction or elimination of the plaque without damage to the lining of the vessel wall using a technique which we refer to as photoangioplasty. Photoangioplasty with ANTRIN resulted in the elimination of inflammatory cells from the diseased vessel wall. Current treatments of atherosclerosis, such as balloon angioplasty, require anti-clotting drugs and the use of devices inserted inside the vessels to reduce the incidence of reclosure. We believe that these results suggest that photoangioplasty of atherosclerosis with ANTRIN has the potential to eliminate or reduce plaque without complications such as thrombosis and reclosure. Additional preclinical studies further indicated that photoangioplasty of atherosclerosis with ANTRIN could be used to treat longer segments of blood vessels, which is not possible with other currently available techniques. ANTRIN's accumulation in plaque and relatively rapid clearance from blood may provide advantages over alternative treatments for atherosclerosis. Removal of inflammatory cells also suggests that ANTRIN may reduce or stabilize vulnerable plaque. Vulnerable plaque is rich in inflammatory cells and prone to rupture causing a sudden blood clot and closure of the vessel. We also believe that photoangioplasty with ANTRIN has potential use in peripheral arterial disease, coronary artery disease and in the treatment of restenosis following balloon angioplasty.

        Clinical Status. In April 1999, we completed enrollment in our Phase I study with ANTRIN photoangioplasty for patients with peripheral arterial disease. Fifty-one patients received an injection of ANTRIN and 47 qualified to receive photoangioplasty of the lower extremities. The two-part study was designed to first establish an optimum dose of ANTRIN by treating successive groups of patients with increasing single doses of the drug. In the second part of the study, we evaluated three doses of light at several drug dose levels. We gave ANTRIN intravenously and delivered light to the inside of the diseased vessel using a 0.89mm optical fiber. We evaluated patients for toxicity and local arterial responses by follow-up angiograms and intravascular ultrasound performed the day of and 28 days after photoangioplasty. Clinical activity was evaluated using several well-established techniques. The ankle-brachial index and the Rutherford-Becker standardized classification of clinical outcomes were measured. The ankle-brachial index is a measurement of the impact of the obstruction on blood pressure in the affected limb. The Rutherford-Becker classification scores, which are based on standards for evaluating and reporting the results of surgical or percutaneous therapy for peripheral arterial disease, measure the change in clinical symptoms due to the treatment intervention.

        On August 30, 1999, we reported results of this trial at the European Society of Cardiology meeting in Barcelona, Spain. The study indicated that Antrin photoangioplasty was well tolerated. There was no evidence of dose-limiting systemic or vascular toxicities in the drug and light dose ranges tested. No skin phototoxicity was reported. No treatment-related clinical laboratory abnormalities were noted. There was no evidence of thrombus, emboli or vessel wall damage. Mild and transient paresthesias, or tingling, in the fingertips was observed in patients receiving higher doses of drug. Four patients reported mild and transient skin rash. Baseline and day-28 paired angiograms were available for 43 patients. Overall, these indicated improvement in minimal luminal diameter on day 28 compared to baseline. Of the 19 patients with minimal luminal diameter improvement, 14 had improvement of 10 to 112 percent (mean = 35.6 percent). Intravascular ultrasound data also indicated plaque regression in the arterial lumen. Forty-seven patients were evaluated using Rutherford-Becker classification and ankle-brachial index measurements. Sixty-two percent of these patients had improved Rutherford-Becker scores, and 57 percent had improved ankle-brachial index measurements at day 28.

        In August 1999, we began a 375-patient Phase II study with ANTRIN for patients with peripheral arterial disease of the lower extremities. The study is designed to evaluate both prevention of restenosis following balloon angioplasty and primary treatment of atherosclerosis.

RETINAL DEGENERATION THERAPY

        OPTRIN for Treatment of Retinal Degeneration.

        Pharmacyclics and our collaborators have conducted preclinical studies with OPTRIN for treatment of degeneration of the retina caused by abnormal growth of blood vessels. These studies have indicated that OPTRIN selectively eliminates abnormal retinal capillaries after activation by light of an appropriate wavelength. We have entered into a development agreement with Alcon, a leading ophthalmic products company. Under this agreement, we will provide OPTRIN to Alcon for further preclinical and clinical development, regulatory submissions and sales and marketing of OPTRIN for the treatment of ophthalmic diseases.

        Clinical Status. Alcon is currently conducting a Phase I/II clinical trial with OPTRIN for the photodynamic therapy of patients with retinal degeneration. Alcon presented interim results from this trial at the June 1999 European Society of Ophthalmology meeting in Stockholm, Sweden.

        Alcon treated 58 patients with the wet form of macular degeneration in the Phase I/II study, which was designed to evaluate various treatment regimens in successive groups of patients. Clinical investigators examined increasing doses of drug and light, and varying time intervals between drug administration and light delivery in order to define the optimum treatment parameters. Although primarily a safety study to establish the highest tolerated dose, clinical investigators assessed clinical activity by angiography and measurements of vision. Patients received a single intravenous injection of OPTRIN, followed by light delivered to the retina at various times up to 180 minutes after injection of the drug. In a subset of patients, clinical investigators performed angiography to evaluate distribution and drug uptake in the diseased vessels and clearance from normal retinal tissues.

        Clinical investigators found that OPTRIN accumulated selectively in the abnormal vessels and, depending on the dose of drug and light and the interval between them, resulted in complete or partial closure of diseased vessels after activation with light. In patients treated with doses of drug less than or equal to 2mg/kg, we saw complete or partial closure of diseased vessels in 1 of 19 patients. In the combined groups of patients receiving 2.5 or 3.0 mg/kg of drug, clinical investigators observed complete or partial closure of diseased vessels in 9 of 13 patients. Twenty of 26 patients had complete or partial closure when treated with 4 mg/kg of drug.

        Light dose was also an important factor. Clinical investigators saw complete or partial closure of diseased vessels in 3 of 18 patients treated with light doses of 50 or 75 Joules/cm(2). At a light dose of 100 Joules/cm(2), 19 of 31 patients had complete or partial closure of diseased vessels. In the combined group receiving light doses of 125 or 150 Joules/cm(2), 8 of 9 patients had complete or partial closure of diseased vessels.

        Complete or partial closure of diseased vessels is an indicator for treatment effect. In a preliminary analysis of the patients with complete or partial closure, vision had improved when measured one week after treatment. In the patients without complete or partial closure, vision had decreased when measured one week after treatment. The difference was statistically significant.

        Patients receiving higher doses of OPTRIN experienced transient tingling of the fingertips. For example, in patients receiving less than or equal to 2 mg/kg of drug, 1 of 19 experienced transient tingling of the fingertips, while in the combined group of patients treated with 2.5 or 3 mg/kg, 3 of 13 experienced transient tingling of the fingertips. In patients treated with 4 mg/kg, 20 of 26 experienced transient tingling of the fingertips. One patient developed facial skin toxicity following sun exposure. Clinical investigators observed no other toxicities. In 5 patients, clinical investigators observed damage to normal retina. These patients either received the highest dose of drug (4mg/kg) or received light within a short interval following drug administration. Clinical investigators observed no retinal damage in patients who had received high (125 or 150 Joules/cm(2)) doses of light.

DIAGNOSTIC IMAGING AGENT

        CITRA VU for Imaging the Gastrointestinal Tract.

        Our oral magnetic resonance imaging contrast agent, CITRA VU, is not a texaphyrin, but is based on one of our patented compounds. CITRA VU is used for imaging the gastrointestinal tract in patients undergoing MRI procedures of the abdomen or the pelvis. CITRA VU is an orange-flavored oral formulation designed to fill the bowel uniformly to improve diagnosis of abdominal or pelvic diseases.

        Clinical Status. We submitted a new drug application for CITRA VU in September 1995, based upon two multicenter, controlled Phase III studies in patients receiving MRI scans for known or suspected diseases of the abdomen or pelvis. We received an approvable letter in December 1996 which required us to conduct additional product manufacturing and product stability studies. We are in the process of addressing these issues. We cannot be certain that the new drug application will satisfy the FDA's criteria for approval. In 1996, we received approval from the Medicines Control Agency to market CITRA VU in the United Kingdom. In April 1998, we received approval from the Health Protection Branch of Health Canada to market CITRA VU in Canada. However, we will not market CITRA VU in Europe or Canada until we resolve product manufacturing and product stability issues. In addition, because we are changing the level of preservatives in the formulation, we will not market CITRA VU in Europe or Canada until we receive additional marketing approvals.

RESEARCH, CLINICAL DEVELOPMENT AND MARKETING COLLABORATIONS

        We rely on relationships with third parties to expand certain research, clinical development, process development, manufacturing, sales and marketing functions. In the photodynamic therapy field, we have used outside collaborations for development of light sources and delivery devices for use in our preclinical studies and clinical trials so that we could focus on development of our proprietary photosensitizing products.

        National Cancer Institute Collaboration. In April 1997, the Decision Network Committee of the National Cancer Institute Division of Cancer Treatment, Diagnosis and Centers voted unanimously to sponsor and fund clinical development of both XCYTRIN as a radiation enhancer and LUTRIN as a photosensitizer for cancer treatment. Under this cooperative research and development agreement, Pharmacyclics and the National Cancer Institute jointly select clinical trials which will be conducted at leading medical centers for various types of cancer. For XCYTRIN, the National Cancer Institute plans to conduct several separate clinical trials for treatment of brain tumors and cancers involving the lung, pancreas and prostate. For LUTRIN, the National Cancer Institute intends to sponsor several separate clinical trials for the treatment of esophageal, cervical, lung, prostate and ovarian cancers. We believe that these National Cancer Institute-sponsored trials will supplement our own clinical development efforts for both XCYTRIN and LUTRIN. Although third parties will be conducting the trials, we will provide clinical supplies of our drugs and we intend to monitor the progression and results of these trials.

        The University of Texas Agreements. We collaborate with and sponsor research and development programs at The University of Texas at Austin, through a group headed by Jonathan Sessler, Ph.D., Professor of Chemistry at The University of Texas at Austin. Such collaborations and programs extend our research capabilities in the field of expanded porphyrin chemistry. We have entered into two license agreements with The University of Texas at Austin that grant us the worldwide, exclusive right to patents or patent applications that relate to or result from research conducted at The University of Texas at Austin on the use, development and syntheses of expanded porphyrin molecules, and research conducted at The University of Texas at Dallas on the incorporation of paramagnetic metals into zeolites for use as MRI contrast agents. These agreements require us to pay royalties as a percentage of net sales to The University of Texas for products incorporating the licensed technology, including each of our current product candidates. In addition, we and The University of Texas at Austin have entered into sponsored research agreements which expand the products, inventions and discoveries developed by The University of Texas at Austin to which our license rights apply. In connection with The University of Texas license agreements, we also entered into a license agreement with an individual co-inventor of CITRA VU, pursuant to which we have been granted an exclusive royalty-bearing license to manufacture, use and sell certain products that fall within the scope of The University of Texas at Dallas license agreement.

        Alcon Collaboration. In December 1997, we entered into an evaluation and license agreement with Alcon Pharmaceuticals, Ltd. under which Alcon acquired worldwide marketing rights to OPTRIN for ophthalmology uses. Alcon, a wholly-owned subsidiary of Nestle S.A., is a global leader in the research, development, manufacturing and marketing of ophthalmic products. Under the terms of the agreement, we received an upfront fee for Alcon to evaluate OPTRIN for ophthalmology uses for a specified time period. If the evaluation is successful, we will receive an additional license fee, payments upon completion of certain milestones and royalty payments on product sales. Alcon will conduct and bear all costs for world-wide development and commercialization of OPTRIN for ophthalmology uses, as well as costs for regulatory submissions, until the agreement ends. We are required to supply bulk drug substance to Alcon, and Alcon will be responsible for formulation and packaging.

        E-Z-EM Marketing, Sales and Distribution Arrangement. In August 1995, we entered into an agreement with E-Z-EM, Inc., a leading manufacturer and worldwide distributor of oral contrast agents and other products for use in gastrointestinal radiology, for the exclusive marketing and sale of CITRA VU in North America. During fiscal 1997, we signed an additional agreement with E-Z-EM's affiliate, E-Z-EM, Ltd., for marketing, sales and distribution in Europe. Pharmacyclics and E-Z-EM will share equally in the operating profits from the sale of CITRA VU in these regions, and we may also receive premium payments if we achieve certain sales levels. During the term of the agreement, E-Z-EM is prohibited from distributing products that are directly competitive with CITRA VU, except for products that had been or were being developed by E-Z-EM as of the date of our agreement with E-Z-EM and that contain specified chemical compounds. E-Z-EM may terminate the agreement at any time upon six months' notice.

        Nycomed Collaboration. In October 1997, we entered into an agreement with Nycomed, granting Nycomed exclusive sales and marketing rights to LUTRIN for different types of cancer in all markets excluding the United States, Canada and Japan. In exchange for these rights, Nycomed agreed to pay us up to approximately $14.0 million in license fees and cost reimbursement, based upon an agreed budget, milestone payments and development cost subsidies related to the initial cancer uses for LUTRIN to be developed by us and Nycomed. In each case, we must reach certain development, clinical or commercialization milestones to receive payment. Nycomed may pay us approximately $14.0 million in additional milestone payments and cost reimbursement, assuming similar costs and agreement upon a similar budget, during the course of development for subsequent cancer treatments, if such clinical trials are successfully completed. Nycomed has agreed to bear a portion of the device and clinical development costs required for regulatory submission for product approval in the United States. We will then use this information as a basis for approvals in Europe. Pharmacyclics and Nycomed will make regulatory submissions in our respective marketing territories. We are required to supply bulk drug substance to Nycomed through our manufacturing collaborations.

PATENTS AND PROPRIETARY TECHNOLOGY

        We believe our success depends upon our ability to protect our proprietary technology. We, therefore, aggressively pursue, prosecute, protect and defend patent applications, issued patents, trade secrets, and licensed patent and trade secret rights covering certain aspects of our technology.

        Our patents, patent applications, and licensed patent rights cover various compounds, pharmaceutical formulations and methods of use. We own or have license rights to:

        o       62 issued U.S. patents;

        o       2 additional allowed patent applications in the U.S.; and

        o       32 other pending U.S. patent applications.

The issued U.S. patents expire between 2006 and 2016. We also own or license 81 issued non-U.S. patents including 66 patents issued throughout Europe and 112 pending non-U.S. patent applications filed regionally under the Patent Cooperation Treaty and with the European Patent Office, and nationally in Canada, Japan, Australia and certain other countries.

        We may be unsuccessful in prosecuting our patent applications or patents may not issue from our patent applications. Even if patents are issued and maintained, these patents may not be of adequate scope to benefit us, or may held invalid and unenforceable against third parties.

        We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require all of our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and these agreements provide that all inventions arising out of the relationship with Pharmacyclics shall be our exclusive property.

DRUG SUPPLY AGREEMENTS

        We currently use third parties to manufacture various components of our products under development.

        Texaphyrin-based Products. In September 1996, we entered into an agreement with Hoechst Celanese Corporation, a manufacturer of chemicals and pharmaceutical intermediates, to optimize and scale up a manufacturing process for and supply of our texaphyrin-based products. In October 1997, Hoechst Celanese assigned the agreement to Celanese, Ltd. in connection with Hoechst Celanese's corporate restructuring. This agreement granted Celanese exclusive worldwide manufacturing rights and required Celanese to supply all of our texaphyrin-based products for late-stage clinical and commercial use. As a result of the change in its business focus, Celanese requested that we pursue alternative supply sources. On August 27, 1999, we entered into an agreement to terminate the manufacturing and supply agreement with Celanese. Pursuant to that agreement, Celanese assigned to us all right, title and interest in and to the manufacturing technology and intellectual property for our texaphyrin-based products and agreed to make a cash payment of $750,000 to us. The termination agreement also relieved us of all obligations to pay Celanese for shared development costs incurred prior to termination of the agreement. As of June 30, 1999, we had accrued approximately $2.8 million associated with such costs.

        During discussions with Celanese that resulted in the termination of the manufacturing and supply agreement, we entered into agreements with three new manufacturers to evaluate their ability to supply us with the components of the texaphyrin-based products. They are currently in the process of producing initial supplies, which include commercial quantities, of such products for delivery to us during fiscal year 2000. We have sufficient quantity of texaphyrin-based products to supply our current clinical trial plans.

        Photodynamic Therapy Light Production and Delivery Devices. In connection with our development of LUTRIN and ANTRIN as photosensitizers, we have developed certain light sources and delivery methods, such as lasers and light emitting diodes. We have purchased light emitting diode devices capable of producing the required wavelength of light for use in photodynamic therapy with LUTRIN. We have also used light emitting diode devices in preclinical animal studies and Phase I and Phase II trials. In addition, we have acquired from CardioFocus, Inc. cylindrically diffusing light fibers for animal studies and for use in Phase I studies in cardiovascular disease. CardioFocus is also developing fibers that we intend to use in future LUTRIN and ANTRIN trials. In October 1997, we entered into a development agreement with Diomed, Inc. under which Diomed would develop a diode laser system for use in photodynamic therapy. This effort was successful and we have used Diomed lasers in our ANTRIN clinical trial and plan to use them in future LUTRIN trials. In addition, we may seek other suppliers of light delivery devices for clinical trials and commercial purposes, although we cannot be certain that any agreements will be reached with such suppliers on terms commercially reasonable to us, if at all.

COMPETITION

        We face intense competition from pharmaceutical companies, universities, governmental entities and others in the development of therapeutic and diagnostic agents for the treatment of diseases which we target. Many of these entities have significantly greater research and development capabilities than us, as well as substantial marketing, manufacturing, financial and managerial resources. Acquisitions of, or investments in, competing pharmaceutical companies by large collaborating partners could increase such competitors' financial, marketing, manufacturing and other resources. Developments by others may render our products or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Competitors may be developing products that have an entirely different approach or means of accomplishing similar diagnostic, imaging and therapeutic effects than our products under development.

        Although the FDA has not yet approved any agents for the enhancement of radiation therapy or chemotherapy, we expect significant competition in these fields, as we believe that one or more companies are developing and testing products which compete directly with our products under development. These companies may succeed in developing technologies and products that are more effective than XCYTRIN or would render our products or technologies obsolete. Moreover, certain existing chemotherapy agents also are used as radiation enhancers. See "Risk Factors -- We face rapid technological change and intense competition."

        The FDA has approved Photofrin(R), a photosensitizer developed by QLT Phototherapeutics, Inc., for the treatment of specific types of cancer. We are aware of several other photosensitizers in various stages of development for a number of uses. In addition to QLT Phototherapeutics, Inc., other companies are developing products in this area. Some companies developing photodynamic therapy products are developing specialized light delivery devices for their products, which, when combined with their product offering, may give them a competitive advantage over our strategy of obtaining such devices from third-party sources.

        We also face intense competition in the treatment of atherosclerosis which currently includes the use of pharmaceutical agents and devices. Various drugs also have been shown to reduce or prevent atherosclerosis. Balloon angioplasty and stents are widely-used and generally accepted techniques to reduce the narrowing of vessels by atherosclerosis. We believe that photoangioplasty with ANTRIN may provide advantages over these techniques.

        We face substantial competition in the treatment of macular degeneration. Several other approaches to treatment are being investigated, including the use of other photosensitizers and drugs. Recently, QLT Phototherapeutics, Inc. reported that their photosensitizer, VISUDYNE, produced positive clinical results in a controlled phase III clinical trial in patients with age-related macular degeneration. Although we believe our photosensitizer has advantages over VISUDYNE, we expect that VISUDYNE will receive regulatory approval sooner than OPTRIN.

        We also expect competition in the development of improved oral MRI contrast agents to increase substantially.

GOVERNMENT REGULATION

        FDA Regulation and Product Approval

        The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. We believe that our products will be regulated as drugs by the FDA rather than as biologics or devices.

        The process required by the FDA before our products may be marketed in the U.S. generally involves the following:

        o       preclinical laboratory and animal tests;

        o submission of an IND application which must become effective before clinical trials may begin;

        o adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use; and

        o       FDA approval of a new drug application.

The testing and approval process requires substantial time, effort, and financial resources and we cannot be certain that any approval will be granted on a timely basis, if at all.

        Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. We then submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. Further, an independent Institutional Review Board at the medical center proposing to conduct the clinical trials must review and approve any clinical study.

        Human clinical trials are typically conducted in three sequential phases which may overlap:

        o PHASE I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

        o PHASE II: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

        o PHASE III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

        In the case of products for severe or life-threatening diseases such as cancer, the initial human testing is often conducted in patients rather than in healthy volunteers. Since these patients already have the target disease, these studies may provide initial evidence of efficacy traditionally obtained in Phase II trials and thus these trials are frequently referred to as Phase I/II trials. We cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or the Institutional Review Board or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

        The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a new drug application for approval of the marketing and commercial shipment of the product. The FDA may deny a new drug application if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the new drug application does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

        On November 21, 1997, President Clinton signed into law the Food and Drug Administration Modernization Act. That act codified the FDA's policy of granting "Fast Track" approval for cancer therapies and other therapies intended to treat severe or life-threatening diseases. Previously, the FDA approved cancer therapies primarily based on patient survival rates and/or data on improved quality of life. The FDA considered evidence of partial tumor shrinkage, while often part of the data relied on for approval, insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA's new policy, which became effective on February 19, 1998, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other clinical outcomes for approval. This new policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals; however, it is too early to tell what effect, if any, these provisions may actually have on product approvals.

        In addition to the drug approval requirements applicable to our LUTRIN product for photosensitization of certain cancers and ANTRIN for photoangioplasty of atherosclerosis, we will also need to obtain FDA approval for the laser and associated light delivery devices used in such treatments. To obtain approval of such devices, Pharmacyclics and the manufacturers of such devices must submit additional clinical data obtained from the use of such devices with LUTRIN and ANTRIN, which may further delay or hinder the approval process for these photosensitizers. Manufacturers of such light delivery devices currently are under no obligation to us to file or pursue such applications, and any delay or refusal on their part to do so could have a material adverse effect on us.

        Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for any of our products under development on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities is not always conclusive and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business. Marketing our products abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

        Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with good manufacturing practices, which impose certain procedural and documentation requirements upon us and our third party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the GMP regulations and other FDA regulatory requirements.

        The FDA regulates drug labeling and promotion activities. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. Under the Modernization Act of 1997, the FDA will permit the promotion of a drug for an unapproved use in certain circumstances, but subject to very stringent requirements. We and our products are also subject to a variety of state laws and regulations in those states or localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

        The FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations which could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation which might arise from future legislative or administrative action, either in the U.S. or abroad.

EMPLOYEES

        As of August 31, 1999, we had 99 employees, 3 of whom were part-time. Ninety of our employees are engaged in research, development, preclinical and clinical testing, manufacturing, quality assurance and quality control and regulatory affairs and 9 in finance, administration and operations. Twenty-one of our employees have an M.D. or Ph.D. degree. Our future performance depends in significant part upon the continued service of our key scientific, technical and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business.

        Our future success also depends on our continuing ability to attract, train and retain highly qualified scientific and technical personnel. Competition for these personnel is intense, particularly in the San Francisco Bay Area where we are headquartered. Due to the limited number of people available with the necessary scientific and technical skills, we can give no assurance that we can retain or attract key personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

                                  RISK FACTORS

        This Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this section as well as those discussed elsewhere in this Form 10-K.

                         RISKS RELATED TO PHARMACYCLICS

ALL OF OUR PRODUCT CANDIDATES ARE IN DEVELOPMENT, AND WE CANNOT BE CERTAIN THAT ANY OF OUR PRODUCTS UNDER DEVELOPMENT WILL BE COMMERCIALIZED

        To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products under development. The time frame necessary to achieve these goals for any individual product is long and uncertain. Before we can sell any of our products under development, we must demonstrate through preclinical (animal) studies and clinical (human) trials that each product is safe and effective for human use for each targeted disease. We have conducted and plan to continue extensive and costly clinical trials to assess the safety and effectiveness of our potential products. We cannot be certain that we will be permitted to begin or continue our planned clinical trials for our potential products, or if permitted, that our potential products will prove to be safe and to produce their intended effects.

        The completion rate of our clinical trials depends upon, among other factors, the rate of patient enrollment. We may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us.

        Additionally, demands on our clinical staff have been increasing and we expect they will continue to increase as a result of later-stage clinical trials of our products in development and our monitoring of additional clinical trials. We may fail to effectively oversee and monitor these many simultaneous clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled. Even if we are able to submit a new drug application as scheduled, the Food and Drug Administration may not clear our application in a timely manner or may deny the application entirely.

        Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, data such as ours is susceptible to varying interpretations which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry, including biotechnology companies like us, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory clearance of the potential product and would materially harm our business. Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products.

WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE

        We have incurred significant operating losses since our inception in 1991 and, as of June 30, 1999, had an accumulated deficit of approximately $67.1 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. To date, we have not generated revenue from the commercial sale of our products and do not expect to receive any such revenue in the near future. All revenues to date are primarily from license and milestone payments and, to a lesser extent, funding from one government research grant.

FAILURE TO OBTAIN PRODUCT APPROVALS OR COMPLY WITH ONGOING GOVERNMENTAL REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS

        The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market a product, we will have to demonstrate that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. Data obtained from clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. We compared the results of our Phase Ib/II clinical trial of XCYTRIN to historical data using a 528-patient database containing information on clinical features and outcomes in comparable patients receiving treatment with identical doses of radiation alone. Historical analyses have many limitations and, while supportive, are not considered proof that XCYTRIN improved the outcome of patients enrolled in the study.

        In addition, we may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We may encounter similar delays in foreign countries. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the clinical uses that we specify.

        Marketing or promoting a drug for an unapproved use is subject to very strict controls. Furthermore, clearance may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products, which in turn would have a material adverse effect on our business, financial condition and results of operations:

        o       failure to obtain or maintain requisite governmental approvals;

        o failure to obtain approvals of clinically intended uses of our products under development; or

        o identification of serious and unanticipated adverse side effects in our products under development.

        Manufacturers of drugs also must comply with the applicable FDA good manufacturing practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. We or our present or future suppliers may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. We have not been subject to a GMP inspection by the FDA or any state agency.

        We may be subject to delays in commercializing our products for photodynamic therapies due to delays in approvals of the third-party light sources required for these products. E-Z-EM will not be able to market our CITRA VU product until we satisfactorily address FDA issues, which may involve performing an additional pivotal clinical trial.

ACCEPTANCE OF OUR PRODUCTS IN THE MARKETPLACE IS UNCERTAIN, AND FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS

        Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

        o the receipt of regulatory approvals for the uses that we are studying;

        o the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products and diagnostic and/or imaging techniques; and

        o pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators.

        Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products.

WE MAY FAIL TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR SECURE RIGHTS TO THIRD-PARTY PATENTS

        A number of third-party patent applications have been published, and some have issued, relating to biometallic and expanded porphyrin chemistries. It is likely that competitors and other third parties have and will continue to file applications for and receive patents relating to similar or even the same compositions, methods or designs as those of our products. If any third-party patent claims are asserted against the company's products and are upheld as valid and infringed, we could be prevented from practicing the subject matter claimed in such patents, require license(s) or have to redesign our products or processes to avoid infringement. Such licenses may not be available or, if available, may not be on terms acceptable to us. Alternatively, we may be unsuccessful in any attempt to redesign our products or processes to avoid infringement. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to the company, and diversion of our efforts.

        We are aware of several U.S. patents owned or licensed to Schering AG that relate to pharmaceutical formulations and methods for enhancing magnetic resonance imaging. We have obtained the opinion of special patent counsel that the technologies we employ for our imaging product under development and magnetic resonance imaging detectable compounds do not infringe the claims of such patents. Nevertheless, Schering AG may still choose to assert one or more of those patents. If any of our products were legally determined to be infringing a valid and enforceable claim of any such patents, our business could be materially adversely affected. Further, any allegation by Schering AG that we infringed their patents would likely result in significant legal costs and require the diversion of substantial management resources. Schering AG sent communications to us suggesting that our oral magnetic resonance imaging contrast agent, CITRA VU, may infringe certain of their patents. We are aware that Schering AG has asserted patent rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering AG with respect to one or more of such patents. We cannot be certain that we would be successful in defending a lawsuit or able to obtain a license on commercially reasonable terms from Schering AG, if required.

        We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the relationship with Pharmacyclics shall be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in unpatented proprietary technology.

WE RELY HEAVILY ON THIRD PARTIES

        We currently depend heavily and will depend heavily in the future on third parties for support in product development, manufacturing, marketing and distribution. We have a collaboration agreement with Nycomed. We rely on Nycomed for a portion of our LUTRIN development costs in the form of milestone payments, and for the commercialization, when and if LUTRIN is approved, of this product outside the United States, Canada and Japan. In the field of retinal degeneration, we depend on Alcon for preclinical and clinical studies, regulatory filings and sales and marketing of OPTRIN for ophthalmology uses worldwide. We have entered into agreements with E-Z-EM, Ltd. and E-Z-EM, Inc. (together "E-Z-EM") for sales, marketing and distribution of CITRA VU in Europe and North America. E-Z-EM, Alcon or Nycomed may terminate their agreements with us at their election. We cannot be certain that any of these parties will fulfill their obligations in a manner that maximizes our revenues. Our failure to receive milestone payments or any reduction or discontinuance of efforts by our partners or the termination of these alliances could have a material adverse effect on our business, financial condition and results of operations.

        We also depend upon the National Cancer Institute for the sponsoring and funding of certain of the clinical trials of our XCYTRIN radiation sensitizer and LUTRIN photosensitizer products in development. We cannot be certain that the National Cancer Institute will enlist support for all such trials or that it will continue our funding. If the National Cancer Institute did not support such trials, we may have to fund the continuation of such trials ourselves or reduce the number of disease types in our clinical trials.

        We may be unsuccessful in entering into additional strategic alliances for the development or commercialization of other product candidates. Even if we did enter into any such alliances, they may not be on terms favorable to us or they may ultimately be unsuccessful. See "Business -- Research, Clinical Development and Marketing Collaborations."

        We have no expertise in the development of light sources and associated light delivery devices required for our photoangioplasty and photodynamic therapy products under development. Successful development, manufacturing, approval and distribution of our photosensitization products will require third party participation for the required light sources, associated light delivery devices and other equipment. We currently obtain lasers from Diomed, Inc., light emitting diodes from Quantum Devices, Inc. and cylindrically diffusing light fibers from CardioFocus on a purchase order basis, and such entities are under no obligation to continue to deliver light devices on an ongoing basis. Failure to maintain such relationships may require us to develop additional supply sources which may require additional clinical trials and regulatory approvals and could materially delay commercialization of our LUTRIN and ANTRIN products under development. We may be unable to establish or maintain relationships with other supply sources on a commercially reasonable basis, if at all, or alternatively, the enabling devices may not receive regulatory approval for use in photoangioplasty or photodynamic therapy. See "Business -- Research, Clinical Development and Marketing Collaborations" and "-- Manufacturing and Suppliers."

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND THUS RELY HEAVILY UPON CONTRACT MANUFACTURERS

        We must manufacture our products in commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. We do not own manufacturing facilities necessary to provide clinical and commercial quantities of our products.

        In September 1996, we entered into an agreement with Hoechst Celanese Corporation, a manufacturer of chemicals and pharmaceutical components, to optimize and scale up a manufacturing process for and supply of our texaphyrin-based products. In October 1997, Hoechst Celanese assigned the agreement to Celanese, Ltd., in connection with Hoechst Celanese's corporate restructuring. This agreement granted Celanese exclusive worldwide manufacturing rights and required Celanese to supply all of our texaphyrin-based products for late-stage clinical and commercial use. As a result of the change in its business focus, Celanese requested that we pursue alternative supply sources. On August 27, 1999, we entered into an agreement to terminate the manufacturing and supply agreement with Celanese. Pursuant to that agreement, Celanese assigned to us all right, title and interest in and to the manufacturing technology and intellectual property for our texaphyrin-based products.

        During discussions with Celanese that resulted in termination of the manufacturing and supply agreement, we entered into agreements with three new manufacturers to evaluate their ability to supply us with the components of the texaphyrin-based products. None of these manufacturers has delivered commercial quantities of the components or drug substance to us yet, and we cannot be certain that they will be able to deliver commercial quantities of the components or drug substance on a timely basis. Because each of these manufacturers will supply a component of the bulk drug substance, if any of these manufacturers fails to perform its obligations in a timely fashion, our business could be materially harmed. Due to the addition of alternative manufacturers, we must demonstrate to the FDA the substantial chemical equivalence of the materials produced by these manufacturers to the materials used in our clinical trials to date. Failure to demonstrate chemical equivalence of the material produced by these manufacturers could involve performing additional clinical trials and could have a material adverse effect on our business, financial condition and results of operations. In addition, we are in the process of negotiating commercial-scale supply agreements with the same group of manufacturers, but we cannot be certain that we will be able to successfully negotiate these agreements at all or on commercially acceptable terms. Until the transfer from Celanese to the alternative manufacturers is completed, we will face uncertainties regarding the willingness or ability of Celanese or any additional suppliers to deliver bulk drug substance for our products on a timely and commercially attractive basis. Any interruption of supply could have a material adverse effect on our ability to manufacture and commercialize our products.

        Any failure by these third parties to supply our requirements or the National Cancer Institute's requirements for clinical trial materials would jeopardize the completion of such trials and could therefore have a material adverse effect on us. We are engaged in preliminary discussions with a number of manufacturers regarding process development and validation, filling, labeling and packaging of the finished dosage form of XCYTRIN, LUTRIN and ANTRIN. A failure to successfully complete any such agreement could, if we could not locate alternate manufacturing capabilities, have a material adverse effect on our business, financial condition and results of operations.

        E-Z-EM has assumed manufacturing responsibility for CITRA VU through its affiliate, Therapex. Because of the change in our manufacturing source for CITRA VU, we must obtain approval of the new source and must demonstrate the substantial equivalence of the new source to the sources that we used in our previous clinical trials, which could involve performing additional clinical trials. Failure to demonstrate equivalence of these sources could have a material adverse effect on our business, financial condition and results of operations.

        Prior to regulatory approval of our products under development, we intend to negotiate supply agreements with manufacturers who will have the ability to manufacture, fill, label and package such materials prior to commercial introduction of these products. However, only a limited number of contract manufacturers that operate under current federal and state good manufacturing practice regulations and are capable of manufacturing our products exist. Accordingly, we cannot be certain that we will be able to enter into supply agreements on commercially acceptable terms with manufacturers or that we will enter into supply agreements with manufacturers who will be able to deliver supplies in appropriate quantity and quality to develop and commercialize our products. Any interruption of supply of our products could have a material adverse effect on our business, financial condition and results of operations.

WE LACK MARKETING AND SALES EXPERIENCE

        We currently do not have marketing, sales or distribution experience. Therefore, to service markets in which we have retained sales and marketing rights and in the event that any of our agreements with Alcon, Nycomed, or E-Z-EM is terminated, we must develop a sales force with technical expertise. We have no experience in developing, training or managing a sales force. We will incur substantial additional expenses in developing, training and managing such an organization. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or our direct marketing and sales efforts may be unsuccessful. In addition, we compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against such other companies.

OUR CAPITAL REQUIREMENTS ARE UNCERTAIN AND WE MAY HAVE DIFFICULTY RAISING NEEDED CAPITAL IN THE FUTURE

        We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We will require additional funds for these purposes, to establish additional clinical-and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of our products. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs which would materially and adversely affect our business, financial condition and operations.

        We believe that the net proceeds of this offering, together with our cash, cash equivalents and investments, will be adequate to satisfy our capital needs through at least calendar year 2001. However, our actual capital requirements will depend on many factors, including:

        o       continued progress of our research and development programs;

        o       our ability to establish additional collaborative arrangements;

        o       changes in our existing collaborative relationships;

        o       progress with preclinical studies and clinical trials;

        o       the time and costs involved in obtaining regulatory clearance;

        o the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; and

        o       competing technological and market developments.

        o our ability to market and distribute our products and establish new collaborative and licensing arrangements.

        We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources which may be dilutive to existing stockholders. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.

                          RISKS RELATED TO OUR INDUSTRY

WE FACE RAPID TECHNOLOGICAL CHANGE AND INTENSE COMPETITION

        The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our products under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources.

        We are a relatively new enterprise and are engaged in the development of novel therapeutic technologies. As a result, our resources are limited and we may experience technical challenges inherent in such novel technologies.

        Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic, diagnostic and imaging effects than our products. We are aware that one of our competitors in the market for photodynamic therapy drugs has received marketing approval of a product for certain uses in the United States and other countries. Our competitors may develop products that are safer, more effective or less costly than our products and, therefore, present a serious competitive threat to our product offerings.

        The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our products even if commercialized. The diseases for which we are developing our therapeutic products can also be treated, in the case of cancer, by surgery, radiation and chemotherapy, and in the case of atherosclerosis, by surgery, angioplasty, drug therapy and the use of devices to maintain and open blood vessels. These treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our products to receive widespread acceptance if commercialized.

WE ARE SUBJECT TO UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT AND REFORM

        The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on our business, financial condition and results of operations.

        Our ability to commercialize our products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially adversely affect our ability to operate profitably.

OUR BUSINESS EXPOSES US TO PRODUCT LIABILITY CLAIMS

        The testing, manufacture, marketing and sale of our products involve an inherent risk that product liability claims will be asserted against us. Although we are insured against such risks up to a $10,000,000 annual aggregate limit in connection with clinical trials and commercial sales of our products, our present product liability insurance may be inadequate. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our pharmaceutical products. A product liability claim or recall would have a material adverse effect on our reputation, business, financial condition and results of operations.

OUR BUSINESS INVOLVES ENVIRONMENTAL RISKS

        In connection with our research and development activities and our manufacture of materials and products, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an occurrence, we could be held liable for any damages that result and any such liability could exceed our resources.

YEAR 2000 ISSUES COULD DISRUPT OUR BUSINESS OPERATIONS

        We have assessed our exposure to Year 2000-related problems, focusing on four potential areas of exposure: internal information systems, scientific equipment, facility support systems and the readiness of significant third parties with whom we have material business relationships. We have substantially completed the implementation of all necessary upgrades and believe that the Year 2000 issue will not pose significant operational problems for our internal computer systems. After an inventory of our major pieces of scientific equipment and of our major facility support systems such as communications, security and building maintenance systems, we believe them to be Year 2000-compliant. We have contacted our significant suppliers and service providers to determine the extent to which our systems which interact with systems of third parties would be vulnerable if those third parties failed to address their own Year 2000 issues. We cannot be certain that the systems of other companies on which our systems rely will be timely converted and any failure by these companies to do so may have an adverse impact on our systems. We estimate that the cost of the required upgrades and conversions will not have a significant impact on our results of operations.

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

        Executive officers and directors of the Company, and their ages as of June 30, 1999, are as follows:

NAME                                     AGE                       POSITION
----                                     ---                       --------
Richard A. Miller, M.D.................  48   President, Chief Executive Officer and Director
Marc L. Steuer.........................  52   Senior Vice President, Business Development
Leiv Lea...............................  45   Vice President, Finance and Administration and
                                              Chief Financial Officer
David A. Lowin, Esq....................  44   Vice President, Intellectual Property Counsel
Hugo Madden, Ph.D. ....................  49   Vice President, Chemical Operations
Phyllis I. Gardner, M.D................  49   Director
Joseph S. Lacob(1)(2)..................  43   Director
Joseph C. Scodari(1)...................  46   Director
Craig C. Taylor(1)(2)..................  49   Director

----------

(1)     Member of Compensation Committee.

(2)     Member of Audit Committee.

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

        Mr. Steuer has served as Senior Vice President, Business Development since December 1998. Prior to that, Mr. Steuer served as Senior Vice President, Business Development and Chief Financial Officer from May 1998 to December 1998. Prior to that, Mr. Steuer served as Vice President, Business Development and Chief Financial Officer from November 1994 to May 1998. From April 1992 to November 1994, he was Executive Vice President, Business Development and Commercial Affairs for SciClone Pharmaceuticals, Inc. and also served as its Chief Financial Officer. From 1985 to 1992, Mr. Steuer served in a variety of roles in the Pilkington Visioncare Group ("PVG"), which developed, manufactured and distributed medical devices, pharmaceuticals and equipment for the ophthalmic field. Mr. Steuer received both B.S. and M.S. degrees in Electrical Engineering from Columbia University and an M.B.A. from New York University.

        Mr. Lea has served as Vice President, Finance and Administration and Chief Financial Officer since December 1998. Prior to that, Mr. Lea served as Vice President, Finance and Administration from December 1997 to December 1998. From September 1996 through November 1997, he served as a financial consultant for high technology companies and was Acting Chief Financial Officer for Global Village Communications, Inc. From 1987 through June 1996 he served as Vice President and Chief Financial Officer of Margaux, Inc., a public company that manufactured refrigeration equipment. Mr. Lea received a B.S. degree in Agricultural Economics from the University of California, Davis and an M.B.A. from the University of California, Los Angeles.

        Mr. Lowin has served as Vice President and Intellectual Property Counsel since April 1998 and Assistant Secretary of the Company since July 1998. From January 1995 to April 1998 he was Vice President, Intellectual Property, Chief Patent Counsel and Assistant Secretary for Connetics Corporation, a public biotechnology company. From 1982 to 1995, Mr. Lowin served at Syntex Corporation, a pharmaceutical company, most recently as Assistant Director of the Patent Law Department. He received a B.A. degree in Chemistry from Hobart College and a J.D. from the Franklin Pierce Law Center, where he serves on the Intellectual Property Law Advisory Committee.

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

        Dr. Gardner was elected as a Director of the Company in June 1999. She is currently the Senior Associate Dean for Education and Associate Professor of Molecular Pharmacology and Medicine at Stanford University School of Medicine, where she has been a faculty member since 1984. From 1996 to 1998, she was the vice president of research and head of ALZA Technology Institute of ALZA Corporation in Palo Alto, California. Dr. Gardner received her M.D. from Harvard Medical School in 1976.

        Mr. Lacob was elected as a Director of the Company in June 1991. He is a General Partner of Kleiner Perkins Caufield & Byers, a venture capital investment firm, which he joined in 1987. Mr. Lacob is currently a Director of Corixa Corporation, Sportsline USA, Inc., and Heartport, Inc., as well as several private life science and internet companies. Mr. Lacob holds a B.S. degree in Biochemistry from the University of California, Irvine, an M.S. in Public Health from the University of California, Los Angeles, and an M.B.A. from Stanford University.

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

        Mr. Taylor was elected as a Director of the Company in June 1991. He is a General Partner of AMC Partners 89, L.P., and the General Partner of Asset Management Associates 1989, L.P., a private venture capital partnership. Mr. Taylor has been with Alloy Ventures, Inc., a venture management firm which succeeded Asset Management Company, the prior management firm for the Asset Management funds, since 1998. Mr. Taylor had been with Asset Management Company from 1977 to 1998. Mr. Taylor is a Director of Lynx Therapeutics, Inc. and several private companies. Mr. Taylor holds B.S. and M.S. degrees in Physics from Brown University and an M.B.A. from Stanford University.

ITEM 2. PROPERTIES

        Our corporate offices are located in Sunnyvale, California, where we lease approximately 32,500 square feet under a lease that expires in January 2002. As of August 31, 1999, the annual base rent for this facility was approximately $384,000. This facility includes administrative and research and development space. In April 1999, we entered into a 2 1/2 year lease, with a one year automatic renewal option, for an 18,000 square feet facility also in Sunnyvale. This facility is used for administrative space, and the annual base rent is approximately $348,000. Both leases are non-cancelable operating leases. We believe that the office space that we currently lease in Sunnyvale will be sufficient to meet our needs through at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock began trading publicly on the Nasdaq National Market on October 24, 1995 and is traded under the symbol "PCYC." Prior to that date, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices of the common stock.

                                                   HIGH    LOW
                                                  ------  ------
FISCAL YEAR ENDED JUNE 30, 1998
First Quarter................................     $27.00  $14.38
Second Quarter...............................      28.00   21.00
Third Quarter................................      29.62   20.75
Fourth Quarter...............................      34.88   22.00

FISCAL YEAR ENDED JUNE 30, 1999
First Quarter................................     $24.00  $12.75
Second Quarter...............................      26.00   10.63
Third Quarter................................      27.25   14.38
Fourth Quarter...............................      29.00   13.38

        As of August 31, 1999, there were 108 holders of record of our common stock. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes included elsewhere herein.

                                                                                                                      PERIOD FROM
                                                                                                                       INCEPTION
                                                                    YEAR ENDED JUNE 30,                               (APRIL 1991)
                                             --------------------------------------------------------------------        THROUGH
                                               1995           1996           1997           1998           1999       JUNE 30, 1999
                                             --------       --------       --------       --------       --------     -------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License and grant revenues ..............  $     79       $    301       $     25       $  2,700       $    750       $  6,855
  Contract revenue ........................        --             --             --            831          1,291          2,122
                                             --------       --------       --------       --------       --------       --------
      Total revenues ......................        79            301             25          3,531          2,041          8,977
                                             --------       --------       --------       --------       --------       --------
Operating expenses:
  Research and development ................     9,330          7,641          9,632         13,973         21,889         73,022
  General and administrative ..............       996          1,515          1,905          1,987          2,762         10,824
                                             --------       --------       --------       --------       --------       --------
      Total operating expenses ............    10,326          9,156         11,537         15,960         24,651         83,846
                                             --------       --------       --------       --------       --------       --------
Loss from operations ......................   (10,247)        (8,855)       (11,512)       (12,429)       (22,610)       (74,869)
Interest income ...........................       187            940          1,480          2,826          3,398          9,165
Interest expense ..........................      (419)          (320)          (226)           (72)           (34)        (1,332)
                                             --------       --------       --------       --------       --------       --------
Loss before income taxes ..................   (10,479)        (8,235)       (10,258)        (9,675)       (19,246)       (67,036)
Provision for income taxes ................        --             --             --             --             --           (101)
                                             --------       --------       --------       --------       --------       --------
Net loss ..................................  $(10,479)      $ (8,235)      $(10,258)      $ (9,675)      $(19,246)      $(67,137)
                                             ========       ========       ========       ========       ========       ========
Basic and diluted net loss per share(1) ...  $ (12.04)      $  (1.35)      $  (1.11)      $  (0.87)      $  (1.55)
                                             ========       ========       ========       ========       ========
Shares used to compute basic and
  diluted net loss per share(1) ...........       870          6,106          9,264         11,061         12,378
                                             ========       ========       ========       ========       ========


                                                                                   JUNE 30,
                                                     --------------------------------------------------------------------
                                                       1995           1996           1997           1998           1999
                                                     --------       --------       --------       --------       --------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments ..  $    376       $ 22,003       $ 30,827       $ 36,645       $ 46,405
Long-term investments ..............................        --             --          6,103         33,736          5,067
Total assets .......................................     3,539         25,015         39,707         73,019         55,557
Capital lease obligations ..........................     2,178          1,858          1,298            530            275
Deficit accumulated during development stage .......   (19,723)       (27,958)       (38,216)       (47,891)       (67,137)
Total stockholders' equity (deficit) ...............    (1,652)        21,991         36,696         68,641         49,957

----------

(1) See Note 1 to the financial statements for a description of the computation of basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information, this report contains predictions, estimates and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the factors, including those discussed in "Risk Factors," elsewhere in this report.

OVERVIEW

        Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and retinal disease. We are currently in a multicenter international Phase III clinical trial of XCYTRIN to improve the efficacy of radiation therapy of tumors that have spread to the brain resulting from a variety of cancers, including those of the lung and breast. We have completed a Phase II clinical trial for LUTRIN as a photosensitizer to evaluate its safety, tolerability and efficacy for use in the photodynamic therapy of recurrent breast cancers to the chest wall. Through our Cooperative Research and Development Agreement, the National Cancer Institute intends to conduct several Phase I clinical trials of XCYTRIN and LUTRIN, each for a variety of additional cancer indications. We have also completed a Phase I clinical trial for ANTRIN to evaluate its safety and efficacy for photoangioplasty treatment of patients with peripheral arterial disease involving the blood vessels of the lower extremities. In addition, Alcon is conducting a Phase I/II clinical trial of OPTRIN for the photodynamic therapy of patients with a degenerative disease of the retina caused by growths of small blood vessels in the retina known as age-related macular degeneration. Alcon is conducting this trial under a 1997 evaluation and license agreement that gave Alcon the right to conduct worldwide development, marketing and sales of OPTRIN for ophthalmology indications. Also in 1997, we entered into a collaborative agreement with Nycomed to sell and market LUTRIN for cancer therapy outside the United States, Canada and Japan.

        To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales, and we do not expect to receive product revenues for at least the next several years. We have incurred significant operating losses since our inception in 1991 and, as of June 30, 1999, had an accumulated deficit of approximately $67.1 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products. See "Risk Factors -- All of our product candidates are in development and we cannot be certain that any of our products under development will be commercialized," "-- Acceptance of our products in the marketplace is uncertain and failure to achieve market acceptance will harm our business," "-- We have a history of operating losses and we expect to continue to have losses in the future" "-- Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business" and "-- Our capital requirements are uncertain and we may have difficulty raising needed capital in the future."

RESULTS OF OPERATIONS

        Comparison of Years Ended June 30, 1999, 1998 and 1997

        Revenues. Our revenues for the years ended June 30, 1999, 1998 and 1997 were $2,041,000, $3,531,000 and $25,000, respectively. Revenues for the year ended June 30, 1999 resulted primarily from a milestone payment from Alcon and contract revenue from Nycomed and Alcon. Revenues in fiscal 1998 consisted primarily of $2,700,000 in license revenue and $831,000 in contract revenue associated with the Nycomed and Alcon agreements. The $25,000 of revenue in fiscal 1997 was the result of milestone payments from E-Z-EM related to the signing of a European sales and distribution agreement and receipt of marketing approval in the United Kingdom for CITRA VU.

        Research and Development Expenses. Research and development expenses were $21,889,000 for the year ended June 30, 1999, compared to $13,973,000 for the year ended June 30, 1998 and $9,632,000 for the year ended June 30, 1997. The $7,916,000, or 57% increase from 1998 to 1999 was due primarily to increased clinical trial costs, greater drug purchases for use in clinical trials and greater personnel costs. Research and development expenses incurred in connection with research and development contracts were $3,150,000 for the year ended June 30, 1999. We expect research and development expenses to increase in fiscal 2000 as we continue development of our products.

        The $4,341,000, or 45% increase in research and development spending in 1998 from 1997 was due primarily to supporting clinical trials for XCYTRIN, LUTRIN and ANTRIN. Such costs included clinical product supplies, clinical site costs and personnel. Research and development expenses incurred in connection with research and development contracts were $2,200,000 for the year ended June 30, 1998.

        General and Administrative Expenses. General and administrative expenses for the years ended June 30, 1999, 1998 and 1997 were $2,762,000, $1,987,000 and
$1,905,000, respectively. The $775,000, or 39% increase for 1999 compared to 1998 primarily resulted from increases in personnel and related expenses and costs associated with hiring new employees. General and administrative expenses increased $82,000, or 4%, for 1998 compared to 1997. The increase in fiscal 1998 expense was primarily related to personnel and related expenses. General and administrative expenses in fiscal 1997 included approximately $300,000 of financing costs related to a planned public financing which was withdrawn due to market conditions. We expect general and administrative expenses to increase in fiscal 2000.

        Interest Income, Net of Interest Expense. Interest income, net of interest expense, was $3,364,000 $2,754,000 and $1,254,000 for the years ended June 30, 1999, 1998 and 1997, respectively. The increase in each of 1999 and 1998 was primarily the result of interest earned on higher average cash balances from a public equity offering completed in February 1998. Our cash equivalents and investments consist primarily of fixed rate instruments that are not subject to interest rate risk.

        Income Taxes. At June 30, 1999, we had net operating loss carryforwards of approximately $58.0 million for federal income tax reporting purposes and tax credit carryforwards of approximately $2.9 million for federal reporting purposes. These amounts expire at various times through 2019. As a result of ownership changes that have occurred during the past four fiscal years, we believe that utilization of our net operating loss and tax credit carryforwards is subject to annual limitations. See Note 6 of "Notes to Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of working capital have been primarily private and public equity financings and proceeds from collaborative research and development agreements, as well as grant revenues, interest income and property and equipment financings. Since inception, we have used approximately $57,750,000 of cash for operating activities and approximately $7,427,000 of cash for the purchase of laboratory and office equipment and payments under capital lease agreements.

        As of June 30, 1999, we had approximately $51,472,000 in cash, cash equivalents and investments. Net cash used in operating activities was $17,243,000, $6,545,000 and $8,553,000 for the years ended June 30, 1999, 1998 and 1997, respectively, and resulted primarily from operating losses adjusted for non-cash expenses and changes in accounts payable. Net cash provided by investing activities was $7,414,000 in the year ended June 30, 1999 and consisted primarily of proceeds from the sale of investments, partially offset by purchase of investments and property and equipment. Net cash used in investing activities was $36,629,000 and $13,291,000 for the years ended June 30, 1998 and 1997, respectively, and consisted primarily of net purchases of investments. Net cash provided by financing activities was $303,000, $40,761,000 and $23,763,000 for the years ended June 30, 1999, 1998 and 1997, respectively, and consisted primarily of proceeds from the sale of equity securities.

        In February 1998, we sold 2,012,500 shares of our common stock at a price of $21.75 per share which resulted in net proceeds to us of approximately $40.8 million. In February 1997, we completed a private placement of

862,190 shares of common stock at $19.05 per share for net proceeds of $16.3 million. In November 1996, we completed a private placement of 580,000 shares of common stock at $14.00 per share for proceeds of $8.1 million. We filed and had declared effective on April 22, 1997, a registration statement on Form S-3 covering resales of the securities purchased in both private placements.

        Based upon the current status of our product development and commercialization plans, we believe that the net proceeds of this offering, together with our existing cash, cash equivalents and investments, will be adequate to satisfy our capital needs through at least the calendar year 2001. However, our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements. At June 30, 1999 we had approximately $7.4 million in cancelable purchase commitments with three suppliers of drug components and final bulk drug substance and one supplier of lasers.

        Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot be certain that such additional funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors -- Risks Related to Pharmacyclics -- Our capital requirements are uncertain and we may have difficulty raising capital in the future."

IMPACT OF YEAR 2000

        Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead, the so-called "Year 2000" problem. If not corrected, those programs could cause date-related transaction failures.

        We have assessed our exposure for Year 2000-related problems focusing on four potential areas of exposure -- internal information systems, scientific equipment, facility support systems and the readiness of significant third parties with whom we have material business relationships.

        Internal Information Systems

        We are using a number of computers and computer programs across all of our operations. We have performed an inventory of our computer equipment and computer programs. To date, we have identified no significant internal information systems as non-Year 2000-compliant and we have enacted procedures to assure that all purchases of new systems are Year 2000-compliant.

        Scientific Equipment

        We have taken an inventory of the major pieces of our scientific equipment. We believe all major pieces of our scientific equipment to be Year 2000-compliant.

        Facility Support Systems

        We have also taken an inventory of our major facility support systems such as communications, security and building maintenance systems. We believe all major systems to be Year 2000-compliant.

        Third Parties With Major Business Relationships

        We depend upon a large number of third parties that provide information, goods and services to us. These include financial institutions, suppliers, vendors, research partners and governmental entities. We have begun surveying all of our major vendors and other third party interests to determine whether their systems are Year 2000-compliant. We cannot guarantee that all of our key suppliers, partners and others will achieve Year 2000 compliance in a timely manner. The failure of our vendors and partners to successfully address the Year 2000 issue could have a material adverse effect on our ability to fully address our Year 2000 issue. Such failures could materially affect our results of operations, liquidity and financial condition.

        Our contingency plan to minimize the risks associated with Year 2000 issues consists primarily of arranging for adequate supplies of bulk drug substances to ensure that our ongoing clinical trials are not interrupted. Our contingency plan has been substantially implemented as of August 1999.

        We expense external and internal costs specifically associated with addressing Year 2000 issues as incurred. To this point, these costs have not been material and we do not expect such costs to be material in the future. We cannot be certain, however, that our assessment of Year 2000's potential impact on us will not change as we complete our assessment, or that Year 2000 will not ultimately cause a material disruption in our business.

MARKET RISK

        Our cash and cash equivalents, investments and debt are comprised primarily of short-term fixed rate instruments. Accordingly, we are not subject to interest rate risk to any significant degree.

        One of our cancelable drug supply agreements is denominated in a foreign currency. We have not entered into any agreements or transactions to hedge the risk associated with potential fluctuations in currencies; accordingly, we are subject to foreign currency exchange risk related to this contract. While we may enter into hedge or other agreements in the future to actively manage this risk, we do not believe this risk is material to our financial statements.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
Report of Independent Accountants.........................................36
Balance Sheet.............................................................37
Statement of Operations...................................................38
Statement of Cash Flows...................................................39
Statement of Stockholders' Equity (Deficit)...............................40
Notes to Financial Statements.............................................42

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Pharmacyclics, Inc.

        In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of stockholders' equity (deficit) present fairly, in all material respects, the financial position of Pharmacyclics, Inc. (a development stage company) at June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, and for the period from inception (April 1991) through June 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
July 23, 1999

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                        ASSETS

                                                                    JUNE 30,
                                                            -------------------------
                                                              1999            1998
                                                            ---------       ---------
Current assets:
  Cash and cash equivalents .............................   $   3,930       $  13,456
  Short-term investments ................................      42,475          23,189
  Accounts receivable ...................................         309             166
  Prepaid expenses and other current assets .............         463             166
                                                            ---------       ---------
          Total current assets ..........................      47,177          36,977
Long-term investments ...................................       5,067          33,736
Property and equipment, net .............................       3,228           2,253
Other assets ............................................          85              53
                                                            ---------       ---------
                                                            $  55,557       $  73,019
                                                            =========       =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................................   $   4,563       $   3,377
  Accrued liabilities ...................................         747             432
  Current portion of capital lease obligations ..........         216             255
                                                            ---------       ---------
          Total current liabilities .....................       5,526           4,064
Capital lease obligations ...............................          59             275
Deferred rent ...........................................          15              39
                                                            ---------       ---------
          Total liabilities .............................       5,600           4,378
                                                            ---------       ---------

Commitments (Note 7)
Stockholders' equity:
  Preferred stock, $0.0001 par value; 1,000,000 shares
      authorized at June 30, 1999 and 1998;
      no shares issued and outstanding ..................          --              --
  Common stock, $0.0001 par value; 24,000,000 shares
      authorized at June 30, 1999 and 1998;
      shares issued and outstanding -- 12,428,871 at
      June 30, 1999 and 12,294,292 at June 30, 1998 .....           1               1
  Additional paid-in capital ............................     117,178         116,531
  Accumulated other comprehensive income ................         (85)             --
  Deficit accumulated during development stage ..........     (67,137)        (47,891)
                                                            ---------       ---------
          Total stockholders' equity ....................      49,957          68,641
                                                            ---------       ---------
                                                            $  55,557       $  73,019
                                                            =========       =========



   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                    YEAR ENDED JUNE 30,              (APRIL 1991)
                                          --------------------------------------    THROUGH JUNE 30,
                                            1999           1998           1997           1999
                                          --------       --------       --------       --------
Revenues:
  License and grant revenues ...........  $    750       $  2,700       $     25       $  6,855
  Contract revenue .....................     1,291            831             --          2,122
                                          --------       --------       --------       --------
          Total revenues ...............     2,041          3,531             25          8,977
                                          --------       --------       --------       --------

Operating expenses:
  Research and development .............    21,889         13,973          9,632         73,022
  General and administrative ...........     2,762          1,987          1,905         10,824
                                          --------       --------       --------       --------
          Total operating expenses .....    24,651         15,960         11,537         83,846
                                          --------       --------       --------       --------
Loss from operations ...................   (22,610)       (12,429)       (11,512)       (74,869)
Interest income ........................     3,398          2,826          1,480          9,165
Interest expense .......................       (34)           (72)          (226)        (1,332)
                                          --------       --------       --------       --------
Loss before income taxes ...............   (19,246)        (9,675)       (10,258)       (67,036)
Provision for income taxes .............        --             --             --           (101)
                                          --------       --------       --------       --------
Net loss ...............................  $(19,246)      $ (9,675)      $(10,258)      $(67,137)
                                          ========       ========       ========       ========
Basic and diluted net loss per share ...  $  (1.55)      $  (0.87)      $  (1.11)
                                          ========       ========       ========
Shares used to compute basic and
 diluted net loss per share ............    12,378         11,061          9,264
                                          ========       ========       ========



   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                        PERIOD FROM
                                                                                                         INCEPTION
                                                                         YEAR ENDED JUNE 30,            (APRIL 1991)
                                                                 ----------------------------------   THROUGH JUNE 30,
                                                                   1999         1998         1997          1999
                                                                 --------     --------     --------   ----------------
Cash flows from operating activities:
  Net loss ....................................................  $(19,246)    $ (9,675)    $(10,258)    $ (67,137)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization . ..........................       909          828          915         4,293
     Stock compensation expense ...............................        89           91          126           332
     Write-down of fixed assets ...............................        --          188           --           306
     Other ....................................................        --           --           --           (12)
     Changes in assets and liabilities:
       Accounts receivable ....................................      (143)        (166)          --          (309)
       Prepaid expenses and other assets ......................      (219)          54          117          (548)
       Accounts payable .......................................     1,186        2,054          570         4,563
       Accrued liabilities ....................................       315          121           11           747
       Deferred rent ..........................................       (24)         (40)         (34)           15
                                                                 --------     --------     --------     ---------
          Net cash used in operating activities ...............   (17,243)      (6,545)      (8,553)      (57,750)
                                                                 --------     --------     --------     ---------

Cash flows from investing activities:
  Purchase of property and equipment ..........................    (1,884)        (765)        (283)       (3,821)
  Proceeds from sale of property and equipment ................        --           --           --           112
  Purchase of short-term investments ..........................   (14,331)     (28,517)     (17,305)      (50,603)
  Purchase of long-term investments ...........................    (7,704)     (31,619)      (6,103)      (58,778)
  Proceeds from maturities of short-term investments ..........     4,547       20,286       10,400        27,429
  Proceeds from maturities of long-term investments ...........    26,586        3,986           --        34,325
                                                                 --------     --------     --------     ---------
          Net cash provided by (used in) investing activities .     7,414      (36,629)     (13,291)      (51,336)
                                                                 --------     --------     --------     ---------
Cash flows from financing activities:
  Issuance of common stock, net of
     issuance costs ...........................................       558       41,529       24,711        93,108
  Proceeds from notes payable .................................        --           --           --         3,000
  Issuance of convertible preferred
     stock, net of issuance costs .............................        --           --           --        20,514
  Payments under capital lease obligations ....................      (255)        (768)        (948)       (3,606)
                                                                 --------     --------     --------     ---------
          Net cash provided by financing activities ...........       303       40,761       23,763       113,016
                                                                 --------     --------     --------     ---------
Increase (decrease) in cash and cash equivalents ..............    (9,526)      (2,413)       1,919         3,930

Cash and cash equivalents at beginning of period ..............    13,456       15,869       13,950            --
                                                                 --------     --------     --------     ---------
Cash and cash equivalents at end of period ....................  $  3,930     $ 13,456     $ 15,869     $   3,930
                                                                 ========     ========     ========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid ...........................................  $     --     $     --     $     --     $     101
  Interest paid ...............................................        34           72          226         1,250
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Property and equipment acquired under
     capital lease obligations ................................        --           --          338         3,880
  Warrants issued .............................................        --           --           --            49
  Conversion of notes payable and accrued
     interest into convertible preferred stock ................        --           --           --         3,051



   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

        FOR THE PERIOD FROM INCEPTION (APRIL 1991) THROUGH JUNE 30, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                    CONVERTIBLE
                                                     PREFERRED                    COMMON
                                               ---------------------        ------------------
                                                 SHARES       AMOUNT        SHARES      AMOUNT
                                               ---------      ------        -------     ------
Issuance of common stock for cash
  at $0.02 per share .......................          --       $  --        400,000      $  --
                                               ---------       -----        -------      -----
Balance at June 30, 1991 ...................          --          --        400,000         --
Issuance of common stock for cash
  at an average price of $0.02 per share ...          --          --         97,111         --
Issuance of convertible preferred
  stock for cash, net of issuance
  costs, at an average price of
  $1.32 per share ..........................   2,040,784          --             --         --
Net loss ...................................          --          --             --         --
                                               ---------       -----        -------      -----
Balance at June 30, 1992 ...................   2,040,784          --        497,111         --
Issuance of common stock for cash
  at an average price of $0.06 per share ...          --          --         49,000         --
Issuance of convertible preferred
  stock for cash, net of issuance
  costs, at $4.88 per share ................   1,580,095          --             --         --
Net loss ...................................          --          --             --         --
                                               ---------       -----        -------      -----
Balance at June 30, 1993 ...................   3,620,879          --        546,111         --
Issuance of common stock upon
  exercise of stock options at an
  average price of $0.12 per share .........          --          --        324,188         --
Issuance of convertible preferred
  stock for cash, net of issuance
  costs, at an average price of
  $8.63 per share ..........................     886,960          --             --         --
Net loss ...................................          --          --             --         --
                                               ---------       -----        -------      -----
Balance at June 30, 1994 ...................   4,507,839          --        870,299         --
Issuance of common stock upon
  exercise of stock options at an
  average price of $0.24 per share .........          --          --         38,403         --
Issuance of warrants .......................          --          --             --         --
Net loss ...................................          --          --             --         --
                                               ---------       -----        -------      -----
Balance at June 30, 1995 ...................   4,507,839          --        908,702         --
Issuance of convertible preferred
  stock for notes payable and
  accrued interest at an average
  of $8.63 per share .......................     353,483          --             --         --
Issuance of convertible preferred
  stock for cash, net of issuance
  costs, at an average price of
  $8.63 per share ..........................     295,649          --             --         --
Issuance of common stock upon
  initial public offering, net of
  issuance costs, for cash at $12
  per share ................................          --          --      2,383,450          1
Conversion of convertible
  preferred stock into common stock ........  (5,156,971)         --      5,156,971         --
Issuance of common stock upon
  exercise of stock options at an
  average exercise price of $1.33
  per share ................................          --          --         91,922         --
                                               =========       =====       ========      =====


                                                                           DEFICIT
                                                            ACCUMULATED   ACCUMULATED
                                                ADDITIONAL    OTHER         DURING
                                                  PAID-IN  COMPREHENSIVE  DEVELOPMENT
                                                  CAPITAL     INCOME         STAGE         TOTAL
                                               ----------- -------------  ------------   --------
Issuance of common stock for cash
  at $0.02 per share ..........................   $     6      $  --        $     --       $      6
                                                  -------      -----        --------       --------
Balance at June 30, 1991 ......................         6         --              --              6
Issuance of common stock for cash
  at an average price of $0.02 per share ......         2         --              --              2
Issuance of convertible preferred
  stock for cash, net of issuance
  costs, at an average price of
  $1.32 per share .............................     2,667         --              --          2,667
Net loss ......................................        --         --            (523)          (523)
                                                  -------      -----        --------       --------
Balance at June 30, 1992 ......................     2,675         --            (523)         2,152
Issuance of common stock for cash
  at an average price of $0.06 per share ......         3         --              --              3
Issuance of convertible preferred
  stock for cash, net of issuance
  costs, at $4.88 per share ...................     7,674         --              --          7,674
Net loss ......................................        --         --          (3,580)        (3,580)
                                                  -------      -----        --------       --------
Balance at June 30, 1993 ......................    10,352         --          (4,103)         6,249
Issuance of common stock upon
  exercise of stock options at an
  average price of $0.12 per share ............        38         --              --             38
Issuance of convertible preferred
  stock for cash, net of issuance
  costs, at an average price of
  $8.63 per share .............................     7,623         --              --          7,623
Net loss ......................................        --         --          (5,141)        (5,141)
                                                  -------      -----        --------       --------
Balance at June 30, 1994 ......................    18,013         --          (9,244)         8,769
Issuance of common stock upon
  exercise of stock options at an
  average price of $0.24 per share ............         9         --              --              9
Issuance of warrants ..........................        49         --              --             49
Net loss ......................................        --         --         (10,479)       (10,479)
                                                  -------      -----        --------       --------
Balance at June 30, 1995 ......................    18,071         --         (19,723)        (1,652)
Issuance of convertible preferred
  stock for notes payable and
  accrued interest at an average
  of $8.63 per share ..........................     3,051         --              --          3,051
Issuance of convertible preferred
  stock for cash, net of issuance
  costs, at an average price of
  $8.63 per share .............................     2,550         --              --          2,550
Issuance of common stock upon
  initial public offering, net of
  issuance costs, for cash at $12
  per share ...................................    26,042         --              --         26,043
Conversion of convertible
  preferred stock into common stock ...........        --         --              --             --
Issuance of common stock upon
  exercise of stock options at an
  average exercise price of $1.33
  per share ...................................       122         --              --            122
                                                  =======      =====        ========       ========


   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

        FOR THE PERIOD FROM INCEPTION (APRIL 1991) THROUGH JUNE 30, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                    CONVERTIBLE
                                                  PREFERRED STOCK                 COMMON STOCK
                                             --------------------------      -------------------------
                                               SHARES          AMOUNT          SHARES          AMOUNT
                                             ----------      ----------      ----------      ----------
Issuance of common stock upon
  exercise of purchase rights at
  an exercise price of $10.20 per share ..           --      $       --           8,379      $       --
Stock compensation expense ...............           --              --              --              --
Net loss .................................           --              --              --              --
                                             ----------      ----------      ----------      ----------
Balance at June 30, 1996 .................           --              --       8,549,424               1
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $16.93 per share ......           --              --       1,442,190              --
Issuance of common stock upon
  exercise of stock options at an
  average price of $2.74 per share .......           --              --          96,283              --
Issuance of common stock upon
  exercise of purchase rights at
  an exercise price of $10.51 per share ..           --              --          14,557              --
Stock compensation expense ...............           --              --              --              --
Net loss .................................           --              --              --              --
                                             ----------      ----------      ----------      ----------
Balance at June 30, 1997 .................           --              --      10,102,454               1
Issuance of common stock, net of
  issuance costs, for cash at
  $21.75 per share .......................           --              --         2,012,5              --
Issuance of common stock upon
  exercise of stock options at an
  average price of $6.57 per share .......           --              --          88,933              --
Issuance of common stock upon
  exercise of purchase rights at
  an exercise price of $14.36 per share ..           --              --          10,372              --
Issuance of common stock upon
  exercise of warrants ...................           --              --          80,033              --
Stock compensation expense ...............           --              --              --              --
Net loss .................................           --              --              --              --
                                             ----------      ----------      ----------      ----------
Balance at June 30, 1998 .................           --              --      12,294,292               1
                                             ----------      ----------      ----------      ----------
Issuance of common stock upon
  exercise of stock options at an
  average price of $5.10 per share .......           --              --          75,275              --
Issuance of common stock upon
  exercise of purchase rights at
  an exercise price of $12.77 per share ..           --              --          13,643              --
Issuance of common stock upon
  exercise of warrants ...................           --              --          45,661              --
Stock compensation expense ...............           --              --              --              --
Comprehensive income:
  Unrealized loss on investments .........           --              --              --              --
Net loss .................................           --              --              --              --
                                             ----------      ----------      ----------      ----------
Balance at June 30, 1999 .................           --      $       --      12,428,871      $        1
                                             ==========      ==========      ==========      ==========


                                                                              DEFICIT
                                                            ACCUMULATED     ACCUMULATED
                                             ADDITIONAL        OTHER           DURING
                                               PAID-IN     COMPREHENSIVE     DEVELOPMENT
                                               CAPITAL        INCOME           STAGE             TOTAL
                                             ----------    ------------   --------------       ----------
Issuance of common stock upon
  exercise of purchase rights at
  an exercise price of $10.20 per share ..   $       86      $       --       $       --       $       86
Stock compensation expense ...............           26              --               --               26
Net loss .................................           --              --           (8,235)          (8,235)
                                             ----------      ----------       ----------       ----------
Balance at June 30, 1996 .................       49,948              --          (27,958)          21,991
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $16.93 per share ......       24,420              --               --           24,420
Issuance of common stock upon
  exercise of stock options at an
  average price of $2.74 per share .......          264              --               --              264
Issuance of common stock upon
  exercise of purchase rights at
  an exercise price of $10.51 per share ..          153              --               --              153
Stock compensation expense ...............          126              --               --              126
Net loss .................................           --              --          (10,258)         (10,258)
                                             ----------      ----------       ----------       ----------
Balance at June 30, 1997 .................       74,911              --          (38,216)          36,696
Issuance of common stock, net of
  issuance costs, for cash at
  $21.75 per share .......................       40,796              --               --           40,796
Issuance of common stock upon
  exercise of stock options at an
  average price of $6.57 per share .......          584              --               --              584
Issuance of common stock upon
  exercise of purchase rights at
  an exercise price of $14.36 per share ..          149              --               --              149
Issuance of common stock upon
  exercise of warrants ...................           --              --               --               --
Stock compensation expense ...............           91              --               --               91
Net loss .................................           --              --           (9,675)          (9,675)
                                             ----------      ----------       ----------       ----------
Balance at June 30, 1998 .................      116,531              --           47,891           68,641
                                             ----------      ----------       ----------       ----------
Issuance of common stock upon
  exercise of stock options at an
  average price of $5.10 per share .......          384              --               --              384
Issuance of common stock upon
  exercise of purchase rights at
  an exercise price of $12.77 per share ..          174              --               --              174
Issuance of common stock upon
  exercise of warrants ...................           --              --               --               --
Stock compensation expense ...............           89              --               --               89
Comprehensive income:
  Unrealized loss on investments .........           --             (85)              --              (85)
Net loss .................................           --              --          (19,246)         (19,246)
                                             ----------      ----------       ----------       ----------
Balance at June 30, 1999 .................   $  117,178      $      (85)      $  (67,137)      $   49,957
                                             ==========      ==========       ==========       ==========



   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

        Description of the Company

        Pharmacyclics, Inc. was incorporated in Delaware in 1991 and commenced operations during 1992 to develop and market pharmaceutical products to improve upon current therapeutic approaches to the treatment of cancer, atherosclerosis and retinal disease. Since inception, the company has been in the development stage, principally involved in research and development and other business planning activities, with no commercial revenues from product sales. Successful future operations depend upon the company's ability to develop, to obtain regulatory approval for and to commercialize its products. The company expects that additional funds will be required to complete the development of its products and to fund operating losses that are expected to be incurred in the next several years. The company operates in one business segment.

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

        Cash equivalents and investments

        All highly liquid investments purchased with maturity at the date of purchase of three months or less are considered to be cash equivalents. The company has classified its investments as "available-for-sale." For all periods presented, the cost of investments approximates their fair market value. Gains and losses on securities sold are recorded based on the specific identification method and are included in the results of operations.

        The company's cash, cash equivalents and investments consisted of the following (in thousands):

                                                    JUNE 30,
                                             ----------------------
INVESTMENT TYPE                                1999           1998
---------------                              -------        -------
Cash in bank ..............................  $   320        $   321
Money market ..............................    3,610         13,135
                                             -------        -------
  Cash and cash equivalents ...............  $ 3,930        $13,456
                                             =======        =======

Debt (state or political subdivision) .....  $ 2,030        $ 3,008
Debt (corporate) ..........................   40,445         20,181
                                             -------        -------
  Short-term investments ..................  $42,475        $23,189
                                             =======        =======

Debt (state or political subdivision) .....  $ 1,010        $ 2,032
Debt (corporate) ..........................    4,057         31,704
                                             -------        -------
  Long-term investments ...................  $ 5,067        $33,736
                                             =======        =======

        At June 30, 1999 the company's long-term investments were scheduled to mature at various dates through February 2001.

        Concentration of credit risk

        Financial instruments that potentially subject the company to credit risk consist principally of cash, cash equivalents and investments. The company places its cash, cash equivalents and investments with high-credit quality financial institutions and invests in debt instruments of financial institutions, corporations and government entities with strong credit ratings. Management of the company believes they have established guidelines relative to diversification and maturities that maintain safety and liquidity.

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

        Long-lived assets

        The company identifies and records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired. No significant impairment losses have been recorded to date with respect to the company's long-lived assets, which consist primarily of property and equipment and leasehold improvements.

        Revenue recognition

        License fees are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of any on-going performance obligation. Contract and grant revenues are recognized as earned, primarily based on costs incurred to total estimated costs at completion, pursuant to the terms of each agreement. License, contract and grant revenues are not subject to repayment. Any amounts received in advance of performance are recorded as deferred revenue.

        Research and development

        Research and development costs are expensed as incurred and include costs associated with contract research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the company. Research and development expenses incurred in connection with research contracts were $3.2 million and $2.2 million for the years ended June 30, 1999 and 1998, respectively.

        Income taxes

        The company provides for income taxes using the liability method. This method requires that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts.

        Fair value of financial instruments

        The carrying value of the company's financial instruments including cash and cash equivalents, short- and long-term investments, accounts receivable and accrued liabilities approximate fair value due to their short maturities. The carrying value of the company's capital lease obligations approximate fair value based on borrowing rates currently available to the company.

        Stock-based compensation

        The company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

NOTE 2 -- AGREEMENTS:

        University of Texas License. The company has entered into two exclusive patent license agreements with The University of Texas which permit the company to exclusively manufacture, use and sell products covered by patents that result from certain research conducted by The University of Texas. Each agreement requires the company to pay royalties to The University of Texas. Royalties totaling $275,000 were paid under the agreements through June 30, 1997 in connection with the E-Z-EM, Inc. agreement described below. No royalties were paid during either of the years ended June 30, 1999 and 1998. In connection with The University of Texas license agreement, the company has entered into a license agreement with Dr. Stuart W. Young, a co-inventor of CITRA VU(TM), pursuant to which the company has been granted an exclusive, royalty-bearing license to manufacture, use and sell certain products that fall within the scope of The University of Texas agreements.

        Alcon Collaboration. In December 1997, the company entered into an evaluation and license agreement with Alcon Pharmaceuticals Ltd., under which Alcon acquired worldwide marketing rights to OPTRIN(TM) photosensitizer for ophthalmology uses. OPTRIN is a lutetium texaphyrin molecule being developed as a photosensitizer for the use in photodynamic therapy of retinal degeneration. Alcon will conduct and be responsible for all costs associated with its worldwide development and regulatory submissions for ophthalmology uses of OPTRIN. In accordance with the terms of this agreement, the company received a non-refundable, up-front payment and may receive additional amounts based on Alcon reaching certain milestones, as well as royalties on any future product sales. The company is required to supply Alcon with bulk drug substance through its manufacturing collaboration with Celanese; Alcon will be responsible for formulation and packaging of finished products.

        E-Z-EM License. In August 1995, the company entered into an agreement with E-Z-EM, Inc., a leading manufacturer and worldwide distributor of oral contrast agents and other products for use in gastrointestinal radiology, for the exclusive marketing and sale of the company's CITRA VU product in the United States. In fiscal 1997, the company entered into a similar agreement with E-Z-EM, Ltd., an affiliate of E-Z-EM. The company and E-Z-EM will share equally in profits from the sale (if any) of CITRA VU, and the company may also receive premium payments if certain sales levels are achieved. During the year ended June 30, 1997, the company recorded revenue of $25,000 (net of royalties aid to The University of Texas) upon signing these agreements. There were no revenues associated with these agreements for the years ended June 30, 1999 and 1998.

        Nycomed Collaboration. In October 1997, the company entered into an agreement with Nycomed Imaging A/S, in which Nycomed acquired exclusive sales and marketing rights to LUTRIN(TM) photosensitizer for cancer treatments in all markets of the world excluding the United States, Canada and Japan. LUTRIN is a lutetium texaphyrin molecule being developed as a photosensitizer for use in the photodynamic therapy of cancer. In exchange for these rights, Nycomed has agreed to pay the company up to approximately $14.0 million as a combination of license fees, a portion of the company's development costs, based upon an agreed budget, and milestone payments related to the initial cancer treatments for LUTRIN to be developed by the company and Nycomed, in each case subject to attainment of certain development, clinical or commercialization milestones. Approximately $14.0 million in additional milestone payments and development costs (assuming similar costs and agreement upon a similar budget) may be paid by Nycomed during the course of development for subsequent cancer treatments, if such treatments are successfully completed. Upon receipt of marketing approval by Nycomed for any products developed pursuant to this agreement, Nycomed will pay the company a royalty on any future product sales. The company is required to supply Nycomed with bulk drug substance. Nycomed is required to produce finished product for use by it and the company.

        Hoechst Celanese Agreement. In September 1996, the company entered into an agreement with Hoechst Celanese Corporation, a manufacturer of chemicals and pharmaceutical intermediates, to optimize and scale up a manufacturing process for and supply of drug substance. In October 1997, Hoechst Celanese assigned the agreement to Celanese, Ltd. in connection with Hoechst Celanese's corporate restructuring. As a result of the change in its business focus Celanese requested that Pharmacyclics pursue alternative supply sources. Celanese and the company are presently negotiating the definitive terms and conditions of an agreement pursuant to which Celanese will transfer the manufacturing process it developed with the company to other manufacturers. The company has entered into agreements with three new manufacturers to evaluate their ability to supply the company with components of bulk drug substance. These new manufacturers are currently in the process of producing initial supplies, which include commercial quantities, of such products for delivery to the company during fiscal year 2000.

NOTE 3 -- BALANCE SHEET COMPONENTS:

        Property and equipment consists of the following (in thousands):

                                                              JUNE 30,
                                                      -----------------------
                                                        1999            1998
                                                      -------         -------
Equipment........................................     $ 4,008         $ 2,959
Leasehold improvements...........................       2,688           1,993
Furniture and fixtures...........................         618             478
                                                      -------         -------
                                                        7,314           5,430

Less accumulated depreciation and amortization...      (4,086)         (3,177)
                                                      -------         -------
                                                      $ 3,228         $ 2,253
                                                      =======         =======

        Accrued liabilities consist of the following (in thousands):

                                                              JUNE 30,
                                                      -----------------------
                                                        1999            1998
                                                      -------         -------
Employee compensation............................     $   683         $   358
Other............................................          64              74
                                                      -------         -------
                                                      $   747         $   432
                                                      =======         =======

NOTE 4 -- STOCKHOLDERS' EQUITY:

        Common stock

        In November 1996, the company sold 580,000 shares of unregistered common stock to a single purchaser in a private placement. The shares were sold at a price of $14.00 per share, which resulted in proceeds of $8.1 million. In February 1997, the company sold 862,190 shares of unregistered common stock to four purchasers in a private placement. The shares were sold at $19.05 per share, which resulted in net proceeds of $16.3 million. The company filed a registration statement on Form S-3 related to these shares, which was declared effective on April 22, 1997. In February 1998, the company sold 2,012,500 shares of its common stock at a price of $21.75 per share, which resulted in net proceeds of approximately $40.8 million.

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

        The ability of the company's Board of Directors to issue shares of preferred stock without stockholder approval, and the adoption of a stockholder rights plan, may alone or in combination have certain anti-takeover effects. The company is also subject to provisions of the Delaware General Corporation Law which may make certain business combinations more difficult.

        Shareholder rights plan

        In April 1997, the Board of Directors approved a shareholder rights plan under which stockholders of record on May 1, 1997 received a right to purchase (a "Right") one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), at an exercise price of $125 per one one-hundredth of a share, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and will become exercisable upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the company's outstanding common stock or
(ii) 10 business days or such later date as may be determined by a majority of the Board of Directors following the commencement of, or announcement of, an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding common stock of the Company. The Rights expire at the close of business on April 30, 2007. The company has designated 120,000 shares of its Preferred Stock as Series A Junior Participating Preferred Stock in connection with this plan.

        Warrants

        In connection with entering into certain capital leases, the company issued to lessors warrants to purchase 73,042 shares of convertible preferred stock at a weighted average exercise price of $4.49 per share. In July 1995, in connection with certain short-term note agreements entered into prior to the company's initial public offering, the company issued to the holders of such notes warrants to purchase 57,976 shares of common stock at an exercise price of $8.63 per share. Also in July 1995, the company issued warrants to purchase 66,522 shares of convertible preferred stock at an exercise price of $8.63 per share to certain holders of such stock, in exchange for an agreement by the holders to modify certain rights received in connection with the Series C preferred stock financing which occurred in June 1994. Management ascribed a nominal value to these warrants.

        In connection with the company's initial public offering, the above warrants were converted into warrants to purchase shares of common stock. In fiscal 1998, holders of all of the warrants granted in July 1995 elected "net issue exercises" at an average market price of $24.15 per share, resulting in the issuance of 80,033 shares of common stock and the cancellation of warrants to purchase 44,465 shares of common stock. In fiscal 1999, warrants for 45,661 shares were exercised. The remaining 14,706 warrants are exercisable at $4.88 per share and expire in 2000. At June 30, 1999, the company has reserved 14,706 shares of common stock for future issuance upon the exercise of the remaining outstanding warrants.

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

        Generally, options granted under the 1992 Plan are exercisable on and after the date of grant, subject to the company's right to repurchase from the optionee, at the optionee's original cost per share, any unvested shares which the optionee has purchased and holds in the event the optionee attempts to dispose of such shares or in the event of the optionee's termination of employment with or without cause. The company's right to repurchase lapses as the shares become vested. Generally, shares subject to options granted under the 1992 Plan vest at the rate of 1/4th of the shares on the first anniversary of the grant date of the option, and an additional 1/48th of the shares upon completion of each succeeding month of continuous employment thereafter. Options are exercisable for a period of ten years.

        1995 Stock Option Plan. The company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors on August 2, 1995, as the successor to the 1992 Plan. The 1995 Plan authorizes for issuance 2,052,579 shares of common stock. Beginning on January 1, 1996, the 1995 Plan also allows for an annual increase to the number of shares available for issuance equal to 1% of the number of shares of common stock outstanding on the last day of the preceding calendar year, not to exceed 500,000 shares per year. Shares of common stock subject to outstanding options, including options granted under the 1992 Plan, that expire or terminate prior to exercise will be available for future issuance under the 1995 Plan.

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

        1995 Non-Employee Directors Stock Option Plan. The Company's 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"), was adopted by the Board of Directors on August 2, 1995. Automatic option grants are made at periodic intervals to eligible non-employee Board members under the Directors Plan. The Directors Plan became effective as of the effective date of the Company's initial public offering. A total of 166,667 shares of common stock have been reserved for issuance under the Directors Plan.

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

        The following table summarizes activity under the company's stock option plans (in thousands, except per share amounts):


                                                 OPTIONS OUTSTANDING
                                               ------------------------
                                                           WEIGHTED
                                  SHARES                   AVERAGE
                                AVAILABLE                  EXERCISE
                                FOR GRANT      NUMBER   PRICE PER SHARE
                                ---------      ------   ---------------
Balance at June 30, 1996.....      210            820         $ 9.20
Authorized...................      842             --             --
Exercised....................       --            (96)          2.74
Granted......................     (569)           569          16.69
Canceled.....................       31            (31)         12.21
                                  ----         ------
Balance at June 30, 1997.....      514          1,262          11.58
Authorized...................      602             --             --
Exercised....................       --            (89)          6.57
Granted......................     (577)           577          25.33
Canceled.....................      158           (158)         15.41
                                  ----         ------
Balance at June 30, 1998.....      697          1,592          16.43
Authorized...................      524             --             --
Exercised....................       --            (75)          5.10
Granted......................     (671)           671          19.25
Canceled.....................      221           (221)         20.37
                                  ----         ------
Balance at June 30, 1999.....      771          1,967          17.38
                                  ====         ======

        A summary of outstanding and vested stock options as of June 30, 1999 is as follows:


                                         OPTIONS OUTSTANDING                     OPTIONS VESTED
                       -----------------------------------------------    -----------------------------
                                       WEIGHTED           WEIGHTED                         WEIGHTED
                                        AVERAGE           AVERAGE                          AVERAGE
    RANGE OF                           REMAINING          EXERCISE                         EXERCISE
EXERCISE PRICES          NUMBER     CONTRACTUAL LIFE   PRICE PER SHARE      NUMBER      PRICE PER SHARE
---------------        ---------    ----------------   ---------------    ---------     ---------------
$ 0.08 - $ 5.25          144,230         5.17               $ 3.62          144,230        $ 3.62
  7.50 -  12.00          258,435         6.14                 8.30          186,522          8.43
 13.25 -  17.50          571,265         8.61                16.28          118,258         15.07
 17.75 -  20.25          474,115         8.22                19.05          156,201         18.37
 20.63 -  24.25          237,550         8.83                23.57           58,625         23.54
 26.13 -  27.50          281,400         8.78                26.94           47,327         26.92
                       ---------                                          ---------
                       1,966,995         7.69                17.38          711,163         13.22
                       =========                                          =========

        Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. The company has reserved 100,000 shares of common stock under the Purchase Plan. Sales under the Purchase Plan in fiscal 1999, 1998 and 1997 were 13,643, 10,372 and 14,557 shares of common stock at an average price of $12.77, $14.36 and $10.51 per share, respectively. Shares available for future purchase under the Purchase Plan are 53,049 at June 30, 1999. The Purchase Plan will terminate in October 2005.

        Pro forma disclosure

        The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans during fiscal 1999, 1998 and 1997 was $13.74, $15.54 and $9.22 per share, respectively. The weighted average estimated grant date fair value of purchase awards under the company's Purchase Plan during fiscal 1999, 1998 and 1997 was $13.46, $6.85 and $5.51, respectively. The estimated grant date fair value is calculated using the Black-Scholes model.

        The following assumptions are included in the estimated grant date fair value calculations for the company's stock option and purchase awards:

                                                  YEAR ENDED JUNE 30,
                                         ---------------------------------------
                                          1999            1998            1997
                                         -------         -------         -------
Stock option plans:
Expected dividend yield ..................     0%              0%              0%
Expected stock price volatility . ........    86%             60%             49%
Risk free interest rate ..................  5.15%           5.66%           6.52%
Expected life (years) ....................  5.10            6.05            5.95

Stock purchase plan:
Expected dividend yield ..................     0%              0%              0%
Expected stock price volatility ..........    86%             60%             48%
Risk free interest rate ..................  4.68%           5.28%           5.30%
Expected life (years) ....................  1.28            1.45            0.25

        Pro forma net loss and net loss per share

        Had the company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the company's net loss and net loss per share would have been increased to the pro forma amounts below (in thousands, except per share amounts):

                                           YEAR ENDED JUNE 30,
                           ------------------------------------------------
                              1999               1998               1997
                           ----------         ----------         ----------
Net loss:
  As reported ...........  $  (19,246)        $   (9,675)        $  (10,258)
  Pro forma .............     (22,500)           (12,085)           (11,314)
Net loss per share:
  As reported ...........  $    (1.55)        $    (0.87)        $    (1.11)
  Pro forma .............       (1.82)             (1.09)             (1.22)

        The pro forma effect on the net loss and net loss per share for fiscal 1999, 1998 and 1997 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

NOTE 5 -- COMPREHENSIVE INCOME (LOSS):

        Effective July 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in a year end financial statement that is displayed with the same prominence as other financial statements. Similar information should be provided in the notes to financial statements. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from the results of operations, include foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities.

        The company did not record comprehensive income during fiscal 1998 and 1997 as such amounts were not material. During fiscal 1999, comprehensive income
(loss) consisted of net unrealized losses on available-for-sale securities of $85,000, resulting in comprehensive net loss of $19,331,000.

NOTE 6 -- INCOME TAXES:

        Deferred tax assets are summarized as follows (in thousands):

                                                JUNE 30,
                                        -------------------------
                                          1999             1998
                                        --------         --------
Net operating loss carryforwards .....  $ 22,830         $ 15,822
Tax credit carryforwards .............     3,666            2,074
Capitalized start-up costs ...........       501              830
Accounts payable and other ...........     1,537            1,259
                                        --------         --------
Gross deferred tax assets ............    28,534           19,985
Less valuation allowance .............   (28,534)         (19,985)
                                        --------         --------
Net deferred tax assets ..............  $     --         $     --
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

        The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to the loss before income taxes as summarized below (in thousands):

                                                      YEAR ENDED JUNE 30,
                                           ---------------------------------------
                                             1999            1998            1997
                                           -------         -------         -------
Tax benefit at statutory rate ...........  $ 6,736         $ 3,386         $ 3,590
Net operating loss carryforward for
   which no benefit was available .......   (6,736)         (3,386)         (3,590)
                                           -------         -------         -------
                                           $    --         $    --         $    --
                                           =======         =======         =======

        At June 30, 1999 Company had net operating loss carryforwards of approximately $58.0 million for federal income tax reporting purposes and tax credit carryforwards of approximately $2.9 million for federal reporting purposes. These amounts expire at various times through 2019.

        Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and tax credit carryforwards that can be carried forward may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. As a result of ownership changes that have occurred during the past four fiscal years, management believes that utilization of the company's net operating loss and tax credit carryforwards is subject to certain annual limitations.

NOTE 7 -- COMMITMENTS:

        The company leases its facilities under non-cancelable operating leases that expires in 2001. The company also leases certain assets under long-term lease agreements that are classified as capital leases. The total amount of assets acquired under capital lease arrangements that are included in property and equipment (Note 3) is as follows (in thousands):

                                                             JUNE 30,
                                                      -----------------------
                                                        1999            1998
                                                      -------         -------
Equipment ..........................................  $ 2,273         $ 2,273
Leasehold improvements .............................    1,050           1,050
Furniture and fixtures .............................      278             278
                                                      -------         -------
                                                        3,601           3,601
Less accumulated depreciation and amortization .....   (3,020)         (2,590)
                                                      -------         -------
                                                      $   581         $ 1,011
                                                      =======         =======

        The capital lease agreements require the company, among other things, to pay insurance and maintenance costs.

        Future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

                                                       CAPITAL        OPERATING
YEAR ENDING JUNE 30,                                   LEASES           LEASES
--------------------                                  --------        ---------
2000 ...............................................  $    229         $    708
2001 ...............................................        61              751
2002 ...............................................        --              313
                                                      --------         --------
                                                           290         $  1,772
                                                                       ========
Less amount representing interest ..................       (15)
                                                      --------
 ...................................................       275
Less current portion ...............................      (216)
                                                      --------
Long-term portion of capital lease obligations .....  $     59
                                                      ========

        Rent expense for the years ended June 30, 1999, 1998, and 1997 was $457,000, $366,000 and $371,000, respectively, and $2,269,000 for the period from inception through June 30, 1999. The terms of the facility leases provide for rental payments on a graduated scale. The company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid at June 30, 1999.

        At June 30, 1999, the company had approximately $7.4 million in cancelable purchase commitments with three suppliers of drug components and final bulk drug substance and one supplier of lasers.

NOTE 8 -- SUBSEQUENT EVENT (unaudited):

        On August 27, 1999, the company entered into an agreement to terminate its manufacturing and supply agreement with Celanese (see Note 2). Pursuant to that agreement, Celanese assigned to the company all right, title and interest in and to the manufacturing technology and intellectual property for bulk drug substance and agreed to make a cash payment of $750,000 to the company. The termination agreement also relieved the company of all obligations to pay Celanese for shared development costs incurred prior to termination of the agreement. As of June 30, 1999, the company had accrued approximately $2.8 million associated with such costs. Substantially all of the amounts discussed above will be reflected as a reduction in research and development expense during the quarter ending September 30, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 (with respect to Directors) is hereby incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held on December 9, 1999, (the "Proxy Statement"). The required information concerning MANAGEMENT - Directors and Executive Officers is contained in Item 1, Part 1, of this Form 10-K under the caption "Executive Officers and Directors" on pages 26 through 27.

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

        (b)        REPORTS ON FORM 8-K

                   Pharmacyclics filed a report on Form 8-K on September 3, 1999, relating to the termination of its manufacturing, development and supply agreement with Celanese, Ltd.

        (c)        EXHIBITS

                   The following documents are referenced or included in this report.

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
3.1     Restated Certificate of Incorporation of the Company
        (Incorporated by reference to exhibit of the same number to the
        Annual Report on Form 10-K for the fiscal year ended June 30,
        1997)...........................................................

3.2     Amended and Restated Bylaws of the Company (Incorporated by
        reference to Exhibit 3.2 to the Company's Registration Statement
        on Form S-1, Commission File No. 33-96048)......................

3.3     Certificate of Designation of Series A Junior Participating
        Preferred Stock of the Company (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997)............................

4.1     Amended and Restated Investors' Rights Agreement between the
        Company and the investors specified therein dated July 31, 1995
        (Incorporated by reference to Exhibit 4.1 to the Company's
        Registration Statement on Form S-1, Commission File No.
        33-96048).......................................................

4.2     Specimen Certificate of the Company's Common Stock (Incorporated
        by reference to Exhibit 4.2 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.1    Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference to
        Exhibit 10.1 to the Company's Registration Statement on Form
        S-1, Commission File No. 33-96048)..............................

10.2    Series C Stock Purchase Agreement dated as of June 13, 1994, between the Company and the investors specified therein
        (Incorporated by reference to Exhibit 10.4 to the Company's
        Registration Statement on Form S-1, Commission File No.
        33-96048).......................................................

10.3    Investment Agreement dated as of July 31, 1995, between the
        Company and the investors specified therein (Incorporated by reference to Exhibit 10.5 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.4    Form of Series C Preferred Stock Purchase Warrant dated as of
        July 31, 1995, issued by the Company to the investors listed on
        Schedule A thereto (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Commission
        File No. 33-96048)..............................................

10.5    Master Lease and Warrant Agreements entered into between the
        Company and Comdisco, Inc., dated as of July 22, 1992, July 30,
        1992, March 31, 1993, June 24, 1993, and October 3, 1994,
        respectively (Incorporated by reference to Exhibit 10.7 to the
        Company's Registration Statement on Form S-1, Commission File
        No. 33-96048)...................................................

10.6*   Patent License Agreement entered into between the Company and
        The University of Texas, Austin dated entered into on or about
        July 1, 1991 (Incorporated by reference to Exhibit 10.8 to the
        Company's Registration Statement on Form S-1, Commission File
        No. 33-96048)...................................................

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
10.7*   Patent License Agreement entered into between the Company and
        The University of Texas, Dallas dated as of July 1, 1992, as amended by the Patent License Agreement dated May 27, 1993
        (Incorporated by reference to Exhibit 10.9 to the Company's
        Registration Statement on Form S-1, Commission File No.
        33-96048).......................................................

10.8*   Patent License Agreement entered into between the Company and
        Stuart W. Young dated as of October 15, 1992 (Incorporated by reference to Exhibit 10.10 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.9    Lease Agreement entered into between the Company and New England
        Mutual Life Insurance Company dated as of June 17, 1993, as amended on July 22, 1993, and as further amended on March 1,
        1994 (Incorporated by reference to Exhibit 10.11 to the
        Company's Registration Statement on Form S-1, Commission File
        No. 33-96048)...................................................

10.10   Supply Agreement entered into between the Company and Glaxo
        Wellcome Company. (f/k/a Burroughs Wellcome Co.) dated as of
        March 1, 1995 (Incorporated by reference to Exhibit 10.14 to the
        Company's Registration Statement on Form S-1, Commission File
        No. 33-96048)...................................................

10.11*  License Agreement entered into between the Company and Cook,
        Incorporated, dated as of April 4, 1995 (Incorporated by
        reference to Exhibit 10.13 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.12*  License and Supply Agreement entered into between the Company and E-Z-EM, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.13   The Company's 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form
        S-8, Commission File No. 333-52881).............................

10.14   The Company's 1995 Non-Employee Directors' Stock Option Plan
        (Incorporated by reference to Exhibit 99.7 to the Company's
        Registration Statement on Form S-8, Commission File No.
        33-98514).......................................................

10.15   The Company's Employee Stock Purchase Plan (Incorporated by
        reference to Exhibit 99.7 to the Company's Registration
        Statement on Form S-8, Commission File No. 333-52881)...........

10.16   Employment Agreement entered into between the Company and
        Richard A. Miller, M.D. dated as of June 10, 1992 (Incorporated by reference to Exhibit 10.19 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.17   Employment Agreement entered into between the Company and Marc
        L. Steuer dated as of October 31, 1994 (Incorporated by
        reference to Exhibit 10.20 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.18   Employment Agreement entered into between the Company and
        William C. Dow, Ph.D., dated as of May 20, 1992, as amended by a letter agreement dated July 8, 1992 (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form
        S-1, Commission File No. 33-96048)..............................

10.19   Employment Agreement entered into between the Company and Stuart
        W. Young, M.D. dated as of April 19, 1993 (Incorporated by reference to Exhibit 10.22 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.20   Promissory Notes issued by the Company to Stuart W. Young, M.D.
        dated as of September 1994 and April 1995, in the amounts of
        $65,000 and $30,000, respectively (Incorporated by reference to
        Exhibit 10.24 to the Company's Registration Statement on Form
        S-1, Commission File No. 33-96048)..............................

10.21*  Master Process Development and Supply Agreement dated September
        6, 1996 entered into between the Company and Hoechst Celanese
        Corporation (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended June 30, 1996)............................................

10.22   Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (Incorporated by reference to
        Exhibit 99.2 to the Company's Registration Statement on Form
        S-8, Commission File No. 33-98514)..............................

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
10.23   Form of Stock Option Agreement (Incorporated by reference to
        Exhibit 99.3 to the Company's Registration Statement on Form
        S-8, Commission File No. 333-52881).............................

10.24   Form of Addendum to Stock Option Agreement (Limited Stock
        Appreciate Right) (Incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8, Commission
        File No. 333-52881).............................................

10.25   Form of Addendum to Stock Option Agreement (Special Tax
        Election) (Incorporated by reference to Exhibit 99.5 to the
        Company's Registration Statement on Form S-8, Commission File
        No. 33-98514)...................................................

10.26   Form of Addendum to Stock Option Agreement (Involuntary
        Termination following Change in Control) (Incorporated by
        reference to Exhibit 99.6 to the Company's Registration
        Statement on Form S-8, Commission File No. 33-98514)............

10.27   Form of Notice of Grant of Automatic Stock Option (Initial
        Grant) (Incorporated by reference to Exhibit 99.8 to the
        Company's Registration Statement on Form S-8, Commission File
        No. 33-98514)...................................................

10.28   Form of Notice of Grant of Automatic Stock Option (Annual Grant)
        (Incorporated by reference to Exhibit 99.9 to the Company's
        Registration Statement on Form S-8, Commission File No.
        33-98514).......................................................

10.29   Form of Non-Employee Director Stock Option Agreement
        (Incorporated by reference to Exhibit 99.10 to the Company's
        Registration Statement on Form S-8, Commission File No.
        33-98514).......................................................

10.30   Form of Employee Stock Purchase Plan Enrollment/Change Form
        (Incorporated by reference to Exhibit 99.12 to the Company's
        Registration Statement on Form S-8, Commission File No.
        33-98514).......................................................

10.31   Form of Stock Purchase Agreement (Incorporated by reference to
        Exhibit 99.13 to the Company's Registration Statement on Form
        S-8, Commission File No. 33-98514)..............................

10.32   Form of Special Officer Participation Form (Incorporated by
        reference to Exhibit 99.14 to the Company's Registration
        Statement on Form S-8, Commission File No. 33-98514)............

10.33   Common Stock Purchase Agreement dated November 11,1996, by and among the Company and the persons listed on Schedule 1 thereto
        (Incorporated by reference to Exhibit 10.1 to the Company's
        Registration Statement on Form S-1, Commission File No.
        333-22747)......................................................

10.34   Common Stock Purchase Agreement dated February 21, 1997, by and among the Company and the persons listed on Schedule 1 thereto
        (Incorporated by reference to Exhibit 10.1 to the Company's
        Registration Statement on Form S-1, Commission File No.
        333-22747)......................................................

10.35   Form of Severance Agreement between the Company and certain executive officers (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended September 30, 1997).......................................

10.36*  Development, License and Commercialization Agreement, dated
        October 17, 1997, by and between the Company and Nycomed Imaging
        AS (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended
        September 30, 1997).............................................

10.37   Employment Agreement, dated October 14, 1997, by and between the
        Company and Michael J. Hensley, M.D. (Incorporated by reference to exhibit of the same number to the Quarterly report on Form
        10-Q for the quarter ended September 30, 1997)..................

10.38   Employment Agreement, dated December 18, 1997, by and between the Company and Leiv Lea (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended March 31, 1998)...................................

10.39*  Evaluation and License Agreement, dated December 16, 1997, by and between Alcon Laboratories, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form
        S-3, Commission File No. 333-43621).............................

10.40   Employment agreement, dated March 11, 1998, by and between the
        Company and David A. Lowin (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 1999).......................................

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
10.41   Employment agreement, dated May 28, 1998, by and between the
        Company and Hugo Madden (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 1999)............................................

10.42*  Development and Supply Agreement dated June 16, 1998 entered into between the Company and Abbott Laboratories Inc
        (Incorporated by reference to exhibit of the same number to the
        Annual Report on Form 10-K for the year ended June 30, 1999)....

10.43   Termination Agreement, dated as of August 27, 1999, by and between Registrant and Celanese, Ltd. (Incorporated by reference to Exhibit 10.1 to an 8-K filed on September 3, 1999)...........

23.1    Consent of Independent Accountants..............................

24.1    Power of Attorney (see page 58).................................

27      Financial Data Schedule.........................................

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

Dated:  September 27, 1999

                                        PHARMACYCLICS, INC.

                                        By: /s/  RICHARD A. MILLER
                                           -------------------------------------
                                                 Richard A. Miller, M.D.
                                           President and Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Richard A. Miller and Leiv Lea, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and very act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

             SIGNATURE                            TITLE                      DATE
             ---------                            -----                      ----
  /s/ RICHARD A. MILLER, M.D.          President and Chief            September 27, 1999
-----------------------------------    Executive Officer and
      Richard A. Miller, M.D.          Director  (Principal

         /s/ LIEV LEA                  Executive Officer)
------------------------------------   Vice President, Finance        September 27,  1999
             Leiv Lea                  and Administration  and
                                       Chief Financial and
                                       Accounting Officer
                                       (Principal Accounting
                                       Officer)

    /s/ PHYLLIS I. GARDNER             Director                       September 27, 1999
-----------------------------------
        Phyllis I. Gardner


      /s/ JOSEPH S. LACOB              Director                       September 27, 1999
-----------------------------------
          Joseph S. Lacob

     /s/ JOSEPH C. SCODARI             Director                       September 27, 1999
-----------------------------------
         Joseph C. Scodari


      /s/ CRAIG C. TAYLOR              Director                       September 27, 1999
-----------------------------------
          Craig C. Taylor

                             EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
3.1     Restated Certificate of Incorporation of the Company
        (Incorporated by reference to exhibit of the same number to the
        Annual Report on Form 10-K for the fiscal year ended June 30,
        1997)...........................................................

3.2     Amended and Restated Bylaws of the Company (Incorporated by
        reference to Exhibit 3.2 to the Company's Registration Statement
        on Form S-1, Commission File No. 33-96048)......................

3.3     Certificate of Designation of Series A Junior Participating
        Preferred Stock of the Company (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997)............................

4.1     Amended and Restated Investors' Rights Agreement between the
        Company and the investors specified therein dated July 31, 1995
        (Incorporated by reference to Exhibit 4.1 to the Company's
        Registration Statement on Form S-1, Commission File No.
        33-96048).......................................................

4.2     Specimen Certificate of the Company's Common Stock (Incorporated
        by reference to Exhibit 4.2 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.1    Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference to
        Exhibit 10.1 to the Company's Registration Statement on Form
        S-1, Commission File No. 33-96048)..............................

10.2    Series C Stock Purchase Agreement dated as of June 13, 1994, between the Company and the investors specified therein
        (Incorporated by reference to Exhibit 10.4 to the Company's
        Registration Statement on Form S-1, Commission File No.
        33-96048).......................................................

10.3    Investment Agreement dated as of July 31, 1995, between the
        Company and the investors specified therein (Incorporated by reference to Exhibit 10.5 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.4    Form of Series C Preferred Stock Purchase Warrant dated as of
        July 31, 1995, issued by the Company to the investors listed on
        Schedule A thereto (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Commission
        File No. 33-96048)..............................................

10.5    Master Lease and Warrant Agreements entered into between the
        Company and Comdisco, Inc., dated as of July 22, 1992, July 30,
        1992, March 31, 1993, June 24, 1993, and October 3, 1994,
        respectively (Incorporated by reference to Exhibit 10.7 to the
        Company's Registration Statement on Form S-1, Commission File
        No. 33-96048)...................................................

10.6*   Patent License Agreement entered into between the Company and
        The University of Texas, Austin dated entered into on or about
        July 1, 1991 (Incorporated by reference to Exhibit 10.8 to the
        Company's Registration Statement on Form S-1, Commission File
        No. 33-96048)...................................................

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
10.7*   Patent License Agreement entered into between the Company and
        The University of Texas, Dallas dated as of July 1, 1992, as amended by the Patent License Agreement dated May 27, 1993
        (Incorporated by reference to Exhibit 10.9 to the Company's
        Registration Statement on Form S-1, Commission File No.
        33-96048).......................................................

10.8*   Patent License Agreement entered into between the Company and
        Stuart W. Young dated as of October 15, 1992 (Incorporated by reference to Exhibit 10.10 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.9    Lease Agreement entered into between the Company and New England
        Mutual Life Insurance Company dated as of June 17, 1993, as amended on July 22, 1993, and as further amended on March 1,
        1994 (Incorporated by reference to Exhibit 10.11 to the
        Company's Registration Statement on Form S-1, Commission File
        No. 33-96048)...................................................

10.10   Supply Agreement entered into between the Company and Glaxo
        Wellcome Company. (f/k/a Burroughs Wellcome Co.) dated as of
        March 1, 1995 (Incorporated by reference to Exhibit 10.14 to the
        Company's Registration Statement on Form S-1, Commission File
        No. 33-96048)...................................................

10.11*  License Agreement entered into between the Company and Cook,
        Incorporated, dated as of April 4, 1995 (Incorporated by
        reference to Exhibit 10.13 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.12*  License and Supply Agreement entered into between the Company and E-Z-EM, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.13   The Company's 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form
        S-8, Commission File No. 333-52881).............................

10.14   The Company's 1995 Non-Employee Directors' Stock Option Plan
        (Incorporated by reference to Exhibit 99.7 to the Company's
        Registration Statement on Form S-8, Commission File No.
        33-98514).......................................................

10.15   The Company's Employee Stock Purchase Plan (Incorporated by
        reference to Exhibit 99.7 to the Company's Registration
        Statement on Form S-8, Commission File No. 333-52881)...........

10.16   Employment Agreement entered into between the Company and
        Richard A. Miller, M.D. dated as of June 10, 1992 (Incorporated by reference to Exhibit 10.19 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.17   Employment Agreement entered into between the Company and Marc
        L. Steuer dated as of October 31, 1994 (Incorporated by
        reference to Exhibit 10.20 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.18   Employment Agreement entered into between the Company and
        William C. Dow, Ph.D., dated as of May 20, 1992, as amended by a letter agreement dated July 8, 1992 (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form
        S-1, Commission File No. 33-96048)..............................

10.19   Employment Agreement entered into between the Company and Stuart
        W. Young, M.D. dated as of April 19, 1993 (Incorporated by reference to Exhibit 10.22 to the Company's Registration
        Statement on Form S-1, Commission File No. 33-96048)............

10.20   Promissory Notes issued by the Company to Stuart W. Young, M.D.
        dated as of September 1994 and April 1995, in the amounts of
        $65,000 and $30,000, respectively (Incorporated by reference to
        Exhibit 10.24 to the Company's Registration Statement on Form
        S-1, Commission File No. 33-96048)..............................

10.21*  Master Process Development and Supply Agreement dated September
        6, 1996 entered into between the Company and Hoechst Celanese
        Corporation (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended June 30, 1996)............................................

10.22   Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (Incorporated by reference to
        Exhibit 99.2 to the Company's Registration Statement on Form
        S-8, Commission File No. 33-98514)..............................

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
10.23   Form of Stock Option Agreement (Incorporated by reference to
        Exhibit 99.3 to the Company's Registration Statement on Form
        S-8, Commission File No. 333-52881).............................

10.24   Form of Addendum to Stock Option Agreement (Limited Stock
        Appreciate Right) (Incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8, Commission
        File No. 333-52881).............................................

10.25   Form of Addendum to Stock Option Agreement (Special Tax
        Election) (Incorporated by reference to Exhibit 99.5 to the
        Company's Registration Statement on Form S-8, Commission File
        No. 33-98514)...................................................

10.26   Form of Addendum to Stock Option Agreement (Involuntary
        Termination following Change in Control) (Incorporated by
        reference to Exhibit 99.6 to the Company's Registration
        Statement on Form S-8, Commission File No. 33-98514)............

10.27   Form of Notice of Grant of Automatic Stock Option (Initial
        Grant) (Incorporated by reference to Exhibit 99.8 to the
        Company's Registration Statement on Form S-8, Commission File
        No. 33-98514)...................................................

10.28   Form of Notice of Grant of Automatic Stock Option (Annual Grant)
        (Incorporated by reference to Exhibit 99.9 to the Company's
        Registration Statement on Form S-8, Commission File No.
        33-98514).......................................................

10.29   Form of Non-Employee Director Stock Option Agreement
        (Incorporated by reference to Exhibit 99.10 to the Company's
        Registration Statement on Form S-8, Commission File No.
        33-98514).......................................................

10.30   Form of Employee Stock Purchase Plan Enrollment/Change Form
        (Incorporated by reference to Exhibit 99.12 to the Company's
        Registration Statement on Form S-8, Commission File No.
        33-98514).......................................................

10.31   Form of Stock Purchase Agreement (Incorporated by reference to
        Exhibit 99.13 to the Company's Registration Statement on Form
        S-8, Commission File No. 33-98514)..............................

10.32   Form of Special Officer Participation Form (Incorporated by
        reference to Exhibit 99.14 to the Company's Registration
        Statement on Form S-8, Commission File No. 33-98514)............

10.33   Common Stock Purchase Agreement dated November 11,1996, by and among the Company and the persons listed on Schedule 1 thereto
        (Incorporated by reference to Exhibit 10.1 to the Company's
        Registration Statement on Form S-1, Commission File No.
        333-22747)......................................................

10.34   Common Stock Purchase Agreement dated February 21, 1997, by and among the Company and the persons listed on Schedule 1 thereto
        (Incorporated by reference to Exhibit 10.1 to the Company's
        Registration Statement on Form S-1, Commission File No.
        333-22747)......................................................

10.35   Form of Severance Agreement between the Company and certain executive officers (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended September 30, 1997).......................................

10.36*  Development, License and Commercialization Agreement, dated
        October 17, 1997, by and between the Company and Nycomed Imaging
        AS (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended
        September 30, 1997).............................................

10.37   Employment Agreement, dated October 14, 1997, by and between the
        Company and Michael J. Hensley, M.D. (Incorporated by reference to exhibit of the same number to the Quarterly report on Form
        10-Q for the quarter ended September 30, 1997)..................

10.38   Employment Agreement, dated December 18, 1997, by and between the Company and Leiv Lea (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended March 31, 1998)...................................

10.39*  Evaluation and License Agreement, dated December 16, 1997, by and between Alcon Laboratories, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form
        S-3, Commission File No. 333-43621).............................

10.40   Employment agreement, dated March 11, 1998, by and between the
        Company and David A. Lowin (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 1999).......................................

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
10.41   Employment agreement, dated May 28, 1998, by and between the
        Company and Hugo Madden (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 1999)............................................

10.42*  Development and Supply Agreement dated June 16, 1998 entered into between the Company and Abbott Laboratories Inc
        (Incorporated by reference to exhibit of the same number to the
        Annual Report on Form 10-K for the year ended June 30, 1999)....

10.43   Termination Agreement, dated as of August 27, 1999, by and between Registrant and Celanese, Ltd. (Incorporated by reference to Exhibit 10.1 to an 8-K filed on September 3, 1999)...........

23.1    Consent of Independent Accountants..............................

24.1    Power of Attorney (see page 58).................................

27      Financial Data Schedule.........................................

----------------

* Confidential treatment has been granted as to certain portions of this agreement.