Form 10-K/A
period 1999-06-30
PHARMACYCLICS INC
filed 1999-10-25
CIK 949699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                ----------------

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

PricewaterhouseCoopers LLP

San Jose, California
July 23, 1999

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                        ASSETS

                                                                    JUNE 30,
                                                            -------------------------
                                                              1999            1998
                                                            ---------       ---------
Current assets:
  Cash and cash equivalents .............................   $   3,930       $  13,456
  Short-term marketable investments .....................      42,475          23,189
  Accounts receivable ...................................         309             166
  Prepaid expenses and other current assets .............         463             166
                                                            ---------       ---------
          Total current assets ..........................      47,177          36,977
Long-term marketable investments ........................       5,067          33,736
Property and equipment, net .............................       3,228           2,253
Other assets ............................................          85              53
                                                            ---------       ---------
                                                            $  55,557       $  73,019
                                                            =========       =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................................   $   4,563       $   3,377
  Accrued liabilities ...................................         747             432
  Current portion of capital lease obligations ..........         216             255
                                                            ---------       ---------
          Total current liabilities .....................       5,526           4,064
Capital lease obligations ...............................          59             275
Deferred rent ...........................................          15              39
                                                            ---------       ---------
          Total liabilities .............................       5,600           4,378
                                                            ---------       ---------

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

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                        PERIOD FROM
                                                                                                         INCEPTION
                                                                         YEAR ENDED JUNE 30,            (APRIL 1991)
                                                                 ----------------------------------   THROUGH JUNE 30,
                                                                   1999         1998         1997          1999
                                                                 --------     --------     --------   ----------------
Cash flows from operating activities:
  Net loss ....................................................  $(19,246)    $ (9,675)    $(10,258)    $ (67,137)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization . ..........................       909          828          915         4,293
     Stock compensation expense ...............................        89           91          126           332
     Write-down of fixed assets ...............................        --          188           --           306
     Other ....................................................        --           --           --           (12)
     Changes in assets and liabilities:
       Accounts receivable ....................................      (143)        (166)          --          (309)
       Prepaid expenses and other assets ......................      (329)          54          117          (548)
       Accounts payable .......................................     1,186        2,054          570         4,563
       Accrued liabilities ....................................       315          121           11           747
       Deferred rent ..........................................       (24)         (40)         (34)           15
                                                                 --------     --------     --------     ---------
          Net cash used in operating activities ...............   (17,243)      (6,545)      (8,553)      (57,750)
                                                                 --------     --------     --------     ---------

Cash flows from investing activities:
  Purchase of property and equipment ..........................    (1,884)        (765)        (283)       (3,821)
  Proceeds from sale of property and equipment ................        --           --           --           112
  Purchases of marketable securities ..........................   (21,835)     (60,136)     (23,408)     (109,381)
  Proceeds from maturities of marketable securities ...........    31,133       24,272       10,400        61,754
                                                                 --------     --------     --------     ---------
          Net cash provided by (used in) investing activities .     7,414      (36,629)     (13,291)      (51,336)
                                                                 --------     --------     --------     ---------
Cash flows from financing activities:
  Issuance of common stock, net of
     issuance costs ...........................................       558       41,529       24,711        93,108
  Proceeds from notes payable .................................        --           --           --         3,000
  Issuance of convertible preferred
     stock, net of issuance costs .............................        --           --           --        20,514
  Payments under capital lease obligations ....................      (255)        (768)        (948)       (3,606)
                                                                 --------     --------     --------     ---------
          Net cash provided by financing activities ...........       303       40,761       23,763       113,016
                                                                 --------     --------     --------     ---------
Increase (decrease) in cash and cash equivalents ..............    (9,526)      (2,413)       1,919         3,930

Cash and cash equivalents at beginning of period ..............    13,456       15,869       13,950            --
                                                                 --------     --------     --------     ---------
Cash and cash equivalents at end of period ....................  $  3,930     $ 13,456     $ 15,869     $   3,930
                                                                 ========     ========     ========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid ...........................................  $     --     $     --     $     --     $     101
  Interest paid ...............................................        34           72          226         1,250
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Property and equipment acquired under
     capital lease obligations ................................        --           --          338         3,880
  Warrants issued .............................................        --           --           --            49
  Conversion of notes payable and accrued
     interest into convertible preferred stock ................        --           --           --         3,051



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

        Cash equivalents and investments

        All highly liquid investments purchased with an original maturity date of three months or less are considered to be cash equivalents. The company classifies all its short- and long-term marketable investments as "available-for-sale." For all periods presented, the cost of these investments approximates their fair market value. Gains and losses on securities sold are recorded based on the specific identification method and are included in the results of operations.

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

        Reclassifications

        Certain amounts have been reclassified in the accompanying financial statements for all periods presented to conform to the 1999 presentation.

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