Form 10-Q
period 1999-09-30
PHARMACYCLICS INC
filed 1999-11-12
CIK 949699

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

Yes [X]   No [ ]

As of October 31, 1999, there were 15,096,235 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 22 pages of which this is page 1. The Exhibit Index is located at page 21.

                               PHARMACYCLICS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                   PAGE NUMBER
-----------------------------                                                   -----------

       Item 1.    Financial Statements (unaudited)

                  Condensed Balance Sheet as of September 30, 1999 and June 30, 1999 ...  3

                  Condensed Statement of Operations for the three months ended
                  September 30, 1999 and 1998 ..........................................  4

                  Condensed Statement of Cash Flows for the three months ended
                  September 30, 1999 and 1998 ..........................................  5

                  Notes to Condensed Financial Statements ..............................  6

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations and Factors that May Affect Future
                  Operating Results ....................................................  8


PARTII. OTHER INFORMATION

       Item 1.    Legal Proceedings .................................................... 21

       Item 2.    Changes in Securities ................................................ 21

       Item 3.    Defaults Upon Senior Securities ...................................... 21

       Item 4.    Submission of Matters to a Vote of Security Holders .................. 21

       Item 5.    Other information .................................................... 21

       Item 6.    Exhibits and Reports on Form 8-K ..................................... 21

SIGNATURES ............................................................................  22




    PHARMACYCLICS(R), the "pentadentate" logo [LOGO], ANTRIN(R), LUTRIN(R), OPTRIN(TM) and XCYTRIN(TM) are trademarks of Pharmacyclics, Inc. CITRA VU(TM) is the trademark of E-Z-EM, Inc. for the oral contrast agent it has licensed from Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               PHARMACYCLICS, INC.
                          (a development stage company)
                             CONDENSED BALANCE SHEET
                            (unaudited; in thousands)


                                                             September 30,         June 30,
                                                                 1999                1999
                                                             ------------        ------------
ASSETS
    Current assets:
       Cash and cash equivalents                             $     87,281        $      3,930
       Short-term marketable investments                           38,557              41,095
       Accounts receivable                                            170                 309
       Prepaid expenses and other current assets                    2,183               1,930
                                                             ------------        ------------
           Total current assets                                   128,191              47,264
    Long-term marketable investments                                2,980               4,980
    Property and equipment, net                                     2,996               3,228
    Other assets                                                       85                  85
                                                             ------------        ------------
                                                             $    134,252        $     55,557
                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable                                      $      2,883        $      4,563
       Accrued liabilities                                            644                 747
       Current portion of capital lease obligations                   189                 216
                                                             ------------        ------------
           Total current liabilities                                3,716               5,526
    Capital lease obligations                                          31                  59
    Deferred rent                                                      14                  15
                                                             ------------        ------------
           Total liabilities                                        3,761               5,600
                                                             ------------        ------------
    Stockholders' equity:
       Preferred stock                                                ---                 ---
       Common stock                                                     2                   1
       Additional paid-in capital                                 201,335             117,178
       Accumulated other comprehensive income                         (67)                (85)
       Deficit accumulated during development stage               (70,779)            (67,137)
                                                             ------------        ------------
           Total stockholders' equity                             130,491              49,957
                                                             ------------        ------------
                                                             $    134,252        $     55,557
                                                             ============        ============

   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF OPERATIONS
                (unaudited; in thousands, except per share data)


                                                        Three Months Ended
                                                           September 30,
                                                  -----------------------------
                                                     1999               1998
                                                  ----------         ----------
Contract revenue                                  $      135         $      235
                                                  ----------         ----------
Operating expenses:
    Research and development                           3,509              4,607
    General and administrative                           938                559
                                                  ----------         ----------
       Total operating expenses                        4,447              5,166
                                                  ----------         ----------
Loss from operations                                  (4,312)            (4,931)
Interest income, net                                     670                956
                                                  ----------         ----------
Net loss                                          $   (3,642)        $   (3,975)
                                                  ==========         ==========
Basic and diluted net loss per share (Note 2)     $    (0.29)        $    (0.32)
                                                  ==========         ==========
Shares used to compute basic and diluted
net loss per share                                    12,512             12,335
                                                  ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF CASH FLOWS
                            (unaudited; in thousands)


                                                                     Three Months Ended
                                                                         September 30,
                                                                  -----------------------------
                                                                     1999               1998
                                                                  ----------         ----------
Cash flows from operating activities:
Net loss                                                          $   (3,642)        $   (3,975)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization                                        283                206
    Stock compensation expense                                            22                 22
    Changes in assets and liabilities:
       Accounts receivable                                               139                  2
       Prepaid expenses and other assets                                (253)              (300)
       Accounts payable                                               (1,680)                50
       Accrued liabilities                                              (103)               (45)
       Deferred rent                                                      (1)               (11)
                                                                  ----------         ----------
Net cash used in operating activities                                 (5,235)            (4,051)
                                                                  ----------         ----------
Cash flows from investing activities:
    Purchases of equipment                                               (51)              (205)
    Purchases of marketable securities                                (4,005)            (5,615)
    Proceeds from maturities of marketable securities                  8,561              7,546
                                                                  ----------         ----------
Net cash provided by investing activities                              4,505              1,726
                                                                  ----------         ----------
Cash flows from financing activities:
    Payments under capital lease obligations                             (55)               (75)
    Proceeds from sale of stock                                       84,136                 54
                                                                  ----------         ----------
Net cash provided by (used in) financing activities                   84,081                (21)
                                                                  ----------         ----------
Net increase (decrease) in cash and cash equivalents                  83,351             (2,346)
Cash and cash equivalents at the beginning of the period               3,930             13,456
                                                                  ----------         ----------
Cash and cash equivalents at the end of the period                $   87,281         $   11,110
                                                                  ==========         ==========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                        $        6         $       12


   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the "Company" or "Pharmacyclics") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the Company included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1999 filed with the Securities and Exchange Commission on October 25, 1999.

   The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2000 or for any other future period.

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

CASH EQUIVALENTS AND INVESTMENTS

   All highly liquid investments purchased with an original maturity date of three months or less are considered to be cash equivalents. The Company classifies all its investments as "available-for-sale." For all periods presented, the cost of these investments approximates their fair market value. Gains and losses on securities sold are recorded based on the specific identification method and are included in the results of operations.

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

NOTE 3 - EQUITY

   In September 1999, the Company sold 2,300,000 shares of its common stock at $38.75 per share which resulted in net proceeds to the Company of approximately $83,600,000. In February 1998, the Company sold 2,012,500 shares of its common stock at a price of $21.75 per share, which resulted in net proceeds to the Company of approximately $40,800,000.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

   Effective July 1, 1998, Pharmacyclics adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from the results of operations, include foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities.

   The Company's total comprehensive income (losses) were as follows (in thousands):

                                                                   Three Months Ended
                                                                      September 30,
                                                               ----------------------------
                                                                  1999              1998
                                                               ----------        ----------
Net loss                                                       $   (3,642)       $   (3,975)
Net unrealized gains on available-for-sale securities                  18               310
                                                               ----------        ----------
Comprehensive net loss                                         $   (3,624)       $   (3,665)
                                                               ==========        ==========


NOTE 5 - SUBSEQUENT EVENT

   In October 1999, the underwriters of the Company's September 1999 stock offering exercised their over-allotment option resulting in the sale of 345,000 shares of common stock at $38.75 per share resulting in net proceeds of approximately $12,600,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

   In addition to historical information, this report contains predictions, estimates and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the factors, including those discussed in "Factors That May Affect Future Operating Results," elsewhere in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

OVERVIEW

   Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and retinal disease. We are currently in a multicenter international Phase III clinical trial of XCYTRIN(TM) to improve the efficacy of radiation therapy of tumors that have spread to the brain resulting from a variety of cancers, including those of the lung and breast. We have completed a Phase II clinical trial for LUTRIN(TM) as a photosensitizer to evaluate its safety, tolerability and efficacy for use in the photodynamic therapy of recurrent breast cancers to the chest wall. Through our Cooperative Research and Development Agreement, the National Cancer Institute intends to conduct several Phase I clinical trials of XCYTRIN and LUTRIN, each for a variety of additional cancer indications. We are now conducting a multicenter randomized Phase II clinical trial with Antrin(R) in patients with periperal arterial disease. In addition, Alcon is conducting a Phase I/II clinical trial of OPTRIN(TM) for the photodynamic therapy of patients with a degenerative disease of the retina caused by growths of small blood vessels in the retina known as age-related macular degeneration. Alcon is conducting this trial under a 1997 evaluation and license agreement that gave Alcon the right to conduct worldwide development, marketing and sales of OPTRIN for ophthalmology indications. Also in 1997, we entered into a collaborative agreement with Nycomed to sell and market LUTRIN for cancer therapy outside the United States, Canada and Japan.

   To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales, and we do not expect to receive product revenues for at least the next several years. We have incurred significant operating losses since our inception in 1991 and, as of September 30, 1999, had an accumulated deficit of approximately $70.8 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

RESULTS OF OPERATIONS

Revenues

   Revenues were $135,000 for the three months ended September 30, 1999 compared to $235,000 for the three months ended September 30, 1998. Revenue in both periods consisted of contract revenue associated with one of the Company's corporate collaboration agreements.

Research and Development

   Research and development expenses were $3,509,000 for the three months ended September 30, 1999 compared to $4,607,000 for the three months ended September 30, 1998. Expenses in the first quarter of fiscal 2000 were reduced by a credit of $3,540,000 associated with the termination of the Company's manufacturing development and supply agreement with Celanese, Ltd. Pursuant to the termination agreement, Celanese assigned to the Company all rights, title and interest in the manufacturing technology and intellectual property for the Company's texaphyrin-based products and agreed to make a cash payment of $750,000 to the Company. The termination agreement also relieved the Company of all obligations to pay Celanese for shared development costs incurred prior to termination of the Agreement. As of June 30, 1999, the Company had accrued $2,790,000 associated with such costs.

   Excluding the impact of the Celanese termination agreement, research and development expenses increased $2,442,000 (53%) to $7,049,000 in the three months ended September 30, 1999 as compared to $4,607,000 in the three months ended September 30, 1998. This increase was due primarily to increased clinical trial costs, greater drug purchases and greater personnel costs.

General and Administrative

   General and administrative expenses increased $379,000 (68%) to $938,000 in the three months ended September 30, 1999 as compared to $559,000 in the three months ended September 30, 1998. This increase is primarily related to higher facility expenses related to additional office space leased in the fourth quarter of fiscal 1999 and higher personnel costs.

Interest Income, Net

   Interest income, net decreased $286,000 (30%) to $670,000 in the three months ended September 30, 1999 as compared to $956,000 in the three months ended September 30, 1998. This decrease is primarily attributable to a decline in average investment balances.

LIQUIDITY AND CAPITAL RESOURCES

   Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

   As of September 30, 1999, we had approximately $128,818,000 in cash, cash equivalents and investments. Net cash used in operating activities of $5,235,000 during the three months ended September 30, 1999 resulted primarily from the net loss for the period and a reduction in accounts payable. Net cash used in operating activities of $4,051,000 during the three months ended September 30, 1998 resulted primarily from the net loss for the period.

   Net cash provided by investing activities of $4,505,000 and $1,726,000 for the three months ended September 30, 1999 and 1998, respectively, consisted primarily of proceeds from the sale of investments, net of purchases.

   Net cash provided by financing activities of $84,081,000 for the three months ended September 30, 1999 primarily consisted of proceeds from the sale of stock. Net cash used in financing activities of $21,000 for the three months ended September 30, 1998 consisted of payments under capital lease obligations, partially offset by proceeds from the sale of stock.

   Based on the current status of our product development and commercialization plans, we believe cash, cash equivalents and short- and long-term investments will be adequate to satisfy our capital needs through at least the calendar year 2001. However, our actual capital requirements will depend on many factors, including: the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE

   We have incurred significant operating losses since our inception in 1991 and, as of September 30, 1999, had an accumulated deficit of approximately $70.8 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. To date, we have not generated revenue from the commercial sale of our products and do not expect to receive any such revenue in the near future. All revenues to date are primarily from license and milestone payments and, to a lesser extent, funding from one government research grant.

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

    We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs through at least calendar year 2001. However, our actual capital requirements will depend on many factors, including:

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

VOLATILITY OF STOCK PRICE

   The market prices for securities of small capitalization biotechnology companies (including ours) have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Future announcements concerning the Company, its competitors or other pharmaceutical and biotechnology companies, including the results of preclinical testing and clinical trials, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation, public concern as to the safety of products developed by us or others, comments by securities analysts and general market conditions may have a significant effect on the market price of our common stock. In addition, the realization of any of the risks described in these "Factors That May Affect Future Operating Results" could have a dramatic and material adverse impact on the market price of our common stock.

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

                                  PHARMACYCLICS, INC.
                                  (Registrant)



Dated:  November 10, 1999         By:      /s/  RICHARD A. MILLER, M.D.
                                       ----------------------------------------
                                               Richard A. Miller, M.D.
                                        President and Chief Executive Officer



Dated:  November 10, 1999         By:              /s/  LEIV LEA
                                       ----------------------------------------
                                                      Leiv Lea

                                  Vice President, Finance and Administration and
                                              Chief Financial Officer

                             Exhibit Index



      Exhibit 27     Financial Data Schedule