Form 10-Q
period 1999-12-31
PHARMACYCLICS INC
filed 2000-02-11
CIK 949699

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ________

                         Commission File Number: 0-27066


                               PHARMACYCLICS, INC.

             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------


               Delaware                                  94-3148201
    (State or other jurisdiction                           (I.R.S.
  of incorporation or organization)               Employer Identification No.)

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

Yes    [X]     No    [ ]


As of January 31, 2000, there were 15,119,426 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.



This quarterly report on Form 10-Q consists of 22 pages of which this is page 1. The Exhibit Index is located at page 21.

                               PHARMACYCLICS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                        PAGE NUMBER
        ---------------------                                                        -----------
       Item 1.    Financial Statements (unaudited)

                  Condensed Balance Sheet as of December 31, 1999 and June 30, 1999 ....  3

                  Condensed Statement of Operations for the three and six months ended
                    December 31, 1999 and 1998 .........................................  4

                  Condensed Statement of Cash Flows for the three and six months ended
                    December 31, 1999 and 1998 .........................................  5

                  Notes to Condensed Financial Statements ..............................  6

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations and Factors that May Affect Future
                    Operating Results ..................................................  8



PART II. OTHER INFORMATION
         -----------------
       Item 1.    Legal Proceedings .................................................... 20

       Item 2.    Changes in Securities ................................................ 20

       Item 3.    Defaults Upon Senior Securities ...................................... 20

       Item 4.    Submission of Matters to a Vote of Security Holders .................. 20

       Item 5.    Other information .................................................... 21

       Item 6.    Exhibits and Reports on Form 8-K ..................................... 21

SIGNATURES ............................................................................. 22




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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               PHARMACYCLICS, INC.
                          (a development stage company)
                             CONDENSED BALANCE SHEET
                            (unaudited; in thousands)

                                                            December 31,         June 30,
                                                                1999                1999
                                                             ---------           ---------
ASSETS

    Current assets:

       Cash and cash equivalents                             $  61,164           $   3,930

       Short-term marketable investments                        45,329              41,095

       Accounts receivable                                          70                 309

       Prepaid expenses and other current assets                 2,592               1,930
                                                             ---------           ---------

           Total current assets                                109,155              47,264

    Long-term marketable investments                            28,893               4,980

    Property and equipment, net                                  2,829               3,228

    Other assets                                                    85                  85
                                                             ---------           ---------

                                                             $ 140,962           $  55,557
                                                             =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:

       Accounts payable                                      $   2,738           $   4,563

       Accrued liabilities                                         487                 747

       Current portion of capital lease obligations                150                 216
                                                             ---------           ---------

           Total current liabilities                             3,375               5,526

    Capital lease obligations                                       14                  59

    Deferred rent                                                   42                  15
                                                             ---------           ---------

           Total liabilities                                     3,431               5,600
                                                             ---------           ---------

    Stockholders' equity:

       Preferred stock                                             ---                 ---

       Common stock                                                  2                   1

       Additional paid-in capital                              214,013             117,178

       Accumulated other comprehensive (loss)                     (298)                (85)

       Deficit accumulated during development stage            (76,186)            (67,137)
                                                             ---------           ---------

           Total stockholders' equity                          137,531              49,957
                                                             ---------           ---------

                                                             $ 140,962           $  55,557
                                                             =========           =========

   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF OPERATIONS
                (unaudited; in thousands, except per share data)


                                                            Three Months Ended                    Six Months Ended
                                                               December 31,                         December 31,
                                                         1999               1998               1999               1998
                                                       --------           --------           --------           --------
Revenues:

    License and grant revenues                         $  1,000           $    ---           $  1,000           $    ---

    Contract revenue                                        168                219                303                454
                                                       --------           --------           --------           --------

       Total revenues                                     1,168                219              1,303                454
                                                       --------           --------           --------           --------

Operating expenses:

    Research and development                              7,458              4,730             10,967              9,337

    General and administrative                              996                689              1,934              1,248
                                                       --------           --------           --------           --------

       Total operating expenses                           8,454              5,419             12,901             10,585
                                                       --------           --------           --------           --------

Loss from operations                                     (7,286)            (5,200)           (11,598)           (10,131)

Interest income, net                                      1,879                865              2,549              1,821
                                                       --------           --------           --------           --------

Net loss                                               $ (5,407)          $ (4,335)          $ (9,049)          $ (8,310)
                                                       ========           ========           ========           ========


Basic and diluted net loss per share (Note 2)          $  (0.36)          $  (0.35)          $  (0.65)          $  (0.67)
                                                       ========           ========           ========           ========

Shares used to compute basic and diluted
net loss per share                                       15,072             12,373             13,831             12,354
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

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF CASH FLOWS
                            (unaudited; in thousands)

                                                                        Six Months Ended
                                                                          December 31,
                                                                  ---------------------------
                                                                    1999               1998
                                                                  --------           --------
Cash flows from operating activities:

Net loss                                                          $ (9,049)          $ (8,310)

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                                      563                424

    Stock compensation expense                                          44                 44

    Changes in assets and liabilities:

       Accounts receivable                                             239               (194)

       Prepaid expenses and other assets                              (662)              (146)

       Accounts payable                                             (1,825)                89

       Accrued liabilities                                            (260)               112

       Deferred rent                                                    27                (21)
                                                                  --------           --------

Net cash used in operating activities                              (10,923)            (8,002)
                                                                  --------           --------

Cash flows from investing activities:

    Purchases of equipment                                            (164)              (672)

    Purchases of marketable securities                             (56,064)           (10,653)

    Proceeds from maturities of marketable securities               27,704             15,671
                                                                  --------           --------

Net cash (used in) provided by investing activities                (28,524)             4,346
                                                                  --------           --------

Cash flows from financing activities:

    Payments under capital lease obligations                          (111)              (142)

    Proceeds from sale of stock                                     96,792                326
                                                                  --------           --------

Net cash provided by financing activities                           96,681                184
                                                                  --------           --------

Net increase (decrease) in cash and cash equivalents                57,234             (3,472)

Cash and cash equivalents at the beginning of the period             3,930             13,456
                                                                  --------           --------

Cash and cash equivalents at the end of the period                $ 61,164           $  9,984
                                                                  ========           ========

Supplemental disclosure of cash flow information:

    Cash paid for interest                                        $      8           $     20




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

   The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2000 or for any other future period.


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company does not expect the adoption of SAB 101 to have a material effect on its results of operations.

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


CASH EQUIVALENTS AND INVESTMENTS

   All highly liquid investments purchased with an original maturity date of three months or less are considered to be cash equivalents. The Company has classified its investments as "available-for-sale." For all periods presented, the cost of these investments approximates their fair market value. Gains and losses on securities sold are recorded based on the specific identification method and are included in the results of operations.


INVENTORIES

  The Company has purchased certain components of its texaphyrin-based drug substance that are expected to be available to support the commercial launch of its products under development. Until the commercial viability of such products has been demonstrated and the necessary regulatory approvals received, the Company has provided a 100% reserve for all such amounts. Such reserves have been included in research and development expense.

                               PHARMACYCLICS, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

   Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of stock options and warrants (using the treasury stock method) and have been excluded from the computation of dilutive earnings per share for all periods presented because their effect is anti-dilutive.


NOTE 3 - EQUITY

   In September and October 1999, the Company sold a total of 2,645,000 shares of its common stock at $38.75 per share resulting in net cash proceeds of approximately $96,200,000. In February 1998, the Company sold 2,012,500 shares of its common stock at a price of $21.75 per share, resulting in net cash proceeds to the Company of approximately $40,800,000.


NOTE 4 - COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from the results of operations, include foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities.

   The Company's total comprehensive income (losses) were as follows (in thousands):

                                                        Three Months Ended                   Six Months Ended
                                                           December 31,                        December 31,
                                                    -------------------------           -------------------------
                                                      1999              1998              1999              1998
                                                    -------           -------           -------           -------
Net loss                                            $(5,407)          $(4,335)          $(9,049)          $(8,310)

Net unrealized gains on available-for-sale
securities                                             (231)             (234)             (213)               76
                                                    -------           -------           -------           -------
Comprehensive net loss                              $(5,638)          $(4,569)          $(9,262)          $(8,234)
                                                    =======           =======           =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In addition to historical information, this report contains predictions, estimates and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the factors, including those discussed in "Factors That May Affect Future Operating Results," elsewhere in this report and in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1999.


OVERVIEW

   Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and retinal disease. We are currently in a multicenter international Phase III clinical trial of XCYTRIN(TM) to improve the efficacy of radiation therapy of tumors that have spread to the brain resulting from a variety of cancers, including those of the lung and breast. We are now conducting a Phase IIb clinical trial for LUTRIN(R) as a photosensitizer for use in the photodynamic therapy of patients with recurrent breast cancers to the chest wall that have failed standard therapies. Through our Cooperative Research and Development Agreement, the National Cancer Institute intends to conduct several Phase I clinical trials of XCYTRIN and LUTRIN, each for a variety of additional cancer indications. We are now conducting a multicenter randomized Phase II clinical trial with ANTRIN(R) in patients with peripheral arterial disease. In addition, Alcon is conducting a Phase II clinical trial with OPTRIN(TM) for the photodynamic therapy of patients with a degenerative disease of the retina caused by growths of small blood vessels in the retina known as age-related macular degeneration. Alcon is conducting this trial under a 1997 evaluation and license agreement that gave Alcon the right to conduct worldwide development, marketing and sales of OPTRIN for ophthalmology indications. Also in 1997, we entered into a collaborative agreement with Nycomed to sell and market LUTRIN for cancer therapy outside the United States, Canada and Japan.

   To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales, and we do not expect to receive product revenues for at least the next several years. We have incurred significant operating losses since our inception in 1991 and, as of December 31, 1999, had an accumulated deficit of approximately $76.2 million. We expect to continue to incur significant operating losses over the next several years as we incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.



RESULTS OF OPERATIONS

Revenues

   Revenues were $1,168,000 for the three months ended December 31, 1999, compared to $219,000 for the three months ended December 31, 1998. The revenue increase in fiscal 2000 was primarily related to the receipt of a non-refundable milestone payment from Alcon for their continuing clinical development of OPTRIN. Revenues for the six month period ended December 31, 1999 were $1,303,000, compared to $454,000 in the comparable fiscal 1999 period.

Research and Development

Research and development expenses for the three months ended December 31, 1999, were $7,458,000, compared to $4,730,000 for the three months ended December 31, 1998, which represents a 57.7% increase. The increase was due primarily to increased clinical trial, drug purchase and personnel costs.

For the six months ended December 31, 1999 and 1998, research and development expenses were $10,967,000 and $9,337,000, respectively. Expenses in the first quarter of fiscal 2000 were reduced by a credit of $3,540,000 associated with the termination of our manufacturing development and supply agreement with Celanese, Ltd. Pursuant to the termination agreement, Celanese assigned to us all rights, title and interest in the manufacturing technology and intellectual property for the Company's texaphyrin-based products and agreed to make a cash payment to the Company of $750,000. The termination agreement also relieved us of all obligations to pay Celanese for shared development costs incurred prior to termination of the Agreement. As of June 30, 1999, we had accrued $2,790,000 associated with such costs. Excluding the impact of the Celanese termination agreement, research and development expenses increased $5,170,000, (55.4%), to $14,507,000 for the six months ended December 31, 1999 compared to $9,337,000 for the six months ended December 31, 1998. The increase was due primarily to increased clinical trial, drug purchase and personnel costs. We expect research and development spending to increase further over the next several years as product development, clinical trials and core research efforts continue to expand.


General and Administrative

General and administrative expenses for the three months ended December 31, 1999 were $996,000, compared to $689,000 for the three months ended December 31, 1998, which represents a 44.6% increase. For the six months ended December 31, 1999 and 1998, general and administrative expenses were $1,934,000 and $1,248,000, respectively, an increase of 55.0%. The increase in both periods was primarily related to higher facility expenses related to additional office space leased in the fourth quarter of fiscal 1999 and higher personnel costs.


Interest Income, Net

Interest income, net was $1,879,000 and $865,000 for the three months ended December 31, 1999 and 1998, respectively, an increase of 217.2%. For the six months ended December 31, 1999 and 1998, interest income, net was $2,549,000 and $1,821,000, respectively, an increase of 40.0%. The increases were primarily attributable to increased earnings from higher investment balances resulting from the proceeds of a public equity offering of common stock completed in September 1999.



LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

As of December 31, 1999, we had approximately $135,386,000 in cash, cash equivalents and investments. Net cash used in operating activities of $10,923,000 during the six months ended December 31, 1999 resulted primarily from the net loss for the period and a reduction in accounts payable. Net cash used in operating activities of $8,002,000 during the six months ended December 31, 1998 resulted primarily from the net loss for the period.

Cash used in investing activities of $28,524,000 for the six months ended December 31, 1999, consisted primarily of purchases of investments, net of proceeds of maturities of investments. Cash provided by investing activities of $4,346,000 for the six months ended December 31, 1998 consisted primarily of proceeds from maturities of investments, net of purchases of investments.

Net cash provided by financing activities of $96,681,000 for the six months ended December 31, 1999 primarily consisted of proceeds from the sale of common stock. Net cash provided by financing activities of $184,000 for the six months ended December 31, 1998, consisted of proceeds from the sale of common stock, partially offset by payments under capital lease obligations.

Based on the current status of its product development and commercialization plans, we believe our cash, cash equivalents and short and long-term investments will be adequate to satisfy our capital needs through at least the calendar year 2001. However, our actual capital requirements will depend on many factors, including: the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available at the time needed, on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. See "Factors That May Affect Future Operating Results."


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

    We expense external and internal costs specifically associated with addressing Year 2000 issues as incurred. To this point, these costs have not been material and we do not expect such costs to be material in the future. We cannot be certain, however, that our assessment of Year 2000's potential impact on us will not change as we complete our assessment, or that Year 2000 will not ultimately cause a material disruption in our business. We did not experience any material Year 2000 difficulties on January 1, 2000.


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


WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE

   We have incurred significant operating losses since our inception in 1991 and, as of December 31, 1999, had an accumulated deficit of approximately $76.2 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. To date, we have not generated revenue from the commercial sale of our products and do not expect to receive any such revenue in the near future. All revenues to date are primarily from license and milestone payments and, to a lesser extent, funding from one government research grant.

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

   Marketing or promoting a drug for an unapproved use is subject to very strict controls. Furthermore, clearance may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products, which in turn would have a material adverse effect on our business, financial condition and results of operations:

        -       failure to obtain or maintain requisite governmental approvals;

        - failure to obtain approvals of clinically intended uses of our products under development; or

        - identification of serious and unanticipated adverse side effects in our products under development.

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

ACCEPTANCE OF OUR PRODUCTS IN THE MARKETPLACE IS UNCERTAIN, AND FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS

   Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

        - the receipt of regulatory approvals for the uses that we are studying;

        - the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products and diagnostic and/or imaging techniques; and

        - pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators.

   Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products.


WE MAY FAIL TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR SECURE RIGHTS TO THIRD-PARTY PATENTS

   A number of third-party patent applications have been published, and some have issued, relating to biometallic and expanded porphyrin chemistries. It is likely that competitors and other third parties have and will continue to file applications for and receive patents relating to similar or even the same compositions, methods or designs as those of our products. If any third-party patent claims are asserted against the company's products and are upheld as valid and infringed, we could be prevented from practicing the subject matter claimed in such patents, require license(s) or have to redesign our products or processes to avoid infringement. Such licenses may not be available or, if available, may not be on terms acceptable to us. Alternatively, we may be unsuccessful in any attempt to redesign our products or processes to avoid infringement. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to the company and diversion of our efforts.

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

   We also depend upon the National Cancer Institute for the sponsoring and funding of certain of the clinical trials of our XCYTRIN radiation sensitizer and LUTRIN photosensitizer products in development. We cannot be certain that the National Cancer Institute will enlist support for all such trials or that it will continue our funding. If the National Cancer Institute does not support such trials, we may have to fund the continuation of such trials ourselves or reduce the number of disease types in our clinical trials.

   We may be unsuccessful in entering into additional strategic alliances for the development or commercialization of other product candidates. Even if we did enter into any such alliances, they may not be on terms favorable to us or they may ultimately be unsuccessful.

   We have no expertise in the development of light sources and associated light delivery devices required for our photoangioplasty and photodynamic therapy products under development. Successful development, manufacturing, approval and distribution of our photosensitization products will require third party participation for the required light sources, associated light delivery devices and other equipment. We currently obtain lasers from Diomed, Inc., light emitting diodes from Quantum Devices, Inc. and cylindrically diffusing light fibers from CardioFocus, Inc. on a purchase order basis, and such entities are under no obligation to continue to deliver light devices on an ongoing basis. Failure to maintain such relationships may require us to develop additional supply sources which may require additional clinical trials and regulatory approvals and could materially delay commercialization of our LUTRIN and ANTRIN products under development. We may be unable to establish or maintain relationships with other supply sources on a commercially reasonable basis, if at all, or alternatively, the enabling devices may not receive regulatory approval for use in photoangioplasty or photodynamic therapy.

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

   During discussions with Celanese that resulted in termination of the manufacturing and supply agreement, we entered into agreements with three new manufacturers to evaluate their ability to supply us with the components of the texaphyrin-based products. One of these manufacturers has delivered commercial quantities of the components of drug substance to us, but we cannot be certain that the other two will be able to deliver commercial quantities of the components or drug substance on a timely basis. Because the remaining two manufacturers will supply a component of the bulk drug substance, if either of these manufacturers fails to perform its obligations in a timely fashion, our business could be materially harmed. Due to the addition of alternative manufacturers, we must demonstrate to the FDA the substantial chemical equivalence of the materials produced by these manufacturers to the materials used in our clinical trials to date. Failure to demonstrate chemical equivalence of the material produced by these manufacturers could involve performing additional clinical trials and could have a material adverse effect on our business, financial condition and results of operations. In addition, we are in the process of negotiating commercial-scale supply agreements with the same group of manufacturers, but we cannot be certain that we will be able to successfully negotiate these agreements at all or on commercially acceptable terms.

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

   We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs through at least calendar year 2001. However, our actual capital requirements will depend on many factors, including:

        -       continued progress of our research and development programs;

        -       our ability to establish additional collaborative arrangements;

        -       changes in our existing collaborative relationships;

        -       progress with preclinical studies and clinical trials;

        -       the time and costs involved in obtaining regulatory clearance;

        - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

        -       competing technological and market developments; and

        - our ability to market and distribute our products and establish new collaborative and licensing arrangements.

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

VOLATILITY OF STOCK PRICE

   The market prices for securities of small capitalization biotechnology companies (such as ours) have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Future announcements concerning the Company, its competitors or other pharmaceutical and biotechnology companies, including the results of preclinical testing and clinical trials, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation, public concern as to the safety of products developed by us or others, comments by securities analysts and general market conditions, among other factors, may have a significant effect on the market price of our common stock. Many of these factors are beyond our control. In addition, the realization of any of the risks described in these "Factors That May Affect Future Operating Results" could have a dramatic and material adverse impact on the market price of our common stock.


WE ARE SUBJECT TO UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT AND REFORM

   The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on our business, financial condition and results of operations.

   Our ability to commercialize our products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by government authorities, private health insurers and other organizations, such as HMOs. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially adversely affect our ability to operate profitably.


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


YEAR 2000 ISSUES COULD DISRUPT OUR BUSINESS OPERATIONS

   We have assessed our exposure to Year 2000-related problems, focusing on four potential areas of exposure: internal information systems, scientific equipment, facility support systems and the readiness of significant third parties with whom we have material business relationships. We have completed the implementation of all necessary upgrades and believe that the Year 2000 issue will not pose significant operational problems for our internal computer systems. After an inventory of our major pieces of scientific equipment and of our major facility support systems such as communications, security and building maintenance systems, we believe them to be Year 2000-compliant. We have contacted our significant suppliers and service providers to determine the extent to which our systems which interact with systems of third parties would be vulnerable if those third parties failed to address their own Year 2000 issues. We cannot be certain that the systems of other companies on which our systems rely will be timely converted and any failure by these companies to do so may have an adverse impact on our systems. We estimate that the cost of the required upgrades and conversions will not have a significant impact on our results of operations. Following the change from 1999 to Year 2000, we have not experienced any material Year 2000 difficulties.

PART II. OTHER INFORMATION


Item  1. Legal Proceedings
         None

Item  2. Changes in Securities
         None

Item  3. Defaults Upon Senior Securities
         None

Item  4. Submission of Matters to a Vote of Security Holders

On December 9, 1999, at the Company's 1999 Annual Meeting of Stockholders, the following matters were submitted and voted on by stockholders and were adopted:

        A. The election of Phyllis I. Gardner, Joseph S. Lacob, Richard A. Miller, Joseph C. Scodari and Craig C. Taylor by the stockholders to serve on the Board of Directors.

        The results of the vote were as follows:

                                            Total Vote for       Total Vote Withheld
                                            Each Director        from Each Director_
                                            -------------        ------------------
            Phyllis I. Gardner               12,788,100                 81,188
            Joseph S. Lacob                  12,791,000                 78,288
            Richard A. Miller, M.D.          12,791,100                 78,188
            Joseph C. Scodari                12,789,800                 79,488
            Craig C. Taylor                  12,791,100                 78,188

        B. The amendment of the Company's 1995 Stock Option Plan in order to increase the total number of shares of common stock authorized for issuance over the term of the Plan by an additional 500,000 shares.

        The results of the vote were as follows:

                  For               Against               Abstain
                  ---               -------               -------
               8,591,835           4,273,279               4,174

        C. The amendment of the Company's Non-Employee Directors Stock Option Plan (the "Directors Option Plan") in order to (i) increase the total number of shares of common stock authorized for issuance over the term of the Directors Option Plan by an additional 30,000 shares, (ii) allow any unvested shares reacquired by the Company to be available for future option grants and (iii) increase the option exercise period from twelve months to twenty-four months after cessation of service.

        The results of the vote were as follows:

                  For               Against               Abstain
                  ---               -------               -------
               12,495,853           361,811               11,624

        D. The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 30, 2000.

        The results of the vote were as follows:

                  For               Against               Abstain
                  ---               -------               -------
              12,845,787             1,730                 21,771


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


                                            PHARMACYCLICS, INC.
                                            (Registrant)



Dated:  February 11, 2000                   By: /s/ RICHARD A. MILLER, M.D.
                                               --------------------------------
                                                    Richard A. Miller, M.D.
                                                        President and
                                                    Chief Executive Officer






Dated:  February 11, 2000                   By: /s/  LEIV LEA
                                                -------------------------------
                                                           Leiv Lea
                                                 Vice President, Finance and
                                                      Administration and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

Exhibits                 Description
--------                 -----------
   27             Financial Data Schedule