Form 10-Q
period 2000-03-31
PHARMACYCLICS INC
filed 2000-05-11
CIK 949699

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

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

Yes [X]    No [ ]


As of April 30, 2000, there were 15,961,171 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.



This quarterly report on Form 10-Q consists of 22 pages of which this is page 1. The Exhibit Index is located at page 21.

                               PHARMACYCLICS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                         PAGE NUMBER
                                                                                      -----------
       Item 1.    Financial Statements (unaudited)

                  Condensed Balance Sheet as of March 31, 2000 and June 30, 1999 .......  3

                  Condensed Statement of Operations for the three and nine months ended March 31, 2000 and 1999 .....................................  4

                  Condensed Statement of Cash Flows for the nine months ended
                     March 31, 2000 and 1999 ...........................................  5

                  Notes to Condensed Financial Statements ..............................  6

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations and Factors that May Affect Future
                     Operating Results .................................................  8

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

       Item 4.    Submission of Matters to a Vote of Security Holders .................. 21

       Item 5.    Other Information .................................................... 21

       Item 6.    Exhibits and Reports on Form 8-K ..................................... 21

SIGNATURES ............................................................................. 22




   PHARMACYCLICS(R), the "pentadentate" logo [LOGO], GADOLITE(R), XCYTRIN(R), ANTRIN(R), LUTRIN(R), and OPTRIN(TM) are trademarks of Pharmacyclics, Inc.
 Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PHARMACYCLICS, INC.
                          (a development stage company)
                             CONDENSED BALANCE SHEET
                            (unaudited; in thousands)

                                                            March 31,         June 30,
                                                              2000              1999
                                                           ---------         ---------
ASSETS

    Current assets:

       Cash and cash equivalents                           $  64,878         $   3,930

       Short-term investments                                 65,370            41,095

       Accounts receivable                                       191               309

       Prepaid expenses and other current assets               3,322             1,930
                                                           ---------         ---------

           Total current assets                              133,761            47,264

    Long-term marketable investments                          55,588             4,980

    Property and equipment, net                                3,443             3,228

    Other assets                                                  99                85
                                                           ---------         ---------

                                                           $ 192,891         $  55,557
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:

       Accounts payable                                    $   3,724         $   4,563

       Accrued liabilities                                       954               747

       Current portion of capital lease obligations              103               216
                                                           ---------         ---------

           Total current liabilities                           4,781             5,526

    Capital lease obligations                                      5                59

    Deferred rent                                                 38                15
                                                           ---------         ---------

           Total liabilities                                   4,824             5,600
                                                           ---------         ---------

    Stockholders' equity:

       Preferred stock                                           ---               ---

       Common stock                                                3                 1

       Additional paid-in capital                            272,003           117,178

       Accumulated other comprehensive loss                     (502)              (85)

       Deficit accumulated during development stage          (83,437)          (67,137)
                                                           ---------         ---------

           Total stockholders' equity                        188,067            49,957
                                                           ---------         ---------

                                                           $ 192,891         $  55,557
                                                           =========         =========



   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF OPERATIONS
                (unaudited; in thousands, except per share data)


                                                      Three Months Ended                Nine Months Ended
                                                            March 31,                         March 31,
                                                    -------------------------         -------------------------
                                                      2000             1999             2000             1999
                                                    --------         --------         --------         --------
Revenues:

    License and grant revenues                      $     --         $     --         $  1,000         $

    Contract revenue                                     125              246              428              700
                                                    --------         --------         --------         --------

       Total revenues                                    125              246            1,428              700
                                                    --------         --------         --------         --------

Operating expenses:

    Research and development                           8,512            5,450           19,479           14,787

    General and administrative                         1,084              786            3,018            2,034
                                                    --------         --------         --------         --------

       Total operating expenses                        9,596            6,236           22,497           16,821
                                                    --------         --------         --------         --------

Loss from operations                                  (9,471)          (5,990)         (21,069)         (16,121)

Interest income, net                                   2,220              807            4,769            2,628
                                                    --------         --------         --------         --------

Net loss                                            $ (7,251)        $ (5,183)        $(16,300)        $(13,493)
                                                    ========         ========         ========         ========


Basic and diluted net loss per share (Note 2)       $  (0.47)        $  (0.42)        $  (1.14)        $  (1.09)
                                                    ========         ========         ========         ========

Shares used to compute basic and diluted
   net loss per share                                 15,342           12,390           14,309           12,366
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

                               PHARMACYCLICS, INC.
                          (a development stage company)
                        CONDENSED STATEMENT OF CASH FLOWS
                            (unaudited; in thousands)


                                                                    Nine Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                   2000             1999
                                                                ---------         --------
Cash flows from operating activities:

Net loss                                                        $ (16,300)        $(13,493)

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                                     861              677

    Stock compensation expense                                         66               66

    Changes in assets and liabilities:

       Accounts receivable                                            118              (18)

       Prepaid expenses and other current assets                   (1,406)            (142)

       Accounts payable                                              (839)             171

       Accrued liabilities                                            207               85

       Deferred rent                                                   23              (27)
                                                                ---------         --------

           Net cash used in operating activities                  (17,270)         (12,681)
                                                                ---------         --------

Cash flows from investing activities:

    Purchases of property and equipment                            (1,076)            (979)

    Purchases of marketable securities                           (114,756)         (20,725)

    Proceeds from maturities of marketable securities              39,456           25,283
                                                                ---------         --------

           Net cash provided by (used in) investing
             activities                                           (76,376)           3,579
                                                                ---------         --------

Cash flows from financing activities:

    Payments under capital lease obligations                         (167)            (199)

    Proceeds from sale of stock                                   154,761              379
                                                                ---------         --------

           Net cash provided by financing activities              154,594              180
                                                                ---------         --------

Net increase (decrease) in cash and cash equivalents               60,948           (8,922)

Cash and cash equivalents at the beginning of the period            3,930           13,456
                                                                ---------         --------

Cash and cash equivalents at the end of the period              $  64,878         $  4,534
                                                                =========         ========



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

   The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2000 or for any other future period. The condensed balance sheet at June 30, 1999 has been derived from the audited financial statements as of that date.

REVENUE RECOGNITION

   License fees are recognized as revenue when earned, pursuant to the terms of each agreement and in the absence of any ongoing performance obligation. Contract and grant revenues are recognized as earned, primarily based on costs incurred to total estimated costs at completion, pursuant to the terms of each agreement. License, contract and grant revenues are not subject to repayment. Any amounts received in advance of performance are recorded as deferred revenue.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company will adopt SAB 101 effective July 1, 2000 and does not expect such adoption to have a material effect on its results of operations.

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

CASH EQUIVALENTS AND INVESTMENTS

   All highly liquid investments purchased with an original maturity date of three months or less are considered to be cash equivalents. The Company has classified its investments as "available-for-sale." For all periods presented, the cost of investments approximates their fair market value. Unrealized gains and losses are included in other comprehensive income. Gains and losses on securities sold are recorded based on the specific identification method and are included in the results of operations.

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

NOTE 3 - EQUITY

   In March 2000, the Company sold 820,000 shares of its common stock at $73.25 per share resulting in net cash proceeds of approximately $57,600,000. In September and October 1999, the Company sold a total of 2,645,000 shares of its common stock at $38.75 per share resulting in net cash proceeds of approximately $96,200,000.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from the results of operations, include foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities.

   The Company's total comprehensive income (losses) were as follows (in thousands):


                                           Three Months Ended              Nine Months Ended
                                               March 31,                         March 31,
                                        -----------------------         -------------------------
                                         2000            1999             2000             1999
                                        -------         -------         --------         --------
Net loss                                $(7,251)        $(5,183)        $(16,300)        $(13,493)

Net unrealized gains (losses) on
available-for-sale securities              (203)            (35)            (416)              41
                                        -------         -------         --------         --------

Comprehensive net loss                  $(7,454)        $(5,218)        $(16,716)        $(13,452)
                                        =======         =======         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   In addition to historical information, this report contains predictions, estimates and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the factors, including those discussed in "Factors That May Affect Future Operating Results," elsewhere in this report and in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999.


OVERVIEW

   Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and retinal disease. We are conducting a multicenter international Phase III clinical trial of XCYTRIN(R) to improve the efficacy of radiation therapy of tumors that have spread to the brain resulting from a variety of cancers, including those of the lung and breast. We are conducting a Phase IIb clinical trial for LUTRIN(R) as a photosensitizer for use in the photodynamic therapy of patients with recurrent breast cancers to the chest wall that have failed standard therapies. Through our Cooperative Research and Development Agreement, the National Cancer Institute is conducting Phase I trials of XCYTRIN for treatment of both primary and pediatric brain tumors and pancreatic cancer. The National Cancer Institute also intends to conduct several additional Phase I clinical trials of XCYTRIN and LUTRIN, each for a variety of additional cancer indications. We are now conducting a multicenter randomized Phase II clinical trial with ANTRIN(R) for treatment of patients with peripheral arterial disease and a Phase I trial for treatment of coronary artery disease. In addition, Alcon is conducting a Phase II clinical trial with OPTRIN(TM) for the photodynamic therapy of patients with a degenerative disease of the retina caused by growths of small blood vessels in the retina known as age-related macular degeneration. Alcon is conducting this trial under a 1997 evaluation and license agreement that gave Alcon the right to conduct worldwide development, marketing and sales of OPTRIN for ophthalmology indications. Also in 1997, we entered into a collaborative agreement with Nycomed to sell and market LUTRIN for cancer therapy outside the United States, Canada and Japan.

   To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales, and we do not expect to receive product revenues for at least the next several years. We have incurred significant operating losses since our inception in 1991 and, as of March 31, 2000, had an accumulated deficit of approximately $83.4 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.


RESULTS OF OPERATIONS

Revenues

   Revenues were $125,000 for the three-month period ended March 31, 2000, compared to $246,000 for the three months ended March 31, 1999. Revenues for the nine-month period ended March 31, 2000 were $1,428,000 compared to $700,000 in the comparable fiscal 1999 period. The increase in revenues in the nine month period was primarily related to the receipt of a non-refundable milestone payment from Alcon relating to their continuing clinical development of OPTRIN.

Research and Development

   Research and development expenses for the three months ended March 31, 2000, were $8,512,000 compared to $5,450,000 for the three months ended March 31, 1999, which represents a 56.2% increase. The increase was due primarily to increased clinical trial costs, greater purchases from contract drug suppliers and increased personnel costs.

   For the nine months ended March 31, 2000 and 1999, research and development expenses were $19,479,000 and $14,787,000, respectively. Expenses in the first quarter of fiscal 2000 were reduced by a credit of $3,540,000 associated with the termination of our manufacturing development and supply agreement with Celanese, Ltd. Pursuant to the termination agreement, Celanese assigned to us all rights, title and interest in the manufacturing technology and intellectual property for our texaphyrin-based products and made a cash payment to us of $750,000. The termination agreement also relieved us of all obligations to pay Celanese for shared development costs incurred prior to termination of the manufacturing development and supply agreement. As of June 30, 1999, we had accrued $2,790,000 associated with such costs. Excluding the impact of the Celanese termination agreement, research and development expenses increased $8,232,000, (55.7%), to $23,019,000 for the nine months ended March 31, 2000 compared to $14,787,000 for the nine months ended March 31, 1999. The increase was due primarily to increased clinical trial costs, greater purchases from contract drug suppliers and increased personnel costs. We expect research and development spending to increase further over the next several years as product development, clinical trials and core research efforts continue to expand.

General and Administrative

   General and administrative expenses for the three months ended March 31, 2000 were $1,084,000, compared to $786,000 for the three months ended March 31, 1999, which represents a 37.9% increase. For the nine months ended March 31, 2000 and 1999, general and administrative expenses were $3,018,000 and $2,034,000, respectively, which represents a 48.4% increase. The increase in both periods was primarily related to higher facility expenses related to additional office space leased in the fourth quarter of fiscal 1999 and higher personnel costs.


Interest Income, Net

   Interest income, net was $2,220,000 and $807,000 for the three months ended March 31, 2000 and 1999, respectively, an increase of 275%. For the nine months ended March 31, 2000 and 1999, interest income, net was $4,769,000 and $2,628,000, respectively, an increase of 181%. The increases were primarily attributable to increased earnings from higher investment balances resulting from the proceeds of a public equity offering of common stock completed in September and October 1999 and a private placement of stock completed in March 2000.


LIQUIDITY AND CAPITAL RESOURCES

   Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

   As of March 31, 2000, we had approximately $185,836,000 in cash, cash equivalents and investments. Net cash used in operating activities of $17,270,000 during the nine months ended March 31, 2000 resulted primarily from the net loss for the period, a reduction in accounts payable, an increase in prepaid expenses and other current assets, partially offset by depreciation and amortization expense. Net cash used in operating activities of $12,681,000 during the nine months ended March 31, 1999 resulted primarily from the net loss for the period, partially offset by depreciation and amortization expense.

   Cash used in investing activities of $76,376,000 for the nine months ended March 31, 2000, consisted primarily of purchases of investments, net of proceeds of maturities of investments. Cash provided by investing activities of $3,579,000 for the nine months ended March 31, 1999 consisted primarily of proceeds from maturities of investments, net of purchases of investments.

   Net cash provided by financing activities of $154,594,000 and $180,000 for the nine months ended March 31, 2000 and 1999, respectively, primarily consisted of proceeds from the sale of common stock, partially offset by payments under capital lease obligations.

   Based on the current status of our product development and commercialization plans, we believe our cash, cash equivalents and short- and long-term investments will be adequate to satisfy our capital needs through at least the calendar year 2001. However, our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

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

   We have assessed our exposure to Year 2000-related problems, focusing on four potential areas of exposure -- internal information systems, scientific equipment, facility support systems and the readiness of significant third parties with whom we have material business relationships.

   Internal Information Systems

   We are using a number of computers and computer programs across all of our operations. We have performed an inventory of our computer equipment and computer programs. To date we have identified no significant internal information systems as non-Year 2000-compliant and we have enacted procedures to assure that all purchases of new systems are Year 2000-compliant.

   Scientific Equipment

   We have taken an inventory of our major pieces of our scientific equipment. We believe all major pieces of our scientific equipment to be Year 2000-compliant.

   Facility Support Systems

   We have also taken inventory of our major facility support systems such as communications, security and building maintenance systems. We believe all major systems to be Year 2000-compliant.

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

   Our contingency plan to minimize the risks associated with Year 2000 issues consists primarily of arranging for adequate supplies of bulk drug substances to ensure that our ongoing clinical trials are not interrupted. Our contingency plan had been substantially implemented as of August 1999.

   We expense external and internal costs specifically associated with addressing Year 2000 issues as incurred. To this point, these costs have not been material and we do not expect such costs to be material in the future. We cannot be certain, however, that our assessment of Year 2000's potential impact on us will not change as we complete our assessment, or that Year 2000 will not ultimately cause a material disruption in our business. To date, we have not experienced any material Year 2000 difficulties.

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

   Additionally, demands on our clinical staff have been increasing and we expect they will continue to increase as a result of later-stage clinical trials of our products in development and our monitoring of additional clinical trials. We may fail to effectively oversee and monitor these many simultaneous clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled. Even if we are able to submit a new drug application as scheduled, the Food and Drug Administration ("FDA") may not clear our application in a timely manner or may deny the application entirely.

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


WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE

   We have incurred significant operating losses since our inception in 1991 and, as of March 31, 2000, had an accumulated deficit of approximately $83.4 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. To date, we have not generated revenue from the commercial sale of our products and do not expect to receive any such revenue in the near future. All revenues to date are primarily from license and milestone payments and, to a lesser extent, funding from one government research grant.

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

   Manufacturers of drugs also must comply with the applicable FDA Good Manufacturing Practice ("GMP") regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. We or our present or future suppliers may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. We have not been subject to a GMP inspection by the FDA or any state agency.

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


WE RELY HEAVILY ON THIRD PARTIES

   We currently depend heavily and will depend heavily in the future on third parties for support in product development, manufacturing, marketing and distribution. We have a collaboration agreement with Nycomed. We rely on Nycomed for a portion of our LUTRIN development costs in the form of milestone payments, and for the commercialization, when and if LUTRIN is approved, of this product outside the United States, Canada and Japan. In the field of retinal degeneration, we depend on Alcon for preclinical and clinical studies, regulatory filings and sales and marketing of OPTRIN for ophthalmology uses worldwide. We have entered into agreements with E-Z-EM, Ltd. and E-Z-EM, Inc. (together "E-Z-EM") for sales, marketing and distribution of CITRA VU in Europe and North America. E-Z-EM or Alcon may terminate their agreements with us at their election. We cannot be certain that any of these parties will fulfill their obligations in a manner that maximizes our revenues. Our failure to receive milestone payments or any reduction or discontinuance of efforts by our partners or the termination of these alliances could have a material adverse effect on our business, financial condition and results of operations.

   We also depend upon the National Cancer Institute for the sponsoring and funding of certain of the clinical trials of our XCYTRIN radiation enhancer and LUTRIN photosensitizer products in development. We cannot be certain that the National Cancer Institute will enlist support for all such trials or that it will continue our funding. If the National Cancer Institute did not support such trials, we may have to fund the continuation of such trials ourselves or reduce the number of disease types in our clinical trials.

   We may be unsuccessful in entering into additional strategic alliances for the development or commercialization of other product candidates. Even if we did enter into any such alliances, they may not be on terms favorable to us or they may ultimately be unsuccessful.

   We have no expertise in the development of light sources and associated light delivery devices required for our photoangioplasty and photodynamic therapy products under development. Successful development, manufacturing, approval and distribution of our photosensitization products will require third party participation for the required light sources, associated light delivery devices and other equipment. We currently obtain lasers from Diomed, Inc., light emitting diodes from Quantum Devices, Inc. and cylindrically diffusing light and micro lens fibers from CardioFocus on a purchase order basis, and such entities are under no obligation to continue to deliver light devices on an ongoing basis. Failure to maintain such relationships may require us to develop additional supply sources which may require additional clinical trials and regulatory approvals and could materially delay commercialization of our LUTRIN and ANTRIN products under development. We may be unable to establish or maintain relationships with other supply sources on a commercially reasonable basis, if at all, or alternatively, the enabling devices may not receive regulatory approval for use in photoangioplasty or photodynamic therapy.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND THUS RELY HEAVILY UPON CONTRACT MANUFACTURERS

   We must manufacture our products in commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. We do not own manufacturing facilities necessary to provide clinical and commercial quantities of our products.

   In September 1996, we entered into an agreement with Hoechst Celanese Corporation, a manufacturer of chemicals and pharmaceutical components, to optimize and scale up a manufacturing process for and supply of our texaphyrin-based products. In October 1997, Hoechst Celanese assigned the agreement to Celanese, Ltd., in connection with Hoechst Celanese's corporate restructuring. This agreement granted Celanese exclusive worldwide manufacturing rights and required Celanese to supply all of our texaphyrin-based products for late-stage clinical and commercial use. As a result of the change in its business focus, Celanese requested that we pursue alternative supply sources. On August 27, 1999, we entered into an agreement which terminated the manufacturing and supply agreement with Celanese. Pursuant to that agreement, Celanese assigned to us all right, title and interest in and to the manufacturing technology and intellectual property for our texaphyrin-based products.

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

    Any failure by these third parties to supply our requirements or the National Cancer Institute's requirements for clinical trial materials would jeopardize the completion of such trials and could therefore have a material adverse effect on us. We have entered into an agreement with a manufacturer for the process development and validation, filling, labeling and packaging of the finished dosage form of XCYTRIN, LUTRIN and ANTRIN. A failure of this manufacturer to supply our requirements of the finished dosage form of XCYTRIN, LUTRIN or ANTRIN could, if we could not locate alternate manufacturing capabilities, have a material adverse effect on our business, financial condition and results of operations.

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

   Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic, diagnostic and imaging effects than our products. We are aware that one of our competitors in the market for photodynamic therapy drugs has received marketing approval of two products for certain uses in the United States and other countries. Our competitors may develop products that are safer, more effective or less costly than our products and, therefore, present a serious competitive threat to our product offerings.

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

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE

   The market prices for securities of small capitalization biotechnology companies, including ours, have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

   - the results of preclinical testing and clinical trials by us or our competitors;

   -    technological innovations or new therapeutic products;

   -    governmental regulation;

   -    developments in patent or other proprietary rights;

   -    litigation;

   -    public concern as to the safety of products developed by us or others;

   -    comments by securities analysts; and

   -    general market conditions in our industry.

   In addition, if any of the risks described in these "Risk Factors" actually occurred, it could have a dramatic and material adverse impact on the market price of our common stock.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

            a. Exhibits

               10.1+ Master Development and Supply Agreement, dated March 20, 2000 by and between Cook Imaging Corporation, D.B.A. Cook Pharmaceutical Solutions and the Registrant.

               27.1   Financial Data Schedule

            b. Reports on Form 8-K

               None

+ Confidential treatment has been requested for certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PHARMACYCLICS, INC.
                                       (Registrant)



Dated:  May 10, 2000                   By: /s/    RICHARD A. MILLER, M.D.
                                           -------------------------------------
                                                  Richard A. Miller, M.D.
                                           President and Chief Executive Officer






Dated:  May 10, 2000                   By: /s/          LEIV LEA
                                           -------------------------------------
                                                        Leiv Lea
                                              Vice President, Finance and
                                                  Administration and CFO

                               INDEX TO EXHIBITS


        Exhibit
        Number                               Description
        -------                              -----------
         10.1+        Master Development and Supply Agreement, dated March 20,
                      2000 by and between Cook Imaging Corporation, D.B.A. Cook
                      Pharmaceutical Solutions and the Registrant.

         27.1         Financial Data Schedule

+ Confidential treatment has been requested for certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.