Form 10-K405
period 2000-06-30
PHARMACYCLICS INC
filed 2000-09-27
CIK 949699

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                    FORM 10-K
            For Annual and Transition Reports Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-27066


                               PHARMACYCLICS, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                    94-3148201
 (State or other jurisdiction of            (I.R.S.Employer Identification No.)
  incorporation or organization)

 995 E. Arques Avenue, Sunnyvale, CA                     94085-4521
(Address of principal executive offices)                 (zip code)

       Registrant's telephone number, including area code: (408) 774-0330

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
 Title of each class                                  on which registered
        None                                                  None

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendments to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 2000, was approximately $595,931,623 based on the closing price of the Common Stock of the Registrant as reported on the NASDAQ National Market on such date. The number of outstanding shares of the Registrant's Common Stock as of August 31, 2000 was 16,041,731.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following document are incorporated by reference into
Part III of this Form 10-K: the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders scheduled to be held on December 7, 2000.


================================================================================

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                                  PAGE
                                                                                  ----
                                     PART I

Item  1.    Business ...........................................................    2
Item  2.    Properties .........................................................   28
Item  3.    Legal Proceedings ..................................................   28
Item  4.    Submission of Matters to a Vote of Security-Holders ................   28

                                 PART II

Item  5.    Market for Registrant's Common Equity and Related Stockholder          29
            Matters ............................................................
Item  6.    Selected Financial Data ............................................   30
Item  7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..............................................   31
Item  8.    Financial Statements and Supplementary Data ........................   35
Item  9.    Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure ...............................................   53

                                 PART III

Item  10.   Directors and Executive Officers of the Registrant .................   54
Item  11.   Executive Compensation .............................................   54
Item  12.   Security Ownership of Certain Beneficial Owners and Management .....   54
Item  13.   Certain Relationships and Related Transactions .....................   54

                                 PART IV

Item  14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ....   55


PHARMACYCLICS(R), the Pentadentate Logo(R) [GRAPHIC OMITTED] , XCYTRIN(R), ANTRIN(R), LUTRIN(R), and GADOLITE(R) are registered U.S. trademarks; OPTRIN(TM) is a trademark of Pharmacyclics, Inc. CITRA VU(TM) is the trademark of E-Z-EM, Inc. for the oral contrast agent it has licensed from Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I

ITEM  1. BUSINESS

        We are a pharmaceutical company developing products to improve upon current therapeutic approaches to the treatment of cancer, atherosclerosis and retinal disease. We use our expertise in the chemistry of biologically-active metal-containing compounds to develop patented molecules called texaphyrins which, when injected, accumulate in tumor growths, in the diseased portions of major blood vessels and in small blood vessel growths in the retina. These molecules disrupt energy production of cells. When the cells are exposed to various energy sources, such as X-ray, light or chemical, these molecules become activated and are capable of destroying diseased tissue with minimal damage to surrounding healthy cells. Our lead texaphyrin-based product candidates are:

        - XCYTRIN(R), a molecule to enhance the effects of radiation and chemotherapy in treating cancer;

        -       LUTRIN(R), a molecule for use in photodynamic therapy of cancer;

        - ANTRIN(R), a molecule to treat atherosclerosis via photoangioplasty; and

        - OPTRIN(TM), a molecule to treat age-related macular degeneration, a disease of the retina caused by growth of small blood vessels, which can lead to blindness.

        Our technology is based upon our expertise in developing biologically-active molecules that disrupt cellular bioenergies and are capable of being activated by energy. In nature, a class of molecules called porphyrins, including heme found in hemoglobin and chlorophyll found in plants, is found in tissues or organs responsible for energy production, metabolism or transport functions. Our texaphyrins, which are synthetic, expanded porphyrins, are designed to take advantage of two key characteristics of naturally-occurring porphyrins: interaction with energy and accumulation in tissues with high energy demands. Texaphyrins are capable of binding larger metal atoms and of capturing, focusing and transforming X-ray, light or chemical energy into other energy forms. This allows them to be used for targeted destruction of diseased tissues. In each case, the type of metal inserted and the form of energy applied to the cells determines the physical, chemical and therapeutic characteristics of the texaphyrin.

        Following accumulation at the disease site, which generally occurs in minutes to a few hours, the appropriate energy form can be delivered to the cells and activate the texaphyrins' therapeutic effects. Texaphyrins are water soluble, which may make them safer and easier to administer to patients. The diagram below depicts some of our texaphyrin based products under development:

                                   [GRAPHIC]

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

        Blindness Caused by Retinal Degeneration

        Age-related degeneration of the retina is the major cause of severe visual loss in the elderly. There are approximately 1.1 million people with age-related macular degeneration in the United States, with approximately 200,000 new cases diagnosed annually. Patients with this disease develop blurred vision and distortion, decreased vision and blind spots in the center of the visual field. This disease is caused by the abnormal growth and proliferation of small blood vessels in the retina. Although laser treatment can slow progression of disease in some patients, it generally fails to prevent progression of the disease, which ultimately leads to blindness. The FDA approved the first photosensitizing agent for this disease in April 2000.

OUR BUSINESS STRATEGY

        The key elements of our business strategy include:

        - Focusing on drugs that address the large markets for the treatment of cancer and atherosclerosis. Although our technology platform can be used to develop a wide range of pharmaceutical agents, we have focused our initial efforts on cancer and atherosclerosis, and particularly on the treatment of life-threatening cancers in which accelerated regulatory approval and favorable pricing may be possible.

        - Improving upon existing medical procedures. Our products are designed to be used in conjunction with and to enhance the safety and effectiveness of, standard medical treatments. We believe this increases their likelihood of being rapidly adopted by physicians.

        - Creating diverse product opportunities based on our texaphyrin technology. Our texaphyrin-based technology platform can incorporate a variety of metals and can be used to target many different types of disease. Our research and development efforts are focused on developing new uses for texaphyrins.

        - Retaining rights to key products in advanced clinical testing. We have retained worldwide rights to our XCYTRIN radiation enhancer, U.S., Canadian and Japanese rights to our LUTRIN photosensitizer for cancer treatment and worldwide rights to ANTRIN for photoangioplasty of atherosclerosis. By maintaining product rights through late-stage clinical development, we believe that we can create greater value for our products and retain the opportunity to sell and market our products.

PRODUCTS UNDER DEVELOPMENT

        The table below summarizes our product candidates and their stage of development:

PRODUCT                TARGETED DISEASE       REGULATORY STATUS(1)        MARKETING RIGHTS
-------                ----------------       --------------------        ----------------
CANCER THERAPY
XCYTRIN                Brain metastases       Phase III                   Pharmacyclics
Radiation Enhancer
                       Primary brain tumor    Phase I, National Cancer    Pharmacyclics
                       Pancreatic cancer      Institute
                       Childhood gliomas
                       Lung cancer

                       Prostate cancer        Pending, National Cancer    Pharmacyclics
                                              Institute(2)

XCYTRIN                A variety of cancers   Preclinical                 Pharmacyclics
Chemotherapy
Enhancer

LUTRIN                 Breast cancer          Phase IIb                   Pharmacyclics in the
Photosensitizer                                                           U.S., Canada and Japan;
                                                                          Nycomed in rest of world

                       Prostate cancer        Phase I, National Cancer    Pharmacyclics
                                              Institute
                       Esophageal cancer      Pending, National Cancer    Pharmacyclics
                       Cervical cancer        Institute(2)
                       Head and neck cancer
                       Lung cancer
                       Ovarian cancer

ATHEROSCLEROSIS THERAPY

ANTRIN                 Peripheral             Phase II                    Pharmacyclics
Photosensitizer        artery disease
                       Coronary artery        Phase I                     Pharmacyclics
                       disease

MACULAR DEGENERATION

OPTRIN                 Degenerative disease   Phase II                    Alcon
Photosensitizer        of the retina

----------

(1) As used above, "Preclinical" means testing on animal models for indications of safety and efficacy prior to the initiation of human clinical trials. "Phase I" means initial human clinical trials designed to establish the safety, dose tolerance and sometimes distribution of a compound. "Phase II/IIb" means human clinical trials designed to establish safety, optimal dosage and preliminary activity of a compound. "Phase III" means human clinical trials designed to lead to accumulation of data sufficient to support a new drug application, including substantial evidence of safety and efficacy.

(2) The National Cancer Institute intends to sponsor clinical studies for these cancer types and is currently in the process of establishing protocols for these studies for submission to the FDA.

CANCER THERAPY

        XCYTRIN for Radiation Enhancement

        Radiation therapy of cancer destroys cancer cells through exposure to relatively high doses of externally applied radiation. While cancer cells are somewhat more sensitive to radiation exposure than healthy tissues, radiation therapy has toxic effects on healthy tissue surrounding the tumor because the energy cannot be adequately targeted. Our preclinical studies indicate that XCYTRIN both accumulates in tumors and increases the local destructive effect of radiation therapy in those targeted tissues. XCYTRIN's uptake in tumor cells occurs within minutes of administration and persists for hours, effectively concentrating the drug's effect on the tumor. XCYTRIN disrupts energy production within cells making cells more responsive to radiation treatment. In preclinical studies, animals receiving XCYTRIN in conjunction with radiation therapy had greater tumor response rates as compared to the control group receiving equivalent doses of radiation therapy alone. Preclinical studies further indicate that XCYTRIN increases the effect of radiation therapy at the tumor site, with no increased damage to surrounding healthy tissues. An additional feature of XCYTRIN is that it is detectable by magnetic resonance imaging scanning (MRI), providing an ongoing method of monitoring its distribution in patients.

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

        We have also completed an international multicenter Phase Ib/II clinical trial to evaluate the safety and efficacy of XCYTRIN in cancer patients receiving radiation therapy for treatment of tumors which had spread to the brain. We have compared the results from the Phase Ib/II trial to historical data using a 528 patient database containing information on clinical features and outcomes in comparable patients receiving treatment with identical doses of radiation alone. After 6 months and 12 months, 41% and 25% of XCYTRIN-treated patients were alive compared to 32% and 13% of the historical controls, respectively. XCYTRIN treatment was a statistically significant independent factor in determining survival. The effect of XCYTRIN treatment on neurologic progression was determined by comparing the causes of death in the treated patients to those of the control patients. Death due to tumor progression in the brain was seen in 12% of XCYTRIN-treated patients compared to more than 35% in the control group.

        Statisticians from the Radiation Therapy Oncology Group, a large U.S. cooperative clinical trial group, performed a similar analysis using its database. Using a case-matched control analysis, they found that XCYTRIN-treated patients had a median survival of 5.9 months compared to 3.8 month median survival for control patients.

        We are conducting a randomized, controlled Phase III trial with XCYTRIN for the treatment of patients with tumors that have spread to the brain undergoing whole brain radiation therapy. Over 60 clinical sites are participating in this study in the U.S., Canada and Europe.

        We plan to enroll approximately 425 adult patients in this study. At August 31, 2000, the study had enrolled over 325 patients. Patients are randomly assigned to treatment with either standard whole-brain radiation therapy or treatment with XCYTRIN plus standard whole-brain radiation therapy. The XCYTRIN-treated group will receive ten intravenous injections of XCYTRIN, each prior to ten daily doses of radiation therapy. We will follow all patients for a minimum of 6 months after treatment or until death. The study will measure survival, time-to-neurologic progression, tumor response by magnetic resonance imaging and quality of life. The co-primary end-points of the study are survival and time-to-neurologic progression assessed by neurological examinations and neurocognitive testing. Statistically significant improvement in either survival or time-to-neurologic progression will be considered as satisfying the primary end point of the trial, and may provide the basis of a marketing approval. An outside, independent Data Safety Monitoring Board has been monitoring the study for safety. The Data Safety Monitoring Board will also perform an interim efficacy data analysis following two-thirds of the expected events for possible early termination of the trial in the case of significant efficacy. The FDA has indicated that the proposed Phase III trial will qualify for "Fast Track" review.

        At the November 1999 Annual Meeting of the American Society for Therapeutic Radiology and Oncology (ASTRO), we reported results from the lead-in phase of our Phase III XCYTRIN trial. Twenty-five patients with brain metastases were evaluated in the open-label lead-in phase of the trial, which was performed to validate the design of the company's prospective randomized international multi-center trial. These patients received an injection of XCYTRIN followed by standard whole brain radiation treatment once a day for 10 days. Investigators assessed the effects of this treatment on tumor control in the brain using several methods, including MRI scans to measure tumor response and a battery of tests to evaluate neurocognitive function. Local control of tumor growth was also evaluated by determining the rate of death due to brain tumor progression. MRI scans were available for evaluation in 19 patients. Tumor response, defined as at least a 50 percent reduction in tumor volume measured by MRI, was seen in 13 of these patients (68 percent) with a median reduction in tumor volume of 83 percent. Follow-up MRI scans showed tumor progression in three of the 19 evaluable patients (16 percent). All 25 patients were evaluated for neurocognitive progression and survival. Nineteen patients maintained or improved their neurocognitive function; six patients experienced deterioration of neurocognitive function. Only one patient died due to tumor progression in the brain. Median survival for all 25 patients was five months, with more than 30 percent of patients living beyond nine months. XCYTRIN treatment was well-tolerated with no serious drug-related toxicities observed. Three patients experienced nausea, two experienced weakness and two others had reversible liver enzyme abnormalities. The patients enrolled in the study had very advanced disease. On average, each patient had 12 brain tumors, each measuring an average of 1.7 cm in diameter. Due to the advanced status of their tumors, 19 patients were deemed ineligible for radiosurgery, an intensive localized treatment reserved for patients with limited (in size and number) brain metastases. The majority of patients in the lead-in phase of the trial had advanced lung or breast cancer that had spread to the brain. While we believe the results from the lead-in phase of this trial are encouraging and consistent with other trials we have conducted with XCYTRIN, they are not sufficient to establish that XCYTRIN is safe or effective in treating cancer.

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

        In addition to our studies in patients with tumors that have spread to the brain, the National Cancer Institute has agreed to sponsor several clinical trials with XCYTRIN for additional cancer types:


TARGETED DISEASE          LOCATION                                 STATUS
----------------          --------                                 ------
Primary Brain Tumor       UCLA Medical Center                      Enrolling patients

Primary Brain Tumor       Ohio State University                    Enrolling patients

Primary Brain Tumor       NABTT (New Approaches to Brain Tumor     Pending
                          Therapy Consortium, comprised of ten
                          centers)

Primary Brain Tumor       Case Western                             Pending

Pediatric Brain Tumors,   Children's Cancer Group (CCG),           Enrolling patients
  including Childhood     a consortium of U.S. Children's
  Glioma                  Hospitals

Lung Cancer               Ohio State University                    Enrolling patients

Pancreatic Cancer         University of Pittsburgh                 Enrolling patients

Pancreatic Cancer         University of Wisconsin                  Enrolling patients

Pancreatic Cancer         Dartmouth University                     Enrolling patients

Prostate Cancer           Joint Center for Radiation Therapy,      Pending
                          Harvard Medical School



        XCYTRIN for Chemotherapy Enhancement

        We are conducting preclinical studies with XCYTRIN as a chemotherapy enhancer for use in conjunction with certain chemotherapy agents. Chemotherapy destroys cancer cells by interfering with their metabolism, protein synthesis or cell division. Because these agents are not tissue-selective, cancer chemotherapy agents produce serious or life-threatening side effects which compromise quality of life and increase medical costs for cancer patients. Preclinical studies conducted by us and our collaborators indicate that XCYTRIN increases the activity of certain chemotherapy agents in tumors. We believe this effect is related to XCYTRIN's ability to disrupt cellular bioenergetics increasing the vulnerability of the cancer cells to cytotoxic chemotherapy. XCYTRIN's uptake in tumors enhances the activity of cancer chemotherapy agents in tumor cells but not in normal tissues, thereby increasing the therapeutic margin. In preclinical studies, animals receiving XCYTRIN and chemotherapy with either bleomycin or doxorubicin had enhanced tumor responses and survival rates as compared to control groups receiving equivalent doses of chemotherapy alone.


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

        In October 1997, we entered into an agreement with Nycomed, which acquired sales and marketing rights to LUTRIN for use in cancer treatment outside the United States, Canada and Japan. In return for these rights, we received an up-front licensing fee and will receive future payments based on achievement of regulatory milestones and royalties on LUTRIN sales. See "Business -- Research, Clinical Development and Marketing Collaborations" and "-- Drug and Device Supply Agreements -- Photodynamic Therapy Light Production and Delivery Devices."

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

        We are conducting a Phase IIb clinical trial for LUTRIN as a photosensitizer for use in the photodynamic therapy of patients with recurrent breast cancers to the chest wall that have failed standard therapies. In addition to our clinical studies in recurrent breast cancer to the chest wall, the National Cancer Institute intends to sponsor several clinical trials of LUTRIN for additional types of cancers. A Phase I trial for prostate cancer has begun at the University of Pennsylvania. Other potential trials that may be sponsored by the National Cancer Institute are for cancer of the cervix, esophagus, head and neck region, pancreas, lung and ovary.


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

        In August 1999, we reported results of this trial at the European Society of Cardiology meeting in Barcelona, Spain. The study indicated that Antrin photoangioplasty was well tolerated. There was no evidence of dose-limiting systemic or vascular toxicities in the drug and light dose ranges tested. No skin phototoxicity was reported. No treatment-related clinical laboratory abnormalities were noted. There was no evidence of thrombus, emboli or vessel wall damage. Mild and self-limited paresthesias, or tingling, in the fingertips was observed in patients receiving higher doses of drug. Four patients reported mild and transient skin rash. Baseline and day-28 paired angiograms were available for 43 patients. Overall, these indicated improvement in minimal luminal diameter on day 28 compared to baseline. Of the 19 patients with minimal luminal diameter improvement, 14 had improvement of 10 to 112 percent (mean = 35.6 percent). Intravascular ultrasound data also indicated plaque regression in the arterial lumen. Forty-seven patients were evaluated using Rutherford-Becker classification and ankle-brachial index measurements. Sixty-two percent of these patients had improved Rutherford-Becker scores, and 57 percent had improved ankle-brachial index measurements at day 28.

        We are conducting a 375-patient randomized Phase II clinical trial with ANTRIN for patients with peripheral arterial disease of the lower extremities. The study is designed to evaluate both prevention of restenosis following balloon angioplasty and primary treatment of atherosclerosis.

        We also are conducting a Phase I clinical trial with ANTRIN for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. This study is primarily designed to evaluate the safety of various doses of drug and light. Patients will receive follow-up angiograms six months after treatment to evaluate effects of the treatment on the blood vessels.


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

        Clinical Status. Alcon has conducted a Phase I/II clinical trial with OPTRIN for the photodynamic therapy of patients with retinal degeneration. Alcon presented interim results from this trial at the June 1999 European Society of Ophthalmology meeting in Stockholm, Sweden.

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

        Patients receiving higher doses of OPTRIN experienced self-limited tingling of the fingertips. For example, in patients receiving less than or equal to 2 mg/kg of drug, 1 of 19 experienced tingling of the fingertips, while in the combined group of patients treated with 2.5 or 3 mg/kg, 3 of 13 experienced tingling of the fingertips. In patients treated with 4 mg/kg, 20 of 26 experienced tingling of the fingertips. One patient developed facial skin toxicity following sun exposure. Clinical investigators observed no other toxicities. In 5 patients, clinical investigators observed damage to normal retina. These patients either received the highest dose of drug (4mg/kg) or received light within a short interval following drug administration. Clinical investigators observed no retinal damage in patients who had received high (125 or 150 Joules/cm(2)) doses of light.

        Alcon is currently conducting a Phase II trial in macular degeneration. Interim results from this trial were reported at the May 2000 annual meeting of the Association for Research in Vision and Ophthalmology (ARVO). In this dose-ranging study, 54 patients with the wet form of age-related macular degeneration (ARMD) were treated with various doses of drug and light. Patients received a single intravenous injection of OPTRIN, followed by light delivered to the retina. Fluorescence imaging was performed to evaluate pharmacokinetics and drug uptake in choroidal neovascularization (CNV) and clearance from normal retinal tissues.

        Photodynamic therapy with OPTRIN was generally well tolerated at drug doses of 2.0 mg/kg and light does of 50, 65 or 95 Joules/cm(2). Some patients experienced mild and self-limited paresthesias (tingling in the fingertips), eye discomfort and transient retinal damage (i.e., serous detachment). There were no cases of skin phototoxicity or retinal vessel closure.

        Clinical activity was assessed by fluorescein angiography and measurements of visual acuity. OPTRIN could be shown to be present in the CNV and, in selected patients, resulted in complete or partial closure of diseased vessels following activation with light. At one-month follow-up, visual acuity improved or remained stable in nearly all of the patients.


OTHER PRODUCTS

        CITRA VU(TM) for Imaging the Gastrointestinal Tract.

        Our oral magnetic resonance imaging contrast agent, CITRA VU, is not a texaphyrin, but is based on one of our patented compounds. CITRA VU is under development for use in imaging the gastrointestinal tract in patients undergoing MRI procedures of the abdomen or the pelvis. CITRA VU is an orange-flavored oral formulation designed to fill the bowel uniformly to improve diagnosis of abdominal or pelvic diseases.

        We have granted E-Z-EM, Inc. exclusive rights to sell CITRA VU in North America and granted E-Z-EM's affiliate, E-Z-EM, Ltd., exclusive rights to sell CITRA VU in Europe. We do not expect significant revenue from this product should E-Z-EM, or its affiliate, market it in the future.


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

        National Cancer Institute Collaboration. In April 1997, the Decision Network Committee of the National Cancer Institute Division of Cancer Treatment, Diagnosis and Centers voted unanimously to sponsor and fund clinical development of both XCYTRIN as a radiation enhancer and LUTRIN as a photosensitizer for cancer treatment. Under this cooperative research and development agreement, Pharmacyclics and the National Cancer Institute jointly select clinical trials which will be conducted at leading medical centers for various types of cancer. For XCYTRIN, the National Cancer Institute is conducting several separate clinical trials for treatment of brain tumors and cancers involving the lung, pancreas and prostate. For LUTRIN, the National Cancer Institute intends to sponsor several separate clinical trials for the treatment of esophageal, cervical, lung, prostate and ovarian cancers. A trial for the treatment of prostate cancer is currently enrolling patients. We believe that these National Cancer Institute-sponsored trials will supplement our own clinical development efforts for both XCYTRIN and LUTRIN. Although third parties will be conducting the trials, we will provide clinical supplies of our drugs and we intend to monitor the progression and results of these trials.

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

        Alcon Collaboration. In December 1997, we entered into an evaluation and license agreement with Alcon Pharmaceuticals, Ltd. under which Alcon acquired worldwide marketing rights to OPTRIN for ophthalmology uses. Alcon, a wholly-owned subsidiary of Nestle S.A., is a global leader in the research, development, manufacturing and marketing of ophthalmic products. Under the terms of the agreement, we received an upfront fee for Alcon to evaluate OPTRIN for ophthalmology uses for a specified time period. Alcon completed the evaluation and paid us a milestone payment in fiscal 2000. We may also receive additional payments upon completion of certain milestones and royalty payments on product sales. Alcon will conduct and bear all costs for world-wide development and commercialization of OPTRIN for ophthalmology uses, as well as costs for regulatory submissions, until the agreement ends. We are required to supply bulk drug substance to Alcon, and Alcon will be responsible for formulation and packaging.

        Nycomed Collaboration. In October 1997, we entered into an agreement with Nycomed, granting Nycomed exclusive sales and marketing rights to LUTRIN for different types of cancer in all markets excluding the United States, Canada and Japan. In exchange for these rights, Nycomed agreed to pay us up to approximately $14.0 million in license fees and cost reimbursement, based upon an agreed budget, milestone payments and development cost subsidies related to the initial cancer uses for LUTRIN to be developed by us and Nycomed. In each case, we must reach certain development, clinical or commercialization milestones to receive payment. Nycomed may pay us approximately $14.0 million in additional milestone payments and cost reimbursement, assuming similar costs and agreement upon a similar budget, during the course of development for subsequent cancer treatments, if such clinical trials are successfully completed. Nycomed has agreed to bear a portion of the device and clinical development costs required for regulatory submission for product approval in the United States. We will then use this information as a basis for approvals in Europe. Pharmacyclics and Nycomed will make regulatory submissions in our respective marketing territories. We are required to supply bulk drug substance to Nycomed through our manufacturing collaborations. Nycomed is required to produce finished product for our use.

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

        Our patents, patent applications, and licensed patent rights cover various compounds, pharmaceutical formulations and methods of use. We own or have license rights to:

        -       68 issued U.S. patents;

        -       1 additional allowed patent application in the U.S.; and

        -       7 other pending U.S. patent applications.

The issued U.S. patents expire between 2009 and 2017. We also own or license 89 issued non-U.S. patents including 65 patents issued throughout Europe and 107 pending non-U.S. patent applications filed regionally under the Patent Cooperation Treaty and with the European Patent Office, and nationally in Canada, Japan, Australia and certain other countries.

        We may be unsuccessful in prosecuting our patent applications or patents may not issue from our patent applications. Even if patents are issued and maintained, these patents may not be of adequate scope to benefit us, or may be held invalid and unenforceable against third parties.

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

DRUG AND DEVICE SUPPLY AGREEMENTS

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

        During discussions with Celanese that resulted in the termination of the manufacturing and supply agreement, we entered into agreements with three new manufacturers to evaluate their ability to supply us with the components of the texaphyrin-based products. Two of the three manufacturers have completed manufacture of late-stage intermediates. We are in the process of negotiating commercial supply agreements with each of the three manufacturers.

        We have entered into a development and supply agreement with Cook Pharmaceutical Solutions for the formulation, filling, packaging and labeling of clinical and commercial quantities of XCYTRIN.

        Photodynamic Therapy Light Production and Delivery Devices. In connection with our development of LUTRIN and ANTRIN as photosensitizers, we have developed certain light sources and delivery methods, such as lasers and light emitting diodes. We have purchased light emitting diode devices capable of producing the required wavelength of light for use in photodynamic therapy with LUTRIN. We have also used light emitting diode devices in preclinical animal studies and Phase I and Phase II trials. In addition, we have acquired from CardioFocus, Inc. cylindrically diffusing light fibers for animal studies and for use in our LUTRIN and ANTRIN trials. In October 1997, we entered into a development agreement with Diomed, Inc. under which Diomed would develop a diode laser system for use in photodynamic therapy. This effort was successful and we have used Diomed lasers in our LUTRIN and ANTRIN clinical trials. In addition, we may seek other suppliers of light delivery devices for clinical trials and commercial purposes, although we cannot be certain that any agreements will be reached with such suppliers on terms commercially reasonable to us, if at all.


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

        We also face intense competition in the treatment of atherosclerosis which currently includes the use of pharmaceutical agents and devices. Various drugs also have been shown to reduce or prevent atherosclerosis. Balloon angioplasty and stents are widely-used and generally accepted techniques to reduce the narrowing of vessels by atherosclerosis. Treatment of in-stent stenosis with a brachytherapy (gamma radiation) system was recently unanimously recommended for marketing approval by an FDA review panel. We believe that photoangioplasty with ANTRIN may provide advantages over these techniques.

        We face substantial competition in the treatment of macular degeneration. Several other approaches to treatment are being investigated, including the use of other photosensitizers and drugs. Recently, QLT Phototherapeutics, Inc. received FDA approval for their photosensitizer, VISUDYNE(TM).

GOVERNMENT REGULATION

        FDA Regulation and Product Approval

        The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. We believe that our products will be regulated as drugs or as a combination of drug and device, by the FDA rather than as biologics or solely devices.

        The process required by the FDA before our products may be marketed in the U.S. generally involves the following:

        -       preclinical laboratory and animal tests;

        - submission of an IND application which must become effective before clinical trials may begin;

        - adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed pharmaceutical in our intended use; and

        -       FDA approval of a new drug application.

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

        Human clinical trials are typically conducted in three sequential phases which may overlap:

        - PHASE I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

        - PHASE II: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

        - PHASE III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

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


EMPLOYEES

        As of August 31, 2000, we had 146 employees, 5 of whom were part-time. 130 of our employees are engaged in research, development, preclinical and clinical testing, manufacturing, quality assurance and quality control and regulatory affairs and 16 in finance, administration and operations. 27 of our employees have an M.D. or Ph.D. degree. Our future performance depends in significant part upon the continued service of our key scientific, technical and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE

        We have incurred significant operating losses since our inception in 1991 and, as of June 30, 2000, had an accumulated deficit of approximately $90.8 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. To date, we have not generated revenue from the commercial sale of our products and do not expect to receive any such revenue in the near future. All revenues to date are primarily from license and milestone payments and, to a lesser extent, funding from one government research grant.

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

WE RELY HEAVILY ON THIRD PARTIES

        We currently depend heavily and will depend heavily in the future on third parties for support in product development, manufacturing, marketing and distribution. We have a collaboration agreement with Nycomed. We rely on Nycomed for a portion of our LUTRIN development costs in the form of milestone payments, and for the commercialization, when and if LUTRIN is approved, of this product outside the United States, Canada and Japan. In the field of retinal degeneration, we depend on Alcon for preclinical and clinical studies, regulatory filings and sales and marketing of OPTRIN for ophthalmology uses worldwide. Alcon may terminate their agreement with us at their election. We cannot be certain that any of these parties will fulfill their obligations in a manner that maximizes our revenues. Our failure to receive milestone payments or any reduction or discontinuance of efforts by our partners or the termination of these alliances could have a material adverse effect on our business, financial condition and results of operations.

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

        We have no expertise in the development of light sources and associated light delivery devices required for our photoangioplasty and photodynamic therapy products under development. Successful development, manufacturing, approval and distribution of our photosensitization products will require third party participation for the required light sources, associated light delivery devices and other equipment. We currently obtain lasers from Diomed, Inc. and cylindrically diffusing light fibers from CardioFocus on a purchase order basis, and such entities are under no obligation to continue to deliver light devices on an ongoing basis. Failure to maintain such relationships may require us to develop additional supply sources which may require additional clinical trials and regulatory approvals and could materially delay commercialization of our LUTRIN and ANTRIN products under development. We may be unable to establish or maintain relationships with other supply sources on a commercially reasonable basis, if at all, or alternatively, the enabling devices may not receive regulatory approval for use in photoangioplasty or photodynamic therapy. See "Business -- Research, Clinical Development and Marketing Collaborations" and "-- Drug and Device Supply Agreements."


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

        During discussions with Celanese that resulted in termination of the manufacturing and supply agreement, we entered into agreements with three new manufacturers to evaluate their ability to supply us with the components of the texaphyrin-based products. The last of these manufacturers has not delivered commercial quantities of drug substance to us yet, and we cannot be certain that the third manufacturer will be able to deliver commercial quantities of drug substance on a timely basis. If this third manufacturer fails to perform its obligation in a timely fashion, our business could be materially harmed. Due to the addition of alternative manufacturers, we must demonstrate to the FDA the substantial chemical equivalence of the materials produced by these manufacturers to the materials used in our clinical trials to date. Failure to demonstrate chemical equivalence of the material produced by these manufacturers could involve performing additional clinical trials and could have a material adverse effect on our business, financial condition and results of operations. In addition, we are in the process of negotiating commercial-scale supply agreements with the same group of manufacturers, but we cannot be certain that we will be able to successfully negotiate these agreements at all or on commercially acceptable terms.

        We have entered into an agreement with Cook Pharmaceutical Solutions to formulate, fill, package and label clinical and commercial quantities of XCYTRIN. Cook also supplies us with clinical quantities of ANTRIN and LUTRIN. Any interruption of supply of our products from Cook could have a material adverse affect on our business, financial condition and results of operations.

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

        -       competing technological and market developments.

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

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

        Executive officers and directors of the Company, and their ages as of June 30, 2000, are as follows:

NAME                                     AGE  POSITION
----                                     ---  --------
Richard A. Miller, M.D.................  49   President, Chief Executive Officer and Director
Cynthia J. Ladd .......................  45   Senior Vice President, General Counsel and Secretary
Marc L. Steuer ........................  53   Senior Vice President, Business Development
Leiv Lea...............................  46   Vice President, Finance and Administration and
                                              Chief Financial Officer
Hugo Madden, Ph.D. ....................  50   Vice President, Chemical Operations
Phyllis I. Gardner, M.D.(2) ...........  50   Director
Miles R. Gilburne(2) ..................  49   Director
Richard M. Levy, Ph.D.(1) .............  62   Director
William R. Rohn(1) ....................  57   Director
Craig C. Taylor(1)(2)..................  49   Director

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

        Ms. Ladd has served as Senior Vice President, General Counsel and Secretary since May 2000. From 1989 to April 2000, she served in various legal positions with Genentech, Inc., most recently as Vice President, Corporate Law. Ms. Ladd received a B.S. degree in Animal Science from the Pennsylvania State University, an M.S. degree in animal nutrition/biochemistry from Cornell University and a law degree from Stanford University.

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

        Mr. Gilburne was elected as a Director of the Company in March 2000. Mr. Gilburne is currently a partner in CGLS, an early stage venture capital fund focused on the life sciences. From January 1995 through January 2000, he was Senior Vice President, Corporate Development for America Online, Inc., an internet services company. He is currently a member of the board of directors of America Online and also serves on the board of America Online Latin America, a publicly traded subsidiary of America Online. Prior to joining America Online, Mr. Gilburne was a founding partner of the Silicon Valley office of the law firm of Weil, Gotshal and Manges and a founding partner of the Cole Gilburne Fund, an early stage venture capital fund focused on information technology. Mr. Gilburne received an A.B. degree from Princeton University and a law degree from the Harvard Law School.

        Dr. Levy was elected as a Director of the Company in June 2000. He is currently President and Chief Executive Officer and a director of Varian Medical Systems, Inc., a medical equipment company, which he joined in 1968. Dr. Levy holds a B.S. degree from Dartmouth College and a Ph.D. in nuclear chemistry from the University of California at Berkeley.

        Mr. Rohn was elected as a Director of the Company in March 2000. He is the Chief Operating Officer of IDEC Pharmaceuticals Corporation, a biopharmaceutical company , which he joined in 1993. From 1984 to 1993, he was employed by Adria Laboratories, most recently as Senior Vice President of Sales and Marketing. Mr. Rohn received a B.A. in Marketing from Michigan State University.

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

ITEM 2. PROPERTIES

        Our corporate offices are located in Sunnyvale, California, where we lease approximately 58,000 square feet under two leases that expire in December 2003 and January 2004. These facilities include administrative and research and development space. Both leases are non-cancelable operating leases. We believe that our existing facilities are adequate to meet our current and foreseeable needs or that suitable additional space will be available as needed.


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

                                                  HIGH     LOW
                                                  ----     ---
FISCAL YEAR ENDED JUNE 30, 1999
First Quarter................................    $ 24.00 $ 12.75
Second Quarter...............................      26.00   10.63
Third Quarter................................      27.25   14.38
Fourth Quarter...............................      29.00   13.38

FISCAL YEAR ENDED JUNE 30, 2000
First Quarter................................    $ 48.00 $23.88
Second Quarter...............................      49.00  28.50
Third Quarter................................      86.38  35.00
Fourth Quarter...............................      66.88  28.00


        As of August 31, 2000, there were 110 holders of record of our common stock. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


        The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes included elsewhere herein.



                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                                            YEAR ENDED JUNE 30,                                    (APRIL 1991)
                                           -------------------------------------------------------------------        THROUGH
                                            1996           1997           1998           1999          2000        JUNE 30, 2000
                                           -------       --------       --------       --------       --------     -------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License, milestone and grant
    revenues ........................      $   301       $     25       $  2,700       $    750       $  1,000       $   7,855
  Contract revenue ..................           --             --            831          1,291            604           2,726
                                           -------       --------       --------       --------       --------       ---------
      Total revenues ................          301             25          3,531          2,041          1,604          10,581
                                           -------       --------       --------       --------       --------       ---------
Operating expenses:
  Research and development ..........        7,641          9,632         13,973         21,889         28,590         101,612
  General and administrative ........        1,515          1,905          1,987          2,762          4,409          15,233
                                           -------       --------       --------       --------       --------       ---------
      Total operating expenses ......        9,156         11,537         15,960         24,651         32,999         116,845
                                           -------       --------       --------       --------       --------       ---------
Loss from operations ................       (8,855)       (11,512)       (12,429)       (22,610)       (31,395)       (106,264)
Interest income .....................          940          1,480          2,826          3,398          7,778          16,943
Interest expense ....................         (320)          (226)           (72)           (34)           (13)         (1,345)
                                           -------       --------       --------       --------       --------       ---------
Loss before income taxes ............       (8,235)       (10,258)        (9,675)       (19,246)       (23,630)        (90,666)
Provision for income taxes ..........           --             --             --             --             --            (101)
                                           -------       --------       --------       --------       --------       ---------
Net loss ............................      $(8,235)      $(10,258)      $ (9,675)      $(19,246)      $(23,630)      $ (90,767)
                                           =======       ========       ========       ========       ========       =========
Basic and diluted net
   loss per share(1).................      $ (1.35)      $  (1.11)      $  (0.87)      $  (1.55)      $  (1.60)
                                           =======       ========       ========       ========       ========
Shares used to compute basic and
  diluted net loss per share(1) .....        6,106          9,264         11,061         12,378         14,723
                                           =======       ========       ========       ========       ========


                                                                               JUNE 30,
                                                 ---------------------------------------------------------------------
                                                   1996           1997           1998           1999            2000
                                                 --------       --------       --------       --------         -------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments...................      $ 22,003       $ 30,827       $ 36,645       $ 45,025       $ 108,710
Long-term investments .....................            --          6,103         33,736          4,980          69,537
Total assets ..............................        25,015         39,707         73,019         55,557         185,123
Capital lease obligations .................         1,858          1,298            530            275              59
Deficit accumulated during
  development stage .......................       (27,958)       (38,216)       (47,891)       (67,137)        (90,767)
Total stockholders' equity (deficit) ......       (21,991)        36,696         68,641         49,957         181,414

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

OVERVIEW

        Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and retinal disease. We are conducting a multicenter international Phase III clinical trial of XCYTRIN(R) to improve the efficacy of radiation therapy of tumors that have spread to the brain resulting from a variety of cancers, including those of the lung and breast. We are conducting a Phase IIb clinical trial for LUTRIN(R) as a photosensitizer for use in the photodynamic therapy of patients with recurrent breast cancers to the chest wall that have failed standard therapies. Through our Cooperative Research and Development Agreement, the National Cancer Institute is conducting Phase I trials of XCYTRIN for treatment of both primary and pediatric brain tumors, pancreatic cancer and lung cancer. The National Cancer Institute also intends to conduct several additional Phase I clinical trials of XCYTRIN and LUTRIN, each for a variety of additional cancer indications. We are now conducting a multicenter randomized Phase II clinical trial with ANTRIN(R) for treatment of patients with peripheral arterial disease and a Phase I trial for treatment of coronary artery disease. In addition, Alcon is conducting a Phase II clinical trial with OPTRIN(TM) for the photodynamic therapy of patients with a degenerative disease of the retina caused by growths of small blood vessels in the retina known as age-related macular degeneration. Alcon is conducting this trial under a 1997 evaluation and license agreement that gave Alcon the right to conduct worldwide development, marketing and sales of OPTRIN for ophthalmology indications. Also in 1997, we entered into a collaborative agreement with Nycomed to sell and market LUTRIN for cancer therapy outside the United States, Canada and Japan.

        To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales, and we do not expect to receive product revenues for at least the next several years. We have incurred significant operating losses since our inception in 1991 and, as of June 30, 2000, had an accumulated deficit of approximately $90.8 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products. See "Risk Factors -- All of our product candidates are in development and we cannot be certain that any of our products under development will be commercialized," "-- Acceptance of our products in the marketplace is uncertain and failure to achieve market acceptance will harm our business," "-- We have a history of operating losses and we expect to continue to have losses in the future" "-- Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business" and "-- Our capital requirements are uncertain and we may have difficulty raising needed capital in the future."

RESULTS OF OPERATIONS

        Comparison of Years Ended June 30, 2000, 1999 and 1998

        Revenues. Our revenues for the years ended June 30, 2000, 1999 and 1998 were $1,604,000, $2,041,000 and $3,531,000, respectively. Revenues for the year ended June 30, 2000 resulted from a milestone payment from Alcon and contract revenue from Nycomed. Revenues for the year ended June 30, 1999 resulted primarily from a milestone payment from Alcon and contract revenue from Nycomed and Alcon. Revenues for the year ended June 30, 1998 consisted primarily of $2,700,000 in license revenue and $831,000 in contract revenue associated with the Nycomed and Alcon agreements.

        Research and Development Expenses. Research and development expenses were $28,590,000 for the year ended June 30, 2000 compared to $21,889,000 for the year ended June 30, 1999 and $13,973,000 for the year ended June 30, 1998. Expenses in fiscal 2000 were reduced by a credit of $3,540,000 associated with the termination of our manufacturing development and supply agreement with Celanese, Ltd. Pursuant to the termination agreement, Celanese assigned to us all rights, title and interest in the manufacturing technology and intellectual property for our texaphyrin-based products and made a cash payment to us of $750,000. The termination agreement also relieved us of all obligations to pay Celanese for shared development costs incurred prior to termination of the manufacturing development and supply agreement. As of June 30, 1999, we had accrued $2,790,000 associated with such costs. Excluding the impact of the Celanese termination agreement, research and development expenses increased $10,241,000 (47%) to $32,130,000 in fiscal 2000 as compared to fiscal 1999. This increase was due primarily to increased clinical trial costs, greater drug purchases and greater personnel costs associated with increased clinical development activity related to Xcytrin and Antrin. Research and development expenses incurred in connection with research and development contracts were $1,725,000 for the year ended June 30, 2000 compared to $3,150,000 for the year ended June 30, 1999 and $2,200,000 for the year ended June 30, 1998. We expect research and development expenses to increase in fiscal 2001 as we continue development of our products. The $7,916,000 (57%) increase in research and development expenses from fiscal 1998 to 1999 was due primarily to increased clinical trial costs, greater drug purchases for use in clinical trials and greater personnel costs.

        General and Administrative Expenses. General and administrative expenses for the years ended June 30, 2000, 1999 and 1998 were $4,409,000, $2,762,000 and
$1,987,000, respectively. The $1,647,000 (60%) increase for fiscal 2000 compared to fiscal 1999 primarily resulted from higher personnel costs related to increased headcount to support greater clinical development activities and higher facility costs due to leasing additional office space. The $775,000 (39%) increase for fiscal 1999 compared to fiscal 1998 primarily resulted from increases in personnel and related expenses and costs associated with hiring new employees. We expect general and administrative expenses to increase in fiscal 2001 to support increased development activities.

        Interest Income, Net of Interest Expense. Interest income, net of interest expense, was $7,765,000, $3,364,000 and $2,754,000 for the years ended June 30, 2000, 1999 and 1998, respectively. The increase in each of fiscal 2000 and fiscal 1999 was primarily the result of interest earned on higher average cash balances from sales of common stock in both years. Our cash equivalents and investments consist primarily of fixed rate instruments.

        Income Taxes. At June 30, 2000, we had net operating loss carryforwards of approximately $87.4 million for federal income tax reporting purposes and tax credit carryforwards of approximately $3.8 million for federal reporting purposes. These amounts expire at various times through 2020. As a result of ownership changes that have occurred during the past four fiscal years, we believe that utilization of our net operating loss and tax credit carryforwards is subject to annual limitations. A full valuation allowance has been established for the company's deferred tax assets since realization of such assets through the generation of future taxable income is uncertain. See Note 5 of "Notes to Financial Statements."

        Recent Accounting Pronouncements. In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the definition of an employee for the purpose of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is generally effective July 1, 2000. The Company believes that FIN 44 will not have a material effect on its financial statements.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earning process. The Company will adopt SAB 101, as amended, during fiscal 2001 and does not expect such adoption to have a material effect on its financial statements.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company believes that SFAS No. 133 will not have a material effect on its financial statements.


LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of working capital have been primarily private and public equity financings and proceeds from collaborative research and development agreements, as well as grant revenues, interest income and property and equipment financings. Since inception, we have used approximately $83,984,000 of cash for operating activities and approximately $9,417,000 of cash for the purchase of laboratory and office equipment and payments under capital lease agreements.

        As of June 30, 2000, we had approximately $178,247,000 in cash, cash equivalents and investments. Net cash used in operating activities was $24,767,000, $17,243,000 and $6,545,000 for the years ended June 30, 2000, 1999 and 1998, respectively, and resulted primarily from operating losses adjusted for non-cash expenses and changes in accounts payable and prepaid expenses and other assets.

        Net cash used in investing activities was $90,831,000 in the year ended June 30, 2000 and consisted primarily of purchases of marketable securities and property and equipment, partially offset by proceeds from maturities of marketable securities. Net cash provided by investing activities was $7,414,000 in the year ended June 30, 1999 and consisted primarily of proceeds from the sale of investments, partially offset by purchases of investments and property and equipment. Net cash used in investing activities was $36,629,000 in the year ended June 30, 1998 and consisted primarily of net purchases of investments.

        In March 2000, we sold 820,000 shares of our common stock through a private placement at a price of $73.25 per share resulting in net cash proceeds to us of approximately $57,600,000. In September and October 1999, we sold a total of 2,645,000 shares of our common stock at $38.75 per share resulting in net cash proceeds to us of approximately $96,100,000. In February 1998, we sold 2,012,500 shares of our common stock at a price of 21.75 per share resulting in net cash proceeds to us of approximately $40,800,000.

        Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and investments, will be adequate to satisfy our capital needs through at least the calendar year 2001. However, our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements. At June 30, 2000 we had approximately $2,700,000 in cancelable purchase commitments with two suppliers of drug components and final bulk drug substance.

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

IMPACT OF YEAR 2000

        In prior years, we implemented a Year 2000 project to address the issue of computer software and hardware correctly processing dates through and beyond the Year 2000. The goal of this project was to ensure that all computer software and hardware that we use or rely upon is retired, replaced or made Year 2000 compliant before December 31, 1999. To date, we have not experienced any Year 2000-related operational issues and are not aware of any material potential problems that may arise as a result of Year 2000 issues either from our own internal systems or from the products and services of third parties upon which we rely.

        We expensed external and internal costs specifically associated with addressing Year 2000 issues as incurred. The total cost of our Year 2000 compliance efforts was not material to our financial condition or results of operations. We will continue to monitor our business-critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 problems that may arise are promptly addressed.


MARKET RISK

        Our cash and cash equivalents, investments and capital lease obligations are comprised primarily of short-term fixed rate instruments. Accordingly, we are not subject to interest rate risk to any significant degree.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                     PAGE
                                                                                     ----
Report of Independent Accountants...................................................  36
Balance Sheets......................................................................  37
Statements of Operations............................................................  38
Statements of Cash Flows............................................................  39
Statements of Stockholders' Equity (Deficit)........................................  40
Notes to Financial Statements.......................................................  43

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Pharmacyclics, Inc.

        In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of stockholders' equity (deficit) present fairly, in all material respects, the financial position of Pharmacyclics, Inc. (a development stage company) at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, and for the period from inception (April 1991) through June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
August 14, 2000

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                                                   JUNE 30,
                                                                                       ---------------------------------
                                                                                          2000                    1999
                                                                                       ---------               ---------
Current assets:
  Cash and cash equivalents .....................................................      $  43,536               $   3,930
  Short-term marketable investments .............................................         65,174                  41,095
  Accounts and other receivables ................................................             15                     309
  Prepaid expenses and other current assets .....................................          2,925                   1,930
                                                                                       ---------               ---------
          Total current assets ..................................................        111,650                  47,264
Long-term marketable investments ................................................         69,537                   4,980
Property and equipment, net .....................................................          3,796                   3,228
Other assets ....................................................................            140                      85
                                                                                       ---------               ---------
                                                                                       $ 185,123               $  55,557
                                                                                       =========               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................................      $   2,851               $   4,563
  Accrued liabilities ...........................................................            764                     747
  Current portion of capital lease obligations ..................................             59                     216
                                                                                       ---------               ---------
          Total current liabilities .............................................          3,674                   5,526
Capital lease obligations .......................................................             --                      59
Deferred rent ...................................................................             35                      15
                                                                                       ---------               ---------
          Total liabilities .....................................................          3,709                   5,600
                                                                                       ---------               ---------

Commitments (Note 6)
Stockholders' equity:
  Preferred stock, $0.0001 par value; 1,000,000 shares authorized at
     June 30, 2000 and 1999; no shares issued and outstanding ...................             --                      --
  Common stock, $0.0001 par value; 24,000,000 shares authorized at June
     30, 2000 and 1999;  shares issued and outstanding -- 16,007,456 at June
     30, 2000 and 12,428,871 at June 30, 1999 ...................................              2                       1
  Additional paid-in capital ....................................................        272,685                 117,178
  Accumulated other comprehensive (loss) ........................................           (506)                    (85)
  Deficit accumulated during development stage ..................................        (90,767)                (67,137)
                                                                                       ---------               ---------
          Total stockholders' equity ............................................        181,414                  49,957
                                                                                       ---------               ---------
                                                                                       $ 185,123               $  55,557
                                                                                       =========               =========

   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                          PERIOD FROM
                                                                                           INCEPTION
                                                         YEAR ENDED JUNE 30,              (APRIL 1991)
                                               --------------------------------------    THROUGH JUNE 30,
                                                 2000           1999           1998            2000
                                               --------       --------       --------    ----------------
Revenues:
  License and milestone revenues.........      $  1,000       $    750       $  2,700       $   7,855
  Contract revenue ......................           604          1,291            831           2,726
                                               --------       --------       --------       ---------
          Total revenues ................         1,604          2,041          3,531          10,581
                                               --------       --------       --------       ---------
Operating expenses:
  Research and development ..............        28,590         21,889         13,973         101,612
  General and administrative ............         4,409          2,762          1,987          15,233
                                               --------       --------       --------       ---------
          Total operating expenses ......        32,999         24,651         15,960         116,845
                                               --------       --------       --------       ---------
Loss from operations ....................       (31,395)       (22,610)       (12,429)       (106,264)
Interest income .........................         7,778          3,398          2,826          16,943
Interest expense ........................           (13)           (34)           (72)         (1,345)
                                               --------       --------       --------       ---------
Loss before income taxes ................       (23,630)       (19,246)        (9,675)        (90,666)
Provision for income taxes ..............            --             --             --            (101)
                                               --------       --------       --------       ---------
Net loss ................................      $(23,630)      $(19,246)      $ (9,675)      $ (90,767)
                                               ========       ========       ========       =========
Basic and diluted net loss per share ....      $  (1.60)      $  (1.55)      $  (0.87)
                                               ========       ========       ========
Shares used to compute basic
and diluted net loss per share ..........        14,723         12,378         11,061
                                               ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                         PERIOD FROM
                                                                                                          INCEPTION
                                                                       YEAR ENDED JUNE 30,               (APRIL 1991)
                                                            ---------------------------------------    THROUGH JUNE 30,
                                                              2000            1999           1998            2000
                                                            ---------       --------       --------    ----------------

Cash flows from operating activities:
  Net loss ...........................................      $ (23,630)      $(19,246)      $ (9,675)      $ (90,767)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ...................          1,194            909            828           5,487
     Stock compensation expense ......................             88             89             91             420
     Write-down of fixed assets ......................             12             --            188             318
     Other ...........................................             --             --             --             (12)
     Changes in assets and liabilities:
       Accounts and other receivables ................            294           (143)          (166)            (15)
       Prepaid expenses and other assets .............         (1,050)          (329)            54          (3,065)
       Accounts payable ..............................         (1,712)         1,186          2,054           2,851
       Accrued liabilities ...........................             17            315            121             764
       Deferred rent .................................             20            (24)           (40)             35
                                                            ---------       --------       --------       ---------
          Net cash used in operating activities ......        (24,767)       (17,243)        (6,545)        (83,984)
                                                            ---------       --------       --------       ---------

Cash flows from investing activities:
  Purchase of property and equipment .................         (1,774)        (1,884)          (765)         (5,820)
  Proceeds from sale of property and equipment .......             --             --             --             112

  Purchases of marketable investments ................       (145,808)       (21,835)       (60,136)       (253,722)
  Proceeds from maturities of marketable
    investments ......................................         56,751         31,133         24,272         118,505
                                                            ---------       --------       --------       ---------

          Net cash provided by
            (used in) investing activities ...........        (90,831)         7,414        (36,629)       (140,925)
                                                            ---------       --------       --------       ---------

Cash flows from financing activities:
  Issuance of common stock, net of issuance costs ....        155,420            558         41,529         248,753

  Proceeds from notes payable ........................             --             --             --           3,000
  Issuance of convertible preferred stock, net of
    issuance costs ...................................             --             --             --          20,514

  Payments under capital lease obligations ...........           (216)          (255)          (768)         (3,822)
                                                            ---------       --------       --------       ---------

          Net cash provided by financing
            activities ...............................        155,204            303         40,761         268,445
                                                            ---------       --------       --------       ---------
Increase (decrease) in cash and cash equivalents .....         39,606         (9,526)        (2,413)         43,536

Cash and cash equivalents at beginning of period .....          3,930         13,456         15,869              --
                                                            ---------       --------       --------       ---------

Cash and cash equivalents at end of period ...........      $  43,536       $  3,930       $ 13,456       $  43,536
                                                            =========       ========       ========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Income taxes paid ..................................      $      --       $     --       $     --       $     101
  Interest paid ......................................             13             34             72           1,263
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capital lease
    obligations ......................................             --             --             --           3,881

  Warrants issued ....................................             --             --             --              49
  Conversion of notes payable and accrued interest
    into convertible preferred stock .................             --             --             --           3,051


   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

        FOR THE PERIOD FROM INCEPTION (APRIL 1991) THROUGH JUNE 30, 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                                  DEFICIT
                                                CONVERTIBLE                                        ACCUMULATED  ACCUMULATED
                                              PREFERRED STOCK         COMMON STOCK     ADDITIONAL     OTHER        DURING
                                           ---------------------  --------------------  PAID-IN   COMPREHENSIVE DEVELOPMENT
                                             SHARES      AMOUNT     SHARES     AMOUNT   CAPITAL       (LOSS)       STAGE     TOTAL
                                           ----------   --------  ----------   ------- ---------- ------------- ----------- -------
Issuance of common stock for cash at
  $0.02 per share .......................          --   $     --    400,000   $    --  $     6     $   --       $     --    $     6
                                           ----------   --------  ---------   -------  -------     ------       --------    -------
Balance at June 30, 1991 ................          --         --    400,000        --        6         --             --          6
Issuance of common stock for cash at an
  average price of $0.02 per share ......          --         --     97,111        --        2         --             --          2
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $1.32 per share ...   2,040,784         --         --        --    2,667         --             --      2,667
Net loss ................................          --         --         --        --       --         --           (523)      (523)
                                           ----------   --------  ---------   -------  -------     ------       --------    -------
Balance at June 30, 1992 ................   2,040,784         --    497,111        --    2,675         --           (523)     2,152
Issuance of common stock for cash at an
  average price of $0.06 per share ......          --         --     49,000        --        3         --             --          3
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  $4.88 per share .......................   1,580,095         --         --        --    7,674         --             --      7,674
Net loss ................................          --         --         --        --       --         --         (3,580)    (3,580)
                                           ----------   --------  ---------   -------  -------     ------       --------    -------
Balance at June 30, 1993 ................   3,620,879         --    546,111        --   10,352         --         (4,103)     6,249
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.12 per share ....................          --         --    324,188        --       38         --             --         38
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $8.63 per share ...     886,960         --         --        --    7,623         --             --      7,623
Net loss ................................          --         --         --        --       --         --         (5,141)    (5,141)
                                           ----------   --------  ---------   -------  -------     ------       --------    -------
Balance at June 30, 1994 ................   4,507,839         --    870,299        --   18,013         --         (9,244)     8,769
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.24 per share ....................          --         --     38,403        --        9         --             --          9
Issuance of warrants ....................          --         --         --        --       49         --             --         49
Net loss ................................          --         --         --        --       --         --        (10,479)   (10,479)
                                           ----------   --------  ---------   -------  -------     ------       --------    -------
Balance at June 30, 1995 ................   4,507,839         --    908,702        --   18,071         --        (19,723)    (1,652)
Issuance of convertible preferred stock
  for notes payable and accrued interest
  at an average of $8.63 per share ......     353,483         --         --        --    3,051         --             --      3,051
Issuance of convertible preferred stock
  for cash, net of issuance costs, at an
  average price of $8.63 per share .......     295,649         --         --        --    2,550         --             --      2,550
Issuance of common stock upon initial
  public offering, net of issuance
  costs, for cash at $12 per share .......          --         --  2,383,450         1   26,042         --             --     26,043
Conversion of convertible preferred stock
  into common stock ......................  (5,156,971)        --  5,156,971        --       --         --             --         --
Issuance of common stock upon exercise of
  stock options at an average exercise
  price of $1.33 per share ...............          --         --     91,922        --      122         --             --        122

   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

        FOR THE PERIOD FROM INCEPTION (APRIL 1991) THROUGH JUNE 30, 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                            DEFICIT
                                             CONVERTIBLE                                        ACCUMULATED  ACCUMULATED
                                           PREFERRED STOCK         COMMON STOCK     ADDITIONAL     OTHER        DURING
                                        ---------------------  --------------------  PAID-IN   COMPREHENSIVE DEVELOPMENT
                                          SHARES      AMOUNT     SHARES     AMOUNT   CAPITAL       (LOSS)       STAGE      TOTAL
                                        ----------   --------  ----------   ------- ---------- ------------- -----------  -------
Issuance of common stock upon
  exercise of purchase rights at an
  exercise price of $10.20 per
  share ...............................        --    $  --         8,379      $--   $     86      $   --       $    --     $     86
Stock compensation expense ............                               --       --         26          --            --           26
Net loss ..............................        --       --            --       --         --          --        (8,235)      (8,235)
                                          -------    -----    ----------    -----   --------      ------       -------     --------
Balance at June 30, 1996 ..............        --       --     8,549,424        1     49,948          --       (27,958)      21,991
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $16.93 per share ...        --       --     1,442,190       --     24,420          --            --       24,420
Issuance of common stock upon exercise
  of stock options at an average price
  of $2.74 per share ..................        --       --        96,283       --        264          --            --          264
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $10.51 per share ...........        --       --        14,557       --        153          --            --          153
Stock compensation expense ............        --       --            --       --        126          --            --          126
Net loss ..............................        --       --            --       --         --          --       (10,258)     (10,258)
                                          -------    -----    ----------    -----   --------      ------       -------     --------
Balance at June 30, 1997 ..............        --       --    10,102,454        1     74,911          --       (38,216)      36,696
Issuance of common stock, net of
  issuance costs, for cash at $21.75
  per share ...........................        --       --     2,012,500       --     40,796          --            --       40,796
Issuance of common stock upon exercise
  of stock options at an average
  price of $6.57 per share ............        --       --        88,933       --        584          --            --          584
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $14.36 per share ...........        --       --        10,372       --        149          --            --          149
Issuance of common stock upon exercise
  of warrants .........................        --       --        80,033       --         --          --            --           --
Stock compensation expense ............        --       --            --       --         91          --            --           91
Net loss ..............................        --       --            --       --         --          --        (9,675)      (9,675)
                                          -------    -----    ----------    -----   --------      ------       -------     --------
Balance at June 30, 1998 ..............        --       --    12,294,292        1    116,531          --       (47,891)      68,641
Issuance of common stock upon exercise
  of stock options at an average price
  of $5.10 per share ..................        --       --        75,275       --        384          --            --          384
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $12.77 per share ...........        --       --        13,643       --        174          --            --          174
Issuance of common stock upon exercise
  of warrants .........................        --       --        45,661       --         --          --            --           --
Stock compensation expense ............        --       --            --       --         89          --            --           89
Comprehensive (loss):
  Change in unrealized loss on
  investments .........................        --       --            --       --         --         (85)           --          (85)
Net loss ..............................        --       --            --       --         --          --       (19,246)     (19,246)
                                          -------    -----    ----------    -----   --------      ------       -------     --------
Balance at June 30, 1999 ..............        --       --    12,428,871        1    117,178         (85)      (67,137)      49,957
Issuance of common stock upon exercise
  of stock options at an average price
  of $13.88 per share .................        --       --       102,372       --      1,421          --            --        1,421
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $25.62 per share ...........        --       --        11,213       --        287          --            --          287
Issuance of common stock, net of
  issuance costs, for cash at an

   The accompanying notes are an integral part of these financial statements.

                                                                                                                 DEFICIT
                                               CONVERTIBLE                                        ACCUMULATED  ACCUMULATED
                                            PREFERRED STOCK         COMMON STOCK      ADDITIONAL      OTHER        DURING
                                          --------------------  --------------------  PAID-IN    COMPREHENSIVE DEVELOPMENT
                                           SHARES      AMOUNT     SHARES     AMOUNT   CAPITAL        (LOSS)       STAGE      TOTAL
                                          --------    --------  ----------   ------- ----------  ------------- -----------  -------

  average price of $44.36 per share .....     --      $   --     3,465,000   $  1    $ 153,711     $    --     $     --    $153,712
Stock compensation expense ..............     --          --            --     --           88          --           --          88
Comprehensive (loss):
  Change in unrealized loss on
    investments .........................     --          --            --     --           --        (421)          --        (421)
Net loss ................................     --          --            --     --           --          --      (23,630)    (23,630)
                                          ------      ------    ----------   ----    ---------     -------     --------    --------
Balance at June 30, 2000 ................     --      $   --    16,007,456   $  2    $ 272,685     $  (506)    $(90,767)   $181,414
                                          ======      ======    ==========   ====    =========     =======     ========    ========
















































   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

        Description of the Company

        Pharmacyclics, Inc. (the "company") was incorporated in Delaware in 1991 and commenced operations during 1992 to develop and market pharmaceutical products to improve upon current therapeutic approaches to the treatment of cancer, atherosclerosis and retinal disease. Since inception, the company has been in the development stage, principally involved in research and development and other business planning activities, with no commercial revenues from product sales. Successful future operations depend upon the company's ability to develop, to obtain regulatory approval for and to commercialize its products. The company operates in one business segment.

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

        Basic and diluted net loss per share

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of outstanding convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Options and warrants to purchase 2,548,634, 1,981,701 and 1,665,510 shares of common stock were outstanding at June 30, 2000, 1999 and 1998, respectively, but have been excluded from the computation of dilutive net loss per share because their effect is anti-dilutive.

        Cash equivalents and investments

        All highly liquid investments purchased with an original maturity date of three months or less are considered to be cash equivalents. The company has classified all its investments as "available-for-sale." For all periods presented, the cost of these investments approximates their fair market value. Unrealized gains and losses are included in other comprehensive income (loss) . Gains and losses on securities sold are recorded based on the specific identification method and are included in the results of operations.

        The company's cash, cash equivalents and investments consisted of the following (in thousands):

                                                       JUNE 30,
                                                --------------------
INVESTMENT TYPE                                  2000          1999
---------------                                 -------      -------
Cash in bank .............................      $   246      $   320
Money market .............................       23,810        3,610
Debt (state or political subdivision) ....        7,000           --
Debt (corporate) .........................       12,480           --
                                                -------      -------
  Cash and cash equivalents ..............      $43,536      $ 3,930
                                                =======      =======

Debt (state or political subdivision) ....      $14,949      $ 2,000
Certificates of deposit ..................        1,000           --
Debt (corporate) .........................       49,225       39,095
                                                -------      -------
  Short-term marketable investments ......      $65,174      $41,095
                                                =======      =======

Debt (state or political subdivision) ....      $ 2,000      $   990
Debt (corporate) .........................       67,537        3,990
                                                -------      -------
  Long-term marketable investments .......      $69,537      $ 4,980
                                                =======      =======

        At June 30, 2000, the company's long-term marketable investments were scheduled to mature at various dates through June 2002.

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

        Revenue recognition

        License and milestone payments are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of any on-going performance obligation. Contract revenue is recognized as earned, primarily based on costs incurred to total estimated costs at completion, pursuant to the terms of each agreement. License, milestone and grant revenues are not subject to repayment. Any amounts received in advance of performance are recorded as deferred revenue.

        Recent accounting pronouncements

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the definition of an employee for the purpose of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is generally effective July 1, 2000. The Company believes that FIN 44 will not have a material effect on its financial statements.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earning process. The Company will adopt SAB 101, as amended, during fiscal 2001 and does not expect such adoption to have a material effect on its financial statements.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company believes that SFAS No. 133 will not have a material effect on its financial statements.

        Inventories

        The company has purchased certain components of its texaphyrin-based drug substance that are expected to be available in the future to support the commercial launch of its products currently under development. Until the commercial viability of such products has been demonstrated and the necessary regulatory approvals received, the company will continue to charge all such amounts to research and development expense.

        Research and development

        Research and development costs are expensed as incurred and include costs associated with contract research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the company. Research and development expenses incurred in connection with research contracts were $1.7 million, $3.2 million and $2.2 million for the years ended June 30, 2000, 1999 and 1998, respectively.

        Income taxes

        The company provides for income taxes using the liability method. This method requires that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts.

        Fair value of financial instruments

        The carrying value of the company's financial instruments including cash and cash equivalents, short and long-term investments, accounts receivable and accrued liabilities approximate fair value due to their short maturities. The carrying value of the company's capital lease obligations approximate fair value based on borrowing rates currently available to the company.

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

        Reclassifications

        Certain amounts have been reclassified in the accompanying financial statements to conform to the fiscal 2000 presentation.

NOTE 2 -- AGREEMENTS:

        University of Texas License. The company has entered into two exclusive patent license agreements with The University of Texas which permit the company to exclusively manufacture, use and sell products covered by patents that result from certain research conducted by The University of Texas. Each agreement requires the company to pay royalties to The University of Texas. Royalties totaling $275,000 were paid under the agreements through June 30, 1997. No royalties were paid during each of the years ended June 30, 2000, 1999 and 1998.

        Alcon Collaboration. In December 1997, the company entered into an evaluation and license agreement with Alcon Pharmaceuticals Ltd., under which Alcon acquired worldwide marketing rights to OPTRIN(TM) photosensitizer for ophthalmology uses. OPTRIN is a lutetium texaphyrin molecule being developed as a photosensitizer for the use in photodynamic therapy of retinal degeneration. Alcon will conduct and be responsible for all costs associated with its worldwide development and regulatory submissions for ophthalmology uses of OPTRIN. In accordance with the terms of this agreement, the company received a non-refundable, up-front payment and may receive additional amounts based on Alcon reaching certain milestones, as well as royalties on any future product sales. The company is required to supply Alcon with bulk drug substance through its manufacturing collaboration with Celanese or with any successor third party supplier; Alcon will be responsible for formulation and packaging of finished products.

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

NOTE 3 -- BALANCE SHEET COMPONENTS:

        Property and equipment consists of the following (in thousands):

                                                                             JUNE 30,
                                                                       ---------------------
                                                                        2000          1999
                                                                       -------       -------
Equipment .......................................................      $ 4,964       $ 4,008
Leasehold improvements ..........................................        2,853         2,688
Furniture and fixtures ..........................................          669           618
                                                                       -------       -------
                                                                         8,486         7,314
Less accumulated depreciation and amortization ..................       (4,690)       (4,086)
                                                                       -------       -------
                                                                       $ 3,796       $ 3,228
                                                                       =======       =======

Accrued liabilities consist of the following (in thousands):

                                                                              JUNE 30,
                                                                       ---------------------
                                                                        2000          1999
                                                                       -------       -------
Employee compensation ...........................................      $   664       $   683
Other ...........................................................          100            64
                                                                       -------       -------
                                                                       $   764       $   747
                                                                       =======       =======


NOTE 4 -- STOCKHOLDERS' EQUITY:

        Common stock

        In February 1998, the company sold 2,012,500 shares of its common stock at a price of $21.75 per share, which resulted in net proceeds of approximately $40.8 million. In September and October 1999, the company sold a total of 2,645,000 shares of its common stock at $38.75 per share resulting in net cash proceeds of approximately $96.1 million. In March 2000, the company sold 820,000 shares of unregistered common stock to four purchasers in a private placement. The shares were sold at $73.25 per share, which resulted in net proceeds of approximately $57.6 million. The company filed a registration statement on Form S-3 related to these shares, which was declared effective on April 11, 2000.

        Preferred stock

        As amended, the company's Certificate of Incorporation authorizes 1,000,000 shares of Preferred Stock, par value $0.0001 per share. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

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

        Warrants

        In connection with the company's initial public offering during 1995, outstanding warrants to purchase shares of preferred stock were converted into warrants to purchase shares of common stock. In fiscal 1998, holders of all of the warrants granted in July 1995 elected "net issue exercises" at an average market price of $24.15 per share, resulting in the issuance of 80,033 shares of common stock and the cancellation of warrants to purchase 44,465 shares of common stock. In fiscal 1999, warrants for 45,661 shares were exercised. The remaining 14,706 warrants are exercisable at $4.88 per share and expire during 2000. At June 30, 2000, the company has reserved 14,706 shares of common stock for future issuance upon the exercise of the remaining outstanding warrants.

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

        1995 Stock Option Plan. The company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors on August 2, 1995, as the successor to the 1992 Plan. The 1995 Plan authorizes for issuance 2,703,580 shares of common stock. Beginning on January 1, 1996, the 1995 Plan also allows for an annual increase to the number of shares available for issuance equal to 1% of the number of shares of common stock outstanding on the last day of the preceding calendar year, not to exceed 500,000 shares per year. Shares of common stock subject to outstanding options, including options granted under the 1992 Plan, that expire or terminate prior to exercise will be available for future issuance under the 1995 Plan.

        Under the 1995 Plan, employees, non-employee members of the Board of Directors (other than those serving as members of the Compensation Committee) and independent consultants may, at the discretion of the plan administrator, be granted options to purchase shares of common stock at an exercise price not less than 85% of the fair market value of such shares on the grant date. Non-employee members of the Board of Directors will also be eligible for automatic option grants under the company's 1995 Non-Employee Directors Stock Option Plan. Generally, shares subject to options under the 1995 Plan vest over a five-year period and are exercisable for a period of ten years.

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

        1995 Non-Employee Directors Stock Option Plan. The Company's 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"), was adopted by the Board of Directors on August 2, 1995. Automatic option grants are made at periodic intervals to eligible non-employee Board members under the Directors Plan. The Directors Plan became effective as of the effective date of the Company's initial public offering. A total of 196,667 shares of common stock have been reserved for issuance under the Directors Plan.

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

        The following table summarizes activity under the company's stock option plans (in thousands, except per share amounts):

                                                   OPTIONS OUTSTANDING
                                                 -----------------------
                                                            WEIGHTED
                                   SHARES                    AVERAGE
                                  AVAILABLE                  EXERCISE
                                  FOR GRANT      NUMBER  PRICE PER SHARE
                                  ---------      ------  ---------------

Balance at June 30, 1997 ....         514        1,262       $11.58
Authorized ..................         602           --           --
Exercised ...................          --          (89)        6.57
Granted .....................        (577)         577        25.33
Canceled ....................         158         (158)       15.41
                                   ------       ------
Balance at June 30, 1998 ....         697        1,592        16.43
Authorized ..................         524           --           --
Exercised ...................          --          (75)        5.10
Granted .....................        (671)         671        19.25
Canceled ....................         221         (221)       20.37
                                   ------       ------
Balance at June 30, 1999 ....         771        1,967        17.38
Authorized ..................         681           --           --
Exercised ...................          --         (103)       13.88
Granted .....................        (723)         723        56.97
Canceled ....................          53          (53)       23.38
                                   ------       ------
Balance at June 30, 2000 ....         782        2,534        28.70
                                   ======       ======


        A summary of outstanding and vested stock options as of June 30, 2000 is as follows:

                               OPTIONS OUTSTANDING                   OPTIONS VESTED
                   ------------------------------------------  -------------------------
                                WEIGHTED         WEIGHTED                    WEIGHTED
                                 AVERAGE         AVERAGE                     AVERAGE
   RANGE OF                     REMAINING        EXERCISE                    EXERCISE
EXERCISE PRICES    NUMBER   CONTRACTUAL LIFE  PRICE PER SHARE   NUMBER   PRICE PER SHARE
---------------    ------   ----------------  ---------------  --------  ---------------
$0.08 - $5.25      119,295           4.20      $    3.60        119,295      $    3.60
 7.50 - 17.63      776,554           6.88          13.85        395,325          11.60
17.75 - 24.25      653,930           7.37          20.53        340,735          19.94
26.13 - 48.94      391,106           8.27          29.67        102,981          28.10
51.63 - 66.13      488,293           9.93          58.10          1,817          58.86
72.63 - 78.13      104,750           9.69          77.71            917          78.13
                 ---------                                    ---------
                 2,533,928           7.80          28.70        961,070          15.48
                 =========                                    =========

        Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. The company has reserved 100,000 shares of common stock under the Purchase Plan. Sales under the Purchase Plan in fiscal 2000, 1999 and 1998 were 11,213, 13,643 and 10,372 shares of common stock at an average price of $25.62, $12.77 and $14.36 per share, respectively. Shares available for future purchase under the Purchase Plan are 41,836 at June 30, 2000. The Purchase Plan will terminate in October 2005.

        Pro forma disclosure

        The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans during fiscal 2000, 1999 and 1998 was $40.84, $13.74 and $15.54 per share, respectively. The weighted average estimated grant date fair value of purchase awards under the company's Purchase Plan during fiscal 2000, 1999 and 1998 was $18.06, $13.46 and $6.85, respectively. The estimated grant date fair value is calculated using the Black-Scholes valuation model.

        The following assumptions are included in the estimated grant date fair value calculations for the company's stock option and purchase awards:

                                                      YEAR ENDED JUNE 30,
                                              -----------------------------------
                                               2000          1999          1998
                                              -------       -------       -------
Stock option plans:
Expected dividend yield ................            0%            0%            0%
Expected stock price volatility ........           81%           86%           60%
Risk free interest rate ................         6.37%         5.15%         5.66%
Expected life (years) ..................         5.61          5.10          6.05

Stock purchase plan:
Expected dividend yield ................            0%            0%            0%
Expected stock price volatility ........           81%           86%           60%
Risk free interest rate ................         6.25%         4.68%         5.28%
Expected life (years) ..................         2.00          1.28          1.45


        Pro forma net loss and net loss per share

        Had the company recorded compensation cost based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the company's net loss and net loss per share would have been increased to the pro forma amounts below (in thousands, except per share amounts):

                                              YEAR ENDED JUNE 30,
                                --------------------------------------------
                                   2000             1999             1998
                                ----------       ----------       ----------
Net loss:
  As reported ............      $  (23,630)      $  (19,246)      $   (9,675)
  Pro forma ..............         (29,060)         (22,500)         (12,085)
Net loss per share:
  As reported ............      $    (1.60)      $    (1.55)      $    (0.87)
  Pro forma ..............           (1.97)           (1.82)           (1.09)

        The pro forma effect on the net loss and net loss per share for fiscal 2000, 1999 and 1998 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

NOTE 5 -- INCOME TAXES:

        Deferred tax assets are summarized as follows (in thousands):

                                                    JUNE 30,
                                             -----------------------
                                               2000           1999
                                             --------       --------
Net operating loss carryforwards ......      $ 32,607       $ 22,830
Tax credit carryforwards ..............         5,291          3,666
Capitalized start-up costs ............           637            501
Accounts payable and other ............           595          1,537
                                             --------       --------
Gross deferred tax assets .............        39,130         28,534
Less valuation allowance ..............       (39,130)       (28,534)
                                             --------       --------
Net deferred tax assets ...............      $     --       $     --
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

        The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to the loss before income taxes as summarized below (in thousands):

                                                        YEAR ENDED JUNE 30,
                                                -----------------------------------
                                                 2000          1999          1998
                                                -------       -------       -------
Tax benefit at statutory rate ............      $ 8,271       $ 6,736       $ 3,386
Net operating loss carryforward for
  which no benefit was available..........       (8,271)       (6,736)       (3,386)
                                                -------       -------       -------
                                                $    --       $    --       $    --
                                                =======       =======       =======

        At June 30, 2000, the company had federal and state net operating loss carryforwards of approximately $87.4 million and $49.3 million, respectively, and federal and state credit carryforwards of $3.8 million and $2.2 million, respectively, available to offset future taxable income. These amounts expire at various times through 2020.

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

NOTE 6 -- COMMITMENTS:

        The company leases its facilities under non-cancelable operating leases that expire in fiscal 2004. The company also leases certain assets under long-term lease agreements that are classified as capital leases. The total amount of assets acquired under capital lease arrangements that are included in property and equipment (Note 3) is as follows (in thousands):

                                                            JUNE 30,
                                              -----------------------------------
                                               2000          1999          1998
                                              -------       -------       -------
Equipment ..............................      $ 1,830       $ 2,273       $ 2,273
Leasehold improvements .................        1,050         1,050         1,050
Furniture and fixtures .................          238           278           278
                                              -------       -------       -------
                                                3,118         3,601         3,601
Less accumulated depreciation and
  amortization .........................       (2,807)       (3,020)       (2,590)
                                              -------       -------       -------
                                              $   311       $   581       $ 1,011
                                              =======       =======       =======

        The capital lease agreements require the company, among other things, to pay insurance and maintenance costs.

        Future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

                                                            CAPITAL    OPERATING
YEAR ENDING JUNE 30,                                        LEASES      LEASES
--------------------                                        -------    ---------
2001 ................................................       $   61       $  906
2002 ................................................           --        1,146
2003 ................................................           --        1,436
2004 ................................................           --          767
                                                            ------       ------
                                                                61       $4,255
                                                                         ======
Less amount representing interest ...................           (2)
                                                            ------
                                                                59
Less current portion ................................          (59)
                                                            ------
Long-term portion of capital lease obligations ......       $   --
                                                            ======


        Rent expense for the years ended June 30, 2000, 1999 and 1998 was $731,000, $457,000 and $366,000, respectively, and $3,000,000 for the period from inception (April 1991) through June 30, 2000. The terms of the facility leases provide for rental payments on a graduated scale. The company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid at June 30, 2000.

        At June 30, 2000, the company had approximately $2,700,000 in cancelable purchase commitments from two suppliers of drug components and final bulk drug substance.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 (with respect to Directors) is hereby incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held on December 7, 2000, (the "Proxy Statement"). The required information concerning MANAGEMENT - Directors and Executive Officers is contained in Item 1, Part 1, of this Form 10-K under the caption "Executive Officers and Directors" on pages 26 through 27.

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

                None.

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

    10.38      Employment Agreement, dated December 18, 1997, by and between the
               Company and Leiv Lea (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended March 31, 1998)

    10.39* Evaluation and License Agreement, dated December 16, 1997, by and between Alcon Laboratories, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3,
               Commission File No. 333-43621)

    10.40 Employment agreement, dated March 11, 1998, by and between the Company and David A. Lowin (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 1999)

  EXHIBIT
   NUMBER      DESCRIPTION
   ------      -----------
    10.41      Employment agreement, dated May 28, 1998, by and between the
               Company and Hugo Madden (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 1999)

    10.42* Development and Supply Agreement dated June 16, 1998 entered into between the Company and Abbott Laboratories Inc (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 1999)

    10.43 Termination Agreement, dated as of August 27, 1999, by and between Registrant and Celanese, Ltd. (Incorporated by reference to Exhibit 10.1 to an 8-K filed on September 3, 1999)

    10.44* Master Development and Supply Agreement, dated March 20, 2000 by and between Cook Imaging Corporation, D.B.A. Cook Pharmaceutical
               Solutions, and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2000)

    10.45 Employment agreement, dated March 23, 2000 by and between the Company and Cynthia J. Ladd

    23.1       Consent of Independent Accountants

    24.1       Power of Attorney (see page 59)

    27.1       Financial Data Schedule

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

Dated: September 22, 2000

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

             SIGNATURE                         TITLE                         DATE
             ---------                         -----                         ----

    /s/ RICHARD A. MILLER, M.D.        President and Chief            September 22, 2000
-----------------------------------    Executive Officer and
      Richard A. Miller, M.D.          Director  (Principal
                                       Executive Officer)

           /s/ LEIV LEA                Vice President, Finance        September 22, 2000
-----------------------------------    and Administration  and
             Leiv Lea                  Chief Financial and
                                       Accounting Officer
                                       (Principal Accounting
                                       Officer)

   /s/ PHYLLIS I. GARDNER, M.D.        Director                       September 22, 2000
-----------------------------------
        Phyllis I. Gardner

       /s/ MILES R. GILBURNE           Director                       September 22, 2000
-----------------------------------
         Miles R. Gilburne

    /s/ RICHARD M. LEVY, PH.D.         Director                       September 22, 2000
-----------------------------------
          Richard M. Levy

        /s/ WILLIAM R. ROHN            Director                       September 22, 2000
-----------------------------------
          William R. Rohn

        /s/ CRAIG C. TAYLOR            Director                       September 22, 2000
-----------------------------------
          Craig C. Taylor

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

    10.38      Employment Agreement, dated December 18, 1997, by and between the
               Company and Leiv Lea (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended March 31, 1998)

    10.39* Evaluation and License Agreement, dated December 16, 1997, by and between Alcon Laboratories, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3,
               Commission File No. 333-43621)

    10.40 Employment agreement, dated March 11, 1998, by and between the Company and David A. Lowin (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 1999)

  EXHIBIT
   NUMBER      DESCRIPTION
   ------      -----------
    10.41      Employment agreement, dated May 28, 1998, by and between the
               Company and Hugo Madden (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 1999)

    10.42* Development and Supply Agreement dated June 16, 1998 entered into between the Company and Abbott Laboratories Inc (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 1999)

    10.43 Termination Agreement, dated as of August 27, 1999, by and between Registrant and Celanese, Ltd. (Incorporated by reference to Exhibit 10.1 to an 8-K filed on September 3, 1999)

    10.44* Master Development and Supply Agreement, dated March 20, 2000 by and between Cook Imaging Corporation, D.B.A. Cook Pharmaceutical
               Solutions, and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2000)

    10.45 Employment agreement, dated March 23, 2000 by and between the Company and Cynthia J. Ladd

    23.1       Consent of Independent Accountants

    24.1       Power of Attorney (see page 59)

    27.1       Financial Data Schedule

----------------

* Confidential treatment has been granted as to certain portions of this agreement.