Form 10-Q
period 2000-09-30
PHARMACYCLICS INC
filed 2000-11-13
CIK 949699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

Yes [X]    No [ ]

As of October 31, 2000, there were 16,052,415 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 22 pages of which this is page 1. The Exhibit Index is located at page 21.

                               PHARMACYCLICS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                  PAGE NUMBER
        Item 1. Financial Statements (unaudited)

                Condensed Balance Sheets as of September 30, 2000 and June 30, 2000 .................    3

                Condensed Statements of Operations for the three months ended September 30,
                    2000 and 1999 ...................................................................    4

                Condensed Statements of Cash Flows for the three months ended September 30,
                    2000 and 1999 ...................................................................    5

                Notes to Condensed Financial Statements .............................................    6

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                    Operations and Factors that May Affect Future Operating Results .................    9


PART II. OTHER INFORMATION

        Item 1. Legal Proceedings ....................................................................  21

        Item 2. Changes in Securities ................................................................  21

        Item 3. Defaults Upon Senior Securities ......................................................  21

        Item 4. Submission of Matters to a Vote of Security Holders ..................................  21

        Item 5. Other information ....................................................................  21

        Item 6. Exhibits and Reports on Form 8-K .....................................................  21

SIGNATURES ...........................................................................................  22

     PHARMACYCLICS(R), the "pentadentate" logo, XCYTRIN(R) , ANTRIN(R), and LUTRIN(R), are registered U.S. trademarks; OPTRIN(TM) is a trademark of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART  I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                               PHARMACYCLICS, INC.
                          (a development stage company)
                            CONDENSED BALANCE SHEETS
                            (unaudited; in thousands)

                                                                       September 30,     June 30,
                                                                           2000            2000
                                                                         ---------       ---------
ASSETS
     Current assets:
        Cash and cash equivalents .................................      $  33,022       $  43,536
        Short-term marketable investments .........................         79,473          65,174
        Accounts and other receivables ............................            116              15
        Prepaid expenses and other current assets .................          3,707           2,925
                                                                         ---------       ---------
              Total current assets ................................        116,318         111,650
     Long-term marketable investments .............................         60,333          69,537
     Property and equipment, net ..................................          3,824           3,796
     Other assets .................................................            140             140
                                                                         ---------       ---------
                                                                         $ 180,615       $ 185,123
                                                                         =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Accounts payable ..........................................      $   5,083       $   2,851
        Accrued liabilities .......................................          1,093             764
        Current portion of capital lease obligations ..............             32              59
                                                                         ---------       ---------
              Total current liabilities ...........................          6,208           3,674
     Deferred rent ................................................             32              35
                                                                         ---------       ---------
              Total liabilities ...................................          6,240           3,709
                                                                         ---------       ---------
     Stockholders' equity:
        Preferred stock ...........................................           --              --
        Common stock ..............................................              2               2
        Additional paid-in capital ................................        273,328         272,685
        Accumulated other comprehensive income (loss) .............             27            (506)
        Deficit accumulated during development stage ..............        (98,982)        (90,767)
                                                                         ---------       ---------
              Total stockholders' equity ..........................        174,375         181,414
                                                                         ---------       ---------
                                                                         $ 180,615       $ 185,123
                                                                         =========       =========



   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF OPERATIONS
                (unaudited; in thousands, except per share data)


                                                             Three Months Ended
                                                                September 30,
                                                           -----------------------
                                                             2000           1999
                                                           --------       --------
Contract revenue ....................................      $    110       $    135
                                                           --------       --------
Operating expenses:
     Research and development .......................        10,039          3,509
     General and administrative .....................         1,234            938
                                                           --------       --------
        Total operating expenses ....................        11,273          4,447
                                                           --------       --------
Loss from operations ................................       (11,163)        (4,312)
Interest income, net ................................         2,948            670
                                                           --------       --------
Net loss ............................................      $ (8,215)      $ (3,642)
                                                           ========       ========
Basic and diluted net loss per share (Note 2) .......      $  (0.51)      $  (0.29)
                                                           ========       ========
Shares used to compute basic and diluted net
    loss per share ..................................        16,031         12,512
                                                           ========       ========







     The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)


                                                                    Three Months Ended
                                                                       September 30,
                                                                  -----------------------
                                                                    2000            1999
                                                                  --------       --------
Cash flows from operating activities:
Net loss ...................................................      $ (8,215)      $ (3,642)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization .........................           318            283
     Stock compensation expense ............................            22             22
     Changes in assets and liabilities:
        Accounts and other receivables .....................          (101)           139
        Prepaid expenses and other assets ..................          (782)          (253)
        Accounts payable ...................................         2,232         (1,680)
        Accrued liabilities ................................           329           (103)
        Deferred rent ......................................            (3)            (1)
                                                                  --------       --------
Net cash used in operating activities ......................        (6,200)        (5,235)
                                                                  --------       --------
Cash flows from investing activities:
     Purchases of property and equipment ...................          (346)           (51)
     Purchases of marketable investments ...................       (12,700)        (4,005)
     Proceeds from maturities of marketable investments ....         8,138          8,561
                                                                  --------       --------
Net cash provided by (used in) investing activities ........        (4,908)         4,505
                                                                  --------       --------
Cash flows from financing activities:
     Payments under capital lease obligations ..............           (27)           (55)
     Proceeds from sale of stock ...........................           621         84,136
                                                                  --------       --------
Net cash provided by financing activities ..................           594         84,081
                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents .......       (10,514)        83,351
Cash and cash equivalents at the beginning of the period ...        43,536          3,930
                                                                  --------       --------
Cash and cash equivalents at the end of the period .........      $ 33,022       $ 87,281
                                                                  ========       ========


   The accompanying notes are an integral part of these financial statements.

                               PHARMACYCLICS, INC.
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the "company" or "Pharmacyclics") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the company included in the company's Annual Report on Form 10-K for the year ended June 30, 2000 filed with the Securities and Exchange Commission on September 27, 2000.

     The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2001 or for any other future period.

REVENUE RECOGNITION

     License fees are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of any ongoing performance obligation. Contract revenue is recognized as earned, primarily based on costs incurred to total estimated costs at completion, pursuant to the terms of each agreement. License and contract revenues are not subject to repayment. Any amounts received in advance of performance are recorded as deferred revenue.

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

CASH EQUIVALENTS AND INVESTMENTS

     All highly liquid investments purchased with an original maturity date of three months or less are considered to be cash equivalents. The company has classified all its investments as "available-for-sale." Unrealized gains and losses are included in other comprehensive loss. Gains and losses on securities sold are recorded based on the specific identification method and are included in the results of operations.

                               PHARMACYCLICS, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Options and warrants to purchase 2,572,442 and 1,939,646 shares of common stock were outstanding at September 30, 2000 and 1999, respectively. However, such amounts have been excluded from the computation of dilutive earnings per share because their effect is anti-dilutive.

NOTE 3 - EQUITY

     In March 2000, the company sold 820,000 shares of its common stock at $73.25 per share resulting in net cash proceeds of approximately $57,600,000. In September and October 1999, the company sold a total of 2,645,000 shares of its common stock at $38.75 per share which resulted in net proceeds to the company of approximately $96,200,000.

NOTE 4 - COMPREHENSIVE LOSS

     Comprehensive loss includes unrealized gains (losses) on available-for-sale securities which are excluded from the results of operations.

     The company's total comprehensive losses were as follows (in thousands):

                                                            Three Months Ended
                                                               September 30,
                                                          ---------------------
                                                            2000          1999
                                                          -------       -------
Net loss ...........................................      $(8,215)      $(3,642)
Change in net unrealized gains on available-for-sale
securities .........................................          533            18
                                                          -------       -------
Comprehensive net loss .............................      $(7,682)      $(3,624)
                                                          =======       =======


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the definition of an employee for the purpose of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is generally effective July 1, 2000. The adoption of FIN 44 did not have a material effect on the company's financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earning process. SAB 101, as amended, is effective in the fourth quarter of fiscal 2001. The company does not expect such adoption to have a material effect on its financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material effect on the company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In addition to historical information, this report contains predictions, estimates and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the factors, including those discussed in "Factors That May Affect Future Operating Results," elsewhere in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

OVERVIEW

     Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and retinal disease. We are conducting a multicenter international Phase III clinical trial of XCYTRIN(R) (motexafin gadolinium) Injection to improve the efficacy of radiation therapy of tumors that have spread to the brain resulting from a variety of cancers, including those of the lung and breast. We are conducting a Phase IIb clinical trial for LUTRIN(R) (motexafin lutetium) Injection as a photosensitizer for use in the photodynamic therapy of patients with recurrent breast cancers to the chest wall that have failed standard therapies. Through our Cooperative Research and Development Agreement, the National Cancer Institute is conducting Phase I trials of XCYTRIN for treatment of both primary adult and pediatric brain tumors, pancreatic cancer and lung cancer and of LUTRIN for prostate cancer. The National Cancer Institute also intends to conduct several additional Phase I clinical trials of XCYTRIN and LUTRIN, each for a variety of additional cancer indications. We are now conducting a multicenter randomized Phase II clinical trial with ANTRIN(R) (motexafin lutetium) Injection photoangioplasty for treatment of patients with peripheral arterial disease and a Phase I trial for treatment of coronary artery disease. In addition, Alcon is conducting a Phase II clinical trial with OPTRIN(TM) (motexafin lutetium) Injection for the photodynamic therapy of patients with a degenerative disease of the retina caused by growths of small blood vessels in the retina known as age-related macular degeneration. Alcon is conducting this trial under a 1997 evaluation and license agreement that gave Alcon the right to conduct worldwide development, marketing and sales of OPTRIN for ophthalmology indications. Also in 1997, we entered into a collaborative agreement with Nycomed to sell and market LUTRIN for cancer therapy outside the United States, Canada and Japan.

     To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales, and we do not expect to receive product revenues for at least the next several years. We have incurred significant operating losses since our inception in 1991 and, as of September 30, 2000, had an accumulated deficit of approximately $99.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

RESULTS OF OPERATIONS

Revenues

     Revenues were $110,000 for the three months ended September 30, 2000 compared to $135,000 for the three months ended September 30, 1999. Revenue in both periods consisted of contract revenue associated with one of the company's corporate collaboration agreements.

Research and Development

     Research and development expenses were $10,039,000 for the three months ended September 30, 2000 compared to $3,509,000 for the three months ended September 30, 1999. Expenses in the first quarter of fiscal 2000 were reduced by a credit of $3,540,000 associated with the termination of our manufacturing development and supply agreement with Celanese, Ltd. Pursuant to the termination agreement, Celanese assigned to us all rights, title and interest in the manufacturing technology and intellectual property for our texaphyrin-based products and agreed to make a cash payment of $750,000 to us. The termination agreement also relieved us of all obligations to pay Celanese for shared development costs incurred prior to termination of the Agreement. As of June 30, 1999, we had accrued $2,790,000 associated with such costs.

     Excluding the impact of the Celanese termination agreement, research and development expenses increased $2,990,000 (42%) to $10,039,000 in the three months ended September 30, 2000 as compared to $7,049,000 in the three months ended September 30, 1999. This increase was due primarily to increased clinical trial costs, greater drug purchases and greater personnel costs associated with supporting the company's clinical trials.

General and Administrative

     General and administrative expenses increased $296,000 (32%) to $1,234,000 in the three months ended September 30, 2000 as compared to $938,000 in the three months ended September 30, 1999. This increase is primarily related to greater personnel and related expenses associated with hiring new employees to support the company's increased development activities.

Interest Income, Net

     Interest income, net, increased $2,278,000 (340%) to $2,948,000 in the three months ended September 30, 2000 as compared to $670,000 in the three months ended September 30, 1999. This increase is primarily attributable to increased earnings from higher investment balances resulting from the proceeds of a public equity offering of common stock completed in September and October 1999, and a private placement of stock completed in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

     As of September 30, 2000, we had approximately $172,828,000 in cash, cash equivalents and investments. Net cash used in operating activities of $6,200,000 during the three months ended September 30, 2000 resulted primarily from the net loss for the period and an increase in prepaid expenses and other assets, partially offset by an increase in accounts payable. Net cash used in operating activities of $5,235,000 during the three months ended September 30, 1999 resulted primarily from the net loss for the period and a reduction in accounts payable.

     Net cash used in investing activities of $4,908,000 for the three months ended September 30, 2000 consisted primarily of purchases of investments, net of maturities of investments. Net cash provided by investing activities of $4,505,000 for the three months ended September 30, 1999, consisted primarily of proceeds from maturities of investments, net of purchases of investments.

     Net cash provided by financing activities of $594,000 and $84,081,000 for the three months ended September 30, 2000 and 1999, respectively, primarily consisted of proceeds from the sale of stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the definition of an employee for the purpose of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is generally effective July 1, 2000. The adoption of FIN 44 did not have a material effect on the company's financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earning process. SAB 101, as amended, is effective in the fourth quarter of fiscal 2001. The company does not expect such adoption to have a material effect on its financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material effect on the company's financial statements.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE

     We have incurred significant operating losses since our inception in 1991 and, as of September 30, 2000, had an accumulated deficit of approximately $99.0 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. To date, we have not generated revenue from the commercial sale of our products and do not expect to receive any such revenue in the near future. All revenues to date are primarily from license and milestone payments and, to a lesser extent, funding from one government research grant.

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

     During discussions with Celanese that resulted in termination of the manufacturing and supply agreement, we entered into agreements with three new manufacturers to evaluate their ability to supply us with the components of the texaphyrin-based products. The last of these manufacturers has delivered commercial quantities of drug substance to us, but we cannot yet be certain that this manufacturer will be able to continue to deliver commercial quantities of drug substance on a timely basis. If this manufacturer fails to perform its obligation in a timely fashion, our business could be materially harmed. Due to the addition of alternative manufacturers, we must demonstrate to the FDA the substantial chemical equivalence of the materials produced by these manufacturers to the materials used in our clinical trials to date. Failure to demonstrate chemical equivalence of the material produced by these manufacturers could involve performing additional clinical trials and could have a material adverse effect on our business, financial condition and results of operations. In addition, we are in the process of negotiating commercial-scale supply agreements with the same group of manufacturers, but we cannot be certain that we will be able to successfully negotiate these agreements at all or on commercially acceptable terms.

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

WE LACK MARKETING AND SALES EXPERIENCE

     We currently do not have marketing, sales or distribution experience. Therefore, to service markets in which we have retained sales and marketing rights and in the event that either of our agreements with Alcon or Nycomed is terminated, we must develop a sales force with technical expertise. We have no experience in developing, training or managing a sales force. We will incur substantial additional expenses in developing, training and managing such an organization. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or our direct marketing and sales efforts may be unsuccessful. In addition, we compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against such other companies.

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

     o    competing technological and market developments; and

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

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE

     The market prices for securities of small capitalization biotechnology companies, including ours, have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

     o the results of preclinical testing and clinical trials by us or our competitors;

     o    technological innovations or new therapeutic products;

     o    governmental regulation;

     o    developments in patent or other proprietary rights;

     o    litigation;

     o    public concern as to the safety of products developed by us or others;

     o    comments by securities analysts; and

     o    general market conditions in our industry.

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

     Our ability to commercialize our products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially adversely affect our ability to operate profitably.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

             a. Exhibits
                10.1 Employment agreement, dated July 10, 2000, by and between the Company and Jon R. Wallace
                27   Financial Data Schedule


             b. Reports on Form 8-K
                None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PHARMACYCLICS, INC.
                                   (Registrant)



Dated:  November 9, 2000           By:  /s/ RICHARD A. MILLER, M.D.
                                        --------------------------------------
                                               Richard A. Miller, M.D.
                                        President and Chief Executive Officer


Dated:  November 9, 2000           By:  /s/  LEIV LEA
                                        -------------------------------------
                                                        Leiv Lea
                                             Vice President, Finance and
                                                  Administration and
                                               Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit #           Description
---------           -----------
10.1                Employment agreement, dated July 10, 2000, by and between
                    the Company and Jon R. Wallace

27.1                Financial Data Schedule