Form 10-Q
period 2000-12-31
PHARMACYCLICS INC
filed 2001-02-13
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number: 0-27066

PHARMACYCLICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3148201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

995 E. Arques Avenue
Sunnyvale, California    94085
(Address of principal executive offices including zip code)

(408) 774-0330
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of January 31, 2001, there were 16,084,804 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

PHARMACYCLICS, INC.
TABLE OF CONTENTS

PHARMACYCLICS® , the "pentadentate" logo, XCYTRIN® , ANTRIN® , and LUTRIN® , are registered U.S. trademarks; OPTRIN™ is a trademark of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

PHARMACYCLICS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                      December 31,   June 30,
                                                          2000         2000
                                                      -----------  -----------
ASSETS
   Current assets:
     Cash and cash equivalents ..................... $    53,587  $    43,536
     Short-term marketable investments .............      75,552       65,174
     Accounts and other receivables ................         189           15
     Prepaid expenses and other current assets .....       2,902        2,925
                                                      -----------  -----------
          Total current assets .....................     132,230      111,650
   Long-term marketable investments ................      37,193       69,537
   Property and equipment, net .....................       4,330        3,796
   Other assets ....................................         290          140
                                                      -----------  -----------
                                                     $   174,043  $   185,123
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable .............................. $     5,518  $     2,851
     Accrued liabilities ...........................         869          764
     Current portion of capital lease obligations ..          14           59
                                                      -----------  -----------
          Total current liabilities ................       6,401        3,674
   Deferred rent ...................................          26           35
                                                      -----------  -----------
          Total liabilities ........................       6,427        3,709
                                                      -----------  -----------
   Stockholders' equity:
     Preferred stock ...............................          --           --
     Common stock ..................................           2            2
     Additional paid-in capital ....................     274,584      272,685
     Deferred stock compensation ...................        (658)          --
     Accumulated other comprehensive income (loss) .         547         (506)
     Deficit accumulated during development stage ..    (106,859)     (90,767)
                                                      -----------  -----------
         Total stockholders' equity ................     167,616      181,414
                                                      -----------  -----------
                                                     $   174,043  $   185,123
                                                      ===========  ===========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                            Three Months Ended   Six Months Ended
                                                December 31,        December 31,
                                           ------------------  ------------------
                                             2000      1999      2000      1999
                                           --------  --------  --------  --------
Revenues:
     License and grant revenues ......... $     --  $  1,000  $     --  $  1,000
     Contract revenue ...................      229       168       339       303
                                           --------  --------  --------  --------
       Total revenues ...................      229     1,168       339     1,303
                                           --------  --------  --------  --------
Operating expenses:
     Research and development ...........    9,159     7,458    19,198    10,967
     Marketing, general and
        administrative ..................    1,626       996     2,860     1,934
                                           --------  --------  --------  --------
       Total operating expenses .........   10,785     8,454    22,058    12,901
                                           --------  --------  --------  --------
Loss from operations ....................  (10,556)   (7,286)  (21,719)  (11,598)
Interest and other income (expense), net     2,679     1,879     5,627     2,549
                                           --------  --------  --------  --------
Net loss ................................ $ (7,877) $ (5,407) $(16,092) $ (9,049)
                                           ========  ========  ========  ========
Basic and diluted net loss per
    share (Note 2) ...................... $  (0.49) $  (0.36) $  (1.00) $  (0.65)
                                           ========  ========  ========  ========
Shares used to compute basic and
    diluted net loss per share ..........   16,062    15,072    16,047    13,831
                                           ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                     Six Months Ended
                                                                       December 31,
                                                                   --------------------
                                                                      2000       1999
                                                                   ---------  ---------
Cash flows from operating activities:
Net loss ........................................................ $ (16,092) $  (9,049)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization ................................       667        563
   Stock compensation expense ...................................        86         44
   Loss on sale of investments ..................................       135        --
   Changes in assets and liabilities:
      Accounts and other receivables ............................      (174)       239
      Prepaid expenses and other assets .........................      (127)      (662)
      Accounts payable ..........................................     2,667     (1,825)
      Accrued liabilities .......................................       105       (260)
      Deferred rent .............................................        (9)        27
                                                                   ---------  ---------
Net cash used in operating activities ...........................   (12,742)   (10,923)
                                                                   ---------  ---------
Cash flows from investing activities:
   Purchases of property and equipment ..........................    (1,201)      (164)
   Purchases of marketable investments ..........................   (16,623)   (56,064)
   Proceeds from maturities and sales of marketable investments .    39,507     27,704
                                                                   ---------  ---------
Net cash provided by (used in) investing activities .............    21,683    (28,524)
                                                                   ---------  ---------
Cash flows from financing activities:
   Payments under capital lease obligations .....................       (45)      (111)
   Proceeds from sale of stock ..................................     1,155     96,792
                                                                   ---------  ---------
Net cash provided by financing activities .......................     1,110     96,681
                                                                   ---------  ---------
Net increase in cash and cash equivalents .......................    10,051     57,234
Cash and cash equivalents at the beginning of the period ........    43,536      3,930
                                                                   ---------  ---------
Cash and cash equivalents at the end of the period .............. $  53,587  $  61,164
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

The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2001 or for any other future period.

Revenue Recognition

License fees are recognized as revenue when earned over the period of the arrangement, as evidenced by achievement of the specified milestones and the absence of any ongoing performance obligation. Contract revenue is recognized as earned, primarily based on costs incurred to total estimated costs at completion, pursuant to the terms of each agreement. License and contract revenues are not subject to repayment. Any amounts received in advance of performance are recorded as deferred revenue.

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

Cash Equivalents and Investments

All highly liquid investments purchased with an original maturity date of three months or less are considered to be cash equivalents. The company has classified all its investments as "available-for- sale." Unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). Gains and losses on securities sold are recorded based on the specific identification method and are included in interest and other income (expense), net in the statements of operations.

Note 2 - Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Options and warrants to purchase 2,603,239 and 1,939,646 shares of common stock were outstanding at December 31, 2000 and 1999, respectively. However, such amounts have been excluded from the computation of dilutive earnings per share because their effect is anti- dilutive.

Note 3 - Equity

In March 2000, the company sold 820,000 shares of its common stock at $73.25 per share resulting in net cash proceeds of approximately $57,600,000. In September and October 1999, the company sold a total of 2,645,000 shares of its common stock at $38.75 per share which resulted in net proceeds to the company of approximately $96,200,000.

Note 4 - Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities which are excluded from the results of operations.

The company's total comprehensive losses were as follows (in thousands):

                                       Three Months Ended     Six Months Ended
                                           December 31,          December 31,
                                      --------------------  --------------------
                                        2000       1999       2000       1999
                                      ---------  ---------  ---------  ---------
Net loss ........................... $  (7,877) $  (5,407) $ (16,092) $  (9,049)
Change in net unrealized gains on
  available-for-sale securities ....       520       (231)     1,053       (213)
                                      ---------  ---------  ---------  ---------
Comprehensive net loss ............. $  (7,357) $  (5,638) $ (15,039) $  (9,262)
                                      =========  =========  =========  =========

Note 5 - Recent Accounting Pronouncement

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earning process. SAB 101, as amended, is effective in the fourth quarter of fiscal 2001. The company does not expect the adoption of SAB 101 to have a material effect on its financial statements.

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

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and retinal disease. We are conducting a multicenter international Phase III clinical trial of XCYTRIN® (motexafin gadolinium) Injection to improve the efficacy of radiation therapy of tumors that have spread to the brain resulting from a variety of cancers, including those of the lung and breast. We plan to enroll approximately 425 adult patients in this study. As of January 31, 2001, the study had enrolled over 400 patients. We are conducting a Phase IIb clinical trial for LUTRIN® (motexafin lutetium) Injection as a photosensitizer for use in the photodynamic therapy of patients with recurrent breast cancers to the chest wall that have failed standard therapies. Through our Cooperative Research and Development Agreement, the National Cancer Institute is conducting Phase I trials of XCYTRIN for treatment of both primary adult and pediatric brain tumors, pancreatic cancer and lung cancer and of LUTRIN for prostate cancer. The National Cancer Institute also intends to conduct several additional Phase I clinical trials of XCYTRIN and LUTRIN, each for a variety of additional cancer indications. We are now conducting a multicenter randomized Phase II clinical trial with ANTRIN® (motexafin lutetium) Injection photoangioplasty for treatment of patients with peripheral arterial disease and a Phase I trial for treatment of coronary artery disease. In addition, Alcon is conducting a Phase II clinical trial with OPTRIN™ (motexafin lutetium) Injection for the photodynamic therapy of patients with a degenerative disease of the retina caused by growths of small blood vessels in the retina known as age-related macular degeneration. Alcon is conducting this trial under a 1997 evaluation and license agreement that gave Alcon the right to conduct worldwide development, marketing and sales of OPTRIN for ophthalmology indications. Also in 1997, we entered into a collaborative agreement with Nycomed to sell and market LUTRIN for cancer therapy outside the United States, Canada and Japan.

To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales, and we do not expect to receive product revenues for at least the next several years. We have incurred significant operating losses since our inception in 1991 and, as of December 31, 2000, had an accumulated deficit of approximately $106.9 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

Results of Operations

Revenues

Revenues were $229,000 for the three months ended December 31, 2000, compared to $1,168,000 for the three months ended December 31, 1999. The revenue decrease in fiscal 2001 was primarily related to the recognition, in the prior fiscal year, of a non-refundable milestone payment from Alcon in connection with their continuing clinical development of OPTRIN. Revenues for the six month period ended December 31, 2000 were $339,000, compared to $1,303,000 in the comparable fiscal 2000 period.

Research and Development

Research and development expenses for the three months ended December 31, 2000, were $9,159,000, compared to $7,458,000 for the three months ended December 31, 1999, which represents a 22.8% increase. The increase was due primarily to increased clinical trial and personnel costs associated with supporting the company's clinical trials. These cost increases were partially offset by reduced drug purchase costs. Drug purchase costs have declined with the completion of large scale manufacturing capability. Our contract manufacturers have produced enough XCYTRIN to treat more than 20,000 patients, once XCYTRIN has been approved by the FDA. Until the commercial viability of XCYTRIN has been demonstrated and the necessary regulatory approvals received, all XCYTRIN purchases are charged to research and development expense.

For the six months ended December 31, 2000 and 1999, research and development expenses were $19,198,000 and $10,967,000, respectively. Expenses in the six months ended December 31, 1999 were reduced by a credit of $3,540,000 associated with the termination of our manufacturing development and supply agreement with Celanese, Ltd. Pursuant to the termination agreement, Celanese assigned to us all rights, title and interest in the manufacturing technology and intellectual property for the Company's texaphyrin-based products and agreed to make a cash payment to the Company of $750,000. The termination agreement also relieved us of all obligations to pay Celanese for shared development costs incurred prior to termination of the Agreement. As of June 30, 1999, we had accrued $2,790,000 associated with such costs. Excluding the impact of the Celanese termination agreement, research and development expenses increased $4,691,000, (32.3%), to $19,198,000 for the six months ended December 31, 2000 compared to $14,507,000 for the six months ended December 31, 1999. The increase was due primarily to increased clinical trial and personnel costs associated with supporting the company's clinical trials. We expect research and development spending to increase further over the next several years as product development, clinical trials and core research efforts continue to expand.

Marketing, General and Administrative

Marketing, general and administrative expenses for the three months ended December 31, 2000 were $1,626,000, compared to $996,000 for the three months ended December 31, 1999, which represents a 63.3% increase. For the six months ended December 31, 2000 and 1999, marketing, general and administrative expenses were $2,860,000 and $1,934,000, respectively, an increase of 47.9%. The increase in both periods was primarily related to greater spending associated with building awareness of our XCYTRIN product among physicians and higher personnel costs needed to support our growth.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $2,679,000 and $1,879,000 for the three months ended December 31, 2000 and 1999, respectively, an increase of 42.6%. For the six months ended December 31, 2000 and 1999, interest and other income, net was $5,627,000 and $2,549,000, respectively, an increase of 20.8%. The increases were primarily attributable to increased earnings from higher investment balances resulting from the proceeds of a public equity offering of our common stock completed in September and October 1999, and a private placement of common stock completed in March 2000.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

As of December 31, 2000, we had approximately $166,332,000 in cash, cash equivalents and investments. Net cash used in operating activities of $12,742,000 during the six months ended December 31, 2000 resulted primarily from the net loss for the period, partially offset by an increase in accounts payable. Net cash used in operating activities of $10,923,000 during the six months ended December 31, 1999 resulted primarily from the net loss for the period and an increase in accounts payable.

Cash provided by investing activities of $21,683,000 for the six months ended December 31, 2000, consisted primarily of proceeds of maturities and sales of investments, net of purchases of investments. Cash used in investing activities of $28,524,000 for the six months ended December 31, 1999 consisted primarily of purchases of investments, net of proceeds of maturities of investments.

Net cash provided by financing activities of $1,110,000 and $96,681,000 for the six months ended December 31, 2000 and 1999, respectively, primarily consisted of proceeds from the sale of common stock.

Based on the current status of our product development and commercialization plans, we believe cash, cash equivalents and short and long- term investments will be adequate to satisfy our capital needs through at least the calendar year 2002. However, our actual capital requirements will depend on many factors, including: the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward- looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations.

Recent Accounting Pronouncement

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earning process. SAB 101, as amended, is effective in the fourth quarter of fiscal 2001. The company does not expect the adoption of SAB 101 to have a material effect on its financial statements.

Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years.

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

Additionally, demands on our clinical staff have been increasing and we expect they will continue to increase as a result of later- stage clinical trials of our products in development and our monitoring of additional clinical trials. We may fail to effectively oversee and monitor these many simultaneous clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled. Even if we are able to submit a new drug application as scheduled, the Food and Drug Administration may not clear our application in a timely manner or may deny the application entirely.

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1991 and, as of December 31, 2000, had an accumulated deficit of approximately $106.9 million. We expect to continue to incur significant operating losses over the next several years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. To date, we have not generated revenue from the commercial sale of our products and do not expect to receive any such revenue in the near future. All revenues to date are primarily from license and milestone payments and, to a lesser extent, funding from one government research grant.

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

  failure to obtain or maintain requisite governmental approvals;

  failure to obtain approvals of clinically intended uses of our products under development; or

  identification of serious and unanticipated adverse side effects in our products under development.

Manufacturers of drugs also must comply with the applicable FDA good manufacturing practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. We or our present or future suppliers may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. We have not been subject to a GMP inspection by the FDA. We may be subject to delays in commercializing our products for photodynamic therapies due to delays in approvals of the third- party light sources required for these products.

Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will harm our business

Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

  the receipt of regulatory approvals for the uses that we are studying;

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

We also depend upon the National Cancer Institute for the sponsoring and funding of certain of the clinical trials of our XCYTRIN radiation enhancer and LUTRIN photosensitizer products in development. We cannot be certain that the National Cancer Institute will enlist support for all such trials or that it will continue the funding of these trials. If the National Cancer Institute did not support such trials, we may have to fund the continuation of such trials ourselves or reduce the number of disease indications in our clinical trials.

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

During discussions with Celanese that resulted in termination of the manufacturing and supply agreement, we entered into agreements with three new manufacturers to evaluate their ability to supply us with the components of the texaphyrin-based products. These three manufacturers have completed delivery of commercial quantities of XCYTRIN drug substance to us in accordance with the agreements. Due to the addition of alternative manufacturers, we must demonstrate to the FDA the substantial equivalence of the materials produced by these manufacturers to the materials used in our clinical trials to date. Failure to demonstrate equivalence of the material produced by these manufacturers could involve performing additional clinical trials and could have a material adverse effect on our business, financial condition and results of operations. We have entered into commercial supply agreements with two of the three manufacturers and are negotiating a supply agreement with the third manufacturer. We cannot be certain that we will be able to successfully negotiate this third supply agreement at all or on commercially acceptable terms.

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

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs through at least calendar year 2002. However, our actual capital requirements will depend on many factors, including:

  continued progress of our research and development programs;

  our ability to establish additional collaborative arrangements;

  changes in our existing collaborative relationships;

  progress with preclinical studies and clinical trials;

  the time and costs involved in obtaining regulatory clearance;

  the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

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

  technological innovations or new therapeutic products;

  governmental regulation;

  developments in patent or other proprietary rights;

  litigation;

  public concern as to the safety of products developed by us or others;

  comments by securities analysts; and

  general market conditions in our industry.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On December 7, 2000, at the Company's 2000 Annual Meeting of Stockholders, the following matters were submitted and voted on by stockholders and were adopted:

  The election of Phyllis I. Gardner, M.D., Miles R. Gilburne, Richard M. Levy, Ph.D., Richard A. Miller, M.D., William R. Rohn and Craig C. Taylor by the stockholders to serve on the Board of Directors.

  The results of the vote are as follows:

	Total Vote for Each Director	Total Vote Withheld from Each Director
Phyllis I. Gardner, M.D.	12,939,582	64,313
Miles R. Gilburne	12,940,118	63,777
Richard M. Levy, Ph.D.	12,935,763	68,132
Richard A. Miller, M.D.	12,940,282	63,613
William R. Rohn	12,935,699	68,196
Craig C. Taylor	12,939,682	64,213
  The amendment of the Company's 1995 Stock Option Plan in order to increase the total number of shares of common stock authorized for issuance over the term of the Plan by an additional 600,000 shares.

  The results of the vote are as follows:

For	Against	Abstain
8,543,520	4,449,623	10,752
  The amendment of the Company's Non-Employee Directors Stock Option Plan (the "Directors Option Plan") in order to increase the total number of shares of common stock authorized for issuance over the term of the Directors Option Plan by an additional 50,000 shares.

  The results of the vote are as follows:

For	Against	Abstain
10,728,385	2,263,516	11,994
  The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 30, 2001.

  The results of the vote are as follows:

For	Against	Abstain
12,996,907	33,273	3,715

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

    Exhibits
Exhibit No.	Exhibit Description
10.1+	Supply Agreement dated December 11, 2000, by and between Dixie Chemical Company and the Registrant
10.2+	Supply Agreement dated December 18, 2000, by and between Lonza, AG and the Registrant

    + Confidential treatment has been requested for certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

    Reports on Form 8-K

    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACYCLICS, INC.

(Registrant)

Dated: February 12, 2001

By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: February 12, 2001

By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
10.1+	Supply Agreement dated December 11, 2000, by and between Dixie Chemical Company and the Registrant
10.2+	Supply Agreement dated December 18, 2000, by and between Lonza, AG and the Registrant

+ Confidential treatment has been requested for certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.