Form 10-Q
period 2001-03-31
PHARMACYCLICS INC
filed 2001-05-14
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number: 0-27066

PHARMACYCLICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3148201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

995 E. Arques Avenue
Sunnyvale, California    94085-4521
(Address of principal executive offices including zip code)

(408) 774-0330
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of April 30, 2001, there were 16,107,156 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

PHARMACYCLICS, INC.
Form 10-Q TABLE OF CONTENTS

PHARMACYCLICS® , the "pentadentate" logo , XCYTRIN® , ANTRIN® , and LUTRIN® , are registered U.S. trademarks; OPTRIN™ is a trademark of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

PHARMACYCLICS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                                 March 31,   June 30,
                                                                  2001         2000
                                                              -----------  -----------
ASSETS
   Current assets:
     Cash and cash equivalents ............................. $    52,134  $    43,536
     Short-term marketable investments .....................      82,835       65,174
     Accounts and other receivables ........................          37           15
     Prepaid expenses and other current assets .............       2,925        2,925
                                                              -----------  -----------
          Total current assets .............................     137,931      111,650
   Long-term marketable investments ........................      23,359       69,537
   Property and equipment, net .............................       4,619        3,796
   Other assets ............................................         725          140
                                                              -----------  -----------
                                                             $   166,634  $   185,123
                                                              ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable ...................................... $     2,749  $     2,851
     Accrued liabilities ...................................       1,581          764
     Capital lease obligations .............................           5           59
                                                              -----------  -----------
          Total current liabilities ........................       4,335        3,674
   Deferred rent ...........................................          19           35
                                                              -----------  -----------
          Total liabilities ................................       4,354        3,709
                                                              -----------  -----------
   Stockholders' equity:
     Preferred stock .......................................          --           --
     Common stock ..........................................           2            2
     Additional paid-in capital ............................     274,884      272,685
     Deferred stock compensation ...........................        (263)          --
     Accumulated other comprehensive income (loss) .........       1,155         (506)
     Deficit accumulated during development stage ..........    (113,498)     (90,767)
                                                              -----------  -----------
         Total stockholders' equity ........................     162,280      181,414
                                                              -----------  -----------
                                                             $   166,634  $   185,123
                                                              ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                            Three Months Ended   Nine Months Ended
                                                March 31,           March 31,
                                           ------------------  ------------------
                                             2001      2000      2001      2000
                                           --------  --------  --------  --------
Revenues:
     License and milestone revenues ..... $      -- $      -- $      -- $  1,000
     Contract revenue ...................       70       125       409       428
                                           --------  --------  --------  --------
       Total revenues ...................       70       125       409     1,428
                                           --------  --------  --------  --------
Operating expenses:
     Research and development ...........    7,640     8,512    26,838    19,479
     Marketing, general and
        administrative ..................    1,663     1,084     4,523     3,018
                                           --------  --------  --------  --------
       Total operating expenses .........    9,303     9,596    31,361    22,497
                                           --------  --------  --------  --------
Loss from operations ....................   (9,233)   (9,471)  (30,952)  (21,069)
Interest and other income, net ..........    2,594     2,220     8,221     4,769
                                           --------  --------  --------  --------
Net loss ................................ $ (6,639) $ (7,251) $(22,731) $(16,300)
                                           ========  ========  ========  ========

Basic and diluted net loss per
    share (Note 2) ...................... $  (0.41) $  (0.47) $  (1.42) $  (1.14)
                                           ========  ========  ========  ========
Shares used to compute basic and
    diluted net loss per share ..........   16,093    15,342    16,062    14,309
                                           ========  ========  ========  ========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                     Nine Months Ended
                                                                         March 31,
                                                                   --------------------
                                                                      2001       2000
                                                                   ---------  ---------
Cash flows from operating activities:
Net loss ........................................................ $ (22,731) $ (16,300)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization ................................     1,068        861
   Stock compensation expense ...................................       234         66
   Loss on sale of investments ..................................       124          --
   Changes in assets and liabilities:
      Accounts and other receivables ............................       (22)       118
      Prepaid expenses and other assets .........................      (585)    (1,406)
      Accounts payable ..........................................      (102)      (839)
      Accrued liabilities .......................................       817        207
      Deferred rent .............................................       (16)        23
                                                                   ---------  ---------
Net cash used in operating activities ...........................   (21,213)   (17,270)
                                                                   ---------  ---------
Cash flows from investing activities:
   Purchases of property and equipment ..........................    (1,891)    (1,076)
   Purchases of marketable investments ..........................   (30,132)  (114,756)
   Proceeds from maturities and sales of marketable investments .    60,186     39,456
                                                                   ---------  ---------
Net cash provided by (used in) investing activities .............    28,163    (76,376)
                                                                   ---------  ---------
Cash flows from financing activities:
   Payments under capital lease obligations .....................       (54)      (167)
   Proceeds from sale of stock ..................................     1,702    154,761
                                                                   ---------  ---------
Net cash provided by financing activities .......................     1,648    154,594
                                                                   ---------  ---------
Net increase in cash and cash equivalents .......................     8,598     60,948
Cash and cash equivalents at the beginning of the period ........    43,536      3,930
                                                                   ---------  ---------
Cash and cash equivalents at the end of the period .............. $  52,134  $  64,878
                                                                   =========  =========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

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

The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2001 or for any other future period.

Revenue Recognition

License and milestone fees are recognized as revenue when earned over the period of the arrangement, as evidenced by achievement of the specified milestones and the absence of any ongoing performance obligation. Contract revenue is recognized as earned, primarily based on costs incurred to total estimated costs at completion, pursuant to the terms of each agreement. License and contract revenues are not subject to repayment. Any amounts received in advance of performance are recorded as deferred revenue.

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

Cash Equivalents and Investments

All highly liquid investments purchased with an original maturity date of three months or less are considered to be cash equivalents. The company has classified all its investments as "available-for-sale." Unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). Gains and losses on securities sold are recorded based on the specific identification method and are included in interest and other income, net in the statements of operations.

Note 2 - Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Options and warrants to purchase 2,681,477 and 2,101,274 shares of common stock were outstanding at March 31, 2001 and 2000, respectively. However, such amounts have been excluded from the computation of diluted net loss per share because their effect is anti-dilutive.

Note 3 - Equity

In March 2000, the company sold 820,000 shares of its common stock at $73.25 per share resulting in net cash proceeds of approximately $57,600,000. In September and October 1999, the company sold a total of 2,645,000 shares of its common stock at $38.75 per share which resulted in net proceeds to the company of approximately $96,200,000.

Note 4 - Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized gains (losses) on available-for-sale investments which are excluded from the results of operations.

The company's total comprehensive losses were as follows (in thousands):

                                       Three Months Ended     Nine Months Ended
                                           March 31,             March 31,
                                      --------------------  --------------------
                                        2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Net loss ........................... $  (6,639) $  (7,251) $ (22,731) $ (16,300)
Change in net unrealized gains and
  losses on available-for-sale
  investments ......................       608       (203)     1,661       (416)
                                      ---------  ---------  ---------  ---------
Comprehensive net loss ............. $  (6,031) $  (7,454) $ (21,070) $ (16,716)
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

Note 6 - Subsequent Events

On May 2, 2001 the company and Nycomed Amersham plc terminated their collaborative agreement to sell and market LUTRIN® for cancer therapy outside the United States, Canada and Japan. Pursuant to the termination agreement, Pharmacyclics reacquired all its rights from Nycomed to develop and market LUTRIN and Nycomed agreed to make a termination payment to Pharmacyclics of $2,750,000. The termination payment will be recorded as revenue in the fourth quarter of fiscal 2001.

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

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and retinal disease. We are conducting a multicenter international Phase III clinical trial of XCYTRIN® (motexafin gadolinium) Injection to improve the efficacy of radiation therapy of tumors that have spread to the brain resulting from a variety of cancers, including those of the lung and breast. We have completed patient enrollment in this study and expect to be able to announce a top-line analysis of the results by the end of calendar year 2001. We are conducting a multicenter Phase II trial with XCYTRIN for the treatment of glioblastoma multiforme, a malignant primary brain tumor. We are conducting a Phase IIb clinical trial for LUTRIN (motexafin lutetium) Injection as a photosensitizer for use in the photodynamic therapy of patients with recurrent breast cancers to the chest wall that have failed standard therapies. Through our Cooperative Research and Development Agreement, the National Cancer Institute is conducting Phase I trials of XCYTRIN for treatment of both primary adult and pediatric brain tumors, pancreatic cancer and lung cancer and of LUTRIN for prostate cancer and cervical cancer. The National Cancer Institute also intends to conduct several additional Phase I clinical trials of XCYTRIN and LUTRIN, each for a variety of additional cancer indications. We are now conducting a multicenter randomized Phase II clinical trial with ANTRIN® (motexafin lutetium) Injection photoangioplasty for treatment of patients with peripheral arterial disease and a Phase I trial for treatment of coronary artery disease. In addition, Alcon is conducting a Phase II clinical trial with OPTRIN™ (motexafin lutetium) Injection for the photodynamic therapy of patients with a degenerative disease of the retina caused by growths of small blood vessels in the retina known as age-related macular degeneration. Alcon is conducting this trial under a 1997 evaluation and license agreement that gave Alcon the right to conduct worldwide development, marketing and sales of OPTRIN for ophthalmology indications.

To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales, and we do not expect to receive product revenues for the next few years. We have incurred significant operating losses since our inception in 1991 and, as of March 31, 2001, had an accumulated deficit of approximately $113.5 million. We expect to continue to incur significant operating losses over the next few years as we continue to incur increasing research and development costs, in addition to costs related to clinical trials and manufacturing activities. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

Results of Operations

Revenues

Revenues were $70,000 for the three months ended March 31, 2001, compared to $125,000 for the three months ended March 31, 2000. The revenue decrease in fiscal 2001 was primarily related to lower contract revenue associated with the development of LUTRIN. On May 2, 2001 the company and Nycomed Amersham plc terminated their collaborative agreement to sell and market LUTRIN for cancer therapy outside the United States, Canada and Japan. Pursuant to the termination agreement, Pharmacyclics reacquired all its rights from Nycomed to develop and market LUTRIN and Nycomed agreed to make a termination payment to Pharmacyclics of $2,750,000. The termination payment will be recorded as revenue in the fourth quarter of fiscal 2001. Revenues for the nine month period ended March 31, 2001 were $409,000, compared to $1,428,000 in the comparable fiscal 2000 period. The revenue decrease in fiscal 2001 was primarily related to the recognition in the prior fiscal year of a non-refundable milestone payment from Alcon in connection with the continuing development of OPTRIN.

Research and Development

Research and development expenses for the three months ended March 31, 2001, were $7,640,000, compared to $8,512,000 for the three months ended March 31, 2000, which represents a 10.2% decrease. The decrease was due primarily to reduced drug purchase costs, partially offset by greater personnel costs associated with supporting the company's clinical trials. Drug purchase costs have declined with the completion of large scale manufacturing capability. Our contract manufacturers have produced enough XCYTRIN to treat more than 20,000 patients, once XCYTRIN has been approved by the FDA. Until the commercial viability of XCYTRIN has been demonstrated and the necessary regulatory approvals received, all XCYTRIN purchases are charged to research and development expense.

For the nine months ended March 31, 2001 and 2000, research and development expenses were $26,838,000 and $19,479,000, respectively. Expenses in the nine months ended December 31, 2000 were reduced by a credit of $3,540,000 associated with the termination of our manufacturing development and supply agreement with Celanese, Ltd. Pursuant to the termination agreement, Celanese assigned to us all rights, title and interest in the manufacturing technology and intellectual property for the company's texaphyrin-based products and agreed to make a cash payment to the company of $750,000. The termination agreement also relieved us of all obligations to pay Celanese for shared development costs incurred prior to termination of the Agreement. As of June 30, 1999, we had accrued $2,790,000 associated with such costs. Excluding the impact of the Celanese termination agreement, research and development expenses increased $3,819,000, (16.6%), to $26,838,000 for the nine months ended March 31, 2001 compared to $23,019,000 for the nine months ended March 31, 2000. The increase was due primarily to increased clinical trial and personnel costs associated with supporting the company's clinical trials. We expect research and development spending to increase further over the next several years as product development, clinical trials and core research efforts continue to expand.

Marketing, General and Administrative

Marketing, general and administrative expenses for the three months ended March 31, 2001 were $1,663,000, compared to $1,084,000 for the three months ended March 31, 2000, which represents a 53.4% increase. For the nine months ended March 31, 2001 and 2000, marketing, general and administrative expenses were $4,523,000 and $3,018,000, respectively, an increase of 49.9%. The increase in both periods was primarily related to greater spending associated with building awareness of our XCYTRIN product among physicians and higher personnel costs needed to support our growth.

Interest and Other Income, Net

Interest and other income, net was $2,594,000 and $2,220,000 for the three months ended March 31, 2001 and 2000, respectively, an increase of 16.8%. For the nine months ended March 31, 2001 and 2000, interest and other income, net was $8,221,000 and $4,769,000, respectively, an increase of 72.4%. The increases were primarily attributable to increased earnings from higher investment balances resulting from the proceeds of a public equity offering of our common stock completed in September and October 1999, and a private placement of common stock completed in March 2000.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

As of March 31, 2001, we had approximately $158,328,000 in cash, cash equivalents and investments. Net cash used in operating activities of $21,213,000 during the nine months ended March 31, 2001 resulted primarily from the net loss for the period and an increase in prepaid expenses and other assets, partially offset by depreciation and amortization and an increase in accrued liabilities. Net cash used in operating activities of $17,270,000 during the nine months ended March 31, 2000 resulted primarily from the net loss for the period, an increase in prepaid expenses and other assets and a decrease in accounts payable.

Cash provided by investing activities of $28,163,000 for the nine months ended March 31, 2001, consisted primarily of proceeds of maturities and sales of investments, net of purchases of investments. Cash used in investing activities of $76,376,000 for the nine months ended March 31, 2000 consisted primarily of purchases of investments, net of proceeds of maturities of investments.

Net cash provided by financing activities of $1,648,000 and $154,594,000 for the nine months ended March 31, 2001 and 2000, respectively, primarily consisted of proceeds from sales of common stock.

Based on the current status of our product development and commercialization plans, we believe cash, cash equivalents and short and long-term investments will be adequate to satisfy our capital needs through at least the calendar year 2002. However, our actual capital requirements will depend on many factors, including: the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

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

Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2001 would have potentially incurred a loss of $578,000.

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1991 and, as of March 31, 2001, had an accumulated deficit of approximately $113.5 million. We expect to continue to incur significant operating losses over the next few years as we continue to incur increasing costs for research and development, clinical trials and manufacturing. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. To date, we have not generated revenue from the commercial sale of our products and do not expect to receive any such revenue for the next few years. All revenues to date are primarily from license, milestone and contract research payments and, to a lesser extent, funding from one government research grant.

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

We may fail to adequately protect or enforce our intellectual property rights or secure rights to third-party patents

A number of third-party patent applications have been published, and some have issued, relating to biometallic and expanded porphyrin chemistries. It is likely that competitors and other third parties have and will continue to file applications for and receive patents relating to similar or even the same compositions, methods or designs as those of our products. If any third- party patent claims are asserted against the company's products and are upheld as valid and infringed, we could be prevented from practicing the subject matter claimed in such patents, require license(s) or have to redesign our products or processes to avoid infringement. Such licenses may not be available or, if available, may not be on terms acceptable to us. Alternatively, we may be unsuccessful in any attempt to redesign our products or processes to avoid infringement. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to the company, and diversion of our efforts.

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

We rely heavily on third parties

We currently depend heavily and will depend heavily in the future on third parties for support in product development, manufacturing, marketing and distribution. In the field of retinal degeneration, we depend on Alcon for preclinical and clinical studies, regulatory filings and sales and marketing of OPTRIN for ophthalmology uses worldwide. Alcon may terminate their agreement with us at their election. We cannot be certain that Alcon will fulfill their obligations in a manner that maximizes our revenues.

We also depend upon the National Cancer Institute for the sponsoring and funding of certain of the clinical trials of our XCYTRIN and LUTRIN products in development. We cannot be certain that the National Cancer Institute will enlist support for all such trials or that it will continue the funding of these trials. If the National Cancer Institute did not support such trials, we may have to fund the continuation of such trials ourselves or reduce the number of disease indications in our clinical trials.

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

During discussions with Celanese that resulted in termination of the manufacturing and supply agreement, we entered into agreements with three new manufacturers to evaluate their ability to supply us with the components of the texaphyrin- based products. These three manufacturers have completed delivery of commercial quantities of XCYTRIN drug substance to us in accordance with the agreements. Due to the addition of alternative manufacturers, we must demonstrate to the FDA the substantial equivalence of the materials produced by these manufacturers to the materials used in our clinical trials to date. Failure to demonstrate equivalence of the material produced by these manufacturers could involve performing additional clinical trials and could have a material adverse effect on our business, financial condition and results of operations. We have entered into commercial supply agreements with two of the three manufacturers and are negotiating a supply agreement with the third manufacturer. We cannot be certain that we will be able to successfully negotiate this third supply agreement at all or on commercially acceptable terms.

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

We lack marketing and sales experience

We currently do not have marketing, sales or distribution experience. Therefore, to service markets in which we have retained sales and marketing rights and in the event that our agreement with Alcon is terminated, we must develop a sales force with technical expertise. We have no experience in developing, training or managing a sales force. We will incur substantial additional expenses in developing, training and managing such an organization. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or our direct marketing and sales efforts may be unsuccessful. In addition, we compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against such other companies.

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

We believe that our cash, cash equivalents and investments will be adequate to satisfy our capital needs through at least calendar year 2002. However, our actual capital requirements will depend on many factors, including:

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

    Exhibits

    None

    Reports on Form 8-K

    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, (the"Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACYCLICS, INC.

(Registrant)

Dated: May 14, 2001

By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: May 14, 2001

By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer