Form 10-K405
period 2001-06-30
PHARMACYCLICS INC
filed 2001-09-14
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission File Number: 0-27066

PHARMACYCLICS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3148201
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

995 E. Arques Avenue
Sunnyvale, California    94085-4521
(Address of Principal Executive Offices including Zip Code)

(408) 774-0330
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 2001, was approximately $194,967,000 based on the closing price of the Common Stock of the Registrant as reported on the NASDAQ National Market on such date. The number of outstanding shares of the Registrant's Common Stock as of August 31, 2001 was 16,123,287.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following document are incorporated by reference into Part III of this Form 10-K: the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders scheduled to be held on October 31, 2001.

PHARMACYCLICS, INC.

2001 ANNUAL REPORT ON FORM 10-K

INDEX

PHARMACYCLICS®, the Pentadentate Logo® , XCYTRIN®, ANTRIN® and LUTRIN® are registered U.S. trademarks; OPTRIN™ is a trademark of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

Part I

Item 1.   Business

We are a pharmaceutical company developing products to improve upon current therapeutic approaches to the treatment of cancer, atherosclerosis and retinal disease. We use our expertise in the chemistry of porphyrin-like biomolecules to develop patented compounds called texaphyrins. Texaphyrins are a new class of molecules that are rationally designed to accumulate in diseased cells and disrupt energy metabolism. When injected into the bloodstream, these molecules selectively accumulate in tumor growths, in the diseased portions of major blood vessels and in small blood vessel growths in the retina. When the cells are exposed to various treatments, such as radiation therapy, chemotherapy or photodynamic therapy, texaphyrins become activated and are capable of destroying diseased tissue with minimal damage to surrounding healthy cells. Our lead texaphyrin-based product candidates are:

  XCYTRIN®, a molecule to treat cancer by increasing tumor responsiveness to radiation and chemotherapy;
  LUTRIN®, a molecule for use in photodynamic therapy of cancer;
  ANTRIN®, a molecule to treat atherosclerosis via photoangioplasty; and
  OPTRIN™, a molecule to treat age-related macular degeneration, a disease of the retina caused by growth of small blood vessels, which can lead to blindness.

Our technology is based upon our expertise in developing biologically active engineered porphyrin molecules that disrupt cellular bioenergetics and are capable of being activated by energy. In nature, a class of molecules called porphyrins, including heme found in hemoglobin and chlorophyll found in plants, is found in tissues or organs responsible for energy production, metabolism or transport functions. Our texaphyrins, which are synthetic, expanded porphyrins, are designed to take advantage of two key characteristics of naturally occurring porphyrins: interaction with energy and selective accumulation in tissues with high energy demands. Texaphyrins target diseased cells and disrupt the flow of energy in the cell. These cells become more vulnerable or responsive to various treatments such as radiation therapy and chemotherapy of cancer. Texaphyrins may be used for targeted destruction of diseased tissues.

Many diseased cells, including cancer, have metabolic derangements that distinguish them from normal cells. Texaphyrins target these metabolic disturbances and accumulate at the disease site, which generally occurs in minutes to a few hours. Following the selective accumulation of texaphyrins in diseased tissue, the appropriate treatment with radiation therapy, chemotherapy or photodynamic therapy can be given with an increase in the therapeutic activity.

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

Chemotherapy and radiation therapy tend to indiscriminately destroy both healthy and diseased cells and cause serious side effects. As a result, substantial cancer research has been directed toward improving the effectiveness of existing therapy while reducing toxicity. These approaches seek to identify drugs which are capable of targeting the tumor and making the cancer cells more sensitive and responsive to radiation therapy or chemotherapy. The following is a description of the market for therapies used in the treatment of cancer:

  Radiation Therapy. Approximately 3,000 physicians specializing in radiation oncology administer radiation therapy to more than 700,000 patients annually in the United States. The radiation is usually applied to the tumor site several times per week over a period of two to six weeks. Radiation therapy often has toxic effects on healthy tissue surrounding the tumor because the radiation cannot be adequately targeted. An estimated 50% of newly diagnosed cancer patients, including those with cancers of the lung, breast, prostate, or head and neck region, will receive radiation therapy as part of their initial treatment. In addition, approximately 150,000 patients with persistent or recurrent cancer also will receive radiation therapy. Depending on the complexity and duration of treatment, a course of radiation therapy for cancer can cost between $10,000 and $25,000.
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

Blindness Caused by Retinal Degeneration

Age-related degeneration of the retina is the major cause of severe visual loss in the elderly. There are approximately 1.1 million people with age-related macular degeneration in the United States, with approximately 200,000 new cases diagnosed annually. Patients with this disease develop blurred vision and distortion, decreased vision and blind spots in the center of the visual field. This disease is caused by the abnormal growth and proliferation of small blood vessels in the retina. Although laser treatment can slow progression of the disease in some patients, it generally fails to prevent progression of the disease, which ultimately leads to blindness. The FDA approved the first photosensitizing agent for the treatment of this disease in April 2000.

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
  Creating diverse product opportunities based on our texaphyrin technology. Our texaphyrin-based technology platform can be used to target many different types of disease. Our research and development efforts are focused on developing new uses for texaphyrins.
  Retaining rights to key products in advanced clinical testing. We have retained worldwide rights to our key product candidates such as XCYTRIN for cancer treatment, to our LUTRIN photosensitizer for cancer treatment and to ANTRIN for photoangioplasty of atherosclerosis. By maintaining product rights through late-stage clinical development, we believe that we can create greater value for our products and retain the opportunity to sell and market our products, particularly in oncology.

Status of Products Under Development

The table below summarizes our product candidates and their stage of development:
Product	Targeted Disease	Regulatory Status(1)	Marketing Rights
CANCER THERAPY
XCYTRIN Radiation Enhancer	Brain metastases	Phase III	Pharmacyclics
	Primary brain tumor	Phase II	Pharmacyclics
	Pancreatic cancer	Phase I, National Cancer Institute	Pharmacyclics
	Childhood gliomas	Phase I, National Cancer Institute	Pharmacyclics
	Lung cancer	Phase I, National Cancer Institute	Pharmacyclics
XCYTRIN Chemotherapy Enhancer	A variety of cancers	Preclinical	Pharmacyclics
LUTRIN Photosensitizer	Breast cancer	Phase IIb	Pharmacyclics
	Prostate cancer	Phase I, National Cancer Institute	Pharmacyclics
	Cervical cancer	Phase I, National Cancer Institute	Pharmacyclics
ATHEROSCLEROSIS THERAPY
ANTRIN Photosensitizer	Peripheral artery disease	Phase II	Pharmacyclics
	Coronary artery disease	Phase I	Pharmacyclics
RETINAL DEGENERATION THERAPY
OPTRIN Photosensitizer	Degenerative disease of the retina	Phase II	Alcon

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

Cancer Therapy

XCYTRIN for use in combination with Radiation Therapy

Radiation therapy of cancer destroys cancer cells through exposure to relatively high doses of externally applied radiation. While cancer cells are somewhat more sensitive to radiation exposure than healthy tissues, radiation therapy has toxic effects on healthy tissue surrounding the tumor because the radiation cannot be adequately targeted. Our preclinical studies indicate that XCYTRIN both accumulates in tumors and increases the responsiveness of cancers to radiation therapy. Cancer cells have derangements in their metabolism and bioenergetics, which distinguishes tumors from normal tissues. XCYTRIN's uptake in tumor cells occurs within minutes of administration and persists for hours, effectively concentrating the drug's effect on the tumor. XCYTRIN has a novel mechanism of action, which is based on its strong affinity for the flow of electrons inside cells. By capturing electrons, XCYTRIN disrupts cellular energy production through a process called Redox Modulation. XCYTRIN weakens the tumor cells, which may render them more vulnerable to attack by radiation therapy or chemotherapy. In preclinical studies, animals receiving XCYTRIN in conjunction with radiation therapy had greater tumor response rates as compared to the control group receiving equivalent doses of radiation therapy alone. Preclinical studies further indicate that XCYTRIN increases the effect of radiation therapy at the tumor site, with no increased damage to surrounding healthy tissues. An additional feature of XCYTRIN is that it is detectable by magnetic resonance imaging scanning (MRI), providing a method of monitoring its distribution in patients.

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

Clinical Status. We have completed a Phase I clinical trial of XCYTRIN in 38 adult patients with advanced cancer who received radiation therapy. This trial was designed to determine the toxicity of a single dose of the drug. Reversible kidney toxicity was found at the highest doses of drug tested. Accumulation of XCYTRIN in lung cancer, breast cancer and other tumors has been confirmed using magnetic resonance imaging. The results of this study were published in Clinical Cancer Research in 1999.

We have also completed an international multicenter Phase Ib/II clinical trial to evaluate the safety and efficacy of XCYTRIN in cancer patients receiving radiation therapy for treatment of tumors which had spread to the brain. Ten once-daily treatments were well tolerated. The maximally tolerated dose was 6.3 mg/kg. Dose limiting toxicity was found to be reversible elevation of liver function tests. The most common side effects were transient skin discoloration. Other adverse events occurring in at least ten percent of patients included nausea, vomiting, rash, headache and weakness. XCYTRIN's tumor selectivity was established by MRI. The radiologic response rate was 72% in the phase II portion of the study. These results were published in 2001 in the Journal of Clinical Oncology. We have compared the results from the Phase Ib/II trial to historical data using a 528 patient database containing information on clinical features and outcomes in comparable patients receiving treatment with identical doses of radiation alone. After 6 months and 12 months, 41% and 25% of XCYTRIN-treated patients were alive compared to 32% and 13% of the historical controls, respectively. XCYTRIN treatment was a statistically significant independent factor in determining survival. The effect of XCYTRIN treatment on neurologic progression was determined by comparing the causes of death in the treated patients to those of the control patients. Death due to tumor progression in the brain was seen in 12% of XCYTRIN-treated patients compared to more than 35% in the control group.

Statisticians from the Radiation Therapy Oncology Group, a large independent U.S. cooperative clinical trial group, performed a similar analysis using its database. Using a case-matched control analysis, they found that XCYTRIN-treated patients had a median survival of 5.9 months compared to a 3.8 month median survival for control patients.

We are conducting a randomized, controlled Phase III trial with XCYTRIN for the treatment of patients with tumors that have spread to the brain who are undergoing whole brain radiation therapy. Over 60 clinical sites are participating in this study in the U.S., Canada and Europe.

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

At the November 2000 Annual Meeting of the American Society for Therapeutic Radiology and Oncology (ASTRO), we reported results from the lead-in phase of our Phase III XCYTRIN trial. Twenty-five patients with brain metastases were evaluated in the open-label lead-in phase of the trial, which was performed to validate the design of the company's prospective randomized international multi-center trial. These patients received an injection of 5.0 mg/kg of XCYTRIN followed by standard whole brain radiation treatment once a day for 10 days. Investigators assessed the effects of this treatment on tumor control in the brain using several methods, including MRI scans to measure tumor response and a battery of tests to evaluate neurocognitive function. Local control of tumor growth was also evaluated by determining the rate of death due to brain tumor progression. MRI scans were available for evaluation in 19 patients. Tumor response, defined as at least a 50 percent reduction in tumor volume measured by MRI, was seen in 13 of these patients (68 percent) with a median reduction in tumor volume of 83 percent. Follow-up MRI scans showed tumor progression in three of the 19 evaluable patients (16 percent). All 25 patients were evaluated for neurocognitive progression and survival. Nineteen patients maintained or improved their neurocognitive function; six patients experienced deterioration of neurocognitive function. Only one patient died due to tumor progression in the brain. Median survival for all 25 patients was five months, with more than 30 percent of patients living beyond nine months. XCYTRIN treatment was well-tolerated with no serious drug-related toxicities observed. Three patients experienced nausea, two experienced weakness and two others had reversible liver enzyme abnormalities. The patients enrolled in the study had very advanced disease. On average, each patient had 12 brain tumors, each measuring an average of 1.7 cm in diameter. Due to the advanced status of their tumors, 19 patients were deemed ineligible for radiosurgery, an intensive localized treatment reserved for patients with limited (in size and number) brain metastases. The majority of patients in the lead-in phase of the trial had advanced lung or breast cancer that had spread to the brain. While we believe the results from the lead-in phase of this trial are encouraging and consistent with other trials we have conducted with XCYTRIN, they are not sufficient to establish that XCYTRIN is safe or effective in treating cancer.

In December 2000, an outside, independent Data Safety Monitoring Board which has been monitoring the study for safety, performed an interim analysis of the data following two-thirds of the expected events. The Data Safety Monitoring Board indicated that there were no serious safety issues and recommended that the trial complete enrollment of patients as planned without changes in protocol design. The FDA has indicated that the proposed Phase III trial will qualify for "Fast Track" review. See "-Government Regulation."

In March 2001 we completed enrollment in the Phase III trial. A total of 429 patients were enrolled in the trial. Following the lead-in phase, 401 patients were randomly assigned to treatment with either standard whole-brain radiation therapy or treatment with XCYTRIN plus standard whole-brain radiation therapy. The XCYTRIN-treated group received ten intravenous injections of XCYTRIN, each prior to ten daily doses of radiation therapy. We will follow all patients for a minimum of 6 months after treatment or until death and expect to be able to announce a top-line analysis of the results by the end of the calendar year 2001. The study will measure survival, time-to-neurologic progression, tumor response by MRI and quality of life. The co-primary end-points of the study are survival and time-to-neurologic progression assessed by neurological examinations and neurocognitive testing. Statistically significant improvement in either survival or time-to-neurologic progression will be considered as satisfying the primary end point of the trial, and may provide the basis of a marketing approval.

In addition to our studies in patients with tumors that have spread to the brain, the National Cancer Institute has agreed to sponsor several clinical trials with XCYTRIN for additional cancer types:

Targeted Disease	Location	Status
Primary Brain Tumor	UCLA Medical Center	Enrolling patients

Primary Brain Tumor	Ohio State University	Enrolling patients

Primary Brain Tumor	NABTT (New Approaches to Brain Tumor Therapy Consortium, comprised of ten centers)	Pending

Pediatric Brain Tumors, including Childhood Glioma	Children's Oncology Group (COG), formerly Children's Cancer Group (CCG), a consortium of U.S. Children's Hospitals	Enrolling patients

Lung Cancer	Ohio State University	Enrolling patients

Pancreatic Cancer	University of Pittsburgh	Enrolling patients

Pancreatic Cancer	University of Wisconsin	Opening study

Pancreatic Cancer	Dartmouth University	Opening study

XCYTRIN for Use In Combination With Chemotherapy

We are conducting preclinical studies with XCYTRIN for use in combination with certain chemotherapy agents. Chemotherapy destroys cancer cells by interfering with their metabolism, protein synthesis or cell division. Because these agents are not tissue-selective, cancer chemotherapy agents produce serious or life-threatening side effects which compromise quality of life and increase medical costs for cancer patients. Preclinical studies conducted by us and our collaborators indicate that XCYTRIN increases the responsiveness of tumors to treatment with certain chemotherapy agents. We believe this effect is related to XCYTRIN's ability to disrupt cellular bioenergetics increasing the vulnerability of the cancer cells to cytotoxic chemotherapy. XCYTRIN's uptake in tumors enhances the activity of cancer chemotherapy agents in tumor cells but not in normal tissues, thereby increasing the therapeutic margin, which is the difference between the therapeutic dose of a drug and the toxic dose of a drug. In preclinical studies, animals receiving XCYTRIN and chemotherapy with either bleomycin or doxorubicin had enhanced tumor responses and survival rates as compared to control groups receiving equivalent doses of chemotherapy alone.

LUTRIN for Photodynamic Therapy of Cancer

To date, photodynamic therapy has been approved only for the treatment of superficial or small lesions because existing photosensitizers have been unable to absorb light capable of penetrating deeply into tissues. LUTRIN is activated by light of 720 to 760 nanometers, wavelengths that are optimal for penetrating through tissue, blood and skin pigmentation such as melanin. After absorbing light of this wavelength, LUTRIN becomes activated to its tumor cell killing state. Preclinical studies indicate that LUTRIN selectively accumulates in a variety of cancer cells.

We are initially studying LUTRIN for photodynamic therapy of patients with invasive surface cancers that are accessible to externally applied light, such as recurrent breast cancer to the chest wall. The National Cancer Institute is evaluating LUTRIN for treatment of cancer of the prostate and cervix. Additional potential uses for LUTRIN include internal cancers such as cancer of the lung, esophagus, colon, rectum, head and neck region, ovary and genitourinary tract.

Clinical Status. At the May 1999 meeting of the American Society of Clinical Oncology, we reported results from our Phase II study of LUTRIN. The Phase II study was designed to evaluate the safety, tolerability and efficacy of LUTRIN photosensitizer for photodynamic therapy in women with recurrent breast cancer to the chest wall, for whom previous chemotherapy and radiation therapy had failed. Fifty-eight treatment courses were given to 52 patients with advanced disease. Eighty-two percent of these patients had failed three or more chemotherapy regimens and all the patients had recurring or persistent tumors following radiation therapy to the chest wall. The study evaluated the administration of different doses of LUTRIN, followed by illumination of the chest wall with light delivered at either 3 hours, 6 hours, 24 hours, 48 hours, 72 hours or 96 hours after intravenous injection of the drug. Each patient, in the 11 groups tested, received illumination with light to large areas of the chest wall (up to 240 cm2) encompassing both the tumor and adjacent uninvolved skin. The purpose of the study was to identify treatment regimens that demonstrated anti-tumor activity with an acceptable level of toxicity.

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

We are conducting a Phase IIb clinical trial for LUTRIN as a photosensitizer for use in the photodynamic therapy of patients with recurrent breast cancers to the chest wall that have failed standard therapies. In addition to our clinical studies in recurrent breast cancer to the chest wall, the National Cancer Institute intends to sponsor several clinical trials of LUTRIN for additional types of cancers. A Phase I trial for prostate cancer is being conducted at the University of Pennsylvania and a Phase I trial for cervical cancer is being conducted at The University of Pittsburgh. Other potential trials that may be sponsored by the National Cancer Institute are for cancer of the esophagus, head and neck region, pancreas, lung and ovary.

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

We are conducting a randomized Phase II clinical trial with ANTRIN for patients with peripheral arterial disease of the lower extremities. The study is designed to evaluate both prevention of restenosis following balloon angioplasty and primary treatment of atherosclerosis.

We also are conducting a Phase I clinical trial with ANTRIN for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. This study is primarily designed to evaluate the safety of various doses of drug and light. Patients are receiving follow-up angiograms six months after treatment to evaluate effects of the treatment on the blood vessels. In September 2001, we reported interim results of this trial at the European Society of Cardiology and the Transcatheter Cardiovascular Therapeutics meetings, which indicate that ANTRIN photoangioplasty is safe and feasible to perform in the coronary arteries.

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

Clinical investigators found that OPTRIN accumulated selectively in the abnormal vessels. Patients receiving higher doses of OPTRIN experienced self-limited tingling of the fingertips. For example, in patients receiving less than or equal to 2 mg/kg of drug, 1 of 19 experienced tingling of the fingertips, while in the combined group of patients treated with 2.5 or 3 mg/kg, 3 of 13 experienced tingling of the fingertips. In patients treated with 4 mg/kg, 20 of 26 experienced tingling of the fingertips. One patient developed facial skin toxicity following sun exposure. Clinical investigators observed no other toxicities. In 5 patients, clinical investigators observed damage to normal retina. These patients either received the highest dose of drug (4mg/kg) or received light within a short interval following drug administration. Clinical investigators observed no retinal damage in patients who had received high (125 or 150 Joules/ cm2) doses of light.

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

Photodynamic therapy with OPTRIN was generally well tolerated at drug doses of 2.0 mg/kg and light doses of 50, 65 or 95 Joules/ cm2. Some patients experienced mild and self-limited paresthesias (tingling in the fingertips), eye discomfort and transient retinal damage (i.e., serous detachment). There were no cases of skin phototoxicity or retinal vessel closure.

Other Products

CITRA VU™ for Imaging the Gastrointestinal Tract.

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

National Cancer Institute Collaboration. In April 1997, the Decision Network Committee of the National Cancer Institute Division of Cancer Treatment, Diagnosis and Centers voted unanimously to sponsor and fund clinical development of both XCYTRIN as a radiation enhancer and LUTRIN as a photosensitizer for cancer treatment. Under this cooperative research and development agreement, Pharmacyclics and the National Cancer Institute jointly select clinical trials which will be conducted at leading medical centers for various types of cancer. For XCYTRIN, the National Cancer Institute is conducting several separate clinical trials for treatment of brain tumors and cancers involving the lung and pancreas. For LUTRIN, the National Cancer Institute is conducting clinical trials for cancer of the prostate and cervix. We believe that these National Cancer Institute-sponsored trials will supplement our own clinical development efforts for both XCYTRIN and LUTRIN. Although third parties will be conducting the trials, we will provide clinical supplies of our drugs and we intend to monitor the progression and results of these trials.

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

Alcon Collaboration. In December 1997, we entered into an evaluation and license agreement with Alcon Pharmaceuticals, Ltd. under which Alcon acquired worldwide marketing rights to OPTRIN for ophthalmology uses. Alcon, a wholly-owned subsidiary of Nestlé S.A., is a global leader in the research, development, manufacturing and marketing of ophthalmic products. Under the terms of the agreement, we received an upfront fee for Alcon to evaluate OPTRIN for ophthalmology uses for a specified time period. Alcon completed the evaluation and paid us a milestone payment in fiscal 2000. We may also receive additional payments upon completion of certain milestones and royalty payments on product sales. Alcon will conduct and bear all costs for world-wide development and commercialization of OPTRIN for ophthalmology uses, as well as costs for regulatory submissions, until the agreement ends. We are required to supply bulk drug substance to Alcon, and Alcon will be responsible for formulation and packaging.

Nycomed Collaboration. In October 1997, we entered into an agreement with Nycomed, granting Nycomed exclusive sales and marketing rights to LUTRIN for different types of cancer in all markets excluding the United States, Canada and Japan. In exchange for these rights, Nycomed agreed to pay us up to approximately $14.0 million in license fees and cost reimbursement, based upon an agreed budget, milestone payments and development cost subsidies related to the initial cancer uses for LUTRIN to be developed by us and Nycomed. In each case, we were to reach certain development, clinical or commercialization milestones to receive payment. Nycomed agreed to bear a portion of the device and clinical development costs required for regulatory submission for product approval in the United States. We were required to supply bulk drug substance to Nycomed through our manufacturing collaborations. Nycomed was required to produce finished product for our use. In May 2001 we and Nycomed terminated this agreement. Pursuant to the termination agreement, we reacquired all our rights from Nycomed to develop and market LUTRIN, and Nycomed agreed to make a non-recurring termination payment to Pharmacyclics of $2,750,000. The termination payment was recorded as revenue in the fourth quarter of fiscal 2001.

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

Our patents, patent applications, and licensed patent rights cover various compounds, pharmaceutical formulations and methods of use. We own or have license rights to:

  70 issued U.S. patents; and
  6 other pending U.S. patent applications.

The issued U.S. patents expire between 2009 and 2019. We also own or license 108 issued non-U.S. patents including 73 patents issued throughout Europe and 116 pending non-U.S. patent applications filed regionally under the Patent Cooperation Treaty and with the European Patent Office, and nationally in Canada, Japan, Australia and certain other countries.

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

During discussions with Celanese that resulted in the termination of the manufacturing and supply agreement, we decided to change our manufacturing strategy to divide the manufacturing process for our texaphyrin- based products into three components. We have entered into commercial supply agreements with three manufacturers who each manufacture a separate component. In fiscal 2001, we took delivery of commercial quantities of XCYTRIN drug substance. Because of the replacement of our previous manufacturers with these manufacturers, we must demonstrate to the FDA the substantial equivalence of the materials produced by these manufacturers to the materials used in our clinical trials to date, with the exception of our Phase II clinical trial for treatment of a malignant primary brain tumor.

We have entered into a development and supply agreement with Cook Pharmaceutical Solutions (acquired by Baxter Healthcare Corporation in August 2001) for the formulation, filling, packaging and labeling of clinical and commercial quantities of XCYTRIN. Cook also supplies us with clinical quantities of ANTRIN and LUTRIN.

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

Although the FDA has not yet approved any agents for the enhancement of radiation therapy or chemotherapy, we expect significant competition in these fields, as we believe that one or more companies are developing and testing products which compete directly with our products under development. These companies may succeed in developing technologies and products that are more effective than ours or would render our products or technologies obsolete. Moreover, certain existing chemotherapy agents also are used as radiation enhancers. See "Risk Factors - We face rapid technological change and intense competition."

The FDA has approved Photofrin®, a photosensitizer developed by QLT Phototherapeutics, Inc., for the treatment of specific types of cancer. We are aware of several other photosensitizers in various stages of development for a number of uses. In addition to QLT Phototherapeutics, Inc., other companies are developing products in this area. Some companies developing photodynamic therapy products are developing specialized light delivery devices for their products, which, when combined with their product offering, may give them a competitive advantage over our strategy of obtaining such devices from third-party sources.

We also face intense competition in the treatment of atherosclerosis which currently includes the use of pharmaceutical agents and devices. Various drugs also have been shown to reduce or prevent atherosclerosis. Balloon angioplasty and stents are widely used and generally accepted techniques to reduce the narrowing of vessels by atherosclerosis. Treatment of in-stent stenosis with a brachytherapy (gamma radiation) system has been recently approved by the FDA. We believe that photoangioplasty with ANTRIN may provide advantages over these techniques.

We face substantial competition in the treatment of macular degeneration. Several other approaches to treatment are being investigated, including the use of other photosensitizers and drugs. QLT Phototherapeutics, Inc. and their marketing partner, Novartis Ophthalmics, are currently marketing their photosensitizer, VISUDYNE™.

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

  preclinical laboratory and animal tests;
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

On November 21, 1997, President Clinton signed into law the Food and Drug Administration Modernization Act. That act codified the FDA's policy of granting "Fast Track" approval for cancer therapies and other therapies intended to treat severe or life-threatening diseases. Previously, the FDA approved cancer therapies primarily based on patient survival rates and/or data on improved quality of life. The FDA considered evidence of partial tumor shrinkage, while often part of the data relied on for approval, insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA's new policy, which became effective on February 19, 1998, the FDA has broadened authority to consider evidence of partial tumor shrinkage or other clinical outcomes for approval. This new policy is intended to facilitate the study of cancer therapies and shorten the total time for marketing approvals.

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

Employees

As of June 30, 2001, we had 176 employees, 6 of whom were part-time. 157 of our employees are engaged in research, development, preclinical and clinical testing, manufacturing, quality assurance and quality control and regulatory affairs and 19 in marketing, finance, administration and operations. 28 of our employees have an M.D. or Ph.D. degree. Our future performance depends in significant part upon the continued service of our key scientific, technical and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business.

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

Risks Related to Pharmacyclics

All of our product candidates are in development, and we cannot be certain that any of our products under development will be commercialized

To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products under development. The time frame necessary to achieve these goals for any individual product is long and uncertain. Before we can sell any of our products under development, we must demonstrate through preclinical (animal) studies and clinical (human) trials that each product is safe and effective for human use for each targeted disease. We have conducted and plan to continue extensive and costly clinical trials to assess the safety and effectiveness of our potential products. We cannot be certain that we will be permitted to begin or continue our planned clinical trials for our potential products, or if we are permitted, that our potential products will prove to be safe and to produce their intended effects.

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1991 and, as of June 30, 2001, had an accumulated deficit of approximately $121.7 million. We expect to continue to incur substantial additional operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. To date, we have not generated revenue from the commercial sale of our products. All revenues to date are primarily from license, milestone and contract research payments and, to a lesser extent, funding from one government research grant.

Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business

The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market a product, we will have to demonstrate that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. Data obtained from clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. For example, we compared the results of our Phase Ib/II clinical trial of XCYTRIN to historical data using a 528-patient database containing information on clinical features and outcomes in comparable patients receiving treatment with identical doses of radiation alone. Historical analyses have many limitations and, while supportive, are not considered proof that XCYTRIN improved the outcome of patients enrolled in the study.

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

Manufacturers of drugs also must comply with the applicable FDA good manufacturing practice ("GMP") regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. We or our present or future suppliers may be unable to comply with the applicable GMP regulations and other FDA regulatory requirements. We have not been subject to a GMP inspection by the FDA. We may be subject to delays in commercializing our products for photodynamic therapies due to delays in approvals of the third-party light sources required for these products.

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

We may fail to adequately protect or enforce our intellectual property rights or secure rights to third-party patents

A number of third-party patent applications have been published, and some have issued, relating to biometallic and expanded porphyrin chemistries. It is likely that competitors and other third parties have filed and will continue to file applications for and receive patents relating to similar or even the same compositions, methods or designs as those of our products. If any third-party patent claims are asserted against the company's products and are upheld as valid and infringed, we could be prevented from practicing the subject matter claimed in such patents, require license(s) or have to redesign our products or processes to avoid infringement. Such licenses may not be available or, if available, may not be on terms acceptable to us. Alternatively, we may be unsuccessful in any attempt to redesign our products or processes to avoid infringement. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to the company, and diversion of our efforts.

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

We also depend upon the National Cancer Institute for the sponsoring and funding of certain of the clinical trials of our XCYTRIN cancer product and LUTRIN photosensitizer product in development. We cannot be certain that the National Cancer Institute will enlist support for all such trials or that it will continue our funding. If the National Cancer Institute did not support such trials, we may have to fund the continuation of such trials ourselves or reduce the number of disease types in our clinical trials.

We may be unsuccessful in entering into additional strategic alliances for the development or commercialization of other product candidates. Even if we did enter into any such alliances, they may not be on terms favorable to us or they may ultimately be unsuccessful. See "Business - Research, Clinical Development and Marketing Collaborations."

We have no expertise in the development of light sources and associated light delivery devices required for our photoangioplasty and photodynamic therapy products under development. Successful development, manufacturing, approval and distribution of our photosensitization products will require third party participation for the required light sources, associated light delivery devices and other equipment. We currently obtain lasers from Diomed, Inc. and cylindrically diffusing light fibers from CardioFocus, Inc. on a purchase order basis, and such entities are under no obligation to continue to deliver light devices on an ongoing basis. Failure to maintain such relationships may require us to develop additional supply sources which may require additional clinical trials and regulatory approvals and could materially delay commercialization of our LUTRIN and ANTRIN products under development. We may be unable to establish or maintain relationships with other supply sources on a commercially reasonable basis, if at all, or alternatively, the enabling devices may not receive regulatory approval for use in photoangioplasty or photodynamic therapy. See "Business - Research, Clinical Development and Marketing Collaborations" and "- Drug and Device Supply Agreements."

We have limited manufacturing experience and thus rely heavily upon contract manufacturers

We must manufacture our products in commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. We do not own manufacturing facilities necessary to provide clinical and commercial quantities of our products.

We have entered into commercial supply agreements with three manufacturers who each manufacture a separate component of our texaphyrin drug substance. In fiscal 2001, we took delivery of commercial quantities of XCYTRIN drug substance. Due to the addition of these manufacturers, we must demonstrate to the FDA the substantial equivalence of the materials produced by these manufacturers to the materials used in our clinical trials to date, with the exception of our Phase II clinical trial for treatment of a malignant primary brain tumor. Failure to demonstrate equivalence of the material produced by these manufacturers could involve performing additional clinical trials and could have a material adverse effect on our business, financial condition and results of operations.

We have entered into an agreement with Cook Pharmaceutical Solutions (acquired by Baxter Healthcare Corporation in August 2001) to formulate, fill, package and label clinical and commercial quantities of XCYTRIN. Cook also supplies us with clinical quantities of ANTRIN and LUTRIN. Any interruption of supply of our products from Cook could have a material adverse affect on our business, financial condition and results of operations.

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

Executive Officers and Directors

Executive officers and directors of the Company, and their ages as of August 31, 2001, are as follows:

Name	Age	Position
Richard A. Miller, M.D.	50	President, Chief Executive Officer and Director
Cynthia J. Ladd	46	Senior Vice President, General Counsel and Secretary
Marc L. Steuer	54	Senior Vice President, Business Development
Leiv Lea	47	Vice President, Finance and Administration and Chief Financial Officer
Hugo Madden, Ph.D.	52	Vice President, Chemical Operations
Markus F. Renschler, M.D.	40	Vice President, Oncology Clinical Development
Jon R. Wallace	57	Vice President, Quality
Miles R. Gilburne(2)	50	Director
Loretta M. Itri, M.D.(2)	52	Director
Richard M. Levy, Ph.D.(1)	63	Director
William R. Rohn(1)	58	Director
Craig C. Taylor(1)(2)	51	Director

__________

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

Dr. Renschler has served as Vice President, Oncology Clinical Development since May 2001. Prior to that, Dr. Renschler served as Senior Director of Clinical Development from May 1998 to May 2001. Prior to that, Dr. Renschler served as Director of Clinical Development from January 1996 to May 1998. Dr. Renschler is also a Clinical Assistant Professor of Medicine/Oncology at Stanford University School of Medicine. He is board certified both in Medical Oncology and Internal Medicine. Dr. Renschler received his M.D. with research honors from Stanford University and a B.A. degree in Public and International Affairs with honors from Princeton University.

Mr. Wallace has served as Vice President, Quality since July 2000. From April 1997 to August 2000, he served as Vice President, Quality Assurance with Cephalon, Inc. a biopharmaceutical company. From 1990 to 1997, Mr. Wallace served as Director, Regulatory Compliance with Genentech, Inc., a biotechnology company. Mr. Wallace is also a member of the Drug Information Association's (DIA) Steering Committee for the Americas. Mr. Wallace received his B.A. degree in Biological Sciences from the University of Louisville.

Mr. Gilburne was elected as a Director of the Company in March 2000. Mr. Gilburne is currently a principal in ZG Ventures, a private investment firm. From January 1995 through January 2000, he was Senior Vice President, Corporate Development for America Online, Inc., an internet services company. He is currently a member of the board of directors of AOL Time Warner Inc. and also serves on the board of America Online Latin America, Inc. Prior to joining America Online, Mr. Gilburne was a founding partner of the Silicon Valley office of the law firm of Weil, Gotshal and Manges and a founding partner of the Cole Gilburne Fund, an early stage venture capital fund focused on information technology. Mr. Gilburne received an A.B. degree from Princeton University and a law degree from the Harvard Law School.

Dr. Itri was elected as a Director of the Company in July 2001. Dr. Itri is currently the Executive Vice President, Clinical Research and Development, and Chief Medical Officer of Genta Incorporated, a biopharmaceutical company. Dr. Itri joined Genta in March 2001. From November 1990 to January 2000 she was Senior Vice President, Worldwide Clinical Affairs, and Chief Medical Officer at Ortho Biotech Inc., a Johnson & Johnson company. Dr. Itri earned her M.D. from New York Medical College, and is Board certified in Internal Medicine. She completed a fellowship in Medical Oncology at Memorial Sloan-Kettering Cancer Center.

Dr. Levy was elected as a Director of the Company in June 2000. He has served as President and Chief Executive Officer and a director of Varian Medical Systems, Inc., a medical equipment company, since April 1999, and as Executive Vice President of Varian Associates, Inc., the predecessor company from which Varian Medical Systems, Inc. was spun out, since 1992. Dr. Levy holds a B.S. degree from Dartmouth College and a Ph.D. in nuclear chemistry from the University of California at Berkeley.

Mr. Rohn was elected as a Director of the Company in March 2000. He has served as the Chief Operating Officer of IDEC Pharmaceuticals Corporation, a biopharmaceutical company, since May 1998. He joined IDEC in August 1993 as Senior Vice President, Commercial and Corporate Development and was appointed Senior Vice President, Commercial Operations in April 1996. From 1984 to 1993, he was employed by Adria Laboratories, most recently as Senior Vice President of Sales and Marketing. Mr. Rohn received a B.A. in Marketing from Michigan State University.

Mr. Taylor was elected as a Director of the Company in June 1991. Mr. Taylor is a General Partner of AMC Partners 89, L.P., and the General Partner of Asset Management Associates 1989, L.P., a private venture capital partnership. Mr. Taylor has been a General Partner of Alloy Ventures, Inc., a venture management firm which succeeded Asset Management Company, the prior management firm for the Asset Management funds, since 1998. Mr. Taylor had been with Asset Management Company from 1977 to 1998, as General Partner since 1982. Mr. Taylor is a Director of Lynx Therapeutics, Inc. and several private companies. Mr. Taylor holds B.S. and M.S. degrees in Physics from Brown University and an M.B.A. from Stanford University.

Item 2.   Properties

Our corporate offices are located in Sunnyvale, California, where we lease approximately 105,000 square feet under two leases that expire in December 2003 and January 2004. We have subleased 18,000 square feet of this space through January 2003. These facilities include administrative and research and development space. Both leases are non-cancelable operating leases. We believe that our existing facilities are adequate to meet our current and foreseeable needs or that suitable additional space will be available as needed.

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

	HIGH	LOW
FISCAL YEAR ENDED JUNE 30, 2000 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 48.00 49.00 86.38 66.88	$ 23.88 28.50 35.00 28.00
FISCAL YEAR ENDED JUNE 30, 2001 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 77.50 60.00 48.00 34.25	$ 38.00 27.69 20.38 18.16

As of June 30, 2001, there were 143 holders of record of our common stock. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.   Selected Financial Data

The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes included elsewhere herein.

                                                                                                Period
                                                                                                 from
                                                                                               Inception
                                                                                               (April 1991)
                                                       Years Ended June 30,                     through
                                        -----------------------------------------------------  June 30,
                                          1997       1998       1999       2000       2001       2001
                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                   (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License, milestone and grant
    revenues ......................... $      25  $   2,700  $     750  $   1,000  $      --  $   7,855
  Contract revenues ..................        --        831      1,291        604      3,121      5,847
                                        ---------  ---------  ---------  ---------  ---------  ---------
      Total revenues .................        25      3,531      2,041      1,604      3,121     13,702
                                        ---------  ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development ...........     9,632     13,973     21,889     28,590     37,974    139,586
  Marketing, general and administrativ     1,905      1,987      2,762      4,409      6,548     21,781
                                        ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses .......    11,537     15,960     24,651     32,999     44,522    161,367
                                        ---------  ---------  ---------  ---------  ---------  ---------
Loss from operations .................   (11,512)   (12,429)   (22,610)   (31,395)   (41,401)  (147,665)
Interest income ......................     1,480      2,826      3,398      7,778     10,604     27,547
Interest expense and other
   income (expense), net .............      (226)       (72)       (34)       (13)      (128)    (1,574)
                                        ---------  ---------  ---------  ---------  ---------  ---------
Net loss.............................. $ (10,258) $  (9,675) $ (19,246) $ (23,630) $ (30,925) $(121,692)
                                        =========  =========  =========  =========  =========  =========
Basic and diluted net
   loss per share(1).................. $   (1.11) $   (0.87) $   (1.55) $   (1.60) $   (1.92)
                                        =========  =========  =========  =========  =========
Shares used to compute basic and
  diluted net loss per share(1) ......     9,264     11,061     12,378     14,723     16,075
                                        =========  =========  =========  =========  =========

                                                              June 30,
                                        -----------------------------------------------------
                                          1997       1998       1999       2000       2001
                                        ---------  ---------  ---------  ---------  ---------
                                                             (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities ......................... $  36,930  $  70,381  $  50,005  $ 178,247  $ 152,782
Total assets .........................    39,707     73,019     55,557    185,123    160,973
Capital lease obligations ............     1,298        530        275         59         --
Deficit accumulated during
  development stage ..................   (38,216)   (47,891)   (67,137)   (90,767)  (121,692)
Total stockholders' equity ...........    36,696     68,641     49,957    181,414    154,355

__________

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

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and retinal disease. We are conducting a multicenter international Phase III clinical trial of XCYTRIN® (motexafin gadolinium) Injection to improve the efficacy of radiation therapy of tumors that have spread to the brain resulting from a variety of cancers, including those of the lung and breast. We have completed patient enrollment in this study and, after completion of patient follow-up and data analysis, expect to be able to announce a top-line analysis of the results by the end of calendar year 2001. We have completed patient enrollment in a multicenter Phase II trial with XCYTRIN for the treatment of glioblastoma multiforme, a malignant primary brain tumor. We are conducting a Phase IIb clinical trial for LUTRIN® (motexafin Lutetium) Injection as a photosensitizer for use in the photodynamic therapy of patients with recurrent breast cancers to the chest wall that have failed standard therapies. Through our Cooperative Research and Development Agreement, the National Cancer Institute is conducting Phase I trials of XCYTRIN for treatment of both primary and pediatric brain tumors, pancreatic cancer and lung cancer and of LUTRIN for prostate cancer and cervical cancer. The National Cancer Institute also intends to conduct several additional Phase I clinical trials of XCYTRIN and LUTRIN, each for a variety of additional cancer indications. We are now conducting a multicenter randomized Phase II clinical trial with ANTRIN® for treatment of patients with peripheral arterial disease and a Phase I trial for treatment of coronary artery disease. In addition, Alcon is conducting a Phase II clinical trial with OPTRIN™ (motexafin lutetium) Injection for the photodynamic therapy of patients with a degenerative disease of the retina caused by growths of small blood vessels in the retina known as age-related macular degeneration. Alcon is conducting this trial under a 1997 evaluation and license agreement that gave Alcon the right to conduct worldwide development, marketing and sales of OPTRIN for ophthalmology indications.

To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales. We have incurred significant operating losses since our inception in 1991 and, as of June 30, 2001, had an accumulated deficit of approximately $121.7 million. We expect to incur substantial additional operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products. See "Risk Factors - All of our product candidates are in development and we cannot be certain that any of our products under development will be commercialized," "- Acceptance of our products in the marketplace is uncertain and failure to achieve market acceptance will harm our business," "- We have a history of operating losses and we expect to continue to have losses in the future" "- Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business" and "- Our capital requirements are uncertain and we may have difficulty raising needed capital in the future."

Results of Operations

Comparison of Years Ended June 30, 2001, 2000 and 1999

Revenues. Our revenues for the years ended June 30, 2001, 2000 and 1999 were $3,121,000, $1,604,000 and $2,041,000, respectively. Revenues for the year ended June 30, 2001 resulted primarily from a non-recurring fee paid by Nycomed to terminate their collaboration agreement to sell and market LUTRIN outside the United States, Canada and Japan and contract revenue received from Nycomed prior to the termination of the agreement. Revenues for the year ended June 30, 2000 resulted from a milestone payment from Alcon and contract revenue from Nycomed. Revenues for the year ended June 30, 1999 resulted primarily from a milestone payment from Alcon and contract revenue from Nycomed and Alcon.

Research and Development Expenses. Research and development expenses were $37,974,000 for the year ended June 30, 2001 compared to $28,590,000 for the year ended June 30, 2000 and $21,889,000 for the year ended June 30, 1999. Expenses in fiscal 2000 were reduced by a credit of $3,540,000 associated with the termination of our manufacturing development and supply agreement with Celanese, Ltd. Pursuant to the termination agreement, Celanese assigned to us all rights, title and interest in the manufacturing technology and intellectual property for our texaphyrin-based products and made a cash payment to us of $750,000. The termination agreement also relieved us of all obligations to pay Celanese for shared development costs incurred prior to termination of the manufacturing development and supply agreement. As of June 30, 1999, we had accrued $2,790,000 associated with such costs. Excluding the impact of the Celanese termination agreement, research and development expenses increased $5,844,000 (18.2%) in fiscal 2001 primarily due to the continued enrollment in our existing trials and the addition of two trials in 2001 ($960,000), and the growth in personnel to support the trials and expanded research efforts ($4,200,000).

Also excluding the impact of the Celanese termination agreement, research and development expenses increased $10,241,000 (47%) to $32,130,000 in fiscal 2000 as compared to fiscal 1999. This increase was due primarily to increased clinical trial costs ($3,700,000), greater drug purchases ($3,300,000) and higher personnel costs associated with increased clinical development activity related to XCYTRIN and ANTRIN ($2,800,000). Research and development expenses incurred in connection with research and development contracts were $948,000 for the year ended June 30, 2001 compared to $1,725,000 for the year ended June 30, 2000 and $3,150,000 for the year ended June 30, 1999. We expect research and development expenses to increase in fiscal 2002 as we continue development of our products.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the years ended June 30, 2001, 2000 and 1999 were $6,548,000, $4,409,000 and $2,762,000, respectively. The $2,139,000 (49%) increase in fiscal 2001 compared to fiscal 2000 primarily resulted from higher personnel costs related to increased headcount to support greater clinical development activities ($650,000), and increased marketing efforts to promote awareness of the company's products ($1,070,000). The $1,647,000 (60%) increase for fiscal 2000 compared to fiscal 1999 primarily resulted from higher personnel costs related to increased headcount to support greater clinical development activities ($660,000) and higher facility costs due to leasing additional office space ($537,000). We expect marketing, general and administrative expenses to increase in fiscal 2002 to support the expansion of the company's activities.

Interest and Other, Net. Interest and other, net, was $10,476,000, $7,765,000 and $3,364,000 for the years ended June 30, 2001, 2000 and 1999, respectively. The increase in each of fiscal 2001 and fiscal 2000 was primarily the result of interest earned on higher average cash balances from sales of common stock in the third quarter of fiscal 2000. Our cash equivalents and marketable securities consist primarily of fixed rate instruments.

Income Taxes. At June 30, 2001, we had net operating loss carryforwards of approximately $118.8 million for federal income tax reporting purposes and tax credit carryforwards of approximately $5.3 million for federal reporting purposes. These amounts expire at various times through 2021. As a result of ownership changes that have occurred in the past, we believe that utilization of our net operating loss and tax credit carryforwards is subject to annual limitations. A full valuation allowance has been established for the company's deferred tax assets since realization of such assets through the generation of future taxable income is uncertain. See Note 5 of "Notes to Financial Statements."

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income. Since inception, we have used approximately $109,730,000 of cash for operating activities and approximately $12,823,000 of cash for the purchase of laboratory and office equipment and payments under capital lease agreements.

As of June 30, 2001, we had approximately $152,782,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities was $25,746,000, $24,767,000 and $17,243,000 for the years ended June 30, 2001, 2000 and 1999, respectively, and resulted primarily from operating losses adjusted for non-cash expenses and changes in accounts payable, accrued liabilities, and prepaid expenses and other assets.

Net cash provided by investing activities of $31,719,000 in the year ended June 30, 2001 consisted primarily of proceeds of maturities and sales of marketable securities, net of purchases of marketable securities, partially offset by purchases of property and equipment. Net cash used in investing activities was $90,831,000 in the year ended June 30, 2000 and consisted primarily of purchases of marketable securities and property and equipment, partially offset by proceeds from maturities of marketable securities. Net cash provided by investing activities was $7,414,000 in the year ended June 30, 1999 and consisted primarily of proceeds from the sale of investments, partially offset by purchases of marketable securities and property and equipment.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot be certain that such additional funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors - Risks Related to Pharmacyclics - Our capital requirements are uncertain and we may have difficulty raising capital in the future."

Recent accounting pronouncements

In July 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The company will adopt SFAS 142 in the first quarter of fiscal year 2003. The company believes that the adoption of these standards will have no impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2001 would have potentially declined by $634,000.

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

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Pharmacyclics, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of stockholders' equity (deficit) present fairly, in all material respects, the financial position of Pharmacyclics, Inc. (a development stage company) at June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, and, cumulatively, for the period from inception (April 1991) through June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
August 14, 2001

PHARMACYCLICS, INC.
(a development stage company)
BALANCE SHEETS
(in thousands, except share and per share amounts)

                                                                   June 30,
                                                              --------------------
                                                                2001       2000
                                                              ---------  ---------
                           ASSETS
Current assets:
  Cash and cash equivalents ................................ $  51,391  $  43,536
  Marketable securities ....................................   101,391    134,711
  Prepaid expenses and other current assets ................     2,265      2,940
                                                              ---------  ---------
          Total current assets .............................   155,047    181,187
Property and equipment, net ................................     5,174      3,796
Other assets ...............................................       752        140
                                                              ---------  ---------
                                                             $ 160,973  $ 185,123
                                                              =========  =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................... $   4,599  $   2,851
  Accrued liabilities ......................................     1,861        764
  Current portion of capital lease obligations .............        --         59
                                                              ---------  ---------
          Total current liabilities ........................     6,460      3,674
Deferred rent ..............................................       158         35
                                                              ---------  ---------
          Total liabilities ................................     6,618      3,709
                                                              ---------  ---------
Commitments (Note 6)
Stockholders' equity:
  Preferred stock, $0.0001 par value; 1,000,000 shares
    authorized at June 30, 2001 and 2000; no shares issued
    and outstanding ........................................        --         --
  Common stock, $0.0001 par value; 24,000,000 shares
    authorized at June 30, 2001 and 2000; shares issued
    and outstanding -- 16,116,370 at June 30, 2001 and
    16,007,456 at June 30, 2000 ............................         2          2
  Additional paid-in capital ...............................   274,952    272,685
  Accumulated other comprehensive income (loss) ............     1,093       (506)
  Deficit accumulated during development stage .............  (121,692)   (90,767)
                                                              ---------  ---------
          Total stockholders' equity .......................   154,355    181,414
                                                              ---------  ---------
                                                             $ 160,973  $ 185,123
                                                              =========  =========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

                                                                            Period
                                                                             from
                                                                          Inception
                                                                          (April 1991)
                                               Year Ended June 30,         through
                                         -------------------------------   June 30,
                                           2001       2000       1999        2001
                                         ---------  ---------  ---------  ----------
Revenues:
  License and milestone revenues....... $      --  $   1,000  $     750  $    7,855
  Contract revenues ...................     3,121        604      1,291       5,847
                                         ---------  ---------  ---------  ----------
          Total revenues ..............     3,121      1,604      2,041      13,702
                                         ---------  ---------  ---------  ----------
Operating expenses:
  Research and development ............    37,974     28,590     21,889     139,586
  Marketing, general and administrative     6,548      4,409      2,762      21,781
                                         ---------  ---------  ---------  ----------
          Total operating expenses ....    44,522     32,999     24,651     161,367
                                         ---------  ---------  ---------  ----------
Loss from  operations .................   (41,401)   (31,395)   (22,610)   (147,665)
Interest income .......................    10,604      7,778      3,398      27,547
Interest expense and other
   income (expense), net ..............      (128)       (13)       (34)     (1,574)
                                         ---------  ---------  ---------  ----------
Net loss .............................. $ (30,925) $ (23,630) $ (19,246) $ (121,692)
                                         =========  =========  =========  ==========

Basic and diluted net loss per share .. $   (1.92) $   (1.60) $   (1.55)
                                         =========  =========  =========
Shares used to compute basic
and diluted net loss per share ........    16,075     14,723     12,378
                                         =========  =========  =========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                        Period
                                                                                         from
                                                                                      Inception
                                                                                      (April 1991)
                                                           Year Ended June 30,         through
                                                     -------------------------------   June 30,
                                                       2001       2000       1999        2001
                                                     ---------  ---------  ---------  ----------
Cash flows from operating activities:
  Net loss ........................................ $ (30,925) $ (23,630) $ (19,246) $ (121,692)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ................     1,697      1,194        909       7,172
     Stock compensation expense ...................       326         88         89         746
     Loss on sale of marketable securities ........        78         --         --          78
     Write-down of fixed assets ...................        47         12         --         365
     Changes in assets and liabilities:
       Accounts and other receivables .............        --        294       (143)         --
       Prepaid expenses and other assets ..........        63     (1,050)      (329)     (3,017)
       Accounts payable ...........................     1,748     (1,712)     1,186       4,599
       Accrued liabilities ........................     1,097         17        315       1,861
       Deferred rent ..............................       123         20        (24)        158
                                                     ---------  ---------  ---------  ----------
          Net cash used in operating activities ...   (25,746)   (24,767)   (17,243)   (109,730)
                                                     ---------  ---------  ---------  ----------
Cash flows from investing activities:
  Purchase of property and equipment ..............    (3,122)    (1,774)    (1,884)     (8,942)
  Proceeds from sale of property and equipment ....        --         --         --         112
  Purchases of marketable securities ..............   (43,208)  (145,808)   (21,835)   (296,930)
  Proceeds from sales of marketable securities ....     8,795         --         --       8,795
  Proceeds from maturities of marketable
    securities ....................................    69,254     56,751     31,133     187,759
                                                     ---------  ---------  ---------  ----------
          Net cash provided by
            (used in) investing activities ........    31,719    (90,831)     7,414    (109,206)
                                                     ---------  ---------  ---------  ----------
Cash flows from financing activities:
  Issuance of common stock, net of issuance costs .     1,941    155,420        558     250,694
  Proceeds from notes payable .....................        --         --         --       3,000
  Issuance of convertible preferred stock, net
    of issuance costs .............................        --         --         --      20,514
  Payments under capital lease obligations ........       (59)      (216)      (255)     (3,881)
                                                     ---------  ---------  ---------  ----------
          Net cash provided by financing
            activities ............................     1,882    155,204        303     270,327
                                                     ---------  ---------  ---------  ----------
Increase (decrease) in cash and cash equivalents ..     7,855     39,606     (9,526)     51,391
Cash and cash equivalents at beginning of period ..    43,536      3,930     13,456          --
                                                     ---------  ---------  ---------  ----------
Cash and cash equivalents at end of period ........ $  51,391  $  43,536  $   3,930  $   51,391
                                                     =========  =========  =========  ==========
Supplemental Disclosures of Cash Flow
  Information:
  Income taxes paid ............................... $      --  $      --  $      --  $      101
  Interest paid ...................................         6         13         34       1,269
Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:
  Property and equipment acquired under capital
    lease obligations .............................        --         --         --       3,881
  Warrants issued .................................        --         --         --          49
  Conversion of notes payable and accrued interest
    into convertible preferred stock ..............        --         --         --       3,051

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from inception (April 1991) through June 30, 2001
 (in thousands, except share and per share amounts)

                                                                                                                        Deficit
                                                  Convertible                                          Accumulated    Accumulated
                                               Preferred Stock         Common Stock      Additional       other         During
                                           --------------------- ----------------------   Paid-in     Comprehensive   Development
                                             Shares      Amount     Shares      Amount    Capital     Income/(Loss)      Stage       Total
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Issuance of common stock for cash at
  $0.02 per share ........................         --  $     --      400,000  $     --  $        6  $            --  $        --  $        6
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1991 .................         --        --      400,000        --           6               --           --           6
Issuance of common stock for cash at an
  average price of $0.02 per share .......         --        --       97,111        --           2               --           --           2
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $1.32 per share ....  2,040,784        --           --        --       2,667               --           --       2,667
Net loss .................................         --        --           --        --          --               --         (523)       (523)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1992 .................  2,040,784        --      497,111        --       2,675               --         (523)      2,152
Issuance of common stock for cash at an
  average price of $0.06 per share .......         --        --       49,000        --           3               --           --           3
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  $4.88 per share ........................  1,580,095        --           --        --       7,674               --           --       7,674
Net loss .................................         --        --           --        --         --                --       (3,580)     (3,580)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1993 .................  3,620,879        --      546,111        --      10,352               --       (4,103)      6,249
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.12 per share .....................         --        --      324,188        --          38               --           --          38
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $8.63 per share ....    886,960        --           --        --       7,623               --           --       7,623
Net loss .................................         --        --           --        --          --               --       (5,141)     (5,141)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1994 .................  4,507,839        --      870,299        --      18,013               --       (9,244)      8,769
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.24 per share .....................         --        --       38,403        --           9               --           --           9
Issuance of warrants .....................         --        --           --        --          49               --           --          49
Net loss .................................         --        --           --        --          --               --      (10,479)    (10,479)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1995 .................  4,507,839        --      908,702        --      18,071               --      (19,723)     (1,652)
Issuance of convertible preferred stock
  for notes payable and accrued interest
  at an average of $8.63 per share .......    353,483          --       --           --      3,051               --          --        3,051
Issuance of convertible preferred stock
  for cash, net of issuance costs, at an
  average price of $8.63 per share .......    295,649           -        --           --     2,550               --           --       2,550
Issuance of common stock upon initial
  public offering, net of issuance
  costs, for cash at $12 per share .......         --           -  2,383,450         1      26,042               --           --      26,043
Conversion of convertible preferred stock
  into common stock ...................... (5,156,971)          -  5,156,971        --          --               --           --          --
Issuance of common stock upon exercise of
  stock options at an average exercise
  price of $1.33 per share ...............         --        --       91,922        --         122               --           --         122
Issuance of common stock upon
  exercise of purchase rights at an
  exercise price of $10.20 per
  share ..................................         --        --        8,379        --          86               --           --          86
Stock compensation expense ...............         --        --           --        --          26               --           --          26
Net loss .................................         --        --           --        --          --               --       (8,235)     (8,235)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1996 .................         --        --    8,549,424         1      49,948               --      (27,958)     21,991
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $16.93 per share ......         --        --    1,442,190        --      24,420               --           --      24,420
Issuance of common stock upon exercise
  of stock options at an average price
  of $2.74 per share .....................         --        --       96,283        --         264               --           --         264
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $10.51 per share ..............         --        --       14,557        --         153               --           --         153
Stock compensation expense ...............         --        --           --        --         126               --           --         126
Net loss .................................         --        --           --        --          --               --      (10,258)    (10,258)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1997 .................         --        --   10,102,454         1      74,911               --      (38,216)     36,696
Issuance of common stock, net of
  issuance costs, for cash at $21.75
  per share ..............................         --        --    2,012,500        --      40,796               --           --      40,796
Issuance of common stock upon exercise
  of stock options at an average
  price of $6.57 per share ...............         --        --       88,933        --         584               --           --         584
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $14.36 per share ..............         --        --       10,372        --         149               --           --         149
Issuance of common stock upon exercise
  of warrants ............................         --        --       80,033        --          --               --           --          --
Stock compensation expense ...............         --        --           --        --          91               --           --          91
Net loss .................................         --        --           --        --          --               --       (9,675)     (9,675)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1998 .................         --        --   12,294,292         1     116,531               --      (47,891)     68,641
Issuance of common stock upon exercise
  of stock options at an average price
  of $5.10 per share .....................         --        --       75,275        --         384               --           --         384
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $12.77 per share ..............         --        --       13,643        --         174               --           --         174
Issuance of common stock upon exercise
  of warrants ............................         --        --       45,661        --          --               --           --          --
Stock compensation expense ...............         --        --           --        --          89               --           --          89
Comprehensive (loss):
  Change in unrealized loss on
  marketable securities ..................         --        --           --        --          --              (85)          --         (85)
Net loss .................................         --        --           --        --          --               --      (19,246)    (19,246)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1999 .................         --        --   12,428,871         1     117,178              (85)     (67,137)     49,957
Issuance of common stock upon exercise
  of stock options at an average price
  of $13.88 per share ....................         --        --      102,372        --       1,421               --           --       1,421
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $25.62 per share ..............         --        --       11,213        --         287               --           --         287
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $44.36 per share ......         --        --    3,465,000         1     153,711               --           --     153,712
Stock compensation expense ...............         --        --           --        --          88               --           --          88
Comprehensive (loss):
  Change in unrealized loss on
    marketable securities ................         --        --           --        --          --             (421)          --        (421)
Net loss .................................         --        --           --        --          --               --      (23,630)    (23,630)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2000 .................         --        --   16,007,456         2     272,685             (506)     (90,767)    181,414
Issuance of common stock upon exercise
  of stock options at an average price
  of $16.17 per share ....................         --        --       93,528        --       1,512               --           --       1,512
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $27.89 per share ..............         --        --       15,386        --         429               --           --         429
Stock compensation expense ...............         --        --           --        --         326               --           --         326
Comprehensive income:
  Change in unrealized gain on
    marketable securities ................         --        --           --        --          --            1,599           --       1,599
Net loss .................................         --        --           --        --          --               --      (30,925)    (30,925)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2001 .................         --  $     --   16,116,370  $      2  $  274,952  $         1,093  $  (121,692) $  154,355
                                           ===========  ======== ============  ========  ==========  ===============  ===========  ==========

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

Management's use of estimates and assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Basic and diluted net loss per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of outstanding convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Options and warrants to purchase 3,272,936, 2,548,634 and 1,981,701 shares of common stock were outstanding at June 30, 2001, 2000 and 1999, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Cash and cash equivalents

All highly liquid investments purchased with an original maturity date of three months or less that are readily convertible into cash and have insignificant interest rate risk are considered to be cash equivalents. All other investments are reported as available-for-sale marketable securities.

Marketable securities - available-for-sale

The company has classified all its marketable securities as "available-for-sale." Unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Gains and losses on securities sold are recorded based on the specific identification method and are included in interest expense and other income (expense), net in the statement of operations.

The company's marketable securities consisted of the following (in thousands):

                                                       Net
                                                     Unrealized Estimated
                                          Amortized    Gains      Fair
                                            Cost     (Losses)     Value
                                          ---------  ---------  ---------
June 30, 2001
Debt (state or political subdivision)... $   3,975  $       4  $   3,979
Debt (corporate)........................    96,323      1,089     97,412
                                          ---------  ---------  ---------
                                         $ 100,298  $   1,093  $ 101,391
                                          =========  =========  =========

June 30, 2000
Certificates of deposit................. $   1,000  $      (1) $     999
Debt (state or political subdivision)...    16,989        (40)    16,949
Debt (corporate)........................   117,228       (465)   116,763
                                          ---------  ---------  ---------
                                         $ 135,217  $    (506) $ 134,711
                                          =========  =========  =========

At June 30, 2001 and 2000, all of the company's debt investments are classified as short-term, as the company may choose not to hold its investments until maturity in order to take advantage of market conditions. Unrealized losses in 2001 and gains in 2000 were not material and have therefore been netted against unrealized gains and losses, respectively. At June 30, 2001, the company's debt marketable securities had the following maturities (in thousands):

                                                     Estimated
                                          Amortized    Fair
                                            Cost       Value
                                          ---------  ---------
Less than one year...................... $  92,528     93,434
Between one and two years...............     7,770      7,957
                                          ---------  ---------
                                         $ 100,298  $ 101,391
                                          =========  =========

Concentration of credit risk

Financial instruments that potentially subject the company to credit risk consist principally of cash, cash equivalents and marketable securities. The company places its cash, cash equivalents and marketable securities with high-credit quality financial institutions and invests in debt instruments of financial institutions, corporations and government entities with strong credit ratings. Management of the company believes it has established guidelines relative to diversification and maturities that maintain safety and liquidity.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three to eight years, or the lease term of the respective assets, if applicable. Amortization of leasehold improvements is computed using the straight-line method over the shorter of their estimated useful lives or lease terms.

Long-lived assets

The company identifies and records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired. No significant impairment losses have been recorded to date with respect to the company's long-lived assets, which consist primarily of property and equipment and leasehold improvements.

Revenue recognition

Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. License and milestone fees are recognized as revenue when earned over the period of the arrangement, as evidenced by achievement of the specified milestones and the absence of any on-going performance obligation. Contract revenue is recognized as earned, primarily based on costs incurred to total estimated costs at completion, pursuant to the terms of each agreement. License, milestone, contract and grant revenues are not subject to repayment. Any amounts received in advance of performance are recorded as deferred revenue.

Recent accounting pronouncements

In July 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The company will adopt SFAS 142 in the first quarter of fiscal year 2003. The company believes that the adoption of these standards will have no impact on its financial statements.

Inventories

The company has purchased quantities of its texaphyrin-based drug substance that are expected to be available in the future to support the commercial launch of its products currently under development. Until the commercial viability of such products has been demonstrated and the necessary regulatory approvals received, the company will continue to charge all such amounts to research and development expense.

Research and development

Research and development activities are expensed as incurred and include costs associated with company's internal programs, as well as costs incurred in connection with contract research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the company. Research and development expenses incurred in connection with research contracts were $0.9 million, $1.7 million and $3.2 million for the years ended June 30, 2001, 2000 and 1999, respectively.

Income taxes

The company provides for income taxes using the liability method. This method requires that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts.

Fair value of financial instruments

The carrying value of the company's financial instruments including cash and cash equivalents, marketable securities and accrued liabilities, approximate fair value due to their short maturities.

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

The company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Stock compensation expense related to stock options granted to non-employees is recognized as the stock options are earned in accordance with the provisions of SFAS 123 and Financial Accounting Standards Board No. Interpretation 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

Reclassifications

Certain amounts have been reclassified in the accompanying financial statements to conform to the fiscal 2001 presentation.

Note 2 - Agreements:

University of Texas License. The company has entered into two exclusive patent license agreements with The University of Texas which permit the company to exclusively manufacture, use and sell products covered by patents that result from certain research conducted by The University of Texas. Each agreement requires the company to pay royalties to The University of Texas. In the year ended June 30, 2001, the company paid $100,000 of royalties and paid no royalties in the years ended June 30, 2000 and 1999.

Alcon Collaboration. In December 1997, the company entered into an evaluation and license agreement with Alcon Pharmaceuticals Ltd., under which Alcon acquired worldwide marketing rights to OPTRIN™ photosensitizer for ophthalmology uses. OPTRIN is a lutetium texaphyrin molecule being developed as a photosensitizer for the use in photodynamic therapy of retinal degeneration. Alcon will conduct and be responsible for all costs associated with its worldwide development and regulatory submissions for ophthalmology uses of OPTRIN. In accordance with the terms of this agreement, the company received a non-refundable, up-front payment and may receive additional amounts based on Alcon reaching certain milestones, as well as royalties on any future product sales. The company is required to supply Alcon with bulk drug substance. Alcon is responsible for formulation and packaging of finished products.

Nycomed Collaboration. In October 1997, the company entered into an agreement with Nycomed Imaging A/S, in which Nycomed acquired exclusive sales and marketing rights to LUTRIN™ photosensitizer for cancer treatments in all markets of the world excluding the United States, Canada and Japan. LUTRIN is a lutetium texaphyrin molecule being developed as a photosensitizer for use in the photodynamic therapy of cancer. In exchange for these rights, Nycomed agreed to pay the company up to approximately $14.0 million as a combination of license fees, a portion of the company's development costs, based upon an agreed budget, and milestone payments related to the initial cancer treatments for LUTRIN to be developed by the company and Nycomed, in each case subject to attainment of certain development, clinical or commercialization milestones. Nycomed agreed to bear a portion of the device and clinical development costs required for regulatory submission for product approval in the United States. Upon receipt of marketing approval by Nycomed for any products developed pursuant to this agreement, Nycomed would have paid the company a royalty on any future product sales. The company was required to supply Nycomed with bulk drug substance and Nycomed was required to produce finished product for use by it and the company. In May 2001, the company and Nycomed terminated this agreement. Pursuant to the termination agreement, Pharmacyclics reacquired all its rights from Nycomed to develop and market LUTRIN and Nycomed agreed to make a non-recurring termination payment to Pharmacyclics of $2,750,000. The termination payment was recorded as revenue in the fourth quarter of fiscal 2001 as the company has no further performance obligation under the termination agreement.

Note 3 - Balance Sheet Components:

Property and equipment consists of the following (in thousands):

                                                         June 30,
                                                    --------------------
                                                      2001       2000
                                                    ---------  ---------
Equipment ........................................ $   6,355  $   4,964
Leasehold improvements ...........................     3,870      2,853
Furniture and fixtures ...........................     1,100        669
                                                    ---------  ---------
                                                      11,325      8,486
Less accumulated depreciation and amortization ...    (6,151)    (4,690)
                                                    ---------  ---------
                                                   $   5,174  $   3,796
                                                    =========  =========

Accrued liabilities consist of the following (in thousands):

                                                         June 30,
                                                    --------------------
                                                      2001       2000
                                                    ---------  ---------
Employee compensation ............................ $    1756  $     664
Other ............................................       105        100
                                                    ---------  ---------
                                                   $   1,861  $     764
                                                    =========  =========

Note 4 - Stockholders' Equity:

Common stock

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

The ability of the company's Board of Directors to issue shares of preferred stock without stockholder approval, and the adoption of a stockholder rights plan, may alone or in combination have certain anti-takeover effects. The company is also subject to provisions of the Delaware General Corporation Law, which may make certain business combinations more difficult.

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

Warrants

In connection with the company's initial public offering during 1995, outstanding warrants to purchase shares of preferred stock were converted into warrants to purchase shares of common stock. In fiscal 1998, holders of all of the warrants granted in July 1995 elected "net issue exercises" at an average market price of $24.15 per share, resulting in the issuance of 80,033 shares of common stock and the cancellation of warrants to purchase 44,465 shares of common stock. In fiscal 1999, warrants for 45,661 shares were exercised. At June 30, 2001, there are no outstanding warrants.

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

1995 Stock Option Plan. The company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors in August 1995. The 1995 Plan authorizes for issuance 3,464,278 shares of common stock. Beginning on January 1, 1996, the 1995 Plan also allows for an annual increase to the number of shares available for issuance equal to 1% of the number of shares of common stock outstanding on the last day of the preceding calendar year, not to exceed 500,000 shares per year. Shares of common stock subject to outstanding options that expire or terminate prior to exercise will be available for future issuance under the 1995 Plan.

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

In the event the company is acquired by merger, consolidation or asset sale, options outstanding under the 1995 Plan will immediately vest in full, except to the extent the options are assumed by the acquiring entity. Any assumed options will accelerate upon the optionee's involuntary termination within 18 months following the acquisition. The Compensation Committee also has discretion to provide for the acceleration of one or more outstanding options under the 1995 Plan and the vesting of shares subject to outstanding options upon the occurrence of certain hostile tender offers. Such accelerated vesting may be conditioned upon the subsequent termination of the affected optionee's service. The Board may amend or modify the 1995 Plan at any time. The 1995 Plan will terminate on August 1, 2005, unless terminated earlier by the Board.

1995 Non-Employee Directors Stock Option Plan. The Company's 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"), was adopted by the Board of Directors on August 2, 1995. Automatic option grants are made at periodic intervals to eligible non-employee Board members under the Directors Plan. The Directors Plan became effective as of the effective date of the Company's initial public offering. A total of 246,667 shares of common stock have been reserved for issuance under the Directors Plan.

Each individual first elected or appointed as a non-employee Board member will automatically be granted, on the date of such election or appointment, a non-statutory option to purchase 10,000 shares of common stock vesting over five years. In addition, on the date of each annual stockholders meeting each individual who is to continue to serve as a non-employee Board member after that annual meeting and has been a member of the Board for at least six months will automatically be granted a non-statutory option to purchase 5,000 shares of common stock, vesting in equal monthly installments for one year after the grant date. There will be no limit on the number of such annual 5,000-share option grants any one non-employee Board member may receive over his or her period of continued Board service. The exercise price per share of each automatic option grant will be equal to the fair market value of the common stock on the automatic grant date. Each automatic option will be immediately exercisable; however, any shares purchased upon exercise of the option will be subject to repurchase should the optionee's service as a non-employee Board member cease prior to vesting in the shares. Each 10,000-share grant will vest in five equal and successive annual installments over the optionee's period of Board service. Each 5,000-share grant will vest in twelve equal and successive monthly installment over the optionee's period of Board service.

In the event of the Board member's death or permanent disability or in the event the company is acquired by a merger or asset sale and in the event of certain hostile tender offers, each outstanding option will become fully vested. Upon the acquisition of 50% or more of the company's outstanding voting stock pursuant to a hostile tender offer, each automatic option grant outstanding for at least six months may be surrendered automatically or be cancelled in exchange for cash distribution to the Board member based upon the tender offer price. The Directors Plan will terminate on August 1, 2005.

The following table summarizes activity under the company's stock option plans (in thousands, except per share amounts):

                                              Options Outstanding
                                             ---------------------
                                                         Weighted
                                                          Average
                                                         Exercise
                                   Shares                  Price
                                  Available                 Per
                                  for Grant    Number      Share
                                 ----------- ----------  ---------
Authorized .....................      1,000         --  $      --
Granted ........................       (480)       480       0.19
                                 ----------- ----------
Balance at June 30, 1993 .......        520        480       0.19
Exercised ......................         --       (324)      0.12
Granted ........................       (167)       167       2.22
Canceled .......................          8         (8)      0.11
                                 ----------- ----------
Balance at June 30, 1994 .......        361        315       1.37
Exercised ......................         --        (39)      0.24
Granted ........................       (193)       193       3.75
Canceled .......................         38        (38)      1.82
                                 ----------- ----------
Balance at June 30, 1995 .......        206        431       2.50
Authorized .....................        485         --         --
Exercised ......................         --        (92)      3.09
Granted ........................       (492)       492      10.03
Canceled .......................         11        (11)      6.11
                                 ----------- ----------
Balance at June 30, 1996 .......        210        820       9.20
Authorized .....................        842         --         --
Exercised ......................         --        (96)      2.74
Granted ........................       (569)       569      16.69
Canceled .......................         31        (31)     12.21
                                 ----------- ----------
Balance at June 30, 1997 .......        514      1,262      11.58
Authorized .....................        602         --         --
Exercised ......................         --        (89)      6.57
Granted ........................       (577)       577      25.33
Canceled .......................        158       (158)     15.41
                                 ----------- ----------
Balance at June 30, 1998 .......        697      1,592      16.43
Authorized .....................        524         --         --
Exercised ......................         --        (75)      5.10
Granted ........................       (671)       671      19.25
Canceled .......................        221       (221)     20.37
                                 ----------- ----------
Balance at June 30, 1999 .......        771      1,967      17.38
Authorized .....................        681         --         --
Exercised ......................         --       (103)     13.88
Granted ........................       (723)       723      56.97
Canceled .......................         53        (53)     23.38
                                 ----------- ----------
Balance at June 30, 2000 .......        782      2,534      28.70
Authorized .....................        811         --         --
Exercised ......................         --        (94)     16.17
Granted ........................       (947)       947      36.80
Canceled .......................        114       (114)     45.70
                                 ----------- ----------
Balance at June 30, 2001 .......        760      3,273      29.78
                                 =========== ==========

A summary of outstanding and vested stock options as of June 30, 2001 is as follows:

                             Options Outstanding         Options Vested
                    --------------------------------- ---------------------
                                            Weighted              Weighted
                                Weighted     Average               Average
                                 Average    Exercise              Exercise
                      Number    Remaining     Price     Number      Price
     Range of           of     Contractual     Per        of         Per
  Exercise Prices     Shares      Life        Share     Shares      Share
------------------- ---------- -----------  --------- ----------  ---------
$0.075 - $7.50 ....   306,903        3.77  $    6.09    306,903  $    6.09
 12.000 - 17.63....   505,952        6.65      16.31    264,248      15.72
 17.75 -19.75......   315,364        5.71      18.53    268,784      18.32
 20.25 - 24.25.....   322,645        7.24      22.45    187,203      22.47
 26.125 - 27.51....   893,975        8.99      27.36    135,584      26.99
 28.125 - 51.625...   382,034        9.21      40.56     55,780      38.63
 58.063 - 58.063...   466,013        8.94      58.06     96,604      58.06
 66.125 - 78.125...    80,050        8.69      76.83     26,355      77.21
                    ----------                        ----------
                    3,272,936        7.27      29.78  1,341,461      21.33
                    ==========                        ==========

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. The company has reserved 100,000 shares of common stock under the Purchase Plan. Sales under the Purchase Plan in fiscal 2001, 2000 and 1999 were 15,386, 11,213 and 13,643 shares of common stock at an average price of $27.89, $25.62 and $12.77 per share, respectively. Shares available for future purchase under the Purchase Plan are 26,450 at June 30, 2001. The Purchase Plan will terminate in October 2005.

Pro forma disclosure

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans during fiscal 2001, 2000 and 1999 was $23.43, $40.84 and $13.74 per share, respectively. The weighted average estimated grant date fair value of purchase awards under the company's Purchase Plan during fiscal 2001, 2000 and 1999 was $21.09, $18.06 and $13.46, respectively. The estimated grant date fair values were calculated using the Black-Scholes valuation model.

The following assumptions are included in the estimated grant date fair value calculations for the company's stock option and purchase awards:

                                              Year Ended June 30,
                                        -----------------------------
                                          2001       2000      1999
                                        ---------  --------  --------
Stock option plans:
  Expected dividend yield ............         0%       0%       0%
  Expected stock price volatility ....        84%      81%      86%
  Risk free interest rate ............      5.21%    6.37%    5.15%
  Expected life (years) ..............      5.65      5.61      5.10

Stock purchase plan:
  Expected dividend yield ............         0%       0%       0%
  Expected stock price volatility ....        81%      81%      86%
  Risk free interest rate ............      6.42%    6.25%    4.68%
  Expected life (years) ..............      2.00      2.00      1.28

Pro forma net loss and net loss per share

Had the company recorded stock compensation cost based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the company's net loss and net loss per share would have been increased to the pro forma amounts below (in thousands, except per share amounts):

                                             Year Ended June 30,
                                        -----------------------------
                                          2001       2000      1999
                                        ---------  --------  --------
Net loss:
  As reported ........................ $ (30,925) $(23,630) $(19,246)
  Pro forma ..........................   (41,678)  (29,060)  (22,500)
Net loss per share:
  As reported ........................ $   (1.92) $  (1.60) $  (1.55)
  Pro forma ..........................     (2.59)    (1.97)    (1.82)

Such pro forma disclosures may not be representative of the pro forma effect in future years because options vest over several years and additional grants may be made each year.

Note 5 - Income Taxes:

Deferred tax assets are summarized as follows (in thousands):

                                             June 30,
                                        -------------------
                                          2001       2000
                                        ---------  --------
Net operating loss carryforwards ..... $  43,297  $ 32,607
Tax credit carryforwards .............     7,586     5,291
Capitalized start-up and R&D costs ...     1,937       637
Depreciation and amortization.........       529       209
Reserves and accruals.................     2,172       386
                                        ---------  --------
Gross deferred tax assets ............    55,521    39,130
Less valuation allowance .............   (55,521)  (39,130)
                                        ---------  --------
Net deferred tax assets .............. $      --  $     --
                                        =========  ========

A full valuation allowance has been established for the company's deferred tax assets at June 30, 2001 since realization of such assets through the generation of future taxable income is uncertain.

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to the loss before income taxes as summarized below (in thousands):

                                             Year Ended June 30,
                                        -----------------------------
                                          2001       2000      1999
                                        ---------  --------  --------
Tax benefit at statutory rate ........ $  10,824  $  8,271  $  6,736

Net operating loss carryforward for
  which no benefit was available......   (10,824)   (8,271)   (6,736)
                                        ---------  --------  --------
                                       $      --  $     --  $     --
                                        =========  ========  ========

At June 30, 2001, the company had federal and state net operating loss carryforwards of approximately $118.8 million and $50.0 million, respectively, and federal and state tax credit carryforwards of $5.3 million and $3.4 million, respectively, available to offset future taxable income. These amounts expire at various times through 2021.

Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and tax credit carryforwards that can be carried forward may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. As a result of ownership changes that have occurred in the past, management believes that utilization of the company's net operating loss and tax credit carryforwards is subject to certain annual limitations.

Note 6 - Commitments:

The company leases its facilities under non-cancelable operating leases that expire in fiscal 2004.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                                                   Minimum
                                                    Lease
                                                   Payments
                                                   --------
Year Ending June 30,
-------------------------------------------------
2002............................................. $  2,848
2003.............................................    3,486
2004.............................................    2,163
                                                   --------
                                                  $  8,497
                                                   ========

Rent expense for the years ended June 30, 2001, 2000 and 1999 was $1,174,000, $731,000 and $457,000, respectively, and $4,174,000 for the period from inception (April 1991) through June 30, 2001. The terms of one facility lease provides for rental payments on a graduated scale. The company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid at June 30, 2001.

Note 7 - Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

                                                            Quarter Ended
                                        --------------------------------------------------------
                                        September 30,   December 31,   March 31,      June 30,
                                        ------------    ------------  ------------  ------------
Fiscal 2001

Revenues ............................. $        110    $        229  $         70  $      2,712
Loss from operations .................      (11,163)        (10,556)       (9,233)      (10,449)
Net loss .............................       (8,215)         (7,877)       (6,639)       (8,194)

Basic and diluted net loss per share . $      (0.51)   $      (0.49) $      (0.41) $      (0.51)

Shares used in computation of basic
   and diluted net loss per share ....       16,031          16,062        16,093        16,116

                                                            Quarter Ended
                                        --------------------------------------------------------
                                        September 30,   December 31,   March 31,      June 30,
                                        ------------    ------------  ------------  ------------
Fiscal 2000

Revenues ............................. $        135    $      1,168  $        125  $        176
Loss from operations .................       (4,312)(1)      (7,286)       (9,471)      (10,326)
Net loss .............................       (3,642)         (5,407)       (7,251)       (7,330)

Basic and diluted net loss per share . $      (0.29)   $      (0.36) $      (0.47) $      (0.46)

Shares used in computation of basic
   and diluted net loss per share ....       12,512          15,072        15,342        15,979

(1) Loss from operations was reduced by a credit to research and development expense of $3,540,000 associated with the termination of one of our manufacturing development and supply agreements.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this Item 10 (with respect to Directors) is hereby incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held on October 31, 2001, (the "Proxy Statement"). The required information concerning MANAGEMENT - Directors and Executive Officers is contained in Item 1, Part 1, of this Form 10-K under the caption "Executive Officers and Directors" on pages 26 through 28.

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

(a) 1. Financial Statements

See Index to Financial Statements under Item 8 on page 36.

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
10.1

Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.2

Series C Stock Purchase Agreement dated as of June 13, 1994, between the Company and the investors specified therein (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.3

Investment Agreement dated as of July 31, 1995, between the Company and the investors specified therein (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.4

Form of Series C Preferred Stock Purchase Warrant dated as of July 31, 1995, issued by the Company to the investors listed on Schedule A thereto (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.5

Master Lease and Warrant Agreements entered into between the Company and Comdisco, Inc., dated as of July 22, 1992, July 30, 1992, March 31, 1993, June 24, 1993, October 3, 1994, respectively (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.6*

Patent License Agreement entered into between the Company and The University of Texas, Austin dated entered into on or about July 1, 1991 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.7*

Patent License Agreement entered into between the Company and The University of Texas, Dallas dated as of July 1, 1992, as amended by the Patent License Agreement dated May 27, 1993 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.8*

Patent License Agreement entered into between the Company and Stuart W. Young dated as of October 15, 1992 (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.9

Lease Agreement entered into between the Company and New England Mutual Life Insurance Company dated as of June 17, 1993, as amended on July 22, 1993, and as further amended on March 1, 1994 (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.10

Supply Agreement entered into between the Company and Glaxo Wellcome Company. (f/k/a Burroughs Wellcome Co.) dated as of March 1, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.11*

License Agreement entered into between the Company and Cook, Incorporated, dated as of April 4, 1995 (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.12*

License and Supply Agreement entered into between the Company and E-Z-EM, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

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
10.44*

Master Development and Supply Agreement, dated March 20, 2000 by and between Cook Imaging Corporation, D.B.A. Cook Pharmaceutical Solutions, and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2000)

10.45

Employment agreement, dated March 23, 2000 by and between the Company and Cynthia J. Ladd (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 2000.)

10.46

Employment agreement, dated July 10, 2000, by and between the Company and Jon R. Wallace (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.47*

Supply Agreement, dated December 11, 2000 by and between Dixie Chemical Company and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.)

10.48*

Supply Agreement, dated December 18, 2000 by and between Lonza, AG and the Registrant (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.)

10.49	Lease and Lease Termination Agreement dated June 14, 2000 by and between the Registrant and Metropolitan Life Insurance Company
10.50	First Amendment to New Lease dated April 10, 2001 by and between the Registrant and Metropolitan Life Insurance Company
10.51	Second Amendment to New Lease dated June 29, 2001 by and between the Registrant and Metropolitan Life Insurance Company
23.1	Consent of Independent Accountants
24.1	Power of Attorney (see page 63)

__________

* Confidential treatment has been granted as to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 7, 2001

Pharmacyclics, Inc.

By:	/s/ Richard A. Miller, M.D.

Richard A. Miller, M.D.
President, Chief Executive Officer and Director

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

Signature	Title	Date
/s/ RICHARD A. MILLER, M.D. Richard A. Miller, M.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	September 7, 2001
/s/ LEIV LEA Leiv Lea	Vice President, Finance and Administration and Chief Financial and Accounting Officer (Principal Accounting Officer)	September 7, 2001
/s/ MILES R. GILBURNE Miles R. Gilburne	Director	September 7, 2001
/s/ LORETTA M. ITRI, M.D. Loretta M. Itri, M.D.	Director	September 7, 2001
/s/ RICHARD M. LEVY, PH.D. Richard M. Levy, Ph.D.	Director	September 7, 2001
/s/ WILLIAM R. ROHN William R. Rohn	Director	September 7, 2001
/s/ CRAIG C. TAYLOR Craig C. Taylor	Director	September 7, 2001

EXHIBITS INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)
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
10.1

Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.2

Series C Stock Purchase Agreement dated as of June 13, 1994, between the Company and the investors specified therein (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.3

Investment Agreement dated as of July 31, 1995, between the Company and the investors specified therein (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.4

Form of Series C Preferred Stock Purchase Warrant dated as of July 31, 1995, issued by the Company to the investors listed on Schedule A thereto (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.5

Master Lease and Warrant Agreements entered into between the Company and Comdisco, Inc., dated as of July 22, 1992, July 30, 1992, March 31, 1993, June 24, 1993, October 3, 1994, respectively (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.6*

Patent License Agreement entered into between the Company and The University of Texas, Austin dated entered into on or about July 1, 1991 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.7*

Patent License Agreement entered into between the Company and The University of Texas, Dallas dated as of July 1, 1992, as amended by the Patent License Agreement dated May 27, 1993 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.8*

Patent License Agreement entered into between the Company and Stuart W. Young dated as of October 15, 1992 (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.9

Lease Agreement entered into between the Company and New England Mutual Life Insurance Company dated as of June 17, 1993, as amended on July 22, 1993, and as further amended on March 1, 1994 (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.10

Supply Agreement entered into between the Company and Glaxo Wellcome Company. (f/k/a Burroughs Wellcome Co.) dated as of March 1, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.11*

License Agreement entered into between the Company and Cook, Incorporated, dated as of April 4, 1995 (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.12*

License and Supply Agreement entered into between the Company and E-Z-EM, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

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
10.44*

Master Development and Supply Agreement, dated March 20, 2000 by and between Cook Imaging Corporation, D.B.A. Cook Pharmaceutical Solutions, and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2000)

10.45

Employment agreement, dated March 23, 2000 by and between the Company and Cynthia J. Ladd (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 2000.)

10.46

Employment agreement, dated July 10, 2000, by and between the Company and Jon R. Wallace (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.47*

Supply Agreement, dated December 11, 2000 by and between Dixie Chemical Company and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.)

10.48*

Supply Agreement, dated December 18, 2000 by and between Lonza, AG and the Registrant (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.)

10.49	Lease and Lease Termination Agreement dated June 14, 2000 by and between the Registrant and Metropolitan Life Insurance Company
10.50	First Amendment to New Lease dated April 10, 2001 by and between the Registrant and Metropolitan Life Insurance Company
10.51	Second Amendment to New Lease dated June 29, 2001 by and between the Registrant and Metropolitan Life Insurance Company
23.1	Consent of Independent Accountants
24.1	Power of Attorney (see page 63)

__________

* Confidential treatment has been granted as to certain portions of this agreement.