Form 10-Q
period 2001-09-30
PHARMACYCLICS INC
filed 2001-11-08
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
or

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of October 31, 2001, there were 16,137,904 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

PHARMACYCLICS, INC.
Form 10-Q
INDEX

PHARMACYCLICS® , the "pentadentate" logo , XCYTRIN® , ANTRIN® and LUTRIN® are registered U.S. trademarks; OPTRIN™ is a trademark of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

PHARMACYCLICS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                            September 30,  June 30,
                                                                2001         2001
                                                            -----------  -----------
                          ASSETS
   Current assets:
     Cash and cash equivalents ........................... $    52,254  $    51,391
     Marketable securities ...............................      90,121      101,391
     Prepaid expenses and other current assets ...........       2,319        2,265
                                                            -----------  -----------
          Total current assets ...........................     144,694      155,047
   Property and equipment, net ...........................       5,304        5,174
   Other assets ..........................................         729          752
                                                            -----------  -----------
                                                           $   150,727  $   160,973
                                                            ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable .................................... $     3,055  $     4,599
     Accrued liabilities .................................       2,693        1,861
                                                            -----------  -----------
          Total current liabilities ......................       5,748        6,460
   Deferred rent .........................................         166          158
                                                            -----------  -----------
          Total liabilities ..............................       5,914        6,618
                                                            -----------  -----------
   Stockholders' equity:
     Preferred stock .....................................          --           --
     Common stock ........................................           2            2
     Additional paid-in capital ..........................     275,130      274,952
     Accumulated other comprehensive income ..............       1,075        1,093
     Deficit accumulated during development stage ........    (131,394)    (121,692)
                                                            -----------  -----------
         Total stockholders' equity ......................     144,813      154,355
                                                            -----------  -----------
                                                           $   150,727  $   160,973
                                                            ===========  ===========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                              Three Months Ended
                                                 September 30,
                                              ------------------
                                                2001      2000
                                              --------  --------

Contract revenues .......................... $     --  $    110
                                              --------  --------
Operating expenses:
     Research and development ..............    9,570    10,039

     Marketing, general and administrative .    2,087     1,234
                                              --------  --------
            Total operating expenses .......   11,657    11,273
                                              --------  --------
Loss from  operations ......................  (11,657)  (11,163)

Interest and other income, net .............    1,955     2,948
                                              --------  --------
Net loss ................................... $ (9,702) $ (8,215)
                                              ========  ========

Basic and diluted net loss per share ....... $  (0.60) $  (0.51)
                                              ========  ========
Shares used to compute basic and
    diluted net loss per share .............   16,122    16,031
                                              ========  ========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                    Three Months Ended
                                                                       September 30,
                                                                   --------------------
                                                                      2001       2000
                                                                   ---------  ---------
Cash flows from operating activities:
   Net loss ..................................................... $  (9,702) $  (8,215)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization ................................       562        318
   Stock compensation expense ...................................        47         22
   Changes in assets and liabilities:
      Prepaid expenses and other assets .........................       (31)      (883)
      Accounts payable ..........................................    (1,544)     2,232
      Accrued liabilities .......................................       832        329
      Deferred rent .............................................         8         (3)
                                                                   ---------  ---------
         Net cash used in operating activities ..................    (9,828)    (6,200)
                                                                   ---------  ---------
Cash flows from investing activities:
   Purchase of property and equipment ...........................      (692)      (346)
   Purchases of marketable securities ...........................   (19,017)   (12,700)
   Proceeds from maturities of marketable securities ............    30,269      8,138
                                                                   ---------  ---------
        Net cash provided by (used in) investing activities .....    10,560     (4,908)
                                                                   ---------  ---------
Cash flows from financing activities:
   Payments under capital lease obligations .....................       --         (27)
   Proceeds from sale of stock ..................................       131        621
                                                                   ---------  ---------
        Net cash provided by financing activities ...............       131        594
                                                                   ---------  ---------
Increase (decrease) in cash and cash equivalents ................       863    (10,514)
Cash and cash equivalents at beginning of the period ............    51,391     43,536
                                                                   ---------  ---------
Cash and cash equivalents at end of the period .................. $  52,254  $  33,022
                                                                   =========  =========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the "company" or "Pharmacyclics") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the company included in the company's Annual Report on Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission on September 14, 2001.

The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2002 or for any other future period.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. License and milestone fees are recognized as revenue when earned over the period of the arrangement, as evidenced by achievement of the specified milestones and the absence of any on-going obligation. Contract revenue is recognized as earned, primarily based on costs incurred to total estimated costs at completion, pursuant to the terms of each agreement. License, milestone, contract and grant revenues are not subject to repayment. Any amounts received in advance of performance are recorded as deferred revenue.

Research and Development Costs

Research and development costs are expensed as incurred and include costs associated with the company's internal programs as well as costs incurred in connection with contract research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the company.

Cash Equivalents and Marketable Securities

All highly liquid marketable securities purchased with an original maturity date of three months or less are considered to be cash equivalents. The company has classified all its marketable securities as "available-for-sale." Unrealized gains and losses on marketable securities held are included in other comprehensive income (loss). Gains and losses on marketable securities sold are recorded based on the specific identification method and are included in the results of operations.

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Options and warrants to purchase 3,376,224 and 2,572,442 shares of common stock were outstanding at September 30, 2001 and 2000, respectively.

Note 3 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on available-for-sale securities which are excluded from the results of operations.

The company's comprehensive losses were as follows (in thousands):

                                       Three Months Ended
                                           September 30,
                                      --------------------
                                        2001       2000
                                      ---------  ---------
Net loss ........................... $  (9,702) $  (8,215)
Change in net unrealized gains and
  losses on available-for-sale
  securities .......................       (18)       533
                                      ---------  ---------
Comprehensive loss ................. $  (9,720) $  (7,682)
                                      =========  =========

Note 4 - Recent Accounting Pronouncements

In July 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The company will adopt SFAS 142 in the first quarter of fiscal year 2003. The company believes that the adoption of these standards will have no impact on its financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Factors that May Affect Future Operating Results

In addition to historical information, this report contains predictions, estimates and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the factors, including those discussed in "Factors That May Affect Future Operating Results," elsewhere in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and retinal disease. We are conducting a multicenter international Phase III clinical trial of XCYTRIN® (motexafin gadolinium) Injection to improve the efficacy of radiation therapy of tumors that have spread to the brain resulting from a variety of cancers, including those of the lung and breast. We have completed patient enrollment and follow-up in this study and, after completion of data analysis, expect to be able to announce a top-line analysis of the results by the end of calendar year 2001. We have completed patient enrollment in a multicenter Phase II trial with XCYTRIN for the treatment of glioblastoma multiforme, a malignant primary brain tumor. Patient enrollment has been completed in a Phase IIb clinical trial for LUTRIN® (motexafin lutetium) Injection as a photosensitizer for use in the photodynamic therapy of patients with recurrent breast cancers to the chest wall that have failed standard therapies. Through our Cooperative Research and Development Agreement, the National Cancer Institute is conducting Phase I trials of XCYTRIN for treatment of both primary adult and pediatric brain tumors, pancreatic cancer and lung cancer and of LUTRIN for prostate and cervical cancer. We are now conducting a multicenter randomized Phase II clinical trial with ANTRIN® (motexafin lutetium) Injection photoangioplasty for treatment of patients with peripheral arterial disease and recently completed enrollment in a Phase I trial for treatment of coronary artery disease. In addition, Alcon has completed a Phase II clinical trial with OPTRIN™ (motexafin lutetium) Injection for the photodynamic therapy of patients with a degenerative disease of the retina caused by growth of small blood vessels in the retina known as age-related macular degeneration. Alcon conducted this trial under a 1997 evaluation and license agreement that gave Alcon the right to conduct worldwide development, marketing and sales of OPTRIN for ophthalmology indications. In October 2001, Alcon gave up its rights under the evaluation and license agreement.

To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales. We have incurred significant operating losses since our inception in 1991 and, as of September 30, 2001, had an accumulated deficit of approximately $131.4 million. We expect to continue to incur significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

Results of Operations

Revenues

Revenues were $0 for the three months ended September 30, 2001 compared to $110,000 for the three months ended September 30, 2000. Revenue in fiscal 2001 consisted of contract revenue associated with the company's corporate collaboration agreement with Nycomed Amersham plc to sell and market LUTRIN outside the United States, Canada and Japan. This agreement was terminated in the fourth quarter in fiscal 2001.

Research and Development

Research and development expenses decreased $469,000 (5%) to $9,570,000 in the three months ended September 30, 2001, from $10,039,000 in the three months ended September 30, 2000. The decrease in expense is due to lower drug costs ($1,913,000) in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Until commercial viability of such products are demonstrated and necessary regulatory approvals are received, the company will charge all such amounts to research and development expense. This decrease was partially offset by increases in personnel costs due to increased headcount to support the trials and expanded research efforts ($1,270,000). Research and development expenses can vary significantly quarter-to-quarter based on the timing of clinical trials and drug substance purchases. Generally, we expect research and development expenses to increase in fiscal 2002 as we continue development of our products.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $853,000 (69%) to $2,087,000 in the three months ended September 30, 2001 from $1,234,000 in the three months ended September 30, 2000. The increase was primarily due to an increase in marketing expenses to promote awareness of the company's products ($395,000), higher facility and information systems expenses to support the growth in headcount ($194,000), and increases in administration personnel costs due to increases in headcount to support the company's growth ($156,000). We expect marketing, general and administrative expenses to continue to grow in 2002 as the company continues to increase awareness of the company's product and to build infrastructure to support the company's expected growth.

Interest and Other Income, Net

Interest and other income, net decreased $993,000 (34%) to $1,955,000 in the three months ended September 31, 2001 from $2,948,000 in the three months ended September 30, 2000. The decrease is primarily due to the lower cash, cash equivalents and marketable securities balances combined with lower interest rates being earned by these balances.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

As of September 30, 2001, we had approximately $142,375,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $9,828,000 in the three months ended September 30, 2001 was primarily due to the company's net loss and decrease in accounts payable, partially offset by an increase in accrued liabilities. Net cash used in operating activities of $6,200,000 for the three months ended September 30, 2000 resulted primarily from the net loss for the period and an increase in prepaid expenses and other assets, partially offset by an increase in accounts payable.

Net cash provided by investing activities of $10,560,000 for the three months ended September 30, 2001 consisted primarily of proceeds from the maturities of marketable securities, net of purchases of investments. Net cash used in investing activities of $4,908,000 for the three months ended September 30, 2000 consisted primarily of purchases of marketable securities, net of maturities of marketable securities.

Net cash provided by financing activities of $131,000 and $594,000 for the three months ended September 30, 2001 and 2000, respectively, primarily consisted of proceeds from the sale of stock under the company's stock plans.

Based on the current status of our product development and commercialization plans, we believe cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the calendar year 2002. However, our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

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

Recent Accounting Pronouncements

In July 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The company will adopt SFAS 142 in the first quarter of fiscal year 2003. The company believes that the adoption of these standards will have no impact on its financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2001 would have potentially declined by $394,000.

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

Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, data such as ours is susceptible to varying interpretations which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory clearance of the potential product and would materially harm our business. Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products.

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1991 and, as of September 30, 2001, had an accumulated deficit of approximately $131.4 million. We expect to continue to incur substantial additional operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our proposed products. To date, we have not generated revenue from the commercial sale of our products. All revenues to date are primarily from license and milestone payments and, to a lesser extent, funding from one government research grant.

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

We rely heavily on third parties

We currently depend heavily and will depend heavily in the future on third parties for support in product development, manufacturing, marketing and distribution. We depend upon the National Cancer Institute for the sponsoring and funding of certain of the clinical trials of our XCYTRIN radiation enhancer and LUTRIN photosensitizer products in development. We cannot be certain that the National Cancer Institute will enlist support for all such trials or that it will continue our funding. If the National Cancer Institute did not support such trials, we may have to fund the continuation of such trials ourselves or reduce the number of disease types in our clinical trials. We cannot be certain that any of these parties will fulfill their obligations in a manner that maximizes our revenues. Our failure to receive milestone payments or any reduction or discontinuance of efforts by our partners or the termination of these alliances could have a material adverse effect on our business, financial condition and results of operations.

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

We lack marketing and sales experience

We currently have limited marketing, sales and distribution experience. We must develop a sales force with technical expertise. We have no experience in developing, training or managing a sales force. We will incur substantial additional expenses in developing, training and managing such an organization. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or our direct marketing and sales efforts may be unsuccessful. In addition, we compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against such other companies.

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
  our ability to establish collaborative arrangements;
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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On October 31, 2001, at the Company's 2001 Annual Meeting of Stockholders, the following matters were submitted and voted on by stockholders and were adopted:

  The election of Miles R. Gilburne, Loretta M. Itri, M.D., Richard M. Levy, Ph.D., Richard A. Miller, M.D., William R. Rohn and Craig C. Taylor by the stockholders to serve on the Board of Directors.

  The results of the vote are as follows:

	Total Vote for Each Director	Total Vote Withheld from Each Director
Miles R. Gilburne	13,807,544	120,988
Loretta M. Itri, M.D.	13,807,534	120,998
Richard M. Levy, Ph.D.	13,803,334	125,198
Richard A. Miller, M.D.	13,282,445	646,087
William R. Rohn	13,807,434	121,098
Craig C. Taylor	13,807,444	121,088

  The amendment of the Company's Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of the Company's common stock from 24,000,000 to 49,000,000.

  The results of the vote are as follows:

For	Against	Abstain
11,628,858	1,993,399	306,275

  The amendment of the Company's 1995 Stock Option Plan (the "Option Plan") in order to increase the total number of shares of common stock authorized for issuance over the term of the Option Plan by an additional 560,000 shares.

  The results of the vote are as follows:

For	Against	Abstain
9,764,532	3,851,664	312,336

  The amendment of the Company's Non-Employee Directors Stock Option Plan (the "Directors Option Plan") in order to increase the total number of shares of common stock authorized for issuance over the term of the Directors Option Plan by an additional 25,000 shares.

  The results of the vote are as follows:

For	Against	Abstain
11,630,816	1,986,980	310,736

  The amendment of the Company's 1995 Employee Purchase Plan (the "Purchase Plan") in order to increase the total number of shares of common stock authorized for issuance over the term of the Option Plan by an additional 200,000 shares.

  The results of the vote are as follows:

For	Against	Abstain
13,477,223	143,347	307,962

  The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 30, 2002.

  The results of the vote are as follows:

For	Against	Abstain
13,594,840	30,667	303,025

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K
a.	Exhibits
	10.1	Employment agreement, dated August 14, 2001, by and between the Company and Timothy G. Whitten
	10.2+	Supply Agreement, dated August 17, 2001, by and between the Company and EMS-DOTTIKON AG.
b.	Reports on Form 8-K
None

+ Confidential treatment has been requested for certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended, pursuant to an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, (the"Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACYCLICS, INC.

(Registrant)

Dated: November 8, 2001	By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: November 8, 2001	By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
10.1	Employment agreement, dated August 14, 2001, by and between the Company and Timothy G. Whitten
10.2+	Supply Agreement, dated August 17, 2001, by and between the Company and EMS-DOTTIKON AG.
+

Confidential treatment has been requested for certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended, pursuant to an application for confidential treatment.