Form 10-Q
period 2001-12-31
PHARMACYCLICS INC
filed 2002-02-13
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of December 31, 2001, there were 16,139,904 shares of the registrant's Common Stock outstanding, par value $0.0001 per share.

PHARMACYCLICS, INC.
Form 10-Q
INDEX

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Balance Sheets as of December 31, 2001 and June 30, 2001	#

Condensed Statements of Operations for the three and six months ended December 31, 2001 and 2000.	#

Condensed Statements of Cash Flows for the six months ended December 31, 2001 and 2000.	#

Notes to Condensed Financial Statements	#

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	#

Item 3. Quantitative and Qualitative Disclosures About Market Risk and Factors that May Affect Future Operating Results	#

PART II. Other Information

Item 1. Legal Proceedings	#

Item 2: Changes in Securities	#

Item 3: Defaults Upon Senior Securities	#

Item 4: Submission of Matters to a Vote of Security Holders	#

Item 5: Other Information	#

Item 6. Exhibits and Reports on Form 8-K	#

Signatures	#

Pharmacyclics® , the "pentadentate" logo , Xcytrin® , Antrin® , and Lutrin® , are registered U.S. trademarks; Optrin™ is a trademark of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PHARMACYCLICS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                           December 31,   June 30,
                                                               2001         2001
                                                           -----------  -----------
                         ASSETS
   Current assets:
     Cash and cash equivalents .......................... $    52,329  $    51,391
     Marketable securities ..............................      79,190      101,391
     Prepaid expenses and other current assets ..........       2,248        2,265
                                                           -----------  -----------
          Total current assets ..........................     133,767      155,047
   Property and equipment, net ..........................       5,157        5,174
   Other assets .........................................         722          752
                                                           -----------  -----------
                                                          $   139,646  $   160,973
                                                           ===========  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable ................................... $     4,801  $     4,599
     Accrued liabilities ................................       1,656        1,861
                                                           -----------  -----------
          Total current liabilities .....................       6,457        6,460
   Deferred rent ........................................         179          158
                                                           -----------  -----------
          Total liabilities .............................       6,636        6,618
                                                           -----------  -----------
   Stockholders' equity:
     Preferred stock ....................................          --           --
     Common stock .......................................           2            2
     Additional paid-in capital .........................     275,452      274,952
     Accumulated other comprehensive income .............         674        1,093
     Deficit accumulated during development stage .......    (143,118)    (121,692)
                                                           -----------  -----------
         Total stockholders' equity .....................     133,010      154,355
                                                           -----------  -----------
                                                          $   139,646  $   160,973
                                                           ===========  ===========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                            Three Months Ended   Six Months Ended
                                                December 31,        December 31,
                                           ------------------  ------------------
                                             2001      2000      2001      2000
                                           --------  --------  --------  --------

Contract revenues ....................... $     --  $    229  $     --  $    339
                                           --------  --------  --------  --------
Operating expenses:
     Research and development ...........   10,555     9,159    20,125    19,198
     Marketing, general and
        administrative ..................    2,550     1,626     4,637     2,860
                                           --------  --------  --------  --------
        Total operating expenses ........   13,105    10,785    24,762    22,058
                                           --------  --------  --------  --------
Loss from operations ....................  (13,105)  (10,556)  (24,762)  (21,719)

Interest and other income, net ..........    1,381     2,679     3,336     5,627
                                           --------  --------  --------  --------
Net loss ................................ $(11,724) $ (7,877) $(21,426) $(16,092)
                                           ========  ========  ========  ========

Basic and diluted net loss per share  ... $  (0.73) $  (0.49) $  (1.33) $  (1.00)
                                           ========  ========  ========  ========
Shares used to compute basic and
    diluted net loss per share ..........   16,134    16,062    16,128    16,047
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
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                  Six Months Ended
                                                                    December 31,
                                                                --------------------
                                                                   2001       2000
                                                                ---------  ---------
Cash flows from operating activities:
   Net loss .................................................. $ (21,426) $ (16,092)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization .............................     1,153        667
   Stock compensation expense ................................        78         86
   Loss on sale of marketable securities .....................       --         135
   Changes in assets and liabilities:
      Prepaid expenses and other assets ......................        47       (301)
      Accounts payable .......................................       202      2,667
      Accrued liabilities ....................................      (205)       105
      Deferred rent ..........................................        21         (9)
                                                                ---------  ---------
         Net cash used in operating activities ...............   (20,130)   (12,742)
                                                                ---------  ---------
Cash flows from investing activities:
   Purchases of property and equipment .......................    (1,136)    (1,201)
   Purchases of marketable secutities ........................   (42,060)   (16,623)
   Proceeds from sales of marketable secutities ..............     2,004        --
   Proceeds from maturities of marketable secutities .........    61,838     39,507
                                                                ---------  ---------
         Net cash provided by investing activities ...........    20,646     21,683
                                                                ---------  ---------
Cash flows from financing activities:
   Payments under capital lease obligations ..................       --         (45)
   Proceeds from sale of stock ...............................       422      1,155
                                                                ---------  ---------
         Net cash provided by financing activities ...........       422      1,110
                                                                ---------  ---------
Increase in cash and cash equivalents ........................       938     10,051
Cash and cash equivalents at the beginning of the period .....    51,391     43,536
                                                                ---------  ---------
Cash and cash equivalents at the end of the period ........... $  52,329  $  53,587
                                                                =========  =========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the "company" or "Pharmacyclics") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the company included in the company's Annual Report on Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission on September 14, 2001.

The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2002 or for any other future period.

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

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 3,541,801 and 2,603,239 shares of common stock were outstanding at December 31, 2001 and 2000, respectively.

Note 3 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities which are excluded from the results of operations.

The company's comprehensive losses were as follows (in thousands):

                                       Three Months Ended     Six Months Ended
                                           December 31,          December 31,
                                      --------------------  --------------------
                                        2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Net loss ........................... $ (11,724) $  (7,877) $ (21,426) $ (16,092)
Change in net unrealized gains on
  available-for-sale securities ....      (401)       520       (419)     1,053
                                      ---------  ---------  ---------  ---------
Comprehensive net loss ............. $ (12,125) $  (7,357) $ (21,845) $ (15,039)
                                      =========  =========  =========  =========

Note 4 - Recent Accounting Pronouncements

In July 2001, The Financial Accounting Standards Board ("FASB") Issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The company will adopt SFAS 142 in the first quarter of fiscal year 2003. The company believes that the adoption of these standards will have no impact on its financial statements.

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

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and retinal disease. In December 2001, we announced the top line results of our multicenter international Phase III clinical trial of Xcytrin® (motexafin gadolinium) Injection to improve the efficacy of radiation therapy of tumors that have spread to the brain resulting from a variety of cancers, including those of the lung and breast. The trial was designed to compare the safety and efficacy of standard whole brain radiation therapy to standard whole brain radiation therapy with Xcytrin. The study had co-primary efficacy endpoints of survival and time to neurologic progression. The median survival was 5.2 months for all patients treated with Xcytrin plus radiation therapy compared to 4.9 months for control patients receiving radiation alone. Median time to neurologic progression for all patients treated with Xcytrin plus radiation therapy was 9.5 months compared to 8.3 months for those patients receiving radiation alone. Neither of these endpoints reached statistical significance.

Additional primary analyses predefined by the protocol included an analysis of patient subgroups based on cancer type (lung, breast or other) and extent of disease. In lung cancer, the largest subgroup of patients and one of the predefined strata (n=251), time to neurologic progression was significantly improved in patients receiving Xcytrin. In this sub-group, the median time to neurologic progression was 7.4 months for the control group and had not yet been reached for the Xcytrin-treated group (unadjusted p=0.048). For RPA Class II lung cancer patients, also one of the predefined subgroups (n=214), the median time to neurologic progression was 6.3 months for the control group and had not yet been reached for the Xcytrin-treated group (unadjusted p=0.013). We are working on completing our data analyses and intend to meet with the FDA in the near future.

We have completed patient enrollment in a multicenter Phase II trial with Xcytrin for the treatment of glioblastoma multiforme, a malignant primary brain tumor. Patient enrollment has been completed in a Phase IIb clinical trial for Lutrin® (motexafin lutetium) Injection as a photosensitizer for use in the photodynamic therapy of patients with recurrent breast cancers to the chest wall that have failed standard therapies. Through our Cooperative Research and Development Agreement, the National Cancer Institute is conducting Phase I trials of Xcytrin for treatment of both primary adult and pediatric brain tumors, pancreatic cancer and lung cancer and of Lutrin for prostate and cervical cancer. We have recently completed enrollment in a multicenter randomized Phase II clinical trial with Antrin® (motexafin lutetium) Injection photoangioplasty for treatment of patients with peripheral arterial disease and have completed enrollment in a Phase I trial for treatment of coronary artery disease. In addition, Alcon has completed a Phase II clinical trial with Optrin™ (motexafin lutetium) Injection for the photodynamic therapy of patients with a degenerative disease of the retina caused by growth of small blood vessels in the retina known as age-related macular degeneration. Alcon conducted this trial under a 1997 evaluation and license agreement that gave Alcon the right to conduct worldwide development, marketing and sales of Optrin for ophthalmology indications. In October 2001, Alcon gave up its rights under the evaluation and license agreement.

To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales. We have incurred significant operating losses since our inception in 1991 and, as of December 31, 2001, had an accumulated deficit of approximately $143.1 million. We expect to continue to incur significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

Results of Operations

Revenues

The company had no revenues in the three and six months ended December 31, 2001, compared to $229,000 and $339,000 for the three and six months ended December 31, 2000, respectively. Revenue in fiscal 2001 consisted of contract revenue associated with the company's corporate collaboration agreement with Nycomed Amersham plc to sell and market Lutrin outside the United States, Canada and Japan. This agreement was terminated in the fourth quarter in fiscal 2001.

Research and Development

Research and development expenses increased $1,396,000 (15.2%) to $10,555,000 for the three months ended December 31, 2001 compared to $9,159,000 for the three months ended December 31, 2000. The increase was due primarily to increased personnel ($890,000) and facility ($513,000) costs. For the six months ended December 31, 2001, research and development expenses increased $927,000 (4.8%) to $20,125,000 compared to $19,198,000 for the six months ended December 31, 2000. The increase was due primarily to increased personnel ($2,347,000) and facility ($952,000) costs, partially offset by lower drug costs ($1,934,000) and reduced spending on toxicology and pharmacology studies ($725,000).

Marketing, General and Administrative

Marketing, general and administrative expenses increased $924,000 (56.8%) to $2,550,000 for the three months ended December 31, 2001, compared to $1,626,000 for the three months ended December 31, 2000. The increase was primarily due to an increase in marketing expenses to promote awareness of the company's products ($285,000), increases in marketing and administration personnel costs ($279,000) and higher facility expenses ($128,000). For the six months ended December 31, 2001, marketing, general and administrative expenses increased $1,777,000 (62.1%) to $4,637,000 compared to $2,860,000 for the six months ended December 31, 2000. The increase was primarily due to an increase in personnel expenses ($592,000), marketing expenses ($562,000) and facility costs ($238,000).

Interest and Other Income, Net

Interest and other income, net was $1,381,000 and $2,679,000 for the three months ended December 31, 2001 and 2000, respectively, a decrease of 48.5%. For the six months ended December 31, 2001 and 2000, interest and other income, net was $3,336,000 and $5,627,000, respectively, a decrease of 40.7%. The decreases were primarily due to lower cash, cash equivalents and marketable securities balances combined with lower interest rates being earned by these balances.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

As of December 31, 2001, we had approximately $131,519,000 in cash, cash equivalents and investments. Net cash used in operating activities of $20,130,000 during the six months ended December 31, 2001 resulted primarily from the company's net loss for the period, partially offset by depreciation and amortization. Net cash used in operating activities of $12,742,000 during the six months ended December 31, 2000 resulted primarily from the net loss for the period, partially offset by an increase in accounts payable.

Cash provided by investing activities of $20,646,000 for the six months ended December 31, 2001, consisted primarily of proceeds of maturities and sales of investments, net of purchases of investments. Cash used in investing activities of $21,683,000 for the six months ended December 31, 2000 consisted primarily of purchases of investments, net of proceeds of maturities of investments.

Net cash provided by financing activities of $422,000 and $1,110,000 for the six months ended December 31, 2001 and 2000, respectively, primarily consisted of proceeds from the sale of common stock.

Based on the current status of our product development and commercialization plans, we believe cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least calendar year 2003. However, our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair market value of our total investment portfolio as of December 31, 2001 would have potentially declined by $451,000.

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

Additionally, demands on our clinical staff have been increasing and we expect they will continue to increase as a result of later- stage clinical trials of our products in development and our monitoring of additional clinical trials. We may fail to effectively oversee and monitor these many simultaneous clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled for many reasons, including, as is the case with our Phase III trial of Xcytrin, failure to meet our primary endpoints. Even if we are able to submit a new drug application as scheduled, the Food and Drug Administration may refuse to file our application or may not clear our application in a timely manner or may deny the application entirely.

Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, data such as ours is susceptible to varying interpretations which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory clearance of the potential product and would materially harm our business. Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products. For example, our Phase III trial of Xcytrin failed to meet its co-primary endpoints even though our Phase Ib/II trial showed a benefit for treated patients. This outcome may delay or prevent the regulatory clearance of Xcytrin as a treatment for brain metastases and may result in material harm to our business.

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1991 and, as of December 31, 2001, had an accumulated deficit of approximately $143.1 million. We expect to continue to incur substantial additional operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our proposed products. Our lead product, Xcytrin, being developed for the potential treatment of brain metastases may receive regulatory clearance on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products. All revenues to date are primarily from license and milestone payments and, to a lesser extent, funding from one government research grant.

Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business

The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market a product, we will have to demonstrate that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. Data obtained from clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. For example, we compared the results of our Phase Ib/II clinical trial of XCYTRIN to historical data using a 528-patient database containing information on clinical features and outcomes in comparable patients receiving treatment with identical doses of radiation alone. Historical analyses have many limitations and, while supportive, are not considered proof that XCYTRIN improved the outcome of patients enrolled in the study. Data from our Phase III clinical trial of Xcytrin may not be sufficient to obtain regulatory clearance and an additional trial may be necessary to do so. Conducting an additional trial would cause significant delays in approval and consume additional resources and may not be sufficient to obtain regulatory clearance.

In addition, we may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We may encounter similar delays in foreign countries. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities and even if obtained, such approvals may not be on a timely basis, or they may not cover the clinical uses that we specify.

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

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs through at least calendar year 2003. However, our actual capital requirements will depend on many factors, including:

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

                None

Item 3.    Defaults Upon Senior Securities

                None

Item 4.    Submission of Matters to a Vote of Security Holders

                None

Item 5.    Other Information

                None

Item 6.    Exhibits and Reports on Form 8-K
a.	Exhibits
	3.2	Amended and Restated Bylaws of the Company.
b.	Reports on Form 8-K

Current Report on Form 8-K, filed on December 14, 2001, reporting under Item 5, the company's top-line results of its Phase III clinical trial of its lead product, Xcytrin® (motexafin gadolinium) Injection, for the potential treatment of brain metastases, in a company press release on December 13, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the"Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: February 12, 2002	By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: February 12, 2002	By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Exhibit
3.2	Amended and Restated Bylaws of the Company.