Form 10-Q
period 2002-03-31
PHARMACYCLICS INC
filed 2002-05-13
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number: 000-26658

PHARMACYCLICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3148201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

995 E. Arques Avenue
Sunnyvale, California    94085-4521
(Address of principal executive offices including zip code)

(408) 774-0330
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

As of April 30, 2002, there were 16,197,796 shares of the registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 23 pages of which this is page 1. The Exhibit Index is located at page 23.

PHARMACYCLICS, INC.
Form 10-Q
INDEX

Pharmacyclics® , the "pentadentate" logo , Xcytrin® , Antrin® , and Lutrin® , are registered U.S. trademarks; Optrin™ is a trademark of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                            March 31,    June 30,
                                                              2002         2001
                                                           -----------  -----------
ASSETS
   Current assets:
     Cash and cash equivalents .......................... $    74,630  $    51,391
     Marketable securities ..............................      47,656      101,391
     Prepaid expenses and other current assets ..........       1,791        2,265
                                                           -----------  -----------
          Total current assets ..........................     124,077      155,047
   Property and equipment, net ..........................       4,669        5,174
   Other assets .........................................         716          752
                                                           -----------  -----------
                                                          $   129,462  $   160,973
                                                           ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable ................................... $     2,645  $     4,599
     Accrued liabilities ................................       1,963        1,861
                                                           -----------  -----------
          Total current liabilities .....................       4,608        6,460
   Deferred rent ........................................         214          158
                                                           -----------  -----------
          Total liabilities .............................       4,822        6,618
                                                           -----------  -----------
   Stockholders' equity:
     Common stock .......................................           2            2
     Additional paid-in capital .........................     275,473      274,952
     Accumulated other comprehensive income .............         179        1,093
     Deficit accumulated during development stage .......    (151,014)    (121,692)
                                                           -----------  -----------
         Total stockholders' equity .....................     124,640      154,355
                                                           -----------  -----------
                                                          $   129,462  $   160,973
                                                           ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                           Three Months Ended   Nine Months Ended
                                                March 31,           March 31,
                                           ------------------  ------------------
                                             2002      2001      2002      2001
                                           --------  --------  --------  --------

Contract revenue ........................ $     --  $     70  $     --  $    409
                                           --------  --------  --------  --------

Operating expenses:
     Research and development ...........    7,411     7,640    27,536    26,838
     Marketing, general and
        administrative ..................    1,541     1,663     6,178     4,523
                                           --------  --------  --------  --------
       Total operating expenses .........    8,952     9,303    33,714    31,361
                                           --------  --------  --------  --------
Loss from operations ....................   (8,952)   (9,233)  (33,714)  (30,952)
Interest and other income, net ..........    1,056     2,594     4,392     8,221
                                           --------  --------  --------  --------
Net loss ................................ $ (7,896) $ (6,639) $(29,322) $(22,731)
                                           ========  ========  ========  ========

Basic and diluted net loss per
    share (Note 2) ...................... $  (0.49) $  (0.41) $  (1.82) $  (1.42)
                                           ========  ========  ========  ========
Shares used to compute basic and
    diluted net loss per share ..........   16,141    16,093    16,133    16,062
                                           ========  ========  ========  ========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                  Nine Months Ended
                                                                      March 31,
                                                                --------------------
                                                                   2002       2001
                                                                ---------  ---------
Cash flows from operating activities:
   Net loss .................................................. $ (29,322) $ (22,731)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization .............................     1,740      1,068
   Stock compensation expense ................................        87        234
   Loss on sale of marketable securities .....................       --         124
   Changes in assets and liabilities:
      Prepaid expenses and other assets ......................       510       (607)
      Accounts payable .......................................    (1,954)      (102)
      Accrued liabilities ....................................       102        817
      Deferred rent ..........................................        56        (16)
                                                                ---------  ---------
         Net cash used in operating activities ...............   (28,781)   (21,213)
                                                                ---------  ---------
Cash flows from investing activities:
   Purchases of property and equipment .......................    (1,235)    (1,891)
   Purchases of marketable securities ........................   (44,059)   (30,132)
   Proceeds from maturities and sales of marketable securities    96,880     60,186
                                                                ---------  ---------
         Net cash provided by investing activities ...........    51,586     28,163
                                                                ---------  ---------
Cash flows from financing activities:
   Payments under capital lease obligations ..................       --         (54)
   Proceeds from sale of stock ...............................       434      1,702
                                                                ---------  ---------
         Net cash provided by financing activities ...........       434      1,648
                                                                ---------  ---------
Increase in cash and cash equivalents ........................    23,239      8,598
Cash and cash equivalents at the beginning of the period .....    51,391     43,536
                                                                ---------  ---------
Cash and cash equivalents at the end of the period ........... $  74,630  $  52,134
                                                                =========  =========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
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

The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2002 or for any other future period.

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,080,393 and 2,681,477 shares of common stock were outstanding at March 31, 2002 and 2001, respectively.

Note 3 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities which are excluded from the results of operations.

The company's comprehensive losses were as follows (in thousands):

                                       Three Months Ended     Nine Months Ended
                                           March 31,             March 31,
                                      --------------------  --------------------
                                        2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
Net loss ........................... $  (7,896) $  (6,639) $ (29,322) $ (22,731)
Change in net unrealized
  gains and losses on
  available-for-sale securities ....      (495)       608       (914)     1,661
                                      ---------  ---------  ---------  ---------
Comprehensive net loss ............. $  (8,391) $  (6,031) $ (30,236) $ (21,070)
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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The company will adopt SFAS 144 in the first quarter of fiscal year 2003. Management does not expect the adoption of SFAS 144 to have a material impact on the company's financial statements.

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

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and retinal disease. In December 2001, we announced the top line results of our multicenter international Phase 3 clinical trial of Xcytrin® (motexafin gadolinium) Injection to improve the efficacy of radiation therapy of tumors that have spread to the brain resulting from a variety of cancers, including those of the lung and breast. The trial was designed to compare the safety and efficacy of standard whole brain radiation therapy to standard whole brain radiation therapy with Xcytrin. The study had co-primary efficacy endpoints of survival and time to neurologic progression. The median survival was 5.2 months for all patients treated with Xcytrin plus radiation therapy compared to 4.9 months for control patients receiving radiation alone. Median time to neurologic progression, determined by an independent Events Review Committee, for all patients treated with Xcytrin plus radiation therapy was 9.5 months compared to 8.3 months for those patients receiving radiation alone. Neither of these endpoints reached statistical significance.

Additional analyses predefined by the protocol included an analysis of patient subgroups based on cancer type (lung, breast or other) and extent of disease. In lung cancer, the largest subgroup of patients and one of the predefined strata (n=251), time to neurologic progression was significantly improved in patients receiving Xcytrin. In this sub-group, the median time to neurologic progression was 7.4 months for the control group and had not yet been reached for the Xcytrin-treated group (unadjusted p=0.048). For RPA Class II lung cancer patients, also one of the predefined subgroups (n=214), the median time to neurologic progression was 6.3 months for the control group and had not yet been reached for the Xcytrin-treated group (unadjusted p=0.013).

In April 2002 we met with the FDA to review the results of this trial. Based on our discussions with the FDA, we believe the optimal course is to conduct a confirmatory trial in patients with lung cancer, the most common cause of brain metastases. This confirmatory trial is expected to start in the fourth quarter of calendar 2002.

We have completed patient enrollment in a multicenter Phase II trial with Xcytrin for the treatment of glioblastoma multiforme, a malignant primary brain tumor and are currently planning additional clinical trials for this indication. Patient enrollment has been completed in a Phase IIb clinical trial for Lutrin® (motexafin lutetium) Injection as a photosensitizer for use in the photodynamic therapy of patients with recurrent breast cancers to the chest wall that have failed standard therapies. Through our Cooperative Research and Development Agreement, the National Cancer Institute is conducting Phase 1 trials of Xcytrin for treatment of both primary adult and pediatric brain tumors, pancreatic cancer and lung cancer and of Lutrin for prostate and cervical cancer.

In February 2002, preclinical study findings were published in the Proceedings of the National Academy of Sciences of the United States of America providing evidence that Xcytrin may inhibit HIV-1 replication by selectively destroying HIV infected cells. In vitro studies conducted with collaborators at Stanford University Medical Center demonstrate that Xcytrin acts on HIV-infected CD4-positive T lymphocytes. According to the paper, Xcytrin inhibits HIV transcription and replication through a novel mechanism of action that selectively eliminates HIV infected cells while sparing uninfected lymphocytes. The study's authors concluded that Xcytrin may have therapeutic utility as an anti-HIV agent capable of selectively targeting and removing HIV-infected cells in an infected host. Based on the results of this study, we plan to start a Phase 1 trial in mid-2002 with Xcytrin for the potential treatment of HIV.

We have recently completed enrollment in a multicenter randomized Phase II clinical trial with Antrin® (motexafin lutetium) Injection photoangioplasty for treatment of patients with peripheral arterial disease and have completed enrollment in a Phase I trial for treatment of coronary artery disease. We expect that data from these trials will be available in the second half of 2002. In addition, Alcon has completed a Phase II clinical trial with Optrin™ (motexafin lutetium) Injection for the photodynamic therapy of patients with a degenerative disease of the retina caused by growth of small blood vessels in the retina known as age-related macular degeneration. Alcon conducted this trial under a 1997 evaluation and license agreement that gave Alcon the right to conduct worldwide development, marketing and sales of Optrin for ophthalmology indications. In October 2001, Alcon gave up its rights under the evaluation and license agreement.

To date, we have devoted substantially all of our resources to research and development. We have not derived any commercial revenues from product sales. We have incurred significant operating losses since our inception in 1991 and, as of March 31, 2002, had an accumulated deficit of approximately $151.0 million. We expect to continue to incur significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

Results of Operations

Revenues

The company had no revenues in the three and nine months ended March 31, 2002, compared to $70,000 and $409,000 for the three and nine months ended March 31, 2001, respectively. Revenue in fiscal 2001 consisted of contract revenue associated with the company's corporate collaboration agreement with Nycomed Amersham plc to sell and market Lutrin outside the United States, Canada and Japan. This agreement was terminated in the fourth quarter in fiscal 2001.

Research and Development

Research and development expenses decreased $229,000 (3%) to $7,411,000 for the three months ended March 31, 2002 compared to $7,640,000 for the three months ended March 31, 2001. The decrease was primarily due to the decrease in third party clinical trial costs ($815,000), consulting ($329,000) and drug substance/manufacturing expenses ($259,000) partially offset by higher facility ($655,000) and personnel costs ($459,000).

For the nine months ended March 31, 2002, research and development expenses increased $698,000 (3%) to $27,536,000 compared to $26,838,000 for the nine months ended March 31, 2001. The increase was primarily due to an increase in facility costs ($2,499,000) and personnel costs ($2,609,000) partially offset by lower drug manufacturing costs ($2,193,000), third party clinical trial costs ($1,488,000), and pre-clinical study costs ($566,000).

Marketing, General and Administrative

Marketing, general and administrative expenses decreased $122,000 (7%) to $1,541,000 for the three months ended March 31, 2002, compared to $1,663,000 for the three months ended March 31, 2001. The decrease was primarily due to lower third party consulting and services expenses ($375,000), partially offset by increases in facility costs ($201,000)

For the nine months ended March 31, 2002, marketing, general and administrative expenses increased $1,655,000 (37%) to $6,178,000 compared to $4,523,000 for the nine months ended March 31, 2001. The increase is primarily due to higher facility costs ($625,000), personnel costs ($739,000), and higher insurance costs ($238,000).

Interest and Other Income, Net

Interest and other income, net was $1,056,000 and $2,594,000 for the three months ended March 31, 2002 and 2001, respectively, a decrease of 59%. For the nine months ended March 31, 2002 and 2001, interest and other income, net was $4,392,000 and $8,221,000, respectively, a decrease of 47%. The decreases were primarily due to lower cash, cash equivalents and marketable securities balances combined with lower interest rates being earned by these balances.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

As of March 31, 2002, we had approximately $122,286,000 in cash, cash equivalents and investments. Net cash used in operating activities of $28,781,000 during the nine months ended March 31, 2002 resulted primarily from the company's net loss for the period and a reduction in accounts payable, partially offset by depreciation and amortization. Net cash used in operating activities of $21,213,000 during the nine months ended March 31, 2001 resulted primarily from the net loss for the period, partially offset by depreciation and amortization.

Cash provided by investing activities of $51,586,000 for the nine months ended March 31, 2002, consisted primarily of proceeds of maturities and sales of investments, net of purchases of investments. Cash provided by investing activities of $28,163,000 for the nine months ended March 31, 2001 consisted primarily of purchases of investments, net of proceeds of maturities of investments.

Net cash provided by financing activities of $434,000 and $1,648,000 for the nine months ended March 31, 2002 and 2001, respectively, primarily consisted of proceeds from the sale of common stock under the company's stock option plan and employee stock purchase plan.

The company leases its facilities under non-cancelable operating leases that expire in fiscal 2004. Future minimum lease payments and sublease income under non-cancelable operating leases as of March 31, 2002 are as follows:

                                              Operating    Operating
                                                Lease      Sublease
                                             Commitments    Income
                                             -----------  -----------
Remaining 3 months of fiscal 2002.......... $   876,000  $  (100,000)
Fiscal 2003................................   3,720,000     (233,000)
Fiscal 2004................................   2,163,000          --
                                             -----------  -----------
  Total minimum lease payments and
      operating lease income .............. $ 6,759,000  $  (333,000)
                                             ===========  ===========

Based on the current status of our product development plans, we believe cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least calendar year 2003. However, our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

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

Critical Accounting Policies

In December 2001 and January 2002, the SEC issued statements regarding disclosure by companies within their management's discussion and analysis of financial condition and results of operations. In those statements, the SEC encouraged companies to identify critical accounting policies. Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. In response to the SEC statements, we have identified the following critical accounting policies used in the preparation of our financial statement and accompanying notes.

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

Cash Equivalents and Marketable Securities

Pharmacyclics maintains investment portfolio holdings of various issuers, types and maturities. Pharmacyclics considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2002, these investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

  Length of the time and the extent to which the market value has been less than cost;
  The financial condition and near-term prospects of the issuer; and
  The intent and ability of Pharmacyclics to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long- lived assets and for long-lived assets to be disposed of. The company will adopt SFAS 144 in the first quarter of fiscal year 2003. Management does not expect the adoption of SFAS 144 to have a material impact on the company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair market value of our total investment portfolio as of March 31, 2002 would have potentially declined by $260,000.

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

Additionally, demands on our clinical staff have been increasing and we expect they will continue to increase as a result of later-stage clinical trials of our products in development and our monitoring of additional clinical trials. We may fail to effectively oversee and monitor these many simultaneous clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled for many reasons, including, as is the case with our Phase III trial of Xcytrin, failure to meet our primary endpoints. Even if we are able to submit a new drug application, the Food and Drug Administration may refuse to file our application or may not clear our application in a timely manner or may deny the application entirely.

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1991 and, as of March 31, 2002, had an accumulated deficit of approximately $151.0 million. We expect to continue to incur substantial additional operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our proposed products. Our lead product, Xcytrin, being developed for the potential treatment of brain metastases may receive regulatory clearance on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products. All revenues to date are primarily from license and milestone payments and, to a lesser extent, funding from one government research grant.

Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business

The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market a product, we will have to demonstrate that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. Data obtained from clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. For example, we compared the results of our Phase Ib/II clinical trial of Xcytrin to historical data using a 528-patient database containing information on clinical features and outcomes in comparable patients receiving treatment with identical doses of radiation alone. Historical analyses have many limitations and, while supportive, are not considered proof that Xcytrin improved the outcome of patients enrolled in the study. Data from our completed Phase III clinical trial of Xcytrin is not sufficient to obtain regulatory clearance and additional trials will be necessary to do so. Conducting additional trials will cause significant delays in approval and consume additional resources and may not be sufficient to obtain regulatory clearance.

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

We are aware of several U.S. patents owned or licensed to Schering AG that relate to pharmaceutical formulations and methods for enhancing magnetic resonance imaging. We have obtained the opinion of special patent counsel that our magnetic resonance imaging detectable compounds do not infringe the claims of such patents. Nevertheless, Schering AG may still choose to assert one or more of those patents. If any of our products were legally determined to be infringing a valid and enforceable claim of any such patents, our business could be materially adversely affected. Further, any allegation by Schering AG that we infringed their patents would likely result in significant legal costs and require the diversion of substantial management resources. Schering AG sent communications to us suggesting that our oral magnetic resonance imaging contrast agent, CITRA VU, may infringe certain of their patents. We are aware that Schering AG has asserted patent rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering AG with respect to one or more of such patents. We cannot be certain that we would be successful in defending a lawsuit or able to obtain a license on commercially reasonable terms from Schering AG, if required.

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

                None

Item 3.    Defaults Upon Senior Securities

                None

Item 4.    Submission of Matters to a Vote of Security Holders

                None

Item 5.    Other Information

                None

Item 6.    Exhibits and Reports on Form 8-K
a.	Exhibits
None
b.	Reports on Form 8-K
None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the"Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: May 13, 2002	By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: May 13, 2002	By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
None