Form 10-K
period 2002-06-30
PHARMACYCLICS INC
filed 2002-09-27
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of August 31, 2002, was approximately $35,964,000 based on the closing price of the Common Stock of the Registrant as reported on the NASDAQ National Market on such date. The number of outstanding shares of the Registrant's Common Stock as of August 31, 2002 was 16,189,563.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following document are incorporated by reference into Part III of this Form 10-K: the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders scheduled to be held on December 11, 2002.

PHARMACYCLICS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2002

TABLE OF CONTENTS

PHARMACYCLICS®, the "pentadentate" logo® , Xcytrin®, Antrin® and Lutrin® are registered U.S. trademarks; Optrin™ is a trademark of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

Part I

Item 1.   Business

We are a pharmaceutical company developing products to improve upon current therapeutic approaches to the treatment of cancer and atherosclerosis. We use our expertise in the chemistry of porphyrin-like biomolecules to develop patented compounds called texaphyrins. Texaphyrins are a new class of molecules that are rationally designed to accumulate in diseased cells and disrupt energy metabolism. When injected into the bloodstream, these molecules selectively accumulate in tumor growths and in the diseased portions of major blood vessels. When the cells are exposed to various treatments, such as radiation therapy, chemotherapy or phototherapy, texaphyrins become activated and are capable of destroying diseased tissue with minimal damage to surrounding healthy cells. Our lead texaphyrin-based product candidates are:

  Xcytrin®motexafin gadolinium, a molecule to treat cancer by increasing tumor responsiveness to radiation and chemotherapy; and

  Antrin®motexafin lutetium, a molecule to treat atherosclerosis via phototherapy.

Our technology is based upon our expertise in developing biologically active engineered porphyrin molecules that disrupt cellular bioenergetics and are capable of being activated by energy. In nature, a class of molecules called porphyrins, including heme found in hemoglobin and chlorophyll found in plants, is found in tissues or organs responsible for energy production, metabolism or transport functions. Our texaphyrins, which are synthetic, expanded porphyrins, are designed to take advantage of two key characteristics of naturally occurring porphyrins: interaction with energy and selective accumulation in tissues with high energy demands. Texaphyrins target diseased cells and, by interfering with normal metabolism, disrupt the flow of energy in the cell. These cells become more vulnerable or responsive to various treatments such as radiation therapy and chemotherapy of cancer. Texaphyrins may be used for targeted destruction of diseased tissues.

Many diseased cells, including cancer, have metabolic derangements that distinguish them from normal cells. Texaphyrins target these metabolic disturbances and accumulate at the disease site, which generally occurs in minutes to a few hours. Following the selective accumulation of texaphyrins in diseased tissue, the appropriate treatment with radiation therapy, chemotherapy or phototherapy can be given with an increase in the therapeutic activity.

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

Atherosclerosis

Atherosclerosis, or hardening of the arteries, is a disease in which cholesterol, other fatty materials and inflammatory cells are deposited in the walls of blood vessels, forming a build-up known as plaque. The accumulation of plaque narrows the interior of the blood vessels, reducing blood flow. Atherosclerosis in the coronary arteries can lead to heart attack and death. In other blood vessels, atherosclerosis can lead to decreased mobility, loss of function, loss of limbs and other complications such as stroke. Atherosclerosis also can often result from the accumulation of inflammatory cells in the vessel wall. These diseased areas are vulnerable to mechanical stress and can acutely rupture causing a blood clot to form in the vessel. Heart attacks are frequently caused by rupture of a vulnerable plaque.

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

Status of Products Under Development

The table below summarizes our product candidates and their stage of development:

Product                   Targeted Disease          Clinical Program Status (1)         Marketing Rights
---------------------------------------------------------------------------------------------------------
CANCER THERAPY
---------------------------------------------------------------------------------------------------------
XCYTRIN                   Brain metastases          Phase III - planned (2)             Pharmacyclics
Radiation Enhancer
                          Primary brain tumor       Phase II - complete                 Pharmacyclics

                          Pancreatic cancer         Phase I, National Cancer Institute  Pharmacyclics
                          Childhood gliomas         Phase I, National Cancer Institute  Pharmacyclics
                          Lung cancer               Phase I, National Cancer Institute  Pharmacyclics
---------------------------------------------------------------------------------------------------------
XCYTRIN                   A variety of cancers      Phase I with Doxorubicin            Pharmacyclics
Chemotherapy Enhancer

XCYTRIN with              Head and neck cancer      Phase I                             Pharmacyclics
Chemotherapy and
Radiation therapy

---------------------------------------------------------------------------------------------------------
ATHEROSCLEROSIS THERAPY
---------------------------------------------------------------------------------------------------------
ANTRIN                    Peripheral                Phase II                            Pharmacyclics
Phototherapy              artery disease

                          Coronary artery disease   Phase I                             Pharmacyclics

  As used above, "Phase I" means initial human clinical trials designed to establish the safety, dose tolerance and sometimes distribution of a compound. "Phase II" means human clinical trials designed to establish safety, optimal dosage and preliminary activity of a compound. "Phase III" means human clinical trials designed to lead to accumulation of data sufficient to support a new drug application, including substantial evidence of safety and efficacy.

  One Phase III trial has already been completed for this disease. See "Cancer Therapy - Clinical Status."

Cancer Therapy

Xcytrin for use in combination with Radiation Therapy

Radiation therapy destroys cancer cells through exposure to relatively high doses of externally applied radiation. While cancer cells are somewhat more sensitive to radiation exposure than healthy tissues, radiation therapy has toxic effects on healthy tissue surrounding the tumor because the radiation cannot be adequately targeted. Our preclinical studies indicate that Xcytrin both accumulates in tumors and increases the responsiveness of cancers to radiation therapy. Cancer cells have derangements in their metabolism and bioenergetics, which distinguishes tumors from normal tissues. Xcytrin's uptake in tumor cells occurs within minutes of administration and persists for hours, effectively concentrating the drug's effect in the tumor. Xcytrin has a novel mechanism of action, which is based on its affinity for the flow of electrons inside cells. By capturing electrons, Xcytrin disrupts cellular energy production by disturbing the flow of energy in cellular metabolism. The disruption of energy production weakens the tumor cells, which may render them more vulnerable to attack by radiation therapy or chemotherapy. In preclinical studies, animals receiving Xcytrin in conjunction with radiation therapy had greater tumor response rates as compared to the control groups receiving equivalent doses of radiation therapy alone. Preclinical studies further indicate that Xcytrin increases the effect of radiation therapy at the tumor site, with no increased damage to surrounding healthy tissues. An additional feature of Xcytrin is that it is detectable by magnetic resonance imaging scanning (MRI), providing a method of monitoring its distribution in patients.

For our first product, we intend to seek FDA approval of Xcytrin for treatment of patients receiving whole brain radiation therapy for non-small cell lung cancer that has spread to the brain. Patients with this problem, known as brain metastases, develop devastating complications, including severe headache, seizures, paralysis, blindness and impaired ability to think. Radiation therapy for treatment of this problem is performed on approximately 90,000 patients per year in the United States and is intended to prevent or reduce these complications. We believe that Xcytrin could eventually be used in many other tumor types and clinical situations requiring radiation therapy.

Clinical Status. We have completed a Phase I clinical trial of Xcytrin in 38 adult patients with advanced cancer who received radiation therapy. This trial was designed to determine the toxicity of a single dose of the drug. Reversible kidney toxicity was found at the highest doses of drug tested. Accumulation of Xcytrin in lung cancer, breast cancer and other tumors has been confirmed using magnetic resonance imaging. The results of this study were published in the journal Clinical Cancer Research in 1999.

We have also completed an international multicenter Phase Ib/II clinical trial in 61 patients to evaluate the safety and efficacy of Xcytrin in cancer patients receiving radiation therapy for treatment of tumors which had spread to the brain. Ten once-daily treatments were well tolerated. The maximally tolerated dose was 6.3 mg/kg. Dose limiting toxicity was found to be reversible elevation of liver function tests. The most common side effects were transient skin discoloration. Other adverse events occurring in at least ten percent of patients included nausea, vomiting, rash, headache and weakness. Xcytrin's tumor selectivity was established by MRI. The radiologic response rate was 72% in the phase II portion of the study. Death due to tumor progression in the brain was seen in 12% of Xcytrin-treated patients. After 6 months and 12 months, 41% and 25% of Xcytrin-treated patients were alive. These results were published in 2001 in the Journal of Clinical Oncology. Although there was no control group in the study, the results suggested that Xcytrin increased tumor control in the brain beyond that expected with radiation alone.

Based on the results of our Phase Ib/II trial, we conducted a randomized, controlled Phase III trial with Xcytrin for the treatment of patients with brain metastases (i.e. cancer that has spread to the brain from another part of the body) who are undergoing whole brain radiation therapy. The study was conducted at more than 50 leading cancer centers in the United States, Canada and Europe and enrolled 401 patients: 251 with lung cancer, 75 with breast cancer and 75 with other tumor types.

This study was designed to compare the safety and efficacy of standard whole brain radiation therapy (WBRT) to standard WBRT plus Xcytrin. The study had co-primary efficacy endpoints of survival and time to neurologic progression. An independent events review committee (ERC), blinded to the treatment assignment, determined neurologic progression based on prespecified criteria. The trial design also included evaluation of neurologic progression to be determined by investigator assessment.

Although the trial did not meet its primary endpoints for the entire patient population, there was a significant improvement in time to neurologic progression in the pre-specified stratum of lung cancer patients receiving Xcytrin, which represented over 60 percent of the total patients on the study. Results from the events review committee and the investigators consistently showed that the lung cancer patients had a benefit in time to neurologic progression.

By investigator neurologic assessment, treatment with Xcytrin was associated with improved time to neurologic progression in the entire 401 patient population (P=0.018) with the benefit confined to the lung cancer stratum. Neurologic progression determined by the events review committee did not show a benefit of Xcytrin in the overall study population but did show a benefit in the lung cancer stratum (P=0.048, unadjusted).

The majority of patients with brain metastases have extensive disease outside the brain and frequently die from causes unrelated to tumor growth in the brain. There was no significant difference in survival in patients who received Xcytrin (median 5.2 months) or who did not receive Xcytrin (median 4.9 months). We believe this lack of survival difference is due to death from tumor progression outside the brain, which would not be expected to be controlled by whole brain radiation therapy.

In our trial, patients with lung cancer differed substantially from patients with breast and other cancers. Lung cancer patients more often presented with brain metastases at their initial primary tumor diagnosis, had brain as the only known site of metastases, had smaller tumor volume and less prior therapy. There are several possible reasons for the observed benefit in time to neurologic progression seen in the lung cancer sub- group. We believe that less extensive extracranial disease, more rapid and reversible development of central nervous system signs and symptoms and less exposure to prior neurotoxic chemotherapies provided a greater opportunity to demonstrate a clinical benefit in this group of patients.

Neurocognitive function was one of the secondary endpoints of our study. Performance on neurocognitive tests is related to the patient's ability to manage finances, recognize safe and unsafe behaviors, and remember and comply with medication regimens. Consistent with the results of the ERC and investigator time to neurologic progression, neurocognitive testing revealed a benefit in prolonging time to neurocognitive progression in six tests of memory and executive function for lung cancer patients treated with Xcytrin.

The administration of Xcytrin was well tolerated with 97% of the intended doses delivered during the trial. Serious drug related adverse events that were noted include hypertension (5.8%), asthenia (2.6%), hyponatremia (2.1%), leukopenia (2.1%), hyperglycemia (1.6%) and vomiting (1.6%).

Based on the clinical activity seen in our Phase III trial in patients with brain metastases from lung cancer, we plan to conduct a second Phase III clinical trial to confirm the potential clinical benefits observed in patients with brain metastases from non-small cell lung cancer. We plan to enroll 550 patients in this international, randomized controlled trial. Patients will be randomized to receive either Xcytrin plus WBRT or WBRT alone. A battery of neurologic and neurocognitive assessments will be made with the goal of establishing that the function of the brain is improved with Xcytrin. Time to neurologic progression, the primary study endpoint, will be determined by a blinded events review committee. Time to neurologic progression is a clinical benefit endpoint of special importance in patients with brain metastases since the majority of patients with brain metastases experience neurologic decline despite the use of WBRT. Physicians give patients with brain metastases WBRT to help prolong the time before the neurologic progression occurs. Secondary endpoints of this trial will include survival, neurocognitive function and time to loss of functional independence.

We have reviewed our second Phase III protocol with the FDA. The FDA has indicated that the primary endpoint of the trial, time to neurologic progression, is an approvable endpoint. We are currently working with the FDA and our clinical investigator sites to finalize all the protocol elements and specific methods for scoring time to neurologic progression. We expect to begin enrolling the trial by the end of calendar 2002.

In addition to our studies in patients with tumors that have spread to the brain, the National Cancer Institute has agreed to sponsor several clinical trials with Xcytrin for additional cancer types:

TARGETED DISEASE          LOCATION                                      STATUS
------------------------- --------------------------------------------- ------------------
Primary Brain Tumor       UCLA Medical Center                           Phase I completed

Primary Brain Tumor       Ohio State University                         Enrolling patients

Primary Brain Tumor       NABTT (New Approaches to Brain Tumor          Enrolling patients
                          Therapy Consortium, comprised of ten
                          centers)

Pediatric Brain Tumors,   Children's Oncology Group (COG),              Enrolling patients
  including Childhood     formerly Children's Cancer Group (CCG),
  Glioma                  a consortium of U.S. Children's Hospitals

Lung Cancer               Ohio State University                         Enrolling patients

Pancreatic Cancer         University of Pittsburgh                      Enrolling patients

Pancreatic Cancer         University of Wisconsin                       Enrolling patients

Pancreatic Cancer         Dartmouth University                          Enrolling patients

Xcytrin for Use In Combination With Chemotherapy

We are conducting preclinical studies with Xcytrin for use in combination with certain chemotherapy agents. Chemotherapy destroys cancer cells by interfering with their metabolism, protein synthesis or cell division. Because these agents are not tissue-selective, cancer chemotherapy agents produce serious or life-threatening side effects which compromise quality of life and increase medical costs for cancer patients. Preclinical studies conducted by us and our collaborators indicate that Xcytrin increases the responsiveness of tumors to treatment with certain chemotherapy agents. We believe this effect is related to Xcytrin's ability to disrupt cellular bioenergetics increasing the vulnerability of the cancer cells to cytotoxic chemotherapy. Xcytrin's uptake in tumors enhances the activity of cancer chemotherapy agents in tumor cells but not in normal tissues, thereby increasing the therapeutic margin, which is the difference between the therapeutic dose of a drug and the toxic dose of a drug. In preclinical studies, animals receiving Xcytrin and chemotherapy with either bleomycin or doxorubicin had enhanced tumor responses and survival rates as compared to control groups receiving equivalent doses of chemotherapy alone. Because of the encouraging preclinical data, we have begun a Phase I study evaluating Xcytrin in combination with doxorubicin that is currently enrolling patients. A Phase I study in head and neck cancer has also been initiated, which is evaluating Xcytrin in combination with radiation and chemotherapy.

Xcytrin for HIV

In vitro studies done in collaboration with researchers at Stanford University Medical Center and published in the Proceedings of the National Academy of Sciences in February, 2002, have shown that Xcytrin selectively localizes in and destroys HIV infected human lymphocytes. Normal lymphocytes and uninfected lymphocytes from HIV patients are not affected. These studies showed that Xcytrin inhibited viral replication in vitro. The mechanism of action of this activity was found to be related to Xcytrin's ability to generate reactive oxygen species, highly cytotoxic substances, in the infected cells. Based on the in vitro studies elucidating this novel mechanism of action, we filed an IND with the FDA to evaluate the potential use of Xcytrin in patients with HIV that is resistant to standard anti-viral drugs. FDA has notified us that additional laboratory studies will be required before we can begin this clinical trial. We plan to perform additional in vitro and animal- studies to determine whether and when to proceed with clinical trials.

Atherosclerosis Therapy

Antrin Phototherapy of Atherosclerosis.

Preclinical studies conducted by Pharmacyclics and our collaborators have demonstrated that texaphyrins also accumulate in vascular plaque caused by atherosclerosis. Preclinical studies indicated that following intravenous injection of Antrin, light delivered into the blood vessel using an optical fiber resulted in non-mechanical reduction or elimination of the plaque without damage to the lining of the vessel. Antrin Phototherapy resulted in the elimination of inflammatory cells from the diseased vessel wall. Current treatments of atherosclerosis, such as balloon angioplasty, require anti- clotting drugs and the use of devices inserted inside the vessels to reduce the incidence of reclosure. We believe that these results suggest that Antrin Phototherapy has the potential to eliminate or reduce plaque without complications such as thrombosis and reclosure. Additional preclinical studies further indicated that Antrin Phototherapy could be used to treat longer segments of blood vessels, which is not possible with other currently available techniques. Antrin's accumulation in plaque and relatively rapid clearance from blood may provide advantages over alternative treatments for atherosclerosis. Removal of inflammatory cells also suggests that Antrin may reduce or stabilize vulnerable plaque. Vulnerable plaque is rich in inflammatory cells and prone to rupture causing a sudden blood clot and closure of the vessel. Preclinical studies have shown that Antrin and other texaphyrins accumulate in the inflammatory cells within atherosclerosis and that following phototherapy the number of these cells is reduced. These data suggest that Antrin Phototherapy may be useful for the treatment or stabilization of vulnerable plaque.

Clinical Status. In April 1999, we completed enrollment in our Phase I study with Antrin phototherapy for patients with peripheral arterial disease. Fifty-one patients received an injection of Antrin and 47 qualified to receive phototherapy of the lower extremities. The two-part study was designed to first establish an optimum dose of Antrin by treating successive groups of patients with increasing single doses of the drug. In the second part of the study, we evaluated three doses of light at several drug dose levels. We gave Antrin intravenously and delivered light to the inside of the diseased vessel using a 0.89mm optical fiber. We evaluated patients for toxicity and local arterial responses by follow-up angiograms and intravascular ultrasound performed the day of and 28 days after phototherapy. Clinical activity was evaluated using several well-established techniques. The ankle- brachial index and the Rutherford-Becker standardized classification of clinical outcomes were measured. The ankle-brachial index is a measurement of the impact of the obstruction on blood pressure in the affected limb. The Rutherford-Becker classification scores, which are based on standards for evaluating and reporting the results of surgical or percutaneous therapy for peripheral arterial disease, measure the change in clinical symptoms due to the treatment intervention.

The results of the Phase I drug- and light-dose escalation study were published in the journal Circulation in November 2000. The results indicated that Antrin phototherapy was well tolerated. There was no evidence of dose-limiting systemic or vascular toxicities in the drug and light dose ranges tested. No skin phototoxicity or treatment-related clinical laboratory abnormalities were reported. There was no evidence of thrombus, emboli or vessel wall damage. Mild and self-limited paresthesias, or tingling, in the fingertips was observed in patients receiving higher doses of drug. Four patients reported mild and transient skin rash. Baseline and day-28 paired angiograms were available for 43 patients. Overall, these indicated improvement in minimal luminal diameter on day 28 compared to baseline. Intravascular ultrasound data also indicated no evidence of vascular damage, thrombus, or hemorrhage in the treated vessel segments. There were no deleterious effects observed in adjacent untreated segments of vessel wall. The Rutherford-Becker classification and ankle-brachial index measurements were used to evaluate clinical responses to treatment in forty-seven patients. Rutherford-Becker scores improved in sixty two percent of these patients, and ankle-brachial index measurements at day 28 improved in fifty seven percent of patients. The authors concluded that the preliminary efficacy data suggested that there was a potential role for Antrin phototherapy for the treatment of atherosclerosis.

We completed enrollment of a randomized Phase II clinical trial with Antrin for patients with peripheral arterial disease of the lower extremities. The study is designed to evaluate both prevention of restenosis following balloon angioplasty and primary treatment of atherosclerosis. 150 patients have been enrolled in this study and are being evaluated with follow up angiograms.

We also completed enrollment of a Phase I clinical trial with Antrin for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. This study is primarily designed to evaluate the safety of various doses of drug and light. Patients are receiving follow-up angiograms six months after treatment to evaluate effects of the treatment on the blood vessels. In September 2001, we reported interim results of this trial at the European Society of Cardiology and the Transcatheter Cardiovascular Therapeutics meetings, which indicate that Antrin phototherapy is safe and feasible to perform in the coronary arteries.

We believe the optimum role for Antrin phototherapy will be in the treatment or stabilization of vulnerable plaque. We currently plan to establish a corporate alliance for Antrin before performing any additional clinical development.

Other Products

Lutrin® for Photodynamic Therapy of Cancer

Photodynamic therapy is a cancer treatment based on the use of light energy to activate certain types of drugs known as photosensitizers. In this procedure, the photosensitizer, ideally one which accumulates more readily in tumor cells, is injected into the patient. The tumor site is then illuminated with visible light of a strength and wavelength that is absorbed by the photosensitizer. Once so activated, the photosensitizer causes tumor cell death.

To date, photodynamic therapy has been approved only for the treatment of superficial or small lesions because existing photosensitizers have been unable to absorb light capable of penetrating deeply into tissues. Lutrin is activated by light of 720 to 760 nanometers, wavelengths that are optimal for penetrating through tissue, blood and skin pigmentation such as melanin. After absorbing light of the wavelength, Lutrin becomes activated to its tumor cell killing state. Preclinical studies indicate that Lutrin selectively accumulates in a variety of cancer cells.

We have initially studied Lutrin for photodynamic therapy of patients with invasive surface cancers that are accessible to externally applied light, such as recurrent breast cancer to the chest wall. The National Cancer Institute is sponsoring Phase I studies of Lutrin for treatment of cancer of the prostate and cervix. We plan to continue to supply drug and light devices for the National Cancer Institute studies of Lutrin but do not plan to conduct any additional clinical studies ourselves.

Optrin™ for Treatment of Retinal Degeneration

Pharmacyclics and our collaborators have conducted preclinical studies with Optrin for treatment of degeneration of the retina caused by abnormal growth of blood vessels. These studies have indicated that Optrin selectively eliminates abnormal retinal capillaries after activation by light of an appropriate wavelength. We entered into a development agreement with Alcon, an ophthalmic products company. Under this agreement, we provided Optrin to Alcon for further preclinical and clinical development. Alcon conducted Phase I and II studies with Optrin. In 2001, Alcon terminated its rights under the development agreement and, in accordance with the development agreement, returned to us all data associated with Alcon's development of Optrin. We do not plan to do any further development of Optrin ourselves.

Citra Vu™ for Imaging the Gastrointestinal Tract.

Our oral magnetic resonance imaging contrast agent, Citra Vu, is not a texaphyrin, but is based on one of our patented compounds. Citra Vu was developed for use in imaging the gastrointestinal tract in patients undergoing MRI procedures of the abdomen or the pelvis. Citra Vu is an orange- flavored oral formulation designed to fill the bowel uniformly to improve diagnosis of abdominal or pelvic diseases.

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

Alcon Collaboration. In December 1997, we entered into an evaluation and license agreement with Alcon Pharmaceuticals, Ltd. under which Alcon acquired worldwide marketing rights to Optrin for ophthalmology uses. Alcon, a wholly-owned subsidiary of Nestlé S.A., is a global leader in the research, development, manufacturing and marketing of ophthalmic products. Under the terms of the agreement, we received an upfront fee for Alcon to evaluate Optrin for ophthalmology uses for a specified time period. Alcon completed the evaluation and paid us a milestone payment in fiscal 2000. In October 2001, Alcon terminated its rights under the agreement.

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

  73 issued U.S. patents; and

  8 other pending U.S. patent applications.

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

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require all of our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of- inventions agreements. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and these agreements provide that all inventions arising out of the relationship with Pharmacyclics shall be our exclusive property.

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

During discussions with Celanese that resulted in the termination of the manufacturing and supply agreement, we decided to change our manufacturing strategy to divide the manufacturing process for our texaphyrin- based products into three intermediates. We have entered into commercial supply agreements with three manufacturers who each manufacture a separate intermediate. In fiscal 2001, we took delivery of commercial quantities of Xcytrin drug substance.

We have entered into a development and supply agreement with Baxter Healthcare Corporation (formerly Cook Pharmaceutical Solutions) for the formulation, filling, packaging and labeling of clinical and commercial quantities of Xcytrin. Baxter also supplies us with clinical quantities of Antrin and Lutrin.

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

Although the FDA has not yet approved any agents for the enhancement of radiation therapy or chemotherapy, we expect significant competition in these fields, as we believe that one or more companies, such as Allos Therapeutics, Inc., are developing and testing products which compete directly with our products under development. Allos' product is being developed for the treatment of brain metastases in conjunction with WBRT and is being tested in a Phase III clinical trial. These companies may succeed in developing technologies and products that are more effective than ours or would render our products or technologies obsolete. Moreover, certain existing chemotherapy agents also are used as radiation enhancers. See "Risk Factors - We face rapid technological change and intense competition."

We also face intense competition in the treatment of atherosclerosis, which currently includes the use of pharmaceutical agents and devices. Various drugs also have been shown to reduce or prevent atherosclerosis. Balloon angioplasty and stents are widely used and generally accepted techniques to reduce the narrowing of vessels by atherosclerosis. Treatment of in-stent stenosis with a brachytherapy (gamma radiation) system has been recently approved by the FDA.

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

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a new drug application for approval of the marketing and commercial shipment of the product. The FDA may deny a new drug application if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the new drug application does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post- marketing programs.

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

Employees

As of June 30, 2002, we had 133 employees, 3 of whom were part-time. 112 of our employees are engaged in research, development, preclinical and clinical testing, manufacturing, quality assurance and quality control and regulatory affairs and 21 in marketing, finance, administration and operations. 26 of our employees have an M.D. or Ph.D. degree. Our future performance depends in significant part upon the continued service of our key scientific, technical and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business.

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

Additionally, demands on our clinical staff have been increasing and we expect they will continue to increase due to our monitoring of additional clinical trials. We may fail to effectively oversee and monitor these many simultaneous clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled for many reasons, including, as is the case with our Phase III trial of Xcytrin, failure to meet our primary endpoints. Even if we are able to submit a new drug application, the Food and Drug Administration may refuse to file our application or may not clear our application in a timely manner or may deny the application entirely.

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

In December 2001, we announced the top line results of our Phase III clinical trial of Xcytrin Injection to improve the efficacy of radiation therapy of tumors that have spread to the brain resulting from a variety of cancers such as lung and breast. We did not reach statistical significance for either of the trial's endpoints, survival or time to neurologic progression. Subsequently, we decided to conduct a second Phase III trial in brain metastases patients with lung cancer, the most common cause of brain metastases. This trial is expected to start in the fourth quarter of calendar 2002.

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1991 and, as of June 30, 2002, had an accumulated deficit of approximately $158.3 million. We expect to continue to incur substantial additional operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our proposed products. Our lead product, Xcytrin, currently being developed for the potential treatment of brain metastases originating from non-small cell lung cancer, may receive regulatory clearance on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products. All revenues to date are primarily from license and milestone payments and, to a lesser extent, funding from one government research grant.

Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business

The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market a product, we will have to demonstrate that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. Data obtained from clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. Data from our completed Phase III clinical trial of Xcytrin is not sufficient to obtain regulatory clearance and an additional trial will be necessary to do so. Conducting additional trials will cause significant delays in approval and consume additional resources and may not be sufficient to obtain regulatory clearance.

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

Manufacturers of drugs also must comply with the applicable FDA good manufacturing practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. We or our present or future suppliers may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. We have not been subject to a Good Manufacturing Practice inspection by the FDA or any state agency. We may be subject to delays in commercializing our products for photodynamic therapies due to delays in approvals of the third-party light sources required for these products.

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

We have entered into an agreement with Baxter Healthcare Corporation (formerly Cook Pharmaceutical Solutions) to formulate, fill, package and label clinical and commercial quantities of Xcytrin. Baxter also supplies us with clinical quantities of Antrin and Lutrin. Any interruption of supply of our products from Baxter could have a material adverse affect on our business, financial condition and results of operations.

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

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs through at least calendar year 2004. However, our actual capital requirements will depend on many factors, including:

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

Executive Officers and Directors

Executive officers and directors of the Company, and their ages as of August 31, 2002, are as follows:

Name	Age	Position
Richard A. Miller, M.D.	51	President, Chief Executive Officer and Director
Cynthia J. Ladd	47	Senior Vice President, General Counsel and Secretary
Marc L. Steuer	55	Senior Vice President, Business Development
Timothy G. Whitten	45	Senior Vice President, Commercial Operations
Leiv Lea	48	Vice President, Finance and Administration and Chief Financial Officer
Daniel C. Adelman, M.D.	45	Vice President, Clinical Operations
Hugo Madden, Ph.D.	53	Vice President, Chemical Operations
Markus F. Renschler, M.D.	41	Vice President, Oncology Clinical Development
Miles R. Gilburne(2)	51	Director
Loretta M. Itri, M.D.(2)	53	Director
Richard M. Levy, Ph.D.(1)	64	Director
William R. Rohn(1)	59	Director
Craig C. Taylor(1)(2)	52	Director

__________

(1) Member of Compensation Committee.

(2) Member of Audit Committee.

Dr. Miller has served as President, Chief Executive Officer and a Director since he co-founded the company in April 1991. Dr. Miller was a co-founder of IDEC Pharmaceuticals Corporation and from 1984 to February 1992 served as Vice President and a Director. Dr. Miller also is a Clinical Professor of Medicine (Oncology) at Stanford University Medical Center. Dr. Miller received his M.D. from the State University of New York Medical School and is board certified in both Internal Medicine and Medical Oncology.

Ms. Ladd has served as Senior Vice President, General Counsel and Secretary since May 2000. From 1989 to April 2000, she served in various legal and executive management positions with Genentech, Inc., most recently as Vice President, Corporate Law. Ms. Ladd received a B.S. degree in Animal Science from the Pennsylvania State University, an M.S. degree in animal nutrition/biochemistry from Cornell University and a law degree from Stanford University.

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

Mr. Whitten has served as Senior Vice President, Commercial Operations since September 2001. From 1985 through 2001, Mr. Whitten served in a variety of positions at Bristol-Myers Squibb, most recently as: Vice President, Global Marketing, Oncology, from February 2000 to September 2001; Vice President Global Marketing, Oncology and Immunology from February 1999 to February 2000; Vice President, Pravastatin Initiative, from November 1997 to February 1999; Vice President, Marketing, Oncology and Immunology for the U.S. Business Unit, from April 1996 to October 1997. Mr. Whitten received his B.S. in Pharmacy from West Virginia University and an M.B.A. from the University of Virginia.

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

Dr. Adelman has served as Vice President, Clinical Operations since June 2002. Prior to that, Dr. Adelman served as Senior Director of Clinical Development from April 1998 to June 2002. From December 1994 to April 1998, Dr. Adelman was a Clinical Scientist at Genentech, Inc., and from 1989 to 1994 he was Director of Clinical Immunology and Allergy and an Assistant Professor of Clinical Medicine at the University of California, San Francisco. Dr. Adelman is an Associate Adjunct Professor of Medicine at UCSF and board certified in Medicine and Allergy and Immunology. Dr. Adelman received his M.D. from the University of California, Davis and a B.A. degree in Biological Sciences from the University of California, Berkeley.

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

Dr. Renschler has served as Vice President, Oncology Clinical Development since May 2001. Prior to that, Dr. Renschler served as Senior Director of Clinical Development from May 1998 to May 2001. Prior to that, Dr. Renschler served as Director of Clinical Development from January 1996 to May 1998. Dr. Renschler is also a Clinical Assistant Professor of Medicine/Oncology at Stanford University School of Medicine. He is board certified both in Medical Oncology and Internal Medicine. Dr. Renschler received his M.D. from Stanford University and a B.A. degree in Public and International Affairs from Princeton University.

Mr. Gilburne was elected as a Director of the Company in March 2000. Mr. Gilburne has been a managing member of ZG Ventures, a venture capital and investment company since 2000. From February 1995 through December 1999, he was Senior Vice President, Corporate Development for America Online, Inc., an internet services company. He is currently a member of the board of directors of AOL Time Warner Inc. Prior to joining America Online, Mr. Gilburne was a founding partner of the Silicon Valley office of the law firm of Weil, Gotshal and Manges and a founding partner of the Cole Gilburne Fund, an early stage venture capital fund focused on information technology. Mr. Gilburne received an A.B. degree from Princeton University and a law degree from the Harvard Law School.

Dr. Itri was elected as a Director of the Company in July 2001. Dr. Itri is currently the Executive Vice President, Pharmaceutical Research and Development, and Chief Medical Officer of Genta Incorporated, a biopharmaceutical company which she joined in March 2001. From November 1990 to January 2000 she was Senior Vice President, Worldwide Clinical Affairs, and Chief Medical Officer at Ortho Biotech Inc., a Johnson & Johnson company. Dr. Itri earned her M.D. from New York Medical College, and is Board certified in Internal Medicine. She completed a fellowship in Medical Oncology at Memorial Sloan-Kettering Cancer Center.

Dr. Levy was elected as a Director of the Company in June 2000. He has served as President and Chief Executive Officer and a director of Varian Medical Systems, Inc., a medical equipment company, since April 1999, and as Executive Vice President of Varian Associates, Inc., the predecessor company from which Varian Medical Systems, Inc. was spun out, since 1992. Dr. Levy holds a B.A. degree from Dartmouth College and a Ph.D. in nuclear chemistry from the University of California at Berkeley.

Mr. Rohn was elected as a Director of the Company in March 2000. He has served as the President and Chief Operating Officer of IDEC Pharmaceuticals Corporation, a biopharmaceutical company, since May 1998. He joined IDEC in August 1993 as Senior Vice President, Commercial and Corporate Development and was appointed Senior Vice President, Commercial Operations in April 1996 and Chief Operating Officer in May 1998. From 1984 to 1993, he was employed by Adria Laboratories, most recently as Senior Vice President of Sales and Marketing. Mr. Rohn is currently a Director of Cerus Corporation. Mr. Rohn received a B.A. in Marketing from Michigan State University.

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

	HIGH	LOW
FISCAL YEAR ENDED JUNE 30, 2001 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 77.50 60.00 48.00 34.25	$ 38.00 27.69 20.38 18.16
FISCAL YEAR ENDED JUNE 30, 2002 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 34.01 28.12 10.94 8.00	$ 14.54 8.80 6.60 4.00

As of June 30, 2002, there were 163 holders of record of our common stock. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.   Selected Financial Data

The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes included elsewhere herein.

                                                                                                   Period
                                                                                                    from
                                                                                                  Inception
                                                                                                  (April 1991)
                                                          Years Ended June 30,                     through
                                           -----------------------------------------------------  June 30,
                                             2002       2001       2000       1999       1998       2002
                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                      (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License, milestone and grant
    revenues ............................ $      --  $      --  $   1,000  $     750  $   2,700  $   7,855
  Contract revenues .....................        --      3,121        604      1,291        831      5,847
                                           ---------  ---------  ---------  ---------  ---------  ---------
      Total revenues ....................        --      3,121      1,604      2,041      3,531     13,702
                                           ---------  ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development ..............    33,981     37,974     28,590     21,889     13,973    173,567
  Marketing, general and administrative .     7,791      6,548      4,409      2,762      1,987     29,572
                                           ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses ..........    41,772     44,522     32,999     24,651     15,960    203,139
                                           ---------  ---------  ---------  ---------  ---------  ---------
Loss from operations ....................   (41,772)   (41,401)   (31,395)   (22,610)   (12,429)  (189,437)
Interest income .........................     5,152     10,604      7,778      3,398      2,826     32,699
Interest expense and other
   income (expense), net ................        45       (128)       (13)       (34)       (72)    (1,529)
                                           ---------  ---------  ---------  ---------  ---------  ---------
Net loss................................. $ (36,575) $ (30,925) $ (23,630) $ (19,246) $  (9,675) $(158,267)
                                           =========  =========  =========  =========  =========  =========
Basic and diluted net
   loss per share(1)..................... $   (2.27) $   (1.92) $   (1.60) $   (1.55) $   (0.87)
                                           =========  =========  =========  =========  =========
Shares used to compute basic and
  diluted net loss per share(1) .........    16,143     16,075     14,723     12,378     11,061
                                           =========  =========  =========  =========  =========

                                                                 June 30,
                                           -----------------------------------------------------
                                             2002       2001       2000       1999       1998
                                           ---------  ---------  ---------  ---------  ---------
                                                                (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities ............................ $ 114,918  $ 152,782  $ 178,247  $  50,005  $  70,381
Total assets ............................   121,012    160,973    185,123     55,557     73,019
Capital lease obligations ...............        --         --         59        275        530
Deficit accumulated during
  development stage .....................  (158,267)  (121,692)   (90,767)   (67,137)   (47,891)
Total stockholders' equity ..............   117,608    154,355    181,414     49,957     68,641

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

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer and atherosclerosis. To date we have devoted substantially all of our resources to the research and development of our products and have not derived any commercial revenues from the sale of our products. We have two primary drug products, or research and development programs, for which we are currently focusing our efforts: Xcytrin® and Antrin®.

In December 2001, we announced the top line results of our Phase III clinical trial of Xcytrin Injection to improve the efficacy of radiation therapy of tumors that have spread to the brain resulting from a variety of cancers such as lung and breast or brain metastases. We did not reach statistical significance for either of the trial's endpoints, survival or time to neurologic progression. However, additional analysis of the data indicated that brain metastases patients with lung cancer who received Xcytrin demonstrated significant improvement in time to neurologic progression. Based on our discussions with the FDA, we believe the best course of action is to conduct a confirmatory trial in brain metastases patients with lung cancer, the most common cause of brain metastases. This confirmatory trial is expected to start in the fourth quarter of calendar 2002.

We have completed patient enrollment in a multicenter Phase II trial with Xcytrin for the treatment of glioblastoma multiforme, a malignant primary brain tumor. We also have begun enrollment in a Phase I clinical trials for head and neck cancer and the use of Xcytrin with chemotherapy. Through our Cooperative Research and Development Agreement, the National Cancer Institute is conducting Phase I trials of Xcytrin for treatment of both primary adult and pediatric brain tumors, pancreatic cancer and lung cancer.

We completed enrollment of a randomized Phase II clinical trial with Antrin for patients with peripheral arterial disease of the lower extremities. The study is designed to evaluate both prevention of restenosis following balloon angioplasty and primary treatment of atherosclerosis. 150 patients have been enrolled in this study and are being evaluated with follow up angiograms.

We also completed enrollment of a Phase I clinical trial with Antrin for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. This study is primarily designed to evaluate the safety of various doses of drug and light. Patients are receiving follow-up angiograms six months after treatment to evaluate effects of the treatment on the blood vessels. In September 2001, we reported interim results of this trial at the European Society of Cardiology and the Transcatheter Cardiovascular Therapeutics meetings, which indicate that Antrin phototherapy is safe and feasible to perform in the coronary arteries.

We currently plan to establish a corporate alliance for Antrin before performing any additional clinical development.

We have initially studied Lutrin for photodynamic therapy of patients with invasive surface cancers that are accessible to externally applied light, such as recurrent breast cancer to the chest wall. The National Cancer Institute is sponsoring Phase I studies of Lutrin for treatment of cancer of the prostate and cervix. We plan to continue to supply drug and light devices for the National Cancer Institute studies of Lutrin but do not plan to conduct any additional clinical studies ourselves.

We have incurred significant operating losses since our inception in 1991, and as of June 30, 2002, had an accumulated deficit of approximately $158.3 million. We expect to continue to incur significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products. See "Risk Factors - All of our product candidates are in development and we cannot be certain that any of our products under development will be commercialized," "- Acceptance of our products in the marketplace is uncertain and failure to achieve market acceptance will harm our business," "- We have a history of operating losses and we expect to continue to have losses in the future," "- Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business" and "- our capital requirements are uncertain and we may have difficulty raising needed capital in the future."

Results of Operations

Comparison of Years Ended June 30, 2002, 2001 and 2000

Revenues. Our revenues for the years ended June 30, 2002, 2001 and 2000 were nil, $3,121,000 and $1,604,000, respectively. Revenues for the year ended June 30, 2001 resulted primarily from a non-recurring fee paid by Nycomed to terminate their collaboration agreement to sell and market Lutrin outside the United States, Canada and Japan and contract revenue received from Nycomed prior to the termination of the agreement. Revenues for the year ended June 30, 2000 resulted from a milestone payment from Alcon and contract revenue from Nycomed.

Research and Development Expenses. Research and development expenses were $33,981,000, $37,974,000 and $28,590,000 for the years ended June 30, 2002, 2001, and 2000, respectively. The $3,993,000 decrease from 2001 to 2002 was primarily due to decreased expenses with our Antrin and Lutrin programs. The $9,384,000 increase in fiscal 2001 from fiscal 2000 was the result of increased expense associated with our Xcytrin program and the impact of recognizing a credit of $3,540,000 in fiscal 2000 associated with the termination of our manufacturing and supply agreement with Celanese Ltd. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of personnel costs directly associated with a program, preclinical study costs, clinical trial costs, and related clinical drug and device development and manufacturing costs, drug formulation costs, contract services and other research expenditures. Indirect costs consist of personnel costs not directly associated with a program, overhead and facility costs and other support service expenses.

Research and development costs are identified as either directly attributed to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Prior to 1999, we did not track our historical research and development costs by specific program. For this reason we cannot accurately estimate our total historical costs on a specific program basis. Direct costs by program and indirect costs are as follows:

               Program                    2002         2001         2000
-------------------------------------  -----------  -----------  -----------
Direct costs:
   Xcytrin........................... $16,026,000  $16,831,000  $13,125,000
   Antrin............................   3,968,000    8,437,000    7,419,000
   Lutrin............................     730,000    2,537,000    2,499,000
                                       -----------  -----------  -----------
Total direct costs...................  20,724,000   27,805,000   23,043,000
Indirect costs.......................  13,257,000   10,169,000    5,547,000
                                       -----------  -----------  -----------
Total research and
   development costs................. $33,981,000  $37,974,000  $28,590,000
                                       ===========  ===========  ===========

Xcytrin

Xcytrin direct costs were $16,026,000, $16,831,000 and $13,125,000 for the years ended June 30, 2002, 2001 and 2000, respectively. The decrease of $805,000 in fiscal 2002 compared to fiscal 2001 was primarily due to lower clinical trial costs ($2,317,000) as our Phase III trial was completed in fiscal 2002 and lower drug manufacturing costs ($1,461,000) due to the timing of the manufacturing of Xcytrin. It is our policy to expense all costs related to the manufacturing of our drug products when incurred until commercial viability of such products have been demonstrated and the necessary regulatory approvals are received. These decreases were partially offset by the increase in employee costs ($2,800,000) as we increased staffing to support the potential regulatory filings related to our Phase III clinical trial of Xcytrin.

The increase of $3,706,000 in fiscal 2001 as compared to fiscal 2000 was primarily due to higher personnel ($2,188,000) and consulting costs ($570,000) to support our on-going Phase III trial.

Antrin

Antrin direct costs were $3,968,000, $8,437,000 and $7,419,000 for the years ended June 30, 2002, 2001 and 2000, respectively. The decrease of $4,469,000 in fiscal 2002 compared to fiscal 2001 was primarily due to focusing our resources on our Xcytrin product. This resulted in lower pre- clinical studies costs ($1,427,000), lower employee costs ($751,000) and lower device expenditures ($595,000). Antrin direct costs were also affected by lower drug manufacturing costs ($998,000).

The increase in fiscal 2001 of $1,018,000 as compared to fiscal 2000 was primarily due to higher third party clinical trial costs ($829,000) due to higher clinical trial activity, higher personnel costs ($864,000) to support these trials, as well as higher pre-clinical studies ($778,000). These costs were partially offset by lower device costs ($904,000) and lower third party research expenses ($369,000).

Lutrin

Lutrin direct costs were $730,000, $2,537,000 and $2,499,000 for the years ended June 30, 2002, 2001 and 2000, respectively. The decrease of $1,807,000 in fiscal 2002 was primarily due to focusing our resources on our Xcytrin product. The change in focus resulted in lower employee ($416,000) and pre-clinical studies costs ($111,000). Lutrin was also affected by lower drug manufacturing costs ($943,000) due to the timing of the manufacture of Lutrin.

Lutrin direct costs remained relatively consistent in fiscal 2001 as compared to fiscal 2000.

Indirect Costs

Indirect costs were $13,257,000, $10,169,000 and $5,547,000 for the years ended June 30, 2002, 2001 and 2000, respectively. The increase of $3,088,000 in fiscal 2002 as compared to fiscal 2001 was primarily due to the increase in facility and IT support costs ($2,501,000) to support the growth in personnel and higher employee costs ($885,000) as we increased headcount to support our research and development efforts, partially offset by lower consulting costs ($253,000).

The increase of $4,622,000 in fiscal 2001 as compared to fiscal 2000 was primarily due to recognizing a credit of $3,540,000 in fiscal 2000 associated with the termination of our manufacturing development and supply agreement with Celanese, Ltd.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the years ended June 30, 2002, 2001, and 2000 were $7,791,000, $6,548,000, and $4,409,000, respectively. The $1,243,000 increase in fiscal 2002 compared to fiscal 2001 primarily resulted from higher personnel costs ($624,000) and higher facilities and IT support costs ($627,000) to support expected increases in operations. The $2,139,000 increase in fiscal 2001 compared to fiscal 2000 primarily resulted from higher personnel costs related to increased headcount to support greater clinical development activities ($650,000), and increased marketing efforts to promote awareness of the company's products ($1,070,000).

Interest and Other, Net. Interest and other, net, was $5,197,000, $10,476,000 and $7,765,000 for the years ended June 30, 2002, 2001 and 2000, respectively. The decrease in fiscal 2002 was primarily due to lower interest rates being earned on reduced balances of cash, cash equivalents and marketable securities. The increase in fiscal 2001 was primarily the result of interest earned on higher average cash balances from sales of common stock in the third quarter of fiscal 2000. Our cash equivalents and marketable securities consist primarily of fixed rate instruments.

Income Taxes. At June 30, 2002, we had net operating loss carryforwards of approximately $159.3 million for federal income tax reporting purposes and tax credit carryforwards of approximately $6.6 million for federal reporting purposes. These amounts expire at various times through 2022. As a result of ownership changes that have occurred in the past, we believe that utilization of our net operating loss and tax credit carryforwards is subject to annual limitations. A full valuation allowance has been established for the company's deferred tax assets since realization of such assets through the generation of future taxable income is uncertain. See Note 5 of "Notes to Financial Statements."

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income. Since inception, we have used approximately $146,054,000 of cash for operating activities and approximately $14,120,000 of cash for the purchase of laboratory and office equipment and payments under capital lease agreements.

As of June 30, 2002, we had approximately $114,918,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities was $36,324,000, $25,746,000 and $24,767,000 for the years ended June 30, 2002, 2001 and 2000, respectively, and resulted primarily from operating losses adjusted for non-cash expenses and changes in accounts payable, accrued liabilities, and prepaid expenses and other assets.

Net cash provided by investing activities of $73,590,000 and $31,719,000 in the years ended June 30, 2002 and 2001, respectively, consisted primarily of proceeds of maturities and sales of marketable securities, net of purchases of marketable securities, partially offset by purchases of property and equipment. Net cash used in investing activities was $90,831,000 in the year ended June 30, 2000 and consisted primarily of purchases of marketable securities and property and equipment, partially offset by proceeds from maturities of marketable securities.

In March 2000, we sold 820,000 shares of our common stock through a private placement at a price of $73.25 per share resulting in net cash proceeds to us of approximately $57,600,000. In September and October 1999, we sold a total of 2,645,000 shares of our common stock at $38.75 per share resulting in net cash proceeds to us of approximately $96,100,000.

The company leases its facilities under non-cancelable operating leases that expire in fiscal 2004. Future minimum lease payments and sublease income under non-cancelable operating leases as of June 30, 2002 are as follows:

                                        Operating    Operating
                                          Lease      Sublease
                                       Commitments    Income
                                       -----------  -----------

Fiscal 2003.......................... $ 3,720,000  $  (233,000)
Fiscal 2004..........................   2,163,000           --
                                       -----------  -----------
  Total minimum lease payments
     and operating lease income ..... $ 5,883,000  $  (233,000)
                                       ===========  ===========

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and investments, will be adequate to satisfy our capital needs through at least calendar year 2004. However, our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

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

Critical Accounting Policies

Critical accounting policies are defined by the SEC as those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. We have identified the following critical accounting policies used in the preparation of our financial statements and accompanying notes.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2002, these investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

  Length of the time and the extent to which the market value has been less than cost;
  The financial condition and near-term prospects of the issuer; and
  Our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Recent Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. The Company is required to adopt SFAS 144 no later than the first quarter of fiscal 2003. The Company believes that the adoption of this standard will have no impact on its financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS 145"). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company believes that the adoption of this standard will have no impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this standard will have no impact on its financial statements.

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

Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Pharmacyclics, Inc.;

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of stockholders' equity (deficit) present fairly, in all material respects, the financial position of Pharmacyclics, Inc. (a development stage enterprise) at June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, and, cumulatively, for the period from inception (April 1991) through June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

San Jose, California
August 9, 2002

PHARMACYCLICS, INC.
(a development stage enterprise)

BALANCE SHEETS
 (in thousands, except share and per share amounts)

                                                                   June 30,
                                                              --------------------
                                                                2002       2001
                                                              ---------  ---------
                           ASSETS
Current assets:
  Cash and cash equivalents ................................ $  89,324  $  51,391
  Marketable securities ....................................    25,594    101,391
  Prepaid expenses and other current assets ................     1,182      2,265
                                                              ---------  ---------
          Total current assets .............................   116,100    155,047
Property and equipment, net ................................     4,156      5,174
Other assets ...............................................       756        752
                                                              ---------  ---------
                                                             $ 121,012  $ 160,973
                                                              =========  =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................... $   1,784  $   4,599
  Accrued liabilities ......................................     1,386      1,861
                                                              ---------  ---------
          Total current liabilities ........................     3,170      6,460
Deferred rent ..............................................       234        158
                                                              ---------  ---------
          Total liabilities ................................     3,404      6,618
                                                              ---------  ---------
Commitments (Note 6)
Stockholders' equity:
  Preferred stock, $0.0001 par value; 1,000,000 shares
    authorized at June 30, 2002 and 2001; no shares issued
    and outstanding ........................................        --         --
  Common stock, $0.0001 par value; 49,000,000 and 24,000,000 authorized at June 30, 2002 and 2001; shares issued and outstanding --
    16,187,796 at June 30, 2002 and 16,116,370 at June 30, 2         2          2
  Additional paid-in capital ...............................   275,710    274,952
  Accumulated other comprehensive income ...................       163      1,093
  Deficit accumulated during development stage .............  (158,267)  (121,692)
                                                              ---------  ---------
          Total stockholders' equity .......................   117,608    154,355
                                                              ---------  ---------
                                                             $ 121,012  $ 160,973
                                                              =========  =========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

                                                                            Period
                                                                             from
                                                                          Inception
                                                                          (April 1991)
                                               Year Ended June 30,         through
                                         -------------------------------   June 30,
                                           2002       2001       2000        2002
                                         ---------  ---------  ---------  ----------
Revenues:
  License and milestone revenues....... $      --  $      --  $   1,000  $    7,855
  Contract revenues ...................        --      3,121        604       5,847
                                         ---------  ---------  ---------  ----------
          Total revenues ..............        --      3,121      1,604      13,702
                                         ---------  ---------  ---------  ----------
Operating expenses:
  Research and development ............    33,981     37,974     28,590     173,567
  Marketing, general and administrative     7,791      6,548      4,409      29,572
                                         ---------  ---------  ---------  ----------
          Total operating expenses ....    41,772     44,522     32,999     203,139
                                         ---------  ---------  ---------  ----------
Loss from  operations .................   (41,772)   (41,401)   (31,395)   (189,437)
Interest income .......................     5,152     10,604      7,778      32,699
Interest expense and other
   income (expense), net ..............        45       (128)       (13)     (1,529)
                                         ---------  ---------  ---------  ----------
Net loss .............................. $ (36,575) $ (30,925) $ (23,630) $ (158,267)
                                         =========  =========  =========  ==========

Basic and diluted net loss per share .. $   (2.27) $   (1.92) $   (1.60)
                                         =========  =========  =========
Shares used to compute basic
and diluted net loss per share ........    16,143     16,075     14,723
                                         =========  =========  =========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS
 (in thousands)

                                                                                                           Period
                                                                                                            from
                                                                                                         Inception
                                                                                                         (April 1991)
                                                                              Year Ended June 30,         through
                                                                        -------------------------------   June 30,
                                                                          2002       2001       2000        2002
                                                                        ---------  ---------  ---------  ----------
Cash flows from operating activities:
  Net loss ........................................................... $ (36,575) $ (30,925) $ (23,630) $ (158,267)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ...................................     2,299      1,697      1,194       9,471
     Stock compensation expense ......................................        91        326         88         837
     Loss (gain) on sale of marketable securities ....................       (20)        78         --          58
     Write-down of fixed assets ......................................        16         47         12         381
     Changes in assets and liabilities:
       Accounts and other receivables ................................        --         --        294          --
       Prepaid expenses and other assets .............................     1,079         63     (1,050)     (1,938)
       Accounts payable ..............................................    (2,815)     1,748     (1,712)      1,784
       Accrued liabilities ...........................................      (475)     1,097         17       1,386
       Deferred rent .................................................        76        123         20         234
                                                                        ---------  ---------  ---------  ----------
          Net cash used in operating activities ......................   (36,324)   (25,746)   (24,767)   (146,054)
                                                                        ---------  ---------  ---------  ----------
Cash flows from investing activities:
  Purchase of property and equipment .................................    (1,297)    (3,122)    (1,774)    (10,239)
  Proceeds from sale of property and equipment .......................        --         --         --         112
  Purchases of marketable securities .................................   (49,059)   (43,208)  (145,808)   (345,989)
  Proceeds from sales of marketable securities .......................     8,517      8,795         --      17,312
  Proceeds from maturities of marketable securities ..................   115,429     69,254     56,751     303,188
                                                                        ---------  ---------  ---------  ----------
            Net cash provided by (used in) investing activities ......    73,590     31,719    (90,831)    (35,616)
                                                                        ---------  ---------  ---------  ----------
Cash flows from financing activities:
  Issuance of common stock, net of issuance costs ....................       667      1,941    155,420     251,361
  Proceeds from notes payable ........................................        --         --         --       3,000
  Issuance of convertible preferred stock, net of issuance costs .....        --         --         --      20,514
  Payments under capital lease obligations ...........................        --        (59)      (216)     (3,881)
                                                                        ---------  ---------  ---------  ----------
            Net cash provided by financing activities ................       667      1,882    155,204     270,994
                                                                        ---------  ---------  ---------  ----------
Increase in cash and cash equivalents ................................    37,933      7,855     39,606      89,324
Cash and cash equivalents at beginning of period .....................    51,391     43,536      3,930          --
                                                                        ---------  ---------  ---------  ----------
Cash and cash equivalents at end of period ........................... $  89,324  $  51,391  $  43,536  $   89,324
                                                                        =========  =========  =========  ==========
Supplemental Disclosures of Cash Flow Information:
  Interest paid ...................................................... $          $       6  $      13  $    1,269

Supplemental Disclosure of Non-Cash Investing and Financing Activities
  Property and equipment acquired under capital lease obligations ....        --         --         --       3,881
  Warrants issued ....................................................        --         --         --          49
  Conversion of notes payable and accrued interest
    into convertible preferred stock .................................        --         --         --       3,051

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the period from inception (April 1991) through June 30, 2002
 (in thousands, except share and per share amounts)

                                                                                                                        Deficit
                                                  Convertible                                          Accumulated    Accumulated
                                               Preferred Stock         Common Stock      Additional       other         During
                                           --------------------- ----------------------   Paid-in     Comprehensive   Development
                                             Shares      Amount     Shares      Amount    Capital     Income/(Loss)      Stage       Total
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Issuance of common stock for cash at
  $0.02 per share ........................         --  $     --      400,000  $     --  $        6  $            --  $        --  $        6
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1991 .................         --        --      400,000        --           6               --           --           6
Issuance of common stock for cash at an
  average price of $0.02 per share .......         --        --       97,111        --           2               --           --           2
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $1.32 per share ....  2,040,784        --           --        --       2,667               --           --       2,667
Net loss .................................         --        --           --        --          --               --         (523)       (523)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1992 .................  2,040,784        --      497,111        --       2,675               --         (523)      2,152
Issuance of common stock for cash at an
  average price of $0.06 per share .......         --        --       49,000        --           3               --           --           3
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  $4.88 per share ........................  1,580,095        --           --        --       7,674               --           --       7,674
Net loss .................................         --        --           --        --         --                --       (3,580)     (3,580)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1993 .................  3,620,879        --      546,111        --      10,352               --       (4,103)      6,249
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.12 per share .....................         --        --      324,188        --          38               --           --          38
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $8.63 per share ....    886,960        --           --        --       7,623               --           --       7,623
Net loss .................................         --        --           --        --          --               --       (5,141)     (5,141)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1994 .................  4,507,839        --      870,299        --      18,013               --       (9,244)      8,769
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.24 per share .....................         --        --       38,403        --           9               --           --           9
Issuance of warrants .....................         --        --           --        --          49               --           --          49
Net loss .................................         --        --           --        --          --               --      (10,479)    (10,479)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1995 .................  4,507,839        --      908,702        --      18,071               --      (19,723)     (1,652)
Issuance of convertible preferred stock
  for notes payable and accrued interest
  at an average of $8.63 per share .......    353,483        --         --          --       3,051               --          --        3,051
Issuance of convertible preferred stock
  for cash, net of issuance costs, at an
  average price of $8.63 per share .......    295,649        --          --         --       2,550               --           --       2,550
Issuance of common stock upon initial
  public offering, net of issuance
  costs, for cash at $12 per share .......         --        --    2,383,450         1      26,042               --           --      26,043
Conversion of convertible preferred stock
  into common stock ...................... (5,156,971)       --    5,156,971        --          --               --           --          --
Issuance of common stock upon exercise of
  stock options at an average exercise
  price of $1.33 per share ...............         --        --       91,922        --         122               --           --         122
Issuance of common stock upon
  exercise of purchase rights at an
  exercise price of $10.20 per
  share ..................................         --        --        8,379        --          86               --           --          86
Stock compensation expense ...............         --        --           --        --          26               --           --          26
Net loss .................................         --        --           --        --          --               --       (8,235)     (8,235)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1996 .................         --        --    8,549,424         1      49,948               --      (27,958)     21,991
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $16.93 per share ......         --        --    1,442,190        --      24,420               --           --      24,420
Issuance of common stock upon exercise
  of stock options at an average price
  of $2.74 per share .....................         --        --       96,283        --         264               --           --         264
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $10.51 per share ..............         --        --       14,557        --         153               --           --         153
Stock compensation expense ...............         --        --           --        --         126               --           --         126
Net loss .................................         --        --           --        --          --               --      (10,258)    (10,258)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1997 .................         --        --   10,102,454         1      74,911               --      (38,216)     36,696
Issuance of common stock, net of
  issuance costs, for cash at $21.75
  per share ..............................         --        --    2,012,500        --      40,796               --           --      40,796
Issuance of common stock upon exercise
  of stock options at an average
  price of $6.57 per share ...............         --        --       88,933        --         584               --           --         584
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $14.36 per share ..............         --        --       10,372        --         149               --           --         149
Issuance of common stock upon exercise
  of warrants ............................         --        --       80,033        --          --               --           --          --
Stock compensation expense ...............         --        --           --        --          91               --           --          91
Net loss .................................         --        --           --        --          --               --       (9,675)     (9,675)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1998 .................         --        --   12,294,292         1     116,531               --      (47,891)     68,641
Issuance of common stock upon exercise
  of stock options at an average price
  of $5.10 per share .....................         --        --       75,275        --         384               --           --         384
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $12.77 per share ..............         --        --       13,643        --         174               --           --         174
Issuance of common stock upon exercise
  of warrants ............................         --        --       45,661        --          --               --           --          --
Stock compensation expense ...............         --        --           --        --          89               --           --          89
Comprehensive (loss):
  Change in unrealized loss on
  marketable securities ..................         --        --           --        --          --              (85)          --         (85)
Net loss .................................         --        --           --        --          --               --      (19,246)    (19,246)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1999 .................         --        --   12,428,871         1     117,178              (85)     (67,137)     49,957
Issuance of common stock upon exercise
  of stock options at an average price
  of $13.88 per share ....................         --        --      102,372        --       1,421               --           --       1,421
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $25.62 per share ..............         --        --       11,213        --         287               --           --         287
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $44.36 per share ......         --        --    3,465,000         1     153,711               --           --     153,712
Stock compensation expense ...............         --        --           --        --          88               --           --          88
Comprehensive (loss):
  Change in unrealized loss on
    marketable securities ................         --        --           --        --          --             (421)          --        (421)
Net loss .................................         --        --           --        --          --               --      (23,630)    (23,630)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2000 .................         --        --   16,007,456         2     272,685             (506)     (90,767)    181,414
Issuance of common stock upon exercise
  of stock options at an average price
  of $16.17 per share ....................         --        --       93,528        --       1,512               --           --       1,512
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $27.89 per share ..............         --        --       15,386        --         429               --           --         429
Stock compensation expense ...............         --        --           --        --         326               --           --         326
Comprehensive income:
  Change in unrealized gain on
    marketable securities ................         --        --           --        --          --            1,599           --       1,599
Net loss .................................         --        --           --        --          --               --      (30,925)    (30,925)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2001 .................         --        --   16,116,370         2     274,952            1,093     (121,692)    154,355
Issuance of common stock upon exercise
  of stock options at an average price
  of $13.93 per share ....................         --        --       13,257        --         183               --           --         183
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $8.32 per share ...............         --        --       58,169        --         484               --           --         484
Stock compensation expense ...............         --        --           --        --          91               --           --          91
Comprehensive loss:
  Change in unrealized gain on
    marketable securities ................         --        --           --        --          --             (930)          --        (930)
Net loss .................................         --        --           --        --          --               --      (36,575)    (36,575)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2002 .................         --  $     --   16,187,796  $      2  $  275,710  $           163  $  (158,267) $  117,608
                                           ===========  ======== ============  ========  ==========  ===============  ===========  ==========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1 - The Company and Significant Accounting Policies:

Description of the company

Pharmacyclics, Inc. (the "company") was incorporated in Delaware in 1991 and commenced operations during 1992 to develop and market pharmaceutical products to improve upon current therapeutic approaches to the treatment of cancer and atherosclerosis. Since inception, the company has been in the development stage, principally involved in research and development and other business planning activities, with no commercial revenues from product sales. Successful future operations depend upon the company's ability to develop, to obtain regulatory approval for, and to commercialize its products. The company operates in one business segment.

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

Basic and diluted net loss per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of outstanding convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,268,687, 3,272,936 and 2,548,634 shares of common stock were outstanding at June 30, 2002, 2001 and 2000, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

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

The company's marketable securities consisted of the following (in thousands):

                                                       Net      Estimated
                                          Amortized  Unrealized   Fair
                                            Cost       Gains      Value
                                          ---------  ---------  ---------
June 30, 2002
Debt (state or political subdivision)... $  10,459  $      22  $  10,481
Debt (corporate)........................    14,972        141     15,113
                                          ---------  ---------  ---------
                                         $  25,431  $     163  $  25,594
                                          =========  =========  =========

June 30, 2001
Debt (state or political subdivision)... $   3,975  $       4  $   3,979
Debt (corporate)........................    96,323      1,089     97,412
                                          ---------  ---------  ---------
                                         $ 100,298  $   1,093  $ 101,391
                                          =========  =========  =========

At June 30, 2002 and 2001, all of the company's debt investments are classified as short-term, as the company may choose not to hold its investments until maturity in order to take advantage of market conditions. Unrealized losses in 2002 and 2001 were not material and have therefore been netted against unrealized gains and losses, respectively. At June 30, 2002, the company's marketable securities had the following maturities (in thousands):

                                                     Estimated
                                          Amortized    Fair
                                            Cost       Value
                                          ---------  ---------
Less than one year...................... $  14,853     14,939
Between one and two years...............    10,578     10,655
                                          ---------  ---------
                                         $  25,431  $  25,594
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

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three to five years, or the lease term of the respective assets, if applicable. Amortization of leasehold improvements is computed using the straight-line method over the shorter of their estimated useful lives or lease terms.

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

Recent accounting pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. The Company is required to adopt SFAS 144 no later than the first quarter of fiscal 2003. The Company believes that the adoption of this standard will have no impact on its financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS 145"). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company believes that the adoption of this standard will have no impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this standard will have no impact on its financial statements.

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

Research and development

Research and development activities are expensed as incurred and include costs associated with company's internal programs, as well as costs incurred in connection with contract research performed pursuant to collaborative agreements. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the company. Research and development expenses incurred in connection with research contracts were zero, $0.9 million and $1.7 million for the years ended June 30, 2002, 2001and 2000, respectively.

Income taxes

The company provides for income taxes using the liability method. This method requires that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

The company accounts for equity instruments issued to non- employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Stock compensation expense related to stock options granted to non-employees is recognized as the stock options are earned in accordance with the provisions of SFAS 123 and Financial Accounting Standards Board No. Interpretation 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

Note 2 - Agreements:

University of Texas License. The company has entered into two exclusive patent license agreements with The University of Texas which permit the company to exclusively manufacture, use and sell products covered by patents that result from certain research conducted by The University of Texas. Each agreement requires the company to pay royalties to The University of Texas. The company paid $50,000 and $100,000 of royalties in the years ended June 30, 2002 and 2001, respectively, and paid no royalties in the year ended June 30, 2000.

Alcon Collaboration. In December 1997, the company entered into an evaluation and license agreement with Alcon Pharmaceuticals Ltd., under which Alcon acquired worldwide marketing rights to Optrin™ photosensitizer for ophthalmology uses. Optrin is a lutetium texaphyrin molecule which was being developed as a photosensitizer for the use in photodynamic therapy of retinal degeneration. Alcon conducted and was responsible for all costs associated with its worldwide development and regulatory submissions for ophthalmology uses of Optrin. In accordance with the terms of this agreement, the company received a non-refundable, up-front payment. In October 2001, Alcon terminated this agreement.

Nycomed Collaboration. In October 1997, the company entered into an agreement with Nycomed Imaging A/S, in which Nycomed acquired exclusive sales and marketing rights to Lutrin™ photosensitizer for cancer treatments in all markets of the world excluding the United States, Canada and Japan. Lutrin is a lutetium texaphyrin molecule being developed as a photosensitizer for use in the photodynamic therapy of cancer. In May 2001, the company and Nycomed terminated this agreement. Pursuant to the termination agreement, Pharmacyclics reacquired all its rights from Nycomed to develop and market Lutrin and Nycomed agreed to make a non-recurring termination payment to Pharmacyclics of $2,750,000. The termination payment was recorded as revenue in the fourth quarter of fiscal 2001 as the company had no further performance obligation under the termination agreement.

Note 3 - Balance Sheet Components:

Property and equipment consists of the following (in thousands):

                                                         June 30,
                                                    --------------------
                                                      2002       2001
                                                    ---------  ---------
Equipment ........................................ $   7,165  $   6,355
Leasehold improvements ...........................     4,044      3,870
Furniture and fixtures ...........................     1,193      1,100
                                                    ---------  ---------
                                                      12,402     11,325
Less accumulated depreciation and amortization ...    (8,246)    (6,151)
                                                    ---------  ---------
                                                   $   4,156  $   5,174
                                                    =========  =========

Accrued liabilities consist of the following (in thousands):

                                                         June 30,
                                                    --------------------
                                                      2002       2001
                                                    ---------  ---------
Employee compensation ............................ $   1,319  $   1,788
Other ............................................        67         73
                                                    ---------  ---------
                                                   $   1,386  $   1,861
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

Shareholder rights plan

In April 1997, the Board of Directors approved a shareholder rights plan (the "Plan") under which stockholders of record on May 1, 1997 received a right to purchase (a "Right") one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), at an exercise price of $125 per one one-hundredth of a share, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and will become exercisable upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the company's outstanding common stock or (ii) 10 business days or such later date as may be determined by a majority of the Board of Directors following the commencement of, or announcement of, an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding common stock of the Company. The Rights expire at the close of business on April 30, 2007. The company has designated 120,000 shares of its preferred stock as Series A Junior Participating Preferred Stock in connection with this plan. In December 2001, the Board of Directors approved an amendment to the Plan so that each Right entitles the holder to purchase one one-thousandth of a share of Series A Preferred Stock at a price of $125 per one one-thousandth of a share, subject to adjustment.

Warrants

In connection with the company's initial public offering during 1995, outstanding warrants to purchase shares of preferred stock were converted into warrants to purchase shares of common stock. In fiscal 1998, holders of all of the warrants granted in July 1995 elected "net issue exercises" at an average market price of $24.15 per share, resulting in the issuance of 80,033 shares of common stock and the cancellation of warrants to purchase 44,465 shares of common stock. In fiscal 1999, warrants for 45,661 shares were exercised. At June 30, 2002 and 2001, there were no outstanding warrants.

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

1995 Stock Option Plan. The company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors in August 1995. The 1995 Plan authorizes for issuance 4,185,676 shares of common stock. Beginning on January 1, 1996, the 1995 Plan also allows for an annual increase to the number of shares available for issuance equal to 1% of the number of shares of common stock outstanding on the last day of the preceding calendar year, not to exceed 500,000 shares per year. Shares of common stock subject to outstanding options that expire or terminate prior to exercise will be available for future issuance under the 1995 Plan.

Under the 1995 Plan, employees, non-employee members of the Board of Directors (other than those serving as members of the Compensation Committee) and independent consultants may, at the discretion of the plan administrator, be granted options to purchase shares of common stock at an exercise price not less than 85% of the fair market value of such shares on the grant date. Non-employee members of the Board of Directors will also be eligible for automatic option grants under the company's 1995 Non-Employee Directors Stock Option Plan. Generally, shares subject to options under the 1995 Plan vest over a four to five-year period and are exercisable for a period of ten years.

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

Each individual first elected or appointed as a non-employee Board member will automatically be granted, on the date of such election or appointment, a non-statutory option to purchase 10,000 shares of common stock vesting over five years. In addition, on the date of each annual stockholders meeting each individual who is to continue to serve as a non-employee Board member after that annual meeting and has been a member of the Board for at least six months will automatically be granted a non-statutory option to purchase 5,000 shares of common stock, vesting in equal monthly installments for one year after the grant date. There will be no limit on the number of such annual 5,000- share option grants any one non-employee Board member may receive over his or her period of continued Board service. The exercise price per share of each automatic option grant will be equal to the fair market value of the common stock on the automatic grant date. Each automatic option will be immediately exercisable; however, any shares purchased upon exercise of the option will be subject to repurchase should the optionee's service as a non-employee Board member cease prior to vesting in the shares. Each 10,000-share grant will vest in five equal and successive annual installments over the optionee's period of Board service. Each 5,000-share grant will vest in twelve equal and successive monthly installment over the optionee's period of Board service.

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

The following table summarizes activity under the company's stock option plans (in thousands, except per share amounts):

                                                Options Outstanding
                                             ---------------------
                                                         Weighted
                                                          Average
                                                         Exercise
                                   Shares                  Price
                                  Available                 Per
                                  for Grant    Number      Share
                                 ----------- ----------  ---------
Authorized .....................      1,000         --  $      --
Granted ........................       (480)       480       0.19
                                 ----------- ----------
Balance at June 30, 1993 .......        520        480       0.19
Exercised ......................         --       (324)      0.12
Granted ........................       (167)       167       2.22
Canceled .......................          8         (8)      0.11
                                 ----------- ----------
Balance at June 30, 1994 .......        361        315       1.37
Exercised ......................         --        (39)      0.24
Granted ........................       (193)       193       3.75
Canceled .......................         38        (38)      1.82
                                 ----------- ----------
Balance at June 30, 1995 .......        206        431       2.50
Authorized .....................        485         --         --
Exercised ......................         --        (92)      3.09
Granted ........................       (492)       492      10.03
Canceled .......................         11        (11)      6.11
                                 ----------- ----------
Balance at June 30, 1996 .......        210        820       9.20
Authorized .....................        842         --         --
Exercised ......................         --        (96)      2.74
Granted ........................       (569)       569      16.69
Canceled .......................         31        (31)     12.21
                                 ----------- ----------
Balance at June 30, 1997 .......        514      1,262      11.58
Authorized .....................        602         --         --
Exercised ......................         --        (89)      6.57
Granted ........................       (577)       577      25.33
Canceled .......................        158       (158)     15.41
                                 ----------- ----------
Balance at June 30, 1998 .......        697      1,592      16.43
Authorized .....................        524         --         --
Exercised ......................         --        (75)      5.10
Granted ........................       (671)       671      19.25
Canceled .......................        221       (221)     20.37
                                 ----------- ----------
Balance at June 30, 1999 .......        771      1,967      17.38
Authorized .....................        681         --         --
Exercised ......................         --       (103)     13.88
Granted ........................       (723)       723      56.97
Canceled .......................         53        (53)     23.38
                                 ----------- ----------
Balance at June 30, 2000 .......        782      2,534      28.70
Authorized .....................        811         --         --
Exercised ......................         --        (94)     16.17
Granted ........................       (947)       947      36.80
Canceled .......................        114       (114)     45.70
                                 ----------- ----------
Balance at June 30, 2001 .......        760      3,273      29.78
Authorized .....................        747         --
Exercised ......................         --        (13)     13.93
Granted ........................     (1,634)     1,634       8.76
Canceled .......................        625       (625)     27.83
                                 ----------- ----------
Balance at June 30, 2002 .......        498      4,269      21.82
                                 =========== ==========

A summary of outstanding and vested stock options as of June 30, 2002 is as follows:

                             Options Outstanding         Options Vested
                    --------------------------------- ---------------------
                                            Weighted              Weighted
                                Weighted     Average               Average
                                 Average    Exercise              Exercise
                      Number    Remaining     Price     Number      Price
     Range of           of     Contractual     Per        of         Per
  Exercise Prices     Shares      Life        Share     Shares      Share
------------------- ---------- -----------  --------- ----------  ---------
$0.075 - 4.25 .....   654,469        8.71  $    4.14    104,919  $    3.57
 7.39 - 7.39.......   616,277        9.61       7.39     57,115       7.39
 7.50 - 16.00......   459,639        4.15      11.72    419,348      11.50
16.88 - 18.07......   627,366        6.81      17.82    319,044      17.70
18.25 - 27.00......   607,314        6.18      23.27    479,562      23.22
27.50 - 38.13......   627,409        8.72      28.56    123,317      30.64
38.25 - 58.06......   616,124        8.10      53.01    252,651      53.48
66.13 - 78.125.....    60,089        7.69      76.39     26,524      76.43
                    ----------                        ----------
                    4,268,687        7.61      21.82  1,782,480      23.41
                    ==========                        ==========

The Company has outstanding exercisable options to purchase 3,774,694, 3,081,532, and 2,313,942 shares of common stock with a weighted average exercise price of $22.78, $28.84, and $27.57 at June 30, 2002, 2001, and 2000, respectively.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in fiscal 2002, 2001and 2000 were 58,169, 15,386 and 11,213 shares of common stock at an average price of $8.32, $27.89 and $25.62 per share, respectively. Shares available for future purchase under the Purchase Plan are 168,281 at June 30, 2002. The Purchase Plan will terminate in October 2005.

Pro forma disclosure

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans during fiscal 2002, 2001 and 2000 was $6.50, $23.43 and $40.84 per share, respectively. The weighted average estimated grant date fair value of purchase awards under the company's Purchase Plan during fiscal 2002, 2001and 2000 was $15.74, $21.09 and $18.06, respectively. The estimated grant date fair values were calculated using the Black-Scholes valuation model.

The following assumptions are included in the estimated grant date fair value calculations for the company's stock option and purchase awards:

                                              Year Ended June 30,
                                        -------------------------------
                                           2002       2001       2000
                                        ----------  ---------  --------
Stock option plans:
  Expected dividend yield ............          0%        0%       0%
  Expected stock price volatility ....         89%       84%      81%
  Risk free interest rate ............       4.72%     5.21%    6.37%
  Expected life (years) ..............       5.65       5.65      5.61

Stock purchase plan:
  Expected dividend yield ............          0%        0%       0%
  Expected stock price volatility ....         96%       81%      81%
  Risk free interest rate ............       2.94%     6.42%    6.25%
  Expected life (years) ..............       2.00       2.00      2.00

Pro forma net loss and net loss per share

Had the company recorded stock compensation cost based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the company's net loss and net loss per share would have been increased to the pro forma amounts below (in thousands, except per share amounts):

                                             Year Ended June 30,
                                        -------------------------------
                                           2002       2001       2000
                                        ----------  ---------  --------
Net loss:
  As reported ........................ $  (36,575) $ (30,925) $(23,630)
  Pro forma ..........................    (48,971)   (41,678)  (29,060)
Net loss per share:
  As reported ........................ $    (2.27) $   (1.92) $  (1.60)
  Pro forma ..........................      (3.03)     (2.59)    (1.97)

Such pro forma disclosures may not be representative of the pro forma effect in future years because options vest over several years and additional grants may be made each year.

Note 5 - Income Taxes:

Deferred tax assets are summarized as follows (in thousands):

                                             June 30,
                                        ---------------------
                                           2002       2001
                                        ----------  ---------
Net operating loss carryforwards ..... $   56,981  $  43,297
Tax credit carryforwards .............      9,461      7,586
Capitalized start-up and R&D costs ...      3,560      1,937
Depreciation and amortization.........        847        529
Reserves and accruals.................        418      2,172
                                        ----------  ---------
Gross deferred tax assets ............     71,267     55,521
Less valuation allowance .............    (71,267)   (55,521)
                                        ----------  ---------
Net deferred tax assets .............. $       --  $      --
                                        ==========  =========

A full valuation allowance has been established for the company's deferred tax assets at June 30, 2002 and 2001 since realization of such assets through the generation of future taxable income is uncertain.

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to the loss before income taxes as summarized below (in thousands):

                                             Year Ended June 30,
                                        -------------------------------
                                           2002       2001       2000
                                        ----------  ---------  --------
Tax benefit at statutory rate ........ $   12,801  $  10,824  $  8,271

Net operating loss carryforward for
  which no benefit was available......    (12,801)   (10,824)   (8,271)
                                        ----------  ---------  --------
                                       $       --  $      --  $     --
                                        ==========  =========  ========

At June 30, 2002, the company had federal and state net operating loss carryforwards of approximately $159.3 million and $48.1 million, respectively, and federal and state tax credit carryforwards of $6.6 million and $4.4 million, respectively, available to offset future taxable income. These amounts expire at various times through 2022.

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

Note 6 - Commitments:

The company leases its facilities under non-cancelable operating leases that expire in fiscal 2004. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                                        Operating   Operating
                                          Lease     Sublease
                                        Commitments  Income
                                        ----------  ---------
Year Ending June 30,
-------------------------------------- $    3,720  $    (233)
2003..................................      2,163         --
2004..................................  ----------  ---------
  Total minimum lease payments
     and operating lease income ...... $    5,883  $    (233)
                                        ==========  =========

Rent expense for the years ended June 30, 2002, 2001 and 2000 was $2,961,000, $1,174,000 and $731,000, respectively, and $7,135,000 for the period from inception (April 1991) through June 30, 2002. Sublease income was $486,000 for the year ended June 30, 2002 and from the period from inception (April 1991) through June 30, 2002. The terms of one facility lease provides for rental payments on a graduated scale. The company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid at June 30, 2002.

Note 7 - Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

                                                            Quarter Ended
                                        --------------------------------------------------------
                                        September 30,   December 31,   March 31,      June 30,
                                        ------------    ------------  ------------  ------------
Fiscal 2002

Revenues ............................. $         --    $         --  $         --  $         --
Loss from operations .................      (11,657)        (13,105)       (8,952)       (8,058)
Net loss .............................       (9,702)        (11,724)       (7,896)       (7,253)

Basic and diluted net loss per share . $      (0.60)   $      (0.73) $      (0.49) $      (0.45)

Shares used in computation of basic
   and diluted net loss per share ....       16,124          16,134        16,141        16,173

                                                            Quarter Ended
                                        --------------------------------------------------------
                                        September 30,   December 31,   March 31,      June 30,
                                        ------------    ------------  ------------  ------------
Fiscal 2001

Revenues ............................. $        110    $        229  $         70  $      2,712
Loss from operations .................      (11,163)        (10,556)       (9,233)      (10,449)
Net loss .............................       (8,215)         (7,877)       (6,639)       (8,194)

Basic and diluted net loss per share . $      (0.51)   $      (0.49) $      (0.41) $      (0.51)

Shares used in computation of basic
   and diluted net loss per share ....       16,031          16,062        16,093        16,116

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this Item 10 (with respect to Directors) is hereby incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held on December 11, 2002, (the "Proxy Statement"). The required information concerning MANAGEMENT - Directors and Executive Officers is contained in Item 1, Part 1, of this Form 10-K under the caption "Executive Officers and Directors" on pages 23 through 25.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
As of June 30, 2002

                                                                              Number of securities
                                                                               remaining available
                                   Number of securities                        for future issuance
                                       to be issued       Weighted-average        under equity
                                     upon exercise of     exercise price of    compensation plans
                                   outstanding options,  outstanding options, (excluding securities
                                   warrants and rights   warrants and rights reflected in column (a))
Plan Category                              (a)                   (b)                   (c)
---------------------------------- --------------------  ------------------- -----------------------
Equity compensation plans
  approved by security holders (1)           4,268,687  $             21.82                 666,120

Equity compensation plans not
  approved by security holders....                  --                   --                      --
                                   --------------------  ------------------- -----------------------
Total                                        4,268,687  $             21.82                 666,120
                                   ====================  =================== =======================

(1) Includes our 1992 Stock Option Plan, 1995 Stock Option Plan, 1995 Non-employee Directors Stock Option Plan, and Employee Stock Purchase Plan

The other information required by this Item 12 is incorporated by reference from the information under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Proxy Statement.

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

(b) Reports on Form 8-K

None.

(c) Exhibits

The following documents are referenced or included in this report.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to exhibit of the same number to Form 8-A12G/A filed on May 21, 2002)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to exhibit of the same number to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001
3.3

Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997)

4.1	Amended and Restated Rights Agreement, dated as of February 15, 2002 (Incorporated by reference to Exhibit 3.2 to Form 8-A12G/A filed on May 21, 2002)
4.2	Specimen Certificate of the Company's Common Stock (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)
10.1

Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.2

Series C Stock Purchase Agreement dated as of June 13, 1994, between the Company and the investors specified therein (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.3

Investment Agreement dated as of July 31, 1995, between the Company and the investors specified therein (Incorporated by reference to Exhibit 10.5 to the Company's Registrati Statement on Form S-1, Commission File No. 33-96048)

10.4

Form of Series C Preferred Stock Purchase Warrant dated as of July 31, 1995, issued by the Company to the investors listed on Schedule A thereto (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.5

Master Lease and Warrant Agreements entered into between the Company and Comdisco, Inc., dated as of July 22, 1992, July 30, 1992, March 31, 1993, June 24, 1993, October 3, 1994, respectively (Incorporated by reference to Exhibit 10.7 to the Company' Registration Statement on Form S-1, Commission File No. 33-96048)

10.6*

Patent License Agreement entered into between the Company and The University of Texas, Austin dated entered into on or about July 1, 1991 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.7*

Patent License Agreement entered into between the Company and The University of Texas, Dallas dated as of July 1, 1992, as amended by the Patent License Agreement dated May 27, 1993 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.8*

Patent License Agreement entered into between the Company and Stuart W. Young dated as of October 15, 1992 (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.9

Lease Agreement entered into between the Company and New England Mutual Life Insurance Company dated as of June 17, 1993, as amended on July 22, 1993, and as further amended on March 1, 1994 (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.10

Supply Agreement entered into between the Company and Glaxo Wellcome Company. (f/k/a Burroughs Wellcome Co.) dated as of March 1, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.11*

License Agreement entered into between the Company and Cook, Incorporated, dated as of April 4, 1995 (Incorporated by reference to Exhibit 10.13 to the Company's Registrati Statement on Form S-1, Commission File No. 33-96048)

10.12*

License and Supply Agreement entered into between the Company and E-Z-EM, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

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
10.16

Employment Agreement entered into between the Company and Richard A. Miller, M.D. dated as of June 10, 1992 (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.17

Employment Agreement entered into between the Company and Marc L. Steuer dated as of October 31, 1994 (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.18

Employment Agreement entered into between the Company and William C. Dow, Ph.D., dated as of May 20, 1992, as amended by a letter agreement dated July 8, 1992 (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.19

Employment Agreement entered into between the Company and Stuart W. Young, M.D. dated as of April 19, 1993 (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.20

Promissory Notes issued by the Company to Stuart W. Young, M.D. dated as of September 1994 and April 1995, in the amounts of $65,000 and $30,000, respectively (Incorporated b reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.21*

Master Process Development and Supply Agreement dated September 6, 1996 entered into between the Company and Hoechst Celanese Corporation (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

10.22

Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514)

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

10.27	Form of Notice of Grant of Automatic Stock Option (Initial Grant) (Incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514)
10.28	Form of Notice of Grant of Automatic Stock Option (Annual Grant) (Incorporated by reference to Exhibit 99.9 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514)
10.29	Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Exhibit 99.10 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514)
10.30	Form of Employee Stock Purchase Plan Enrollment/Change Form (Incorporated by reference to Exhibit 99.12 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514)
10.31	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 99.13 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514)
10.32	Form of Special Officer Participation Form (Incorporated by reference to Exhibit 99.14 t the Company's Registration Statement on Form S-8, Commission File No. 33-98514)
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

10.43	Termination Agreement, dated as of August 27, 1999, by and between Registrant and Celanese, Ltd. (Incorporated by reference to Exhibit 10.1 to an 8-K filed on September 3 1999)
10.44*

Master Development and Supply Agreement, dated March 20, 2000 by and between Cook Imaging Corporation, D.B.A. Cook Pharmaceutical Solutions, and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2000)

10.45

Employment agreement, dated March 23, 2000 by and between the Company and Cynthia J. Ladd (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 2000)

10.46

Employment agreement, dated July 10, 2000, by and between the Company and Jon R. Wallace (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

10.47*

Supply Agreement, dated December 11, 2000 by and between Dixie Chemical Company and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000)

10.48*

Supply Agreement, dated December 18, 2000 by and between Lonza, AG and the Registrant (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000)

10.49	Lease and Lease Terminatin Agreement dated June 14, 2000 by and between the Registrant and Metropolitan Life Insurance Company
10.50	First Amendment to New Lease dated April 10, 2001 by and between the Registrant and Metropolitan Life Insurance Company
10.51	Second Amendment to New Lease dated June 29, 2001 by and between the Registrant Metropolitan Life Insurance Company
10.52

Employment agreement, dated August 14, 2001, by and between the Company and Timothy G. Whitten (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

23.1	Consent of Independent Accountants
24.1	Power of Attorney (see page 66)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

__________

* Confidential treatment has been granted as to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 17, 2002

PHARMACYCLICS, INC.

By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

POWER OF ATTORNEY KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Richard A. Miller and Leiv Lea, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and very act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD A. MILLER, M.D. Richard A. Miller, M.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	September 17, 2002
/s/ LEIV LEA Leiv Lea	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	September 17, 2002
/s/ MILES R. GILBURNE Miles R. Gilburne	Director	September 17, 2002
/s/ LORETTA M. ITRI, M.D. Loretta M. Itri, M.D.	Director	September 17, 2002
/s/ RICHARD M. LEVY, PH.D. Richard M. Levy, Ph.D.	Director	September 17, 2002
/s/ WILLIAM R. ROHN William R. Rohn	Director	September 18, 2002
/s/ CRAIG C. TAYLOR Craig C. Taylor	Director	September 17, 2002

I, Richard A. Miller, M.D., certify that:

1. I have reviewed this annual report on Form 10-K of Pharmacyclics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 17, 2002

/S/    RICHARD A. MILLER, M.D.
Richard A. Miller, M.D.
President and Chief Executive Officer

I, Leiv Lea, certify that:

1. I have reviewed this annual report on Form 10-K of Pharmacyclics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 17, 2002

/S/   LEIV LEA
Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to exhibit of the same number to Form 8-A12G/A filed on May 21, 2002)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to exhibit of the same number to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001
3.3

Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended June 30, 1997)

4.1	Amended and Restated Rights Agreement, dated as of February 15, 2002 (Incorporated by reference to Exhibit 3.2 to Form 8-A12G/A filed on May 21, 2002)
4.2	Specimen Certificate of the Company's Common Stock (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)
10.1

Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.2

Series C Stock Purchase Agreement dated as of June 13, 1994, between the Company and the investors specified therein (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.3

Investment Agreement dated as of July 31, 1995, between the Company and the investors specified therein (Incorporated by reference to Exhibit 10.5 to the Company's Registrati Statement on Form S-1, Commission File No. 33-96048)

10.4

Form of Series C Preferred Stock Purchase Warrant dated as of July 31, 1995, issued by the Company to the investors listed on Schedule A thereto (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.5

Master Lease and Warrant Agreements entered into between the Company and Comdisco, Inc., dated as of July 22, 1992, July 30, 1992, March 31, 1993, June 24, 1993, October 3, 1994, respectively (Incorporated by reference to Exhibit 10.7 to the Company' Registration Statement on Form S-1, Commission File No. 33-96048)

10.6*

Patent License Agreement entered into between the Company and The University of Texas, Austin dated entered into on or about July 1, 1991 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.7*

Patent License Agreement entered into between the Company and The University of Texas, Dallas dated as of July 1, 1992, as amended by the Patent License Agreement dated May 27, 1993 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.8*

Patent License Agreement entered into between the Company and Stuart W. Young dated as of October 15, 1992 (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.9

Lease Agreement entered into between the Company and New England Mutual Life Insurance Company dated as of June 17, 1993, as amended on July 22, 1993, and as further amended on March 1, 1994 (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.10

Supply Agreement entered into between the Company and Glaxo Wellcome Company. (f/k/a Burroughs Wellcome Co.) dated as of March 1, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.11*

License Agreement entered into between the Company and Cook, Incorporated, dated as of April 4, 1995 (Incorporated by reference to Exhibit 10.13 to the Company's Registrati Statement on Form S-1, Commission File No. 33-96048)

10.12*

License and Supply Agreement entered into between the Company and E-Z-EM, Inc. dated as of August 7, 1995 (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

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
10.16

Employment Agreement entered into between the Company and Richard A. Miller, M.D. dated as of June 10, 1992 (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.17

Employment Agreement entered into between the Company and Marc L. Steuer dated as of October 31, 1994 (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.18

Employment Agreement entered into between the Company and William C. Dow, Ph.D., dated as of May 20, 1992, as amended by a letter agreement dated July 8, 1992 (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.19

Employment Agreement entered into between the Company and Stuart W. Young, M.D. dated as of April 19, 1993 (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.20

Promissory Notes issued by the Company to Stuart W. Young, M.D. dated as of September 1994 and April 1995, in the amounts of $65,000 and $30,000, respectively (Incorporated b reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048)

10.21*

Master Process Development and Supply Agreement dated September 6, 1996 entered into between the Company and Hoechst Celanese Corporation (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended June 30, 1996)

10.22

Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514)

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

10.27	Form of Notice of Grant of Automatic Stock Option (Initial Grant) (Incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514)
10.28	Form of Notice of Grant of Automatic Stock Option (Annual Grant) (Incorporated by reference to Exhibit 99.9 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514)
10.29	Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Exhibit 99.10 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514)
10.30	Form of Employee Stock Purchase Plan Enrollment/Change Form (Incorporated by reference to Exhibit 99.12 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514)
10.31	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 99.13 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514)
10.32	Form of Special Officer Participation Form (Incorporated by reference to Exhibit 99.14 t the Company's Registration Statement on Form S-8, Commission File No. 33-98514)
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

10.43	Termination Agreement, dated as of August 27, 1999, by and between Registrant and Celanese, Ltd. (Incorporated by reference to Exhibit 10.1 to an 8-K filed on September 3 1999)
10.44*

Master Development and Supply Agreement, dated March 20, 2000 by and between Cook Imaging Corporation, D.B.A. Cook Pharmaceutical Solutions, and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2000)

10.45

Employment agreement, dated March 23, 2000 by and between the Company and Cynthia J. Ladd (Incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 2000)

10.46

Employment agreement, dated July 10, 2000, by and between the Company and Jon R. Wallace (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

10.47*

Supply Agreement, dated December 11, 2000 by and between Dixie Chemical Company and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000)

10.48*

Supply Agreement, dated December 18, 2000 by and between Lonza, AG and the Registrant (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000)

10.49	Lease and Lease Terminatin Agreement dated June 14, 2000 by and between the Registrant and Metropolitan Life Insurance Company
10.50	First Amendment to New Lease dated April 10, 2001 by and between the Registrant and Metropolitan Life Insurance Company
10.51	Second Amendment to New Lease dated June 29, 2001 by and between the Registrant Metropolitan Life Insurance Company
10.52

Employment agreement, dated August 14, 2001, by and between the Company and Timothy G. Whitten (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

23.1	Consent of Independent Accountants
24.1	Power of Attorney (see page 66)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

__________

* Confidential treatment has been granted as to certain portions of this agreement.