Form 10-Q
period 2002-09-30
PHARMACYCLICS INC
filed 2002-11-12
CIK 949699

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X].

As of October 31, 2002, there were 16,207,445 shares of the registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 21 pages of which this is page 1. The Exhibit Index is located at page 22.

PHARMACYCLICS, INC.
Form 10-Q
Table of Contents

Pharmacyclics®, the "pentadentate" logo , Xcytrin®, Antrin®, and Lutrin®, are registered U.S. trademarks; Optrin™ is a trademark of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                          September 30,   June 30,
                                                                2002         2002
                                                            -----------  -----------
                          ASSETS
   Current assets:
     Cash and cash equivalents ........................... $    92,795  $    89,324
     Marketable securities ...............................      16,281       25,594
     Prepaid expenses and other current assets ...........         992        1,182
                                                            -----------  -----------
          Total current assets ...........................     110,068      116,100
   Property and equipment, net ...........................       3,700        4,156
   Other assets ..........................................         605          756
                                                            -----------  -----------
                                                           $   114,373  $   121,012
                                                            ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable .................................... $     1,632  $     1,784
     Accrued liabilities .................................       1,627        1,386
                                                            -----------  -----------
          Total current liabilities ......................       3,259        3,170
   Deferred rent .........................................         214          234
                                                            -----------  -----------
          Total liabilities ..............................       3,473        3,404
                                                            -----------  -----------
   Stockholders' equity:
     Common stock ........................................           2            2
     Additional paid-in capital ..........................     275,713      275,710
     Accumulated other comprehensive income ..............         181          163
     Deficit accumulated during development stage ........    (164,996)    (158,267)
                                                            -----------  -----------
         Total stockholders' equity ......................     110,900      117,608
                                                            -----------  -----------
                                                           $   114,373  $   121,012
                                                            ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                               Three Months Ended
                                                   September 30,
                                              ------------------
                                                2002      2001
                                              --------  --------

Operating expenses:
     Research and development ..............    5,856     9,570

     Marketing, general and administrative .    1,515     2,087
                                              --------  --------
            Total operating expenses .......    7,371    11,657
                                              --------  --------
Loss from  operations ......................   (7,371)  (11,657)

Interest and other income, net .............      642     1,955
                                              --------  --------
Net loss ................................... $ (6,729) $ (9,702)
                                              ========  ========

Basic and diluted net loss per share ....... $  (0.42) $  (0.60)
                                              ========  ========
Shares used to compute basic and
    diluted net loss per share .............   16,189    16,122
                                              ========  ========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                     Three Months Ended
                                                                        September 30,
                                                                   --------------------
                                                                      2002       2001
                                                                   ---------  ---------
Cash flows from operating activities:
   Net loss ..................................................... $  (6,729) $  (9,702)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization ................................       543        562
   Stock compensation expense ...................................         2         47
   Changes in assets and liabilities:
      Prepaid expenses and other assets .........................       341        (31)
      Accounts payable ..........................................      (152)    (1,544)
      Accrued liabilities .......................................       241        832
      Deferred rent .............................................       (20)         8
                                                                   ---------  ---------
         Net cash used in operating activities ..................    (5,774)    (9,828)
                                                                   ---------  ---------
Cash flows from investing activities:
   Purchases of property and equipment ..........................       (87)      (692)
   Purchases of marketable securities ...........................    (2,000)   (19,017)
   Proceeds from maturities of marketable securities ............    11,331     30,269
                                                                   ---------  ---------
        Net cash provided by investing activities ...............     9,244     10,560
                                                                   ---------  ---------
Cash flows from financing activities:
   Proceeds from sale of stock ..................................         1        131
                                                                   ---------  ---------
        Net cash provided by financing activities ...............         1        131
                                                                   ---------  ---------
Net increase in cash and cash equivalents .......................     3,471        863
Cash and cash equivalents at beginning of the period ............    89,324     51,391
                                                                   ---------  ---------
Cash and cash equivalents at end of the period .................. $  92,795  $  52,254
                                                                   =========  =========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the "company" or "Pharmacyclics") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the company included in the company's Annual Report on Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission on September 27, 2002.

The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2003 or for any other future period.

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,080,878 and 3,376,224 shares of common stock were outstanding at September 30, 2002 and 2001, respectively, and were excluded from the calculation of loss per share as they were antidilutive.

Note 3 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities which are excluded from the results of operations.

The company's comprehensive losses were as follows (in thousands):

                                       Three Months Ended
                                           September 30,
                                      --------------------
                                        2002       2001
                                      ---------  ---------
Net loss ........................... $  (6,729) $  (9,702)
Change in net unrealized gains and
  losses on available-for-sale
  securities .......................        18        (18)
                                      ---------  ---------
Comprehensive loss ................. $  (6,711) $  (9,720)
                                      =========  =========

Note 4 - Recent Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains predictions, estimates and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report and in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer and atherosclerosis. To date we have devoted substantially all of our resources to the research and development of our products and have not derived any commercial revenues from the sale of our products. We have two primary drug products, or research and development programs, upon which we are currently focusing our efforts: Xcytrin® (motexafin gadolinium) Injection and Antrin® (motexafin lutetium) Injection.

In December 2001, we announced the top line results of our Phase III clinical trial of Xcytrin Injection to improve the efficacy of radiation therapy for brain metastases, which are tumors that have spread to the brain from a variety of cancers such as lung and breast. We did not reach statistical significance for either of the trial's endpoints, survival or time to neurologic progression. However, additional analysis of the data indicated that brain metastases patients with lung cancer who received Xcytrin demonstrated significant improvement in time to neurologic progression. Based on our discussions with the FDA, we believe the best course of action is to conduct a second trial in brain metastases patients with lung cancer, the most common cause of brain metastases. This second trial is expected to start in the fourth quarter of calendar 2002.

We have completed patient enrollment in a multicenter Phase II trial with Xcytrin for the treatment of glioblastoma multiforme, a malignant primary brain tumor. We also have begun enrollment in a Phase I clinical trial for head and neck cancer and the use of Xcytrin with chemotherapy. Through our Cooperative Research and Development Agreement, the National Cancer Institute is conducting Phase I trials of Xcytrin for treatment of both primary adult and pediatric brain tumors, pancreatic cancer and lung cancer.

We completed enrollment of a randomized Phase II clinical trial with Antrin for patients with peripheral arterial disease of the lower extremities. The study is designed to evaluate both prevention of restenosis following balloon angioplasty and primary treatment of atherosclerosis. 150 patients have been enrolled in this study and are being evaluated with follow up angiograms.

We also completed enrollment of a Phase I clinical trial with Antrin phototherapy for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. This study was primarily designed to evaluate the safety of various doses of drug and light. In September 2002, we reported final results of this trial at the Transcatheter Cardiovascular Therapeutics meeting. 75 patients were treated on this protocol, which demonstrated the safety and feasibility of Antrin phototherapy. No major treatment-related angiographic or biochemical adverse effects or abnormalities were observed and no dose-limiting toxicities were noted. No instances of emergency coronary artery bypass, death, stroke or myocardial infarction occurred in patients who received both Antrin infusion and endovascular illumination and activation of drug. The most frequently reported side effects were mild, transient rash and reversible mild tingling in the hands and feet, some of which lasted days to weeks, but did not require clinical intervention.

We currently plan to establish a corporate alliance for Antrin before performing any additional clinical development.

We have incurred significant operating losses since our inception in 1991, and as of September 30, 2002, had an accumulated deficit of approximately $165.0 million. We expect to continue to incur significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

Results of Operations

Research and Development

Research and Development expenses decreased $3,714,000 (39%) to $5,856,000 for the three months ended September 30, 2002 compared to $9,570,000 for the three months ended September 30, 2001. The decrease was primarily due to reductions in personnel costs ($1,055,000), third party clinical trial expenses ($1,029,000), and consulting/outside services ($480,000), primarily due to the completion of our first Phase III trial with Xcytrin and a reduction of personnel and other activities as the company focuses on conducting a second Phase III trial with Xcytrin. In addition, expenses for drug substance/manufacturing costs ($414,000) and preclinical studies ($326,000) were lower due to the completion of activities in these areas.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased $572,000 (27%) to $1,515,000 for the three months ended September 30, 2002, compared to $2,087,000 for the three months ended September 30, 2001. The decrease was primarily due to lower public relations ($323,000) and consulting expenses ($112,000).

Interest and Other Income, Net

Interest and other income, net was $642,000 for the three months ended September 30, 2002, a decrease of 67% from $1,955,000 for the three months ended September 30, 2001. The decrease was primarily due to lower cash, cash equivalents and marketable securities balances combined with lower interest rates being earned by these balances.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

As of September 30, 2002, we had approximately $109,076,000 in cash, cash equivalents and investments. Net cash used in operating activities of $5,774,000 during the three months ended September 30, 2002 resulted primarily from our net loss, net of depreciation and amortization. Net cash used in operating activities of $9,828,000 during the three months ended September 30, 2001 was primarily due to our net loss, net of depreciation and amortization and a decrease in accounts payable, partially offset by the increase in accrued liabilities and both primarily related to the timing of payments.

Net cash provided by investing activities of $9,244,000 and $10,560,000 for the three months ended September 30, 2002 and 2001, respectively, consisted primarily of proceeds of maturities and sales of investments, net of purchases of investments.

Net cash provided by financing activities of $1,000 and $131,000 for the three months ended September 30, 2002 and 2001, respectively, primarily consisted of proceeds from the sale of common stock under our stock option plan and employee stock purchase plan.

We lease our facilities under non-cancelable operating leases that expire in fiscal 2004. Future minimum lease payments and sublease income under non-cancelable operating leases as of September 30, 2002 are as follows:

                                      Operating   Operating
                                        Lease      Sublease
                                      Commitments   Income
                                      ----------  ----------
Remaining 9 months of fiscal 2003... $2,814,000  $  133,000
Fiscal 2004.........................  2,163,000
                                      ----------  ----------
  Total minimum lease payments and
     operating lease income ........ $4,977,000  $  133,000
                                      ==========  ==========

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

Critical Accounting Policies

Reference is made to "Critical Accounting Policies and Estimates" included on page 27 of our Annual Report on Form 10-K for the year ended June 30, 2002. As of the date of the filing of this Quarterly Report, we have not identified any critical accounting policies other than those discussed in our Annual Report for the year ended June 30, 2002 and have not otherwise concluded that any of these policies have become out of date or otherwise misleading.

Recent Accounting Pronouncements

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

Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, data such as ours is susceptible to varying interpretations which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory clearance of the potential product and would materially harm our business. Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products. For example, our Phase III trial of Xcytrin failed to meet its co-primary endpoints, survival or time to neurologic progression, even though our Phase Ib/II trial showed a benefit for treated patients. This outcome may delay or prevent the regulatory clearance of Xcytrin as a treatment for brain metastases and may result in material harm to our business.

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1991 and, as of September 30, 2002, had an accumulated deficit of approximately $165.0 million. We expect to continue to incur substantial additional operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and to obtain required regulatory clearances and successfully manufacture and market our proposed products. Our lead product, Xcytrin, currently being developed for the potential treatment of brain metastases originating from non-small cell lung cancer, may receive regulatory clearance on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products. All revenues to date are primarily from license and milestone payments and, to a lesser extent, funding from one government research grant.

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

We may fail to adequately protect or enforce our intellectual property rights or secure rights to third-party patents

A number of third-party patent applications have been published, and some have issued, relating to biometallic and expanded porphyrin chemistries. It is likely that competitors and other third parties have and will continue to file applications for and receive patents relating to similar or even the same compositions, methods or designs as those of our products. If any third-party patent claims are asserted against our products and the third party's patents are upheld as valid and infringed by our products, we could be prevented from practicing the subject matter claimed in such patents, require license(s) or have to redesign our products or processes to avoid infringement. Such licenses may not be available or, if available, may not be on terms acceptable to us. Alternatively, we may be unsuccessful in any attempt to redesign our products or processes to avoid infringement. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to the company and diversion of our efforts.

We are aware of several U.S. patents owned or licensed to Schering AG that relate to pharmaceutical formulations and methods for enhancing magnetic resonance imaging. We have obtained the opinion of special patent counsel that our magnetic resonance imaging detectable compounds do not infringe the claims of such patents. Nevertheless, Schering AG may still choose to assert one or more of those patents. If any of our products were legally determined to be infringing a valid and enforceable claim of any of Schering AG's patents, our business could be materially adversely affected. Further, any allegation by Schering AG that we infringed their patents would likely result in significant legal costs and require the diversion of substantial management resources. Schering AG sent communications to us suggesting that our oral magnetic resonance imaging contrast agent, Citra Vu, may infringe certain of their patents. We are aware that Schering AG has asserted patent rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering AG with respect to one or more of such patents. We cannot be certain that we would be successful in defending a lawsuit or able to obtain a license on commercially reasonable terms from Schering AG, if required.

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual's relationship with us shall be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in unpatented proprietary technology.

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

We have limited manufacturing experience and thus rely heavily upon contract manufacturers

We must manufacture our products in commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. We do not own the manufacturing facilities necessary to provide clinical and commercial quantities of our products.

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

We lack marketing and sales experience

We currently have limited marketing, sales and distribution experience. We must develop a sales force with technical expertise. We have no experience in developing, training or managing a sales force. We will incur substantial additional expenses in developing, training and managing such an organization. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or our direct marketing and sales efforts may be unsuccessful. In addition, we compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against those of such other companies.

Our capital requirements are uncertain and we may have difficulty raising needed capital in the future

We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We will require additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of our products. We may require additional funds to complete our planned Phase III trial with Xcytrin for brain metastases if we experience delays in the completion of the trial. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs which would materially and adversely affect our business, financial condition and operations.

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

  the time and costs involved in obtaining regulatory clearances;

  the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

  competing technological and market developments; and

  our ability to market and distribute our products and establish new collaborative and licensing arrangements.

We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources which may be dilutive to existing stockholders or subject us to restrictive covenants. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.

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

The price of our common stock may be volatile

The market prices of securities of small capitalization biotechnology companies, including ours, have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

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

In addition, if any of the negative consequences or risks described in these " Factors that May Affect Future Operating Results" actually occurred, it could have a dramatic and material adverse impact on the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2002 would have declined by $159,000.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the company's management, including the company's president and chief executive officer along with the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the company's president and chief executive officer along with the chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2.    Changes in Securities

Not Applicable.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K
a.	Exhibits
	99.1	Certification.
b.	Reports on Form 8-K
None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the"Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: November 12, 2002	By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: November 12, 2002	By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer

Sarbanes-Oxley Section 302(a) Certification

I, Richard A. Miller, M.D., certify that:

  I have reviewed this quarterly report on Form 10-Q of Pharmacyclics, Inc.

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13 a- 14 and 15d- 14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ RICHARD A. MILLER, M.D.
Richard A. Miller, M.D.
President and Chief Executive Officer

Sarbanes-Oxley Section 302(a) Certification

I, Leiv Lea, certify that:

  I have reviewed this quarterly report on Form 10-Q of Pharmacyclics, Inc.

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13 a- 14 and 15d- 14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ LEIV LEA
Leiv Lea
Vice President, Finance and Administration and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
99.1	Certification.