Form 10-Q/A
period 2002-09-30
PHARMACYCLICS INC
filed 2002-11-13
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

This amendment is being filed to correct the cover page to state the correct period ended as September 30, 2002.

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