Form 10-Q
period 2002-12-31
PHARMACYCLICS INC
filed 2003-02-11
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________

Commission File Number: 000-26658

PHARMACYCLICS, INC.
Exact name of registrant as specified in its chrter)
Delaware	94-3148201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
995 E. Arques Avenue
Sunnyvale, California 94085-4521
(408) 774-0330
(Address of principal executive offices including zip code)
and Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of January 31, 2003, there were 16,207,845 shares of the registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 25 pages of which this is page 1. The Exhibit Index is located at page 26.

PHARMACYCLICS, INC.
Form 10-Q
Table of Contents

Pharmacyclics®, the "pentadentate" logo , Xcytrin® and Antrin®, are registered U.S. trademarks.
Other trademarks, trade names or service marks used herein are the property of their respective owners.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                              December 31   June 30,
                                                                2002         2002
                                                            -----------  -----------
                          ASSETS
   Current assets:
     Cash and cash equivalents ........................... $    76,385  $    89,324
     Marketable securities ...............................      25,029       25,594
     Prepaid expenses and other current assets ...........       1,640        1,182
                                                            -----------  -----------
          Total current assets ...........................     103,054      116,100
   Property and equipment, net ...........................       3,147        4,156
   Other assets ..........................................         638          756
                                                            -----------  -----------
                                                           $   106,839  $   121,012
                                                            ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable .................................... $     1,397  $     1,784
     Accrued liabilities .................................       1,144        1,386
                                                            -----------  -----------
          Total current liabilities ......................       2,541        3,170
   Deferred rent .........................................         188          234
                                                            -----------  -----------
          Total liabilities ..............................       2,729        3,404
                                                            -----------  -----------
   Stockholders' equity:
     Common stock ........................................           2            2
     Additional paid-in capital ..........................     275,754      275,710
     Accumulated other comprehensive income ..............         196          163
     Deficit accumulated during development stage ........    (171,842)    (158,267)
                                                            -----------  -----------
         Total stockholders' equity ......................     104,110      117,608
                                                            -----------  -----------
                                                           $   106,839  $   121,012
                                                            ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                               Three Months Ended  Six Months Ended
                                                   December 31,        December 31,
                                              ------------------  ------------------
                                                2002      2001      2002      2001
                                              --------  --------  --------  --------

Operating expenses:
     Research and development ..............    5,847    10,555    11,703    20,125

     Marketing, general and administrative .    1,469     2,550     2,984     4,637
                                              --------  --------  --------  --------
            Total operating expenses .......    7,316    13,105    14,687    24,762
                                              --------  --------  --------  --------
Loss from operations .......................   (7,316)  (13,105)  (14,687)  (24,762)

Interest and other income, net .............      470     1,381     1,112     3,336
                                              --------  --------  --------  --------
Net loss ................................... $ (6,846) $(11,724) $(13,575) $(21,426)
                                              ========  ========  ========  ========

Basic and diluted net loss per share ....... $  (0.42) $  (0.73) $  (0.84) $  (1.33)
                                              ========  ========  ========  ========
Shares used to compute basic and
    diluted net loss per share .............   16,202    16,134    16,196    16,128
                                              ========  ========  ========  ========

The accompanying notes are an integral part of these condensed financial statement

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                     Six Months Ended
                                                                        December 31,
                                                                   --------------------
                                                                      2002       2001
                                                                   ---------  ---------
Cash flows from operating activities:
   Net loss ..................................................... $ (13,575) $ (21,426)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization ................................     1,083      1,153
   Stock compensation expense ...................................         5         78
   Write down of property and equipment .........................        21         --
   Changes in assets and liabilities:
      Prepaid expenses and other assets .........................      (340)        47
      Accounts payable ..........................................      (387)       202
      Accrued liabilities .......................................      (242)      (205)
      Deferred rent .............................................       (46)        21
                                                                   ---------  ---------
         Net cash used in operating activities ..................   (13,481)   (20,130)
                                                                   ---------  ---------
Cash flows from investing activities:
   Purchases of property and equipment ..........................       (95)    (1,136)
   Purchases of marketable securities ...........................   (16,295)   (42,060)
   Proceeds from sales of marketable securities .................     4,000      2,004
   Proceeds from maturities of marketable securities ............    12,893     61,838
                                                                   ---------  ---------
        Net cash provided by investing activities ...............       503     20,646
                                                                   ---------  ---------
Cash flows from financing activities:
   Proceeds from sale of stock ..................................        39        422
                                                                   ---------  ---------
        Net cash provided by financing activities ...............        39        422
                                                                   ---------  ---------
Net increase (decrease) in cash and cash equivalents ............   (12,939)       938
Cash and cash equivalents at beginning of the period ............    89,324     51,391
                                                                   ---------  ---------
Cash and cash equivalents at end of the period .................. $  76,385  $  52,329
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

The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2003 or for any other future period.

Employee Stock-Based Compensation

The company accounts for employee stock-based compensation using the intrinsic value method prescribed in Account Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As the company has issued all employee stock options with an exercise price of fair market value at the grant date, no stock compensation expense has been incurred. The impact on the company's operations if employee stock options were accounted for using the fair value method prescribed in Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" is outlined in the following table (in thousands):

                                       Three Months Ended    Six Months Ended
                                           December 31,          December 31,
                                      --------------------  --------------------
                                        2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------

Net loss, as reported .............. $  (6,846) $ (11,724) $ (13,575) $ (21,426)
                                      =========  =========  =========  =========
Basic and diluted net loss
  per share, as reported ........... $   (0.42) $   (0.73) $   (0.84) $   (1.33)
                                      =========  =========  =========  =========

Employee stock-based
  compensation using the ...........
  fair value based mehtod .......... $  (2,573) $  (3,163) $  (5,561) $  (6,232)
                                      =========  =========  =========  =========

Proforma net loss .................. $  (9,419) $ (14,887) $ (19,136) $ (27,658)
                                      =========  =========  =========  =========

Proforma basic and
  diluted net loss per share ....... $   (0.58) $   (0.92) $   (1.18) $   (1.71)
                                      =========  =========  =========  =========

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 3,928,505 and 3,541,801 shares of common stock were outstanding at December 31, 2002 and 2001, respectively, and were excluded from the calculation of loss per share as they were antidilutive.

Note 3 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities which are excluded from the results of operations.

The company's comprehensive losses were as follows (in thousands):

                                       Three Months Ended    Six Months Ended
                                           December 31,          December 31,
                                      --------------------  --------------------
                                        2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
Net loss ........................... $  (6,846) $ (11,724) $ (13,575) $ (21,426)
Change in net unrealized gains and losses
  on available-for-sale securities .        15       (401)        33       (419)
                                      ---------  ---------  ---------  ---------
Comprehensive loss ................. $  (6,831) $ (12,125) $ (13,542) $ (21,845)
                                      =========  =========  =========  =========

Note 4 - Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The company believes that the adoption of this standard will have no impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal yearend. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company believes that the adoption of this standard will have no material impact on its financial statements.

Note 5 - Subsequent Event

On February 5, 2003, the company and its landlord modified its existing lease related to 79,776 square feet of space at its Sunnyvale, California location on Arques Avenue. The modification is effective as of January 1, 2003. Prior to the modification, the lease was to expire in January 2004 and called for remaining aggregate lease payments of approximately $3,350,000. The modification terminated the lease related to 15,000 square feet, extended the expiration of the remaining 64,776 square feet of space to January 2008 and reduced the lease payments to $1,104,000 in calendar 2003, $1,143,000 in calendar 2004, $1,182,000 in calendar 2005 and $1,220,000 in calendar 2006 and 2007. In addition, the company paid a lease termination fee of $520,495 associated with the modification of its lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains predictions, estimates and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by the use of words such as "expert," "believe," "anticipate," "project," and similar expressions. Actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report and in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

We have begun enrollment in a pivotal Phase III trial of Xcytrin for the potential treatment of lung cancer patients with brain metastases. This randomized controlled study, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, will enroll about 550 patients. The trial will compare the effects of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin in lung cancer patients with brain metastases. The primary efficacy endpoint will be time to neurologic progression as determined by a blinded events-review committee. Survival and neurocognitive function will also be assessed as secondary endpoints of the trial. We requested and received a Special Protocol Assessment from the FDA for the SMART trial. Special Protocol Assessment provides for sponsors of clinical trials to receive official FDA evaluation, guidance and agreement on pivotal trials that will form the basis for final approval. This written agreement is binding.

The SMART trial is based on the results of a completed large randomized trial in patients with brain metastases from solid tumors. That trial enrolled 401 patients and compared WBRT alone to WBRT plus Xcytrin. The primary end points were survival and time to neurologic progression. The overall trial did not meet its end points, but a benefit was seen in lung cancer, the largest sub-group of patients (N=251). There was an improvement in time to neurologic progression as assessed by investigators and by a blinded events review committee for patients receiving Xcytrin. Lung cancer patients treated with Xcytrin were also found to have a reduction in death due to brain tumor progression as assessed by investigators and had improved time to neurocognitive progression.

We have completed patient enrollment in a multicenter Phase II trial with Xcytrin for the treatment of glioblastoma multiforme, a malignant primary brain tumor. We also have begun enrollment in Phase I clinical trials for head and neck cancer and for the use of Xcytrin with chemotherapy. Through our Cooperative Research and Development Agreement, the National Cancer Institute is conducting Phase I trials of Xcytrin for treatment of both primary adult and pediatric brain tumors, pancreatic cancer and lung cancer.

We completed enrollment of a randomized Phase II clinical trial with Antrin for patients with peripheral arterial disease of the lower extremities. The study is designed to evaluate both prevention of restenosis following balloon angioplasty and primary treatment of atherosclerosis. 150 patients have been enrolled in this study and are being evaluated with follow up angiograms.

We also completed enrollment of a Phase I clinical trial with Antrin phototherapy for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. This study was primarily designed to evaluate the safety of various doses of drug and light. In September 2002, we reported final results of this trial at the Transcatheter Cardiovascular Therapeutics meeting. 75 patients were treated on this protocol, which demonstrated the safety and feasibility of Antrin phototherapy and determined optimum doses of drug and light for future trials. No major treatment-related angiographic or biochemical adverse effects or abnormalities were observed and no dose-limiting toxicities were noted. No instances of emergency coronary artery bypass, death, stroke or myocardial infarction occurred in patients who received both Antrin infusion and endovascular illumination and activation of drug. The most frequently reported side effects were mild, transient rash and reversible mild tingling in the hands and feet, some of which lasted days to weeks, but did not require clinical intervention.

We have incurred significant operating losses since our inception in 1991, and as of December 31, 2002, had an accumulated deficit of approximately $171.8 million. We expect to continue to incur significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, to obtain required regulatory clearances and successfully manufacture and market our products.

Results of Operations

Research and Development

Research and development expenses decreased $4,708,000 (45%) to $5,847,000 for the three months ended December 31, 2002 compared to $10,555,000 for the three months ended December 31, 2001. This decrease was due primarily to reductions in personnel costs ($1,117,000), third party clinical trial expenses ($560,000), and consulting/outside services ($582,000) primarily due to the completion of our randomized clinical trial with Xcytrin and a reduction of personnel and other activities as the company focuses on conducting a Phase III trial with Xcytrin. In addition, expenses for drug substance/manufacturing costs ($1,381,000) and preclinical studies ($255,000) were lower due to the completion of activities in these areas. For the six months ended December 31, 2002, research and development expenses decreased $8,422,000 (42%) to $11,703,000 compared to $20,125,000 for the six months ended December 31, 2001. The decrease was due primarily to decreased personnel costs ($2,172,000), third party clinical trial expenses ($1,589,000), consulting/outside services ($1,062,000), drug substance/manufacturing costs ($1,794,000) and preclinical studies ($581,000).

Marketing, General and Administrative

Marketing, general and administrative expenses decreased $1,081,000 (42%) to $1,469,000 for the three months ended December 31, 2002, compared to $2,550,000 for the three months ended December 31, 2001. This decrease was primarily due to reductions in public relations and third party marketing expenses ($561,000) and consulting ($218,000) expenses. For the six months ended December 31, 2002, marketing, general and administrative expenses decreased $1,653,000 (36%) to $2,984,000 compared to $4,637,000 for the six months ended December 31, 2001. The decrease was primarily due to reductions in public relations and third party marketing expenses ($885,000) and consulting ($330,000) expenses.

Interest and Other Income, Net

Interest and other income, net was $470,000 and $1,381,000 for the three months ended December 31, 2002 and 2001, respectively, a decrease of 66%. For the six months ended December 31, 2002 and 2001, interest and other income, net was $1,112,000 and $3,336,000, respectively, a decrease of 67%. The decreases were primarily due to lower cash, cash equivalents and marketable securities balances combined with lower interest rates being earned by these balances.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

As of December 31, 2002, we had approximately $101,414,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $13,481,000 during the six months ended December 31, 2002 resulted primarily from the company's net loss for the period, net of depreciation and amortization. Net cash used in operating activities of $20,130,000 during the six months ended December 31, 2001 resulted primarily from the net loss for the period, net of depreciation and amortization.

Net cash provided by investing activities of $503,000 and $20,646,000 for the six months ended December 31, 2002 and 2001, respectively, consisted primarily of proceeds of maturities and sales of marketable securities, net of purchases.

Net cash provided by financing activities of $39,000 and $422,000 for the six months ended December 31, 2002 and 2001, respectively, primarily consisted of proceeds from the sale of common stock due to purchases under the company's Employee Stock Purchase Plan and the exercise of stock options.

We lease our facilities under non-cancelable operating leases that expire in fiscal 2004 and 2008 (see Note 5 of Notes To Condensed Financial Statements). Future minimum lease payments and sublease income under non- cancelable operating leases as of December 31, 2002 are as follows:

                                      Operating   Operating
                                        Lease      Sublease
                                      Commitments   Income
                                      ----------  ----------
Remaining 6 months of fiscal 2003 .. $  845,000  $  (91,000)
Fiscal 2004 ........................  1,419,000     (69,000)
Fiscal 2005 ........................  1,162,000
Fiscal 2006 ........................  1,201,000
Fiscal 2007 ........................  1,220,000
Fiscal 2008 ........................    610,000
                                      ----------  ----------
  Total minimum lease payments and
     operating sublease income ..... $6,457,000  $ (160,000)
                                      ==========  ==========

Based on the current status of our product development and commercialization plans, we believe cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least calendar year 2004. However, our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals and filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

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

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The company believes that the adoption of this standard will have no impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal yearend. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company believes that the adoption of this standard will have no material impact on its financial statements.

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

Additionally, demands on our clinical staff have been increasing and we expect they will continue to increase due to our monitoring of additional clinical trials. We may fail to effectively oversee and monitor these many simultaneous clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled for many reasons, including, as is the case with our previous Phase III trial of Xcytrin, failure to meet our primary endpoints. Even if we are able to submit a new drug application, the Food and Drug Administration may refuse to file our application or may not clear our application in a timely manner or may deny the application entirely.

Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, data such as ours is susceptible to varying interpretations which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory clearance of the potential product and would materially harm our business. Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products. For example, our previous Phase III trial of Xcytrin failed to meet its co-primary endpoints, survival or time to neurologic progression, even though our Phase Ib/II trial showed a benefit for treated patients. This outcome may delay or prevent the regulatory clearance of Xcytrin as a treatment for brain metastases and may result in material harm to our business.

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1991 and, as of December 31, 2002, had an accumulated deficit of approximately $171.8 million. We expect to continue to incur substantial additional operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, to obtain required regulatory clearances and to successfully manufacture and market our proposed products. Our lead product, Xcytrin, currently being developed for the potential treatment of brain metastases originating from non-small cell lung cancer, may receive regulatory clearance on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products. All revenues to date are primarily from license and milestone payments and, to a lesser extent, funding from one government research grant.

Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business

The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving U.S. Food and Drug Administration (FDA) clearance to market a product, we will have to demonstrate that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. Data obtained from clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. Data from our completed Phase III clinical trial of Xcytrin was not sufficient to obtain regulatory clearance and an additional trial, which is currently enrolling patients, will be necessary to do so. Conducting additional trials will cause significant delays in approval and consume additional resources and may not be sufficient to obtain regulatory clearance.

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

Marketing or promoting a drug for an unapproved use is subject to very strict controls. Furthermore, clearance may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products, which in turn would have a material adverse effect on our business, financial condition and results of operations:

  failure to obtain or maintain requisite governmental approvals;
  failure to obtain approvals of clinically intended uses of our products under development; or
  identification of serious and unanticipated adverse side effects of our products under development.

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

Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will harm our business

Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance they achieve will depend upon a number of factors, including:

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

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual's relationship with us shall be our exclusive property. These agreements may be breached, and in some instances, we may not have an adequate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in unpatented proprietary technology.

We rely heavily on third parties

We currently depend heavily and will depend heavily in the future on third parties for support in product development, manufacturing, marketing and distribution. We depend upon the National Cancer Institute for the sponsoring and funding of certain of the clinical trials of our Xcytrin radiation enhancer product in development. We cannot be certain that the National Cancer Institute will enlist support for all such trials or that it will continue our funding. If the National Cancer Institute did not support such trials, we might have to fund the continuation of such trials ourselves or reduce the number of disease types in our clinical trials. We cannot be certain that any of the third parties upon which we depend will fulfill their obligations in a manner that maximizes our revenues. Any reduction or discontinuance of efforts by our partners or the termination of our alliances with them could have a material adverse effect on our business, financial condition and results of operations.

We may be unsuccessful in entering into additional strategic alliances for the development or commercialization of other product candidates. Even if we did enter into any such alliances, they might not be on terms favorable to us or they might ultimately be unsuccessful.

We have no expertise in the development of light sources and associated light delivery devices required for our photoangioplasty and photodynamic therapy products under development. Successful development, manufacturing, approval and distribution of our photosensitization products will require third party participation for the required light sources, associated light delivery devices and other equipment. We currently obtain lasers from Diomed, Inc. and cylindrically diffusing light fibers from CardioFocus, Inc. on a purchase order basis, and such entities are under no obligation to continue to deliver light devices on an ongoing basis. Failure to maintain such relationships may require us to develop additional supply sources which may require additional clinical trials and regulatory approvals and could materially delay commercialization of our Antrin product under development. We may be unable to establish or maintain relationships with other supply sources on a commercially reasonable basis, if at all, or alternatively, the enabling devices supplied by other sources may not receive regulatory approval for use in photoangioplasty.

We have limited manufacturing experience and thus rely heavily upon contract manufacturers

We must manufacture our products in commercial quantities, either directly or through third parties, in compliance with regulatory requirements and at an acceptable cost. We do not own the manufacturing facilities necessary to provide clinical and commercial quantities of our products.

We have entered into an agreement with Baxter Healthcare Corporation (formerly Cook Pharmaceutical Solutions) to formulate, fill, package and label clinical and commercial quantities of Xcytrin. Baxter also supplies us with clinical quantities of Antrin. Any interruption of supply of our products from Baxter could have a material adverse affect on our business, financial condition and results of operations.

Any failure by these third parties to supply our or the National Cancer Institute's requirements for clinical trial materials would jeopardize the completion of our clinical trials and could therefore have a material adverse effect on us.

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

Our capital requirements are uncertain and we may have difficulty raising needed capital in the future

We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We will require additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of our products. We may require additional funds to complete our planned Phase III trial with Xcytrin for brain metastases if we experience delays in the completion of the trial. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs, which would materially and adversely affect our business, financial condition and operations.

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs through at least calendar year 2004. As described above under "Liquidity and Capital Resources," however, this is a forward-looking statement and is subject to risks and uncertainties. Our actual capital requirements will depend on many factors, including:

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

The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our products even if they are commercialized. The diseases for which we are developing our therapeutic products can also be treated, in the case of cancer, by surgery, radiation and chemotherapy, and in the case of atherosclerosis, by surgery, angioplasty, drug therapy and the use of devices to maintain and open blood vessels. These treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our products to receive widespread acceptance if commercialized.

The price of our common stock may be volatile

The market prices of the securities of small capitalization biotechnology companies, including ours, have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

  the results of preclinical testing and clinical trials by us or our competitors;
  technological innovations or new therapeutic products;
  governmental regulation;
  developments in patent or other proprietary rights;
  litigation;
  public concern as to the safety of products developed by us or others;
  comments by securities analysts; and
  general market conditions in our industry.

In addition, if any of the negative consequences or risks described in these "Factors that May Affect Future Operating Results" actually occurred, the market price of our common stock may decrease.

We are subject to uncertainties regarding health care reimbursement and reform

The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners, as well as the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on our business, financial condition and results of operations.

Our ability to commercialize our products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which can control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially adversely affect our ability to operate profitably.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market values adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2002 would have declined by $176,000.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the company's management, including the company's president and chief executive officer along with the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the company's president and chief executive officer along with the chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company that is required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On December 11, 2002, at the Company's 2002 Annual Meeting of Stockholders, the following matters were submitted to and voted on by stockholders and were adopted:

  The election of Miles R. Gilburne, Loretta M. Itri, M.D., Richard M. Levy, Ph.D., Richard A. Miller, M.D., William R. Rohn and Craig C. Taylor by the stockholders to serve on the Board of Directors.

  The results of the vote are as follows:

	Total Vote for Each Director	Total Vote Withheld from Each Director
Miles R. Gilburne	12,284,723	2,418,216
Loretta M. Itri, M.D.	12,284,537	2,418,402
Richard M. Levy, Ph.D.	11,191,495	3,511,444
Richard A. Miller, M.D.	12,597,603	2,105,336
William R. Rohn	11,193,751	3,509,188
Craig C. Taylor	10,864,565	3,838,374

  The amendment of the Company's Employee Stock Purchase Plan (the "Purchase Plan") in order to increase the total number of shares of common stock authorized for issuance thereunder over the term of the Purchase Plan by an additional 200,000 shares.

  The results of the vote are as follows:

For	Against	Abstain
11,008,047	3,298,423	396,469

  The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 30, 2003.

The results of the vote are as follows:

For	Against	Abstain
13,316,611	1,375,980	10,348

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

  99.1     Certification.

  Reports on Form 8-K

  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACYCLICS, INC.

(Registrant)

Dated: February 11, 2003

By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: February 11, 2003

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

Date: February 11, 2003

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

Date: February 11, 2003

/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
99.1	Certification.