Form 10-Q
period 2003-03-31
PHARMACYCLICS INC
filed 2003-05-07
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

or

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

As of April 30, 2003, there were 16,229,538 shares of the registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 22 pages of which this is page 1. The Exhibit Index is located at page 19.

PHARMACYCLICS, INC.
Form 10-Q
Table of Contents

Pharmacyclics®, the "pentadentate" logo , Xcytrin® and Antrin®, are registered U.S. trademarks.
Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                               March 31,    June 30,
                                                                2003         2002
                                                            -----------  -----------
                          ASSETS
   Current assets:
     Cash and cash equivalents ........................... $    66,111  $    89,324
     Marketable securities ...............................      28,337       25,594
     Prepaid expenses and other current assets ...........       1,381        1,182
                                                            -----------  -----------
          Total current assets ...........................      95,829      116,100
   Property and equipment, net ...........................       2,661        4,156
   Other assets ..........................................         606          756
                                                            -----------  -----------
                                                           $    99,096  $   121,012
                                                            ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable .................................... $       925  $     1,784
     Accrued liabilities .................................       1,268        1,386
                                                            -----------  -----------
          Total current liabilities ......................       2,193        3,170
   Deferred rent .........................................          17          234
                                                            -----------  -----------
          Total liabilities ..............................       2,210        3,404
                                                            -----------  -----------
   Stockholders' equity:
     Common stock ........................................           2            2
     Additional paid-in capital ..........................     275,758      275,710
     Accumulated other comprehensive income ..............         165          163
     Deficit accumulated during development stage ........    (179,039)    (158,267)
                                                            -----------  -----------
         Total stockholders' equity ......................      96,886      117,608
                                                            -----------  -----------
                                                           $    99,096  $   121,012
                                                            ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                               Three Months Ended  Nine Months Ended
                                                   March 31,           March 31,
                                              ------------------  ------------------
                                                2003      2002      2003      2002
                                              --------  --------  --------  --------

Operating expenses:
     Research and development .............. $  5,963  $  7,411  $ 17,666  $ 27,536

     Marketing, general and administrative .    1,573     1,541     4,557     6,178
                                              --------  --------  --------  --------
            Total operating expenses .......    7,536     8,952    22,223    33,714
                                              --------  --------  --------  --------
Loss from operations .......................   (7,536)   (8,952)  (22,223)  (33,714)

Interest and other income, net .............      339     1,056     1,451     4,392
                                              --------  --------  --------  --------
Net loss ................................... $ (7,197) $ (7,896) $(20,772) $(29,322)
                                              ========  ========  ========  ========

Basic and diluted net loss per share ....... $  (0.44) $  (0.49) $  (1.28) $  (1.82)
                                              ========  ========  ========  ========
Weighted average shares used to compute
   basic and diluted net loss per share ....   16,208    16,141    16,200    16,133
                                              ========  ========  ========  ========

The accompanying notes are an integral part of these condensed financial statement

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                     Nine Months Ended
                                                                        March 31,
                                                                   --------------------
                                                                      2003       2002
                                                                   ---------  ---------
Cash flows from operating activities:
   Net loss ..................................................... $ (20,772) $ (29,322)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization ................................     1,615      1,740
   Stock compensation expense ...................................         9         87
   Changes in assets and liabilities:
      Prepaid expenses and other assets .........................       (49)       510
      Accounts payable ..........................................      (859)    (1,954)
      Accrued liabilities .......................................      (118)       102
      Deferred rent .............................................      (217)        56
                                                                   ---------  ---------
         Net cash used in operating activities ..................   (20,391)   (28,781)
                                                                   ---------  ---------
Cash flows from investing activities:
   Purchases of property and equipment ..........................      (120)    (1,235)
   Purchases of marketable securities ...........................   (25,745)   (44,059)
   Proceeds from sales of marketable securities .................     4,000         --
   Proceeds from maturities of marketable securities ............    19,004     96,880
                                                                   ---------  ---------
        Net cash provided by (used in) investing activities .....    (2,861)    51,586
                                                                   ---------  ---------
Cash flows from financing activities:
   Proceeds from sale of common stock ...........................        39        434
                                                                   ---------  ---------
        Net cash provided by financing activities ...............        39        434
                                                                   ---------  ---------
Net increase (decrease) in cash and cash equivalents ............   (23,213)    23,239
Cash and cash equivalents at beginning of the period ............    89,324     51,391
                                                                   ---------  ---------
Cash and cash equivalents at end of the period .................. $  66,111  $  74,630
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

The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2003 or for any other future period.

Employee Stock-Based Compensation

The company accounts for employee stock-based compensation using the intrinsic value method prescribed in Account Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As the company has issued all employee stock options with an exercise price of fair market value at the grant date, no stock compensation expense related to employees has been incurred. The impact on the company's operations if employee stock options were accounted for using the fair value method prescribed in Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" is outlined in the following table (in thousands):

                                       Three Months Ended    Nine Months Ended
                                           March 31,             March 31,
                                      --------------------  --------------------
                                        2003       2002       2003       2002
                                      ---------  ---------  ---------  ---------

Net loss, as reported .............. $  (7,197) $  (7,896) $ (20,772) $ (29,322)
Employee stock-based
  compensation using the
  fair value based methtod ......... $  (2,285) $  (3,138) $  (7,846) $  (9,370)
                                      ---------  ---------  ---------  ---------

Proforma net loss .................. $  (9,482) $ (11,034) $ (28,618) $ (38,692)
                                      =========  =========  =========  =========

Basic and diluted net loss
  per share, as reported ........... $   (0.44) $   (0.49) $   (1.28) $   (1.82)
                                      =========  =========  =========  =========

Proforma basic and
  diluted net loss per share ....... $   (0.59) $   (0.68) $   (1.77) $   (2.40)
                                      =========  =========  =========  =========

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 3,702,159 and 4,080,393 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, and were excluded from the calculation of diluted net loss per share as they were antidilutive.

Note 3 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities which are excluded from the results of operations.

The company's comprehensive losses were as follows (in thousands):

                                       Three Months Ended    Nine Months Ended
                                           March 31,             March 31,
                                      --------------------  --------------------
                                        2003       2002       2003       2002
                                      ---------  ---------  ---------  ---------
Net loss ........................... $  (7,197) $  (7,896) $ (20,772) $ (29,322)
Change in net unrealized gains and losses
  on available-for-sale securities .       (31)      (495)         2       (914)
                                      ---------  ---------  ---------  ---------
Comprehensive loss ................. $  (7,228) $  (8,391) $ (20,770) $ (30,236)
                                      =========  =========  =========  =========

Note 4 - Recent Accounting Pronouncements

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company believes that the adoption of this standard will have no material impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains predictions, estimates and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be identified by the use of words such as "expect," "believe," "anticipate," "project," and similar expressions. Actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report and in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

The SMART trial is based on the results of a completed large randomized trial in patients with brain metastases from solid tumors. That trial enrolled 401 patients and compared WBRT alone to WBRT plus Xcytrin. The primary end points were survival and time to neurologic progression. The overall trial did not meet its end points, but a benefit was seen in lung cancer, the largest sub-group of patients (N=251). There was an improvement in time to neurologic progression as assessed by investigators and by a blinded events review committee for lung cancer patients receiving Xcytrin. Lung cancer patients treated with Xcytrin were also found to have a reduction in death due to brain tumor progression as assessed by investigators and had improved time to neurocognitive progression.

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

We also completed a Phase I clinical trial with Antrin phototherapy for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. This study was primarily designed to evaluate the safety of various doses of drug and light. In September 2002, we reported final results of this trial at the Transcatheter Cardiovascular Therapeutics meeting. 79 patients were treated on this protocol, which demonstrated the safety and feasibility of Antrin phototherapy and determined optimum doses of drug and light for future trials. No major treatment-related angiographic or biochemical adverse effects or abnormalities were observed and no dose-limiting toxicities were noted. No instances of emergency coronary artery bypass, death, stroke or myocardial infarction occurred in patients who received both Antrin infusion and endovascular illumination and activation of the drug. The most frequently reported side effects were mild, transient rash and reversible mild tingling in the hands and feet, some of which lasted days to weeks, but did not require clinical intervention.

Approximately 159 patients were enrolled in a Phase II clinical trial with Antrin for patients with peripheral arterial disease of the lower extremities. The study was designed to evaluate Antrin alone compared to Antrin activated with varying doses of light for prevention of restenosis following balloon angioplasty of the femoral artery. We do not plan to perform any further clinical studies for this indication as our development efforts are primarily focused on treatment of vulnerable plaque in the coronary arteries.

We have incurred significant operating losses since our inception in 1991, and as of March 31, 2003, had an accumulated deficit of approximately $179.0 million. We expect to continue to incur significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, to obtain required regulatory clearances and successfully manufacture and market our products.

Results of Operations

Research and Development

Research and development expenses decreased $1,448,000 (20%) to $5,963,000 for the three months ended March 31, 2003 compared to $7,411,000 for the three months ended March 31, 2002. This decrease was due primarily to reductions in personnel costs ($1,226,000), as the company focuses on conducting a Phase III trial with Xcytrin. In addition, expenses for contract pre-clinical studies were lower ($368,000) due to the completion of activities in this area. For the nine months ended March 31, 2003, research and development expenses decreased $9,870,000 (36%) to $17,666,000 compared to $27,536,000 for the nine months ended March 31, 2002. The decrease was due primarily to decreased personnel costs ($3,398,000), third party clinical trial expenses ($1,331,000), consulting/outside services ($1,098,000), drug substance/manufacturing costs ($1,648,000) and third party research/pre-clinical studies ($1,529,000). We expect research and development expenses to increase over the near future as the company incurs additional expenses from its Phase III clinical trial.

Marketing, General and Administrative

Marketing, general and administrative expenses remained consistent at $1,573,000 for the three months ended March 31, 2003, compared to $1,541,000 for the three months ended March 31, 2002. For the nine months ended March 31, 2003, marketing, general and administrative expenses decreased $1,621,000 (26%) to $4,557,000 compared to $6,178,000 for the nine months ended March 31, 2002. The decrease was primarily due to reductions in public relations and third party marketing expenses ($993,000) and personnel costs ($324,000).

Interest and Other Income, Net

Interest and other income, net was $339,000 and $1,056,000 for the three months ended March 31, 2003 and 2002, respectively, a decrease of 66%. For the nine months ended March 31, 2003 and 2002, interest and other income, net was $1,451,000 and $4,392,000, respectively, a decrease of 67%. The decreases were primarily due to lower cash, cash equivalents and marketable securities balances combined with lower interest rates being earned on these balances.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

As of March 31, 2003, we had approximately $94,448,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $20,391,000 during the nine months ended March 31, 2003 resulted primarily from the company's net loss for the period. Net cash used in operating activities of $28,781,000 during the nine months ended March 31, 2002 resulted primarily from the net loss for the period and a reduction in accounts payable, partially affected by depreciation and amortization.

Net cash used in investing activities of $2,861,000 in the nine months ended March 31, 2003 and provided by investing activities of $51,586,000 for the nine months ended March 31, 2002, consisted primarily of the net activities of the company's investments in marketable securities.

Net cash provided by financing activities of $39,000 and $434,000 for the nine months ended March 31, 2003 and 2002, respectively, primarily consisted of proceeds from the sale of common stock under the company's Employee Stock Purchase Plan and the exercise of stock options.

We lease our facilities under non-cancelable operating leases that expire in fiscal 2004 and 2008. Future minimum lease payments and sublease income under non-cancelable operating leases as of March 31, 2003 are as follows:

                                      Operating   Operating
                                        Lease      Sublease
                                      Commitments   Income
                                      ----------  ----------
Remaining 3 months of fiscal 2003 .. $  423,000  $  (34,000)
Fiscal 2004 ........................  1,419,000     (69,000)
Fiscal 2005 ........................  1,162,000
Fiscal 2006 ........................  1,201,000
Fiscal 2007 ........................  1,220,000
Fiscal 2008 ........................    610,000
                                      ----------  ----------
  Total minimum lease payments and
     operating sublease income ..... $6,035,000  $ (103,000)
                                      ==========  ==========

Based on the current status of our product development and commercialization plans, we believe cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least calendar year 2004. However, our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; the time and cost associated with filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company believes that the adoption of this standard will have no material impact on its financial statements.

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

Additionally, demands on our clinical staff have been increasing and we expect they will continue to increase due to our monitoring of additional clinical trials. We may fail to effectively oversee and monitor these many simultaneous clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application as scheduled for many reasons, including, as was the case with our previous Phase III trial of Xcytrin, failure to meet our primary endpoints. Even if we are able to submit a new drug application, the Food and Drug Administration may refuse to file our application or may not clear our application in a timely manner or may deny the application entirely.

Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, data such as ours is susceptible to varying interpretations which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of one of our products under development could delay or prevent regulatory clearance of the potential product and would materially harm our business. Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products. For example, our previous Phase III trial of Xcytrin failed to meet its co-primary endpoints, survival or time to neurologic progression, even though our Phase Ib/II trial showed a benefit for treated patients. This outcome may delay or prevent the regulatory clearance of Xcytrin as a treatment for brain metastases and may result in material harm to our business.

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1991 and, as of March 31, 2003, had an accumulated deficit of approximately $179.0 million. We expect to continue to incur substantial additional operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, to obtain required regulatory clearances and to successfully manufacture and market our proposed products. Our lead product, Xcytrin, currently being developed for the potential treatment of brain metastases originating from non-small cell lung cancer, may receive regulatory clearance on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products. All revenues to date are primarily from license and milestone payments and, to a lesser extent, funding from one government research grant.

Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business

The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving U.S. Food and Drug Administration (FDA) clearance to market a product, we will have to demonstrate that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials and the manufacturing and marketing of products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. Data obtained from clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. Data from our completed Phase III clinical trial of Xcytrin was not sufficient to obtain regulatory clearance and an additional trial, which is currently enrolling patients, will be necessary to do so. Conducting additional trials will cause significant delays in approval and consume additional resources and may not be sufficient to obtain regulatory clearance.

In addition, we may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We may encounter similar delays in foreign countries. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis or may not cover the clinical uses that we specify.

Furthermore, regulatory clearance may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products, which in turn would have a material adverse effect on our business, financial condition and results of operations:

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

We utilize contract manufacturers to formulate, fill, package and label clinical quantities of Xcytrin and Antrin on a purchase order basis. Any failure by these third parties to supply our or the National Cancer Institute's requirements for clinical trial materials would jeopardize the completion of our clinical trials and could therefore have a material adverse effect on us.

We lack marketing and sales experience

We currently have limited marketing, sales and distribution experience. We must develop a sales force with technical expertise. We have no experience in developing, training or managing a sales force. We will incur substantial additional expenses in developing, training and managing such an organization. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or our direct marketing and sales efforts may be unsuccessful. In addition, we intend to compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against those of such other companies.

Our capital requirements are uncertain and we may have difficulty raising needed capital in the future

We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We will require additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of our products. We may require additional funds to complete our planned Phase III trial with Xcytrin for brain metastases. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs, which would materially and adversely affect our business, financial condition and operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market values adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2003 would have declined by $293,000.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

    Exhibits
10.1	Third Amendment to New Lease dated February 5, 2003 by and between Registrant and Metropolitan Life Insurance Company.
99.1	Certification.

    Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACYCLICS, INC.
(Registrant)

Dated: May 6, 2003	By:	/s/ RICHARD A. MILLER, M.D.
Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: May 6, 2003	By:	/s/ LEIV LEA
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

Date: May 6, 2003

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

Date: May 6, 2003

/s/ LEIV LEA
Leiv Lea
Vice President, Finance and Administration and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
10.1	Third Amendment to New Lease dated February 5, 2003 by and between Registrant and Metropolitan Life Insurance Company.
99.1	Certification.