Form 10-Q
period 2003-09-30
PHARMACYCLICS INC
filed 2003-11-06
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

or

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

As of October 31, 2003, there were 16,248,961 shares of the registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 20 pages of which this is page 1. The Exhibits Index page immediately follows page 20.

PHARMACYCLICS, INC.
Form 10-Q
Table of Contents

Pharmacyclics®, (the pentadentate logo), Xcytrin® and Antrin®, are registered U.S.
trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                            September 30,  June 30,
                                                               2003          2003
                                                            -----------  -----------
                          ASSETS
   Current assets:
     Cash and cash equivalents ........................... $    45,198  $    50,371
     Marketable securities ...............................      36,547       37,364
     Prepaid expenses and other current assets ...........       1,229        1,339
                                                            -----------  -----------
          Total current assets ...........................      82,974       89,074
   Property and equipment, net ...........................       1,820        2,206
   Other assets ..........................................         573          573
                                                            -----------  -----------
                                                           $    85,367  $    91,853
                                                            ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable .................................... $     1,934  $     1,445
     Accrued liabilities .................................       1,169          963
                                                            -----------  -----------
          Total current liabilities ......................       3,103        2,408
   Deferred rent .........................................          52           35
                                                            -----------  -----------
          Total liabilities ..............................       3,155        2,443
                                                            -----------  -----------
   Stockholders' equity:
     Common stock ........................................           2            2
     Additional paid-in capital ..........................     275,869      275,829
     Accumulated other comprehensive income ..............         107          144
     Deficit accumulated during development stage ........    (193,766)    (186,565)
                                                            -----------  -----------
         Total stockholders' equity ......................      82,212       89,410
                                                            -----------  -----------
                                                           $    85,367  $    91,853
                                                            ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data) X

                                                                   Period From
                                                                    Inception
                                               Three Months Ended  (April 1991)
                                              September 30,          through
                                              ------------------  September 30,
                                                2003      2002        2003
                                              --------  -------- -------------
Revenues:
     License and milestone revenues .........$     --  $     --  $  7,855

     Contract revenues .......................     --        --     5,847
                                              --------  --------  --------
            Total Revenues .................       --        --    13,702

Operating expenses:
     License and milestone revenues ........    5,935     5,856   203,414

     Contract revenues .....................    1,544     1,515    37,283
                                              --------  --------  --------
            Total operating expenses .......    7,479     7,371   240,697
                                              --------  --------  --------
Loss from operations .......................   (7,479)   (7,371)  ********

Interest and other income, net .............      278       642    33,229
                                              --------  --------  --------
Net loss ................................... $ (7,201) $ (6,729)  ********
                                              ========  ========  ========

Basic and diluted net loss per share ....... $  (0.44) $  (0.42)
                                              ========  ========
Shares used to compute basic and
   diluted net loss per share ..............   16,236    16,189
                                              ========  ========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                         Period From
                                                                                          Inception
                                                                    Three Months Ended   (April 1991)
                                                                       September 30,       through
                                                                   -------------------- September 30,
                                                                      2003       2002       2003
                                                                   ---------  ---------  ---------
Cash flows from operating activities:
   Net loss ..................................................... $  (7,201) $  (6,729) $(193,766)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization ................................       438        543     11,985
   Stock compensation expense ...................................         3          2        853
   Gain on sale of mrketable securities .........................        --         --         58
   Write-down of fixed assets ...................................        --         --        381
   Changes in assets and liabilities:
      Prepaid expenses and other assets .........................       110        341     (1,802)
      Accounts payable ..........................................       489       (152)     1,934
      Accrued liabilities .......................................       206        241      1,169
      Deferred rent .............................................        17        (20)        52
                                                                   ---------  ---------  ---------
         Net cash used in operating activities ..................    (5,938)    (5,774)  (179,136)
                                                                   ---------  ---------  ---------
Cash flows from investing activities:
   Purchase of property and equipment ...........................       (52)       (87)   (10,417)
   Proceeds from sale of property and equipment .................        --         --        112
   Purchases of marketable securities ...........................   (11,584)    (2,000)  (400,035)
   Proceeds from maturities and sales of marketable securities ..    12,364     11,331    363,537
                                                                   ---------  ---------  ---------
        Net cash provided by (used in) investing activities .....       728      9,244    (46,803)
                                                                   ---------  ---------  ---------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs ..............        37          1    251,504
   Proceeds from notes payable ..................................        --         --      3,000
   Issuance of convertible preferred stock, net of issuance costs        --         --     20,514
   Payments under capital lease obligations .....................        --         --     (3,881)
                                                                   ---------  ---------  ---------
        Net cash provided by financing activities ...............        37          1    271,137
                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents ................    (5,173)     3,471     45,198
Cash and cash equivalents at beginning of period ................    50,371     89,324         --
                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of period ...................... $  45,198  $  92,795  $  45,198
                                                                   =========  =========  =========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the "company" or "Pharmacyclics") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the company included in the company's Annual Report on Form 10-K for the year ended June 30, 2003 filed with the Securities and Exchange Commission on September 25, 2003.

The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2004 or for any other future period.

Employee Stock-Based Compensation

During the year ended June 30, 2003, the company adopted Statement of Financial Accounting Standards No. 148, Accounting for Stock- Based Compensation Disclosure. The company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25 ("FIN 44") and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") as amended by SFAS No. 148.

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

The following table illustrates the effect on net loss per common share if the company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

                                       Three Months Ended
                                         September 30,
                                      --------------------
                                        2003       2002
                                      ---------  ---------

Net loss, as reported .............. $  (7,201) $  (6,729)
Employee stock-based
  compensation using the
  fair value based methtod ......... $  (1,953) $  (2,988)
                                      ---------  ---------

Proforma net loss .................. $  (9,154) $  (9,717)
                                      =========  =========

Basic and diluted net loss
  per share, as reported ........... $   (0.44) $   (0.42)
                                      =========  =========

Proforma basic and
  diluted net loss per share ....... $   (0.56) $   (0.60)
                                      =========  =========

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 3,932,004 and 4,080,878 shares of common stock were outstanding at September 30, 2003 and 2002, respectively, and were excluded from the calculation of loss per share as they were antidilutive.

Note 3 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities which are excluded from the results of operations.

The company's comprehensive losses were as follows (in thousands):

                                       Three Months Ended
                                         September 30,
                                      --------------------
                                          2003     2002
                                      ---------  ---------
Net loss ........................... $  (7,201) $  (6,729)
Change in net unrealized
  gains and losses on
  available-for-sale securities ....      (37)        18
                                      ---------  ---------
Comprehensive loss ................. $  (7,238) $  (6,711)
                                      =========  =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report and in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. All forward-looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements.

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer and atherosclerosis. To date we have devoted substantially all of our resources to the research and development of our products and have not derived any commercial revenues from the sale of our products. We have two primary investigational drug products, or research and development programs, for which we are currently focusing our efforts: Xcytrin® and Antrin®.

We are enrolling patients in a pivotal Phase 3 trial of Xcytrin for the potential treatment of lung cancer patients with brain metastases. This randomized controlled study, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, will enroll about 550 patients; and we plan to complete enrollment in this trial in the fourth quarter of calendar 2004. The trial will compare the effects of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin in lung cancer patients with brain metastases. The primary efficacy endpoint will be time to neurologic progression as determined by a blinded events-review committee. Survival and neurocognitive function will also be assessed as secondary endpoints of the trial. We requested and received a Special Protocol Assessment from the FDA for the SMART trial. Special Protocol Assessment provides for sponsors of clinical trials to receive official FDA evaluation, guidance and agreement on pivotal trials.

The SMART trial is based on the results of our completed large randomized trial in patients with brain metastases from solid tumors. That trial enrolled 401 patients and compared WBRT alone to WBRT plus Xcytrin. The primary end points were survival and time to neurologic progression. The overall trial did not meet its end points, but a benefit was seen in lung cancer, the largest sub-group of patients (N=251). There was an improvement in time to neurologic progression as assessed by investigators and by a blinded events review committee for lung cancer patients receiving Xcytrin. Lung cancer patients treated with Xcytrin were also found to have a reduction in death due to brain tumor progression as assessed by investigators and had improved time to neurocognitive progression. The results of this study have been published in July 2003 in the Journal of Clinical Oncology.

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

We have incurred significant operating losses since our inception in 1991, and as of September 30, 2003, had an accumulated deficit of approximately $193.8 million. We expect to continue to incur significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

Results of Operations

Research and Development

Research and development expenses increased approximately 1% to $5,935,000 for the three months ended September 30, 2003 compared to $5,856,000 for the three months ended September 30, 2002. While total research and development expenses remained consistent between periods, the company experienced an increase in third party clinical trial costs ($754,000) due to enrollment of its Phase 3 SMART trail beginning in December 2002 offset by a decrease in employee related costs ($665,000) due to lower research and development headcount. The company expects research and development expenses to increase slightly throughout fiscal 2004 as the company continues enrollment in its Phase 3 SMART trial.

General and Administrative

General and administrative expenses for the three months ended September 30, 2003 of $1,544,000 remained consistent with the expenses incurred in the three month ended September 30, 2003 of $1,515,000, increasing $29,000 (2%). The company expects general and administrative expenses to remain relatively consistent for the remainder of fiscal 2004.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income.

As of September 30, 2003 we had approximately $81,745,000 of cash, cash equivalents, and marketable securities. Net cash used in operating activities of $5,938,000 during the three months ended September 30, 2003 resulting primarily from our net loss, net of depreciation and amortization, partially offset by an increase in accounts payable. Net cash used in operating activities of $5,774,000 during the three months ended September 30, 2002 resulted primarily from our net loss, net of depreciation and amortization.

Net cash provided by investing activities of $728,000 and $9,244,000 for the three months ended September 30, 2003 and 2002 respectively, consisted primarily of proceeds from maturities and sales of marketable securities, net of purchases of marketable securities.

Net cash provided by financing activities of $37,000 and $1,000 for the three months ended September 30, 2003 and 2002, respectively, consisted primarily of proceeds from the exercise of stock options.

We lease our facilities under non-cancelable operating leases that expire in fiscal 2004 and fiscal 2008. Future minimum lease payments and sublease income under non-cancelable operating leases as of September 30, 2003 are as fellows:

                                      Operating   Operating
                                        Lease      Sublease
                                      Commitments   Income
                                      ----------  ----------
Remaining 9 months of fiscal 2004 .. $  995,000  $  (34,000)
Fiscal 2005 ........................  1,162,000
Fiscal 2006 ........................  1,201,000
Fiscal 2007 ........................  1,220,000
Fiscal 2008 ........................    610,000
                                      ----------  ----------
  Total minimum lease payments and
     operating sublease income ..... $5,188,000  $  (34,000)
                                      ==========  ==========

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward- looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot be certain that such additional funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictions on our business. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies

Reference is made to "Critical Accounting Policies" included on page 27 of our Annual Report on Form 10-K for the year ended June 30, 2003. As of the date of the filing of this Quarterly Report, we have not identified any critical accounting policies other than those discussed in our Annual Report for the year ended June 30, 2003 and have not otherwise concluded that any of these policies have become out of date or otherwise misleading.

Factors That May Affect Future Operating Results

Risks Related to Pharmacyclics

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition would suffer. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. All forward-looking statements are based on information currently available to Pharmacyclics and we assume no obligation to update any such forward-looking statements.

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1991 and, as of September 30, 2003, had an accumulated deficit of approximately $193.8 million. We expect to continue to incur substantial additional operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our proposed products. Our lead product, Xcytrin, currently being developed for the potential treatment of brain metastases originating from non-small cell lung cancer, may receive regulatory clearance on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2003 would have declined by $465,000.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures: As required by rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the first fiscal quarter of 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in internal controls over financial reporting: There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

    Exhibits
31.1	Rule 13a-14(a) / 15d-14(a) Certification of CEO
31.2	Rule 13a-14(a) / 15d-14(a) Certification of CFO
32.1	Section 1350 Certifications of CEO and CFO

    Reports on Form 8-K

On August 22, 2003, we filed a Current Report on Form 8-K announcing our financial results for the fiscal quarter and year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACYCLICS, INC.

(Registrant)

Dated: November 6, 2003

By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: November 6, 2003

By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of CEO
31.2	Rule 13a-14(a) / 15d-14(a) Certification of CFO
32.1	Section 1350 Certifications of CEO and CFO