Form 10-Q
period 2003-12-31
PHARMACYCLICS INC
filed 2004-02-05
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
or
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
YES [X] NO [  ]

As of January 31, 2004, there were 16,362,811 shares of the registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 22 pages of which this is page 1. The Exhibits Index page immediately follows page 22.

PHARMACYCLICS, INC.
Form 10-Q
Table of Contents

Pharmacyclics®, (the pentadentate logo), Xcytrin® and Antrin®, are registered U.S. trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                            December 31,  June 30,
                                                               2003         2003
                                                            -----------  -----------
                          ASSETS
   Current assets:
     Cash and cash equivalents ........................... $    37,835  $    50,371
     Marketable securities ...............................      36,549       37,364
     Prepaid expenses and other current assets ...........       1,553        1,339
                                                            -----------  -----------
          Total current assets ...........................      75,937       89,074
   Property and equipment, net ...........................       1,533        2,206
   Other assets ..........................................         550          573
                                                            -----------  -----------
                                                           $    78,020  $    91,853
                                                            ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable .................................... $     1,945  $     1,445
     Accrued liabilities .................................         931          963
                                                            -----------  -----------
          Total current liabilities ......................       2,876        2,408
   Deferred rent .........................................          70           35
                                                            -----------  -----------
          Total liabilities ..............................       2,946        2,443
                                                            -----------  -----------
   Stockholders' equity:
     Common stock ........................................           2            2
     Additional paid-in capital ..........................     276,144      275,829
     Accumulated other comprehensive income ..............         105          144
     Deficit accumulated during development stage ........    (201,177)    (186,565)
                                                            -----------  -----------
         Total stockholders' equity ......................      75,074       89,410
                                                            -----------  -----------
                                                           $    78,020  $    91,853
                                                            ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                                       Period From
                                                                                        Inception
                                              Three Months Ended  Six Months Ended     (April 1991)
                                                 December 31,        December 31,        through
                                              ------------------  ------------------   December 31,
                                                2003      2002      2003      2002         2003
                                              --------  --------  --------  --------   -------------
Revenues:
     License and milestone revenues .........$     --  $     --  $     --  $     --   $      7,855

     Contract revenues .......................     --        --        --        --          5,847
                                              --------  --------  --------  --------   ------------
            Total Revenues .................       --        --        --        --         13,702

Operating expenses:
     Research and development ..............    6,182     5,847    12,117    11,703        209,596

     General and administrative ............    1,480     1,469     3,024     2,984         38,763
                                              --------  --------  --------  --------   ------------
            Total operating expenses .......    7,662     7,316    15,141    14,687        248,359
                                              --------  --------  --------  --------   ------------
Loss from operations .......................   (7,662)   (7,316)  (15,141)  (14,687)      (234,657)

Interest and other income, net .............      251       470       529     1,112         33,480
                                              --------  --------  --------  --------   ------------
Net loss ................................... $ (7,411) $ (6,846) $(14,612) $(13,575)  $   (201,177)
                                              ========  ========  ========  ========   ============

Basic and diluted net loss per share ....... $  (0.46) $  (0.42) $  (0.90) $  (0.84)
                                              ========  ========  ========  ========
Shares used to compute basic and
   diluted net loss per share ..............   16,267    16,202    16,252    16,196
                                              ========  ========  ========  ========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                         Period From
                                                                                         Inception
                                                                   Six Months Ended      (April 1991)
                                                                      December 31,        through
                                                                   --------------------  December 31,
                                                                       2003      2002      2003
                                                                   ---------  ---------  ---------
Cash flows from operating activities:
   Net loss ..................................................... $ (14,612) $ (13,575)  (201,177)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization ................................       869      1,083     12,416
   Stock compensation expense ...................................         7          5        857
   Gain on sale of marketable securities ........................        --         --         58
   Write-down of fixed assets ...................................        --         21        381
   Changes in assets and liabilities:
      Prepaid expenses and other assets .........................      (191)      (340)    (2,103)
      Accounts payable ..........................................       500       (387)     1,945
      Accrued liabilities .......................................       (32)      (242)       931
      Deferred rent .............................................        35        (46)        70
                                                                   ---------  ---------  ---------
         Net cash used in operating activities ..................   (13,424)   (13,481)  (186,622)
                                                                   ---------  ---------  ---------
Cash flows from investing activities:
   Purchase of property and equipment ...........................      (196)       (95)   (10,561)
   Proceeds from sale of property and equipment .................        --         --        112
   Purchases of marketable securities ...........................   (21,840)   (16,295)  (410,291)
   Proceeds from maturities and sales of marketable securities ..    22,616     16,893    373,789
                                                                   ---------  ---------  ---------
        Net cash provided by (used in) investing activities .....       580        503    (46,951)
                                                                   ---------  ---------  ---------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs ..............       308         39    251,775
   Proceeds from notes payable ..................................        --         --      3,000
   Issuance of convertible preferred stock, net of issuance costs        --         --     20,514
   Payments under capital lease obligations .....................        --         --     (3,881)
                                                                   ---------  ---------  ---------
        Net cash provided by financing activities ...............       308         39    271,408
                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents ................   (12,536)   (12,939)    37,835
Cash and cash equivalents at beginning of period ................    50,371     89,324         --
                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of period ...................... $  37,835  $  76,385     37,835
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

The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2004 or for any other future period.

Employee Stock-Based Compensation

The company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25 ("FIN 44") and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Disclosure ("SFAS No. 148").

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

The following table illustrates the effect on net loss per common share if the company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

                                      Three Months Ended    Six Months Ended
                                         December 31,          December 31,
                                      --------------------  --------------------
                                        2003       2002       2003       2002
                                      ---------  ---------  ---------  ---------

Net loss, as reported .............. $  (7,411) $  (6,846) $ (14,612) $ (13,575)
Employee stock-based
  compensation using the
  fair value based methtod ......... $  (1,849) $  (2,573) $  (3,802) $  (5,561)
                                      ---------  ---------  ---------  ---------

Proforma net loss .................. $  (9,260) $  (9,419) $ (18,414) $ (19,136)
                                      =========  =========  =========  =========

Basic and diluted net loss
  per share, as reported ........... $   (0.46) $   (0.42) $   (0.90) $   (0.84)
                                      =========  =========  =========  =========

Proforma basic and
  diluted net loss per share ....... $   (0.57) $   (0.58) $   (1.13) $   (1.18)
                                      =========  =========  =========  =========

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,012,090 and 3,928,505 shares of common stock were outstanding at December 31, 2003 and 2002, respectively, and were excluded from the calculation of loss per share as they were antidilutive.

Note 3 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities which are excluded from the results of operations.

The company's comprehensive losses were as follows (in thousands):

                                            Three Months Ended    Six Months Ended
                                               December 31,          December 31,
                                            --------------------  --------------------
                                                2003     2002         2003     2002
                                            ---------  ---------  ---------  ---------
Net loss ................................. $  (7,411) $  (6,846) $ (14,612) $ (13,575)
Change in net unrealized gains and losses
  on available-for-sale securities .......        (2)        15        (39)        33
                                            ---------  ---------  ---------  ---------
Comprehensive loss ....................... $  (7,413) $  (6,831) $ (14,651) $ (13,542)
                                            =========  =========  =========  =========

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

We are enrolling patients in a pivotal Phase 3 trial of Xcytrin for the potential treatment of lung cancer patients with brain metastases. This randomized controlled study, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, will enroll about 550 patients; and we plan to complete enrollment in this trial in the fourth quarter of calendar 2004. The trial will compare the effects of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin in lung cancer patients with brain metastases. The primary efficacy endpoint will be time to neurologic progression as determined by a blinded events-review committee. Survival and neurocognitive function will also be assessed as secondary endpoints of the trial. We requested and received a Special Protocol Assessment from the FDA for the SMART trial. Special Protocol Assessment provides for sponsors of clinical trials to receive official FDA evaluation, guidance and agreement on pivotal trials. The FDA has also granted us fast track designation for the SMART trial. This designation will not impact the results of our trial, but will facilitate and expedite the development and review of the application for the approval of the drug.

The SMART trial is based on the results of our completed large randomized trial in patients with brain metastases from solid tumors. That trial enrolled 401 patients and compared WBRT alone to WBRT plus Xcytrin. The primary end points were survival and time to neurologic progression. The overall trial did not meet its end points, but a benefit was seen in lung cancer, the largest sub-group of patients (N=251). There was an improvement in time to neurologic progression as assessed by investigators and by a blinded events review committee for lung cancer patients receiving Xcytrin. Lung cancer patients treated with Xcytrin were also found to have a reduction in death due to brain tumor progression as assessed by investigators. The results of this study have been published in July 2003 in the Journal of Clinical Oncology. Patients receiving Xcytrin were also found to have improved time to neurocognitive progression. Neurogognitive progression is a quantitative and blinded assessment of cognitive functions such as memory, verbal-fluency, decision making ability and fine motor control. These results were published in January 2004 in the Journal of Clinical Oncology.

We have several Phase 1 and Phase 2 clinical trials now open evaluating Xcytrin as a single agent, in combination with radiation, and in combination with chemotherapy for various cancers. We have begun Phase 2 clinical trials with Xcytrin used alone in hematologic cancers such as chronic lymphocytic leukemia and in combination with monoclonal antibodies Rituxan® and Zevalin® for recurrent lymphoma. Phase 1 trials are underway evaluating Xcytrin given in combination with doxorubicin and with docetaxel (Taxotere®) for lung, prostate, ovarian and breast cancer and combined with radiation and chemotherapy for the treatment of newly diagnosed, advanced head and neck cancer patients. Through our Cooperative Research and Development Agreement, the National Cancer Institute is conducting Phase 1 trials of Xcytrin for treatment of both primary adult and pediatric brain tumors, pancreatic cancer and lung cancer.

We have also completed a Phase 1 clinical trial with Antrin phototherapy for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. This study was primarily designed to evaluate the safety of various doses of drug and light. Results of this trial were published in the September 2003 issue of the journal Circulation. 79 patients were treated on this protocol, which demonstrated the safety and feasibility of Antrin phototherapy and determined optimum doses of drug and light for future trials. No major treatment-related angiographic or biochemical adverse effects or abnormalities were observed and no dose-limiting toxicities were noted. No instances of emergency coronary artery bypass, death, stroke or myocardial infarction occurred in patients who received both Antrin infusion and endovascular illumination and activation of the drug. The most frequently reported side effects were mild, transient rash and reversible mild tingling in the hands and feet, some of which lasted days to weeks, but did not require clinical intervention.

We have incurred significant operating losses since our inception in 1991, and as of December 31, 2003, had an accumulated deficit of approximately $201.2 million. We expect to continue to incur significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

Results of Operations

Research and Development

Research and development expenses increased $335,000 (6%) to $6,182,000 for the three months ended December 31, 2003 compared to $5,847,000 for the three months ended December 31, 2002. This increase was primarily due to higher third party clinical trial costs ($918,000) as the company's continued to enroll patients in its SMART Phase 3 trial. This increase was partially offset by decreases in payroll and related expenses ($432,000) as the company decreased average headcount in fiscal 2004. For the six months ended December 31, 2003, research and development expenses increased $414,000 (4%) to $12,117,000 compared to $11,703,000 for the six months ended December 31, 2002. The increase was due primarily to higher third party clinical trial expenses ($1,706,000) partially offset by lower payroll and related expenses ($1,097,000). The company expects research and development expenses to increase slightly throughout fiscal 2004 as the company continues enrollment in its ongoing clinical trials.

General and Administrative

General and administrative expenses remained relatively consistent, increasing approximately 1% to $1,480,000 for the three months ended December 31, 2003, compared to $1,469,000 for the three months ended December 31, 2002. For the six months ended December 31, 2003, general and administrative expenses remained relatively consistent increasing approximately 1% to $3,024,000 compared to $2,984,000 for the six months ended December 31, 2002. The company expects general and administrative expenses to remain relatively consistent for the remainder of fiscal 2004.

Interest and Other Income, Net

Interest and other income, net was $251,000 and $470,000 for the three months ended December 31, 2003 and 2002, respectively, a decrease of 47%. For the six months ended December 31, 2003 and 2002, interest and other income, net was $529,000 and $1,112,000, respectively, a decrease of 52%. The decreases were primarily due to lower cash, cash equivalents and marketable securities balances combined with lower interest rates being earned by these balances.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

As of December 31, 2003, we had approximately $74,384,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $13,424,000 during the six months ended December 31, 2003 resulted primarily from the company's net loss for the period, net of depreciation and amortization. Net cash used in operating activities of $13,481,000 during the six months ended December 31, 2002 resulted primarily from the company's net loss for the period, net of depreciation and amortization.

Net cash provided by investing activities of $580,000 and $503,000 for the six months ended December 31, 2003 and 2002, respectively, consisted primarily of proceeds from maturities and sales of marketable securities, net of purchases.

Net cash provided by financing activities of $308,000 and $39,000 for the six months ended December 31, 2003 and 2002, respectively, primarily consisted of proceeds from the sale of common stock upon the exercise of stock options and from purchases under the company's Employee Stock Purchase Plan.

We lease our facilities under non-cancelable operating leases that expire in fiscal 2008. Future minimum lease payments under non-cancelable operating leases as of December 31, 2003 are as follows:

                                      Operating
                                        Lease
                                      Commitments
                                      ----------
Remaining 6 months of fiscal 2004 .. $  571,000
Fiscal 2005 ........................  1,162,000
Fiscal 2006 ........................  1,201,000
Fiscal 2007 ........................  1,220,000
Fiscal 2008 ........................    610,000
                                      ----------
     Total minimum lease payments .. $4,764,000
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

Factors That May Affect Future Operating Results

Risks Related to Pharmacyclics

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are the material risks and uncertainties of which we are currently aware. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition would suffer. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward- looking statements. All forward-looking statements are based on information currently available to Pharmacyclics and we assume no obligation to update any such forward-looking statements.

All of our product candidates are in development, and we cannot be certain that any of our products under development will be commercialized

To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products under development. The time frame necessary to achieve these goals for any individual product is long and uncertain. Before we can sell any of our products under development, we must demonstrate through preclinical (animal) studies and clinical (human) trials that each product is safe and effective for human use for each targeted disease. We have conducted and plan to continue to conduct extensive and costly clinical trials to assess the safety and effectiveness of our potential products. We cannot be certain that we will be permitted to begin or continue our planned clinical trials for our potential products, or if permitted, that our potential products will prove to be safe and produce their intended effects.

The completion rate of our clinical trials depends upon, among other factors, the rate of patient enrollment. We may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us.

Additionally, demands on our clinical staff have been increasing and we expect they will continue to increase due to our monitoring of additional clinical trials. We may fail to effectively oversee and monitor these many simultaneous clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application for many reasons, including, as is the case with our first Phase 3 trial of Xcytrin, failure to meet our primary endpoints. Even if we are able to submit a new drug application, the U.S. Food and Drug Administration (FDA) may refuse to file our application or may not approve our application in a timely manner or at all.

Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, data from clinical trials we are conducting is susceptible to varying interpretations which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory clearance of the potential product and would materially harm our business. Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products. In this regard, our initial Phase 3 trial of Xcytrin failed to meet its co-primary endpoints even though our Phase 1b/2 trial showed a benefit for treated patients. The outcome of the current Phase 3 trial may delay or prevent the regulatory clearance of Xcytrin as a treatment for brain metastases in patients with lung cancer and may result in material harm to our business. The outcomes of our other ongoing Phase 1 and Phase 2 trials with Xcytrin for additional cancer indications may not provide sufficient data supporting advancement of the development of Xcytrin for these additional cancer indications and also may result in material harm to our business.

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1991 and, as of December 31, 2003, had an accumulated deficit of approximately $201.2 million. We expect to continue to incur substantial additional operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our proposed products. Our lead product, Xcytrin, may receive regulatory clearance on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products.

Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business

The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market a product, we will have to demonstrate that the product is safe and effective on the patient population and for the diseases that will be treated. Clinical trials, and the manufacturing and marketing of products, are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. Data obtained from clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. Data from our completed initial Phase 3 clinical trial of Xcytrin was not sufficient to obtain regulatory clearance. Any approval of Xcytrin will require at least one additional clinical trial, including the Phase 3 trial we are currently conducting. Conducting additional trials will cause significant delays in approval and consume additional resources and may not be sufficient to obtain regulatory clearance.

In addition, we may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. The Fast Track designation that we have received for our Phase 3 trial of Xcytrin may not actually lead to a faster development, regulatory review, or approval process. We may encounter similar delays in foreign countries. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities and even if obtained, such approvals may not be on a timely basis, or they may not cover the clinical uses that we specify.

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

Manufacturers of drugs also must comply with the applicable FDA Good Manufacturing Practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. We or our present or future suppliers may be unable to comply with the applicable Good Manufacturing Practice regulations and other FDA regulatory requirements. Failure of our suppliers to follow current Good Manufacturing Practices or other regulatory requirements may lead to significant delays in the availability of products for commercial or clinical use and could subject us to fines, injunctions and civil penalties. We also may be subject to delays in commercializing our products for Antrin phototherapy due to delays in approvals of the third-party light sources required for this product.

Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will harm our business

Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

  the receipt of regulatory approvals for the indications that we are studying;
  the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products; and
  pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators.

Physicians, patients, payors or the medical community in general may be unwilling to accept, purchase, utilize or recommend any of our products.

We may fail to adequately protect or enforce our intellectual property rights or secure rights to third-party patents

A number of third-party patent applications have been published, and some have issued, relating to expanded porphyrin chemistries. It is likely that competitors and other third parties have and will continue to file applications for and receive patents relating to similar or even the same compositions, methods or designs as those of our products. If any third-party patent claims are asserted against the company's products and are upheld as valid and infringed by our products, we could be prevented from practicing the subject matter claimed in such patents, require license(s) or have to redesign our products or processes to avoid infringement. Such licenses may not be available or, if available, may not be on terms acceptable to us. Alternatively, we may be unsuccessful in any attempt to redesign our products or processes to avoid infringement. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to the company and diversion of our efforts.

We are aware of several U.S. patents owned or licensed by Schering AG that relate to pharmaceutical formulations and methods for enhancing magnetic resonance imaging. Even though we have obtained the opinion of outside patent counsel that our magnetic resonance imaging detectable compounds do not infringe the claims of such patents, Schering AG may still choose to assert one or more of those patents. If any of our products were legally determined to be infringing a valid and enforceable claim of any of Schering AG's patents, our business could be materially adversely affected. Further, any allegation by Schering AG that we infringed their patents would likely result in significant legal costs and require the diversion of substantial management resources. We are aware that Schering AG has asserted patent rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering AG with respect to one or more of such patents. We cannot be certain that we would be successful in defending a lawsuit or able to obtain a license on commercially reasonable terms from Schering AG, if required.

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

We rely heavily on third parties

We currently depend heavily and will depend heavily in the future on third parties for support in product development, clinical development, manufacturing, marketing and distribution of our products. We rely on contract clinical research organizations (CROs) for various aspects of our clinical development activities including clinical trial monitoring, data collection and data management. Any failure of such CROs to successfully accomplish these activities, in a timely manner, could have a material adverse effect on our ability to complete clinical development of our products.

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

  delays in scale-up to quantities needed for multiple clinical trials or failure to manufacture such quantities to our specifications, or deliver such quantities on the dates we require, could cause delay or suspension of clinical trials, regulatory submissions and commercialization of our products in development;
  our current and future manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding regulatory agencies for compliance with strictly enforced Good Manufacturing Practices and similar foreign standards;
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

We may need additional financing and we may have difficulty raising needed capital in the future

We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We will expend additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of our products. In this regard, we may require additional funds to complete our current Phase 3 trial with Xcytrin for the potential treatment of brain metastases in lung cancer patients.

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

Risks Related to Our Industry

We face rapid technological change and intense competition

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our products under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, sales, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources.

We are a relatively new enterprise and are engaged in the development of novel therapeutic technologies. As a result, our resources are limited and we may experience technical challenges inherent in such novel technologies.

Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects than our products. Our competitors may develop products that are safer, more effective or less costly than our products and, therefore, present a serious competitive threat to our product offerings. Our competitors may price their products below ours, may receive better reimbursement or may have products that are more cost effective than ours.

The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our products even if commercialized. The diseases for which we are developing our therapeutic products can also be treated, in the case of cancer, by surgery, radiation, biologics and chemotherapy, and in the case of atherosclerosis, by surgery, angioplasty, drug therapy and the use of devices to maintain and open blood vessels. These treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our products to receive widespread acceptance if commercialized.

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

  the results of our preclinical testing and clinical trials;

  technological innovations or new therapeutic products;
  changes in governmental regulation;
  developments in patent or other proprietary rights;
  developments and/or announcements by competitors;
  litigation;
  public concern as to the safety of products developed by us or others;
  departure of key personnel;
  ability to manufacture our products to commercial standards;
  changes in the structure of healthcare payment systems and reimbursement policies;
  our ability to successfully commercialize our products if they are approved;
  comments by securities analysts; and
  general market conditions in our industry.

In addition, if any of the risks described in these "Risk Factors" actually occurred, it could have a dramatic and material adverse impact on the market price of our common stock.

We are subject to uncertainties regarding health care reimbursement and reform

The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on the use and reimbursement of pharmaceuticals may result in a decrease in the reimbursement levels for oncology drugs. Given this and other recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2003 would have declined by $371,000.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures: As required by rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the second fiscal quarter of 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in internal controls over financial reporting: There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On December 11, 2003, at the Company's 2003 Annual Meeting of Stockholders, the following matters were submitted to and voted on by stockholders and were adopted:

  The election of Miles R. Gilburne, Loretta M. Itri, M.D., Richard M. Levy, Ph.D., Richard A. Miller, M.D., William R. Rohn and Craig C. Taylor by the stockholders to serve on the Board of Directors.

  The results of the vote are as follows:

	Total Vote for Each Director	Total Vote Withheld from Each Director
Miles R. Gilburne	13,507,285	1,239,384
Loretta M. Itri, M.D.	13,504,635	1,242,034
Richard M. Levy, Ph.D.	12,978,598	1,768,071
Richard A. Miller, M.D.	13,771,460	975,209
William R. Rohn	12,981,998	1,764,671
Craig C. Taylor	13,507,285	1,239,384

  The amendment of the company's 1995 Stock Option Plan (the "Option Plan") to (i) increase the number of options and separately exercisable stock appreciation rights any one person participating in the Option Plan may receive from 750,000 over the term of the Option Plan to 1,000,000 in any calendar year, (ii) prohibit repricing of outstanding options or stock appreciation rights without the consent of stockholders, (iii) prohibit the grant of any option or stock appreciation rights with an exercise price less than the fair market value of the Company's Common Stock on the date of grant, (iv) effective February 1, 2004, eliminate the annual automatic increase in the number of shares of Common Stock available for issuance under the Option Plan, and (v) require stockholder approval for any material Option Plan amendment.

  The results of the vote are as follows:

For	Against	Abstain
7,654,096	1,414,544	436,595

  The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 30, 2004.

The results of the vote are as follows:

For	Against	Abstain
14,451,921	286,193	8,555

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

    Exhibits
31.1	Rule 13a-14(a) / 15d-14(a) Certification of CEO
31.2	Rule 13a-14(a) / 15d-14(a) Certification of CFO
32.1	Section 1350 Certifications of CEO and CFO

    Reports on Form 8-K

On October 30, 2003, we filed a Current Report on Form 8-K, under Item 12, announcing our financial results for the fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACYCLICS, INC.

(Registrant)

Dated: February 4, 2004

By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: February 4, 2004

By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer and Secretary

EXHIBITS INDEX

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of CEO
31.2	Rule 13a-14(a) / 15d-14(a) Certification of CFO
32.1	Section 1350 Certifications of CEO and CFO