Form 10-Q
period 2004-03-31
PHARMACYCLICS INC
filed 2004-04-30
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
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
YES [X] NO [  ]

As of April 15, 2004, there were 19,609,976 shares of the registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 24 pages of which this is page 1. The Exhibits Index page immediately follows page 24.

PHARMACYCLICS, INC.
Form 10-Q
Table of Contents

Pharmacyclics®, (the pentadentate logo), Xcytrin® and Antrin®, are registered U.S. trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                               March 31,  June 30,
                                                                 2004       2003
                                                            -----------  -----------
                          ASSETS
   Current assets:
     Cash and cash equivalents ........................... $    29,058  $    50,371
     Marketable securities ...............................      39,491       37,364
     Prepaid expenses and other current assets ...........       1,288        1,339
                                                            -----------  -----------
          Total current assets ...........................      69,837       89,074
   Property and equipment, net ...........................       1,391        2,206
   Other assets ..........................................         527          573
                                                            -----------  -----------
                                                           $    71,755  $    91,853
                                                            ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable .................................... $     2,035  $     1,445
     Accrued liabilities .................................       1,307          963
                                                            -----------  -----------
          Total current liabilities ......................       3,342        2,408
   Deferred rent .........................................          78           35
                                                            -----------  -----------
          Total liabilities ..............................       3,420        2,443
                                                            -----------  -----------
   Stockholders' equity:
     Common stock ........................................           2            2
     Additional paid-in capital ..........................     276,611      275,829
     Accumulated other comprehensive income ..............         180          144
     Deficit accumulated during development stage.........    (208,458)    (186,565)
                                                            -----------  -----------
         Total stockholders' equity ......................      68,335       89,410
                                                            -----------  -----------
                                                           $    71,755  $    91,853
                                                            ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                                       Period From
                                                                                        Inception
                                              Three Months Ended  Nine Months Ended    (April 1991)
                                                 March 31,           March 31,           through
                                              ------------------  ------------------    March 31,
                                                2004      2003      2004      2003         2004
                                              --------  --------  --------  --------   -------------
Revenues:
     License and milestone revenues ........ $     --  $     --  $     --  $     --   $      7,855

     Contract revenues .....................       --        --        --        --          5,847
                                              --------  --------  --------  --------   ------------
            Total revenues .................       --        --        --        --         13,702

Operating expenses:
     Research and development ..............    6,096     5,963    18,213    17,666        215,692

     General and administrative ............    1,418     1,573     4,442     4,557         40,181
                                              --------  --------  --------  --------   ------------
            Total operating expenses .......    7,514     7,536    22,655    22,223        255,873
                                              --------  --------  --------  --------   ------------
Loss from operations .......................   (7,514)   (7,536)  (22,655)  (22,223)      (242,171)

Interest and other income, net .............      233       339       762     1,451         33,713
                                              --------  --------  --------  --------   ------------
Net loss ................................... $ (7,281) $ (7,197) $(21,893) $(20,772)  $   (208,458)
                                              ========  ========  ========  ========   ============

Basic and diluted net loss per share ....... $  (0.44) $  (0.44) $  (1.34) $  (1.28)
                                              ========  ========  ========  ========
Shares used to compute basic and
   diluted net loss per share ..............   16,365    16,208    16,289    16,200
                                              ========  ========  ========  ========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                        Period From
                                                                                         Inception
                                                                   Nine Months Ended   (April 1991)
                                                                      March 31,           through
                                                                   --------------------  March 31,
                                                                       2004      2003      2004
                                                                   ---------  ---------  ---------
Cash flows from operating activities:
   Net loss ..................................................... $ (21,893) $ (20,772)  (208,458)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization ................................     1,129      1,615     12,676
   Stock compensation expense ...................................        14          9        864
   Gain on sale of marketable securities ........................        --         --         58
   Write-down of fixed assets ...................................        --         --        381
   Changes in assets and liabilities:
      Prepaid expenses and other assets .........................        97        (49)    (1,815)
      Accounts payable ..........................................       590       (859)     2,035
      Accrued liabilities .......................................       344       (118)     1,307
      Deferred rent .............................................        43       (217)        78
                                                                   ---------  ---------  ---------
         Net cash used in operating activities ..................   (19,676)   (20,391)  (192,874)
                                                                   ---------  ---------  ---------
Cash flows from investing activities:
   Purchase of property and equipment ...........................      (314)      (120)   (10,679)
   Proceeds from sale of property and equipment .................        --         --        112
   Purchases of marketable securities ...........................   (29,948)   (25,745)  (418,399)
   Proceeds from maturities and sales of marketable securities ..    27,857     23,004    379,030
                                                                   ---------  ---------  ---------
        Net cash used in investing activities ...................    (2,405)    (2,861)   (49,936)
                                                                   ---------  ---------  ---------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs ..............       768         39    252,235
   Proceeds from notes payable ..................................        --         --      3,000
   Issuance of convertible preferred stock, net of issuance costs        --         --     20,514
   Payments under capital lease obligations .....................        --         --     (3,881)
                                                                   ---------  ---------  ---------
        Net cash provided by financing activities ...............       768         39    271,868
                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents ................   (21,313)   (23,213)    29,058
Cash and cash equivalents at beginning of period ................    50,371     89,324         --
                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of period ...................... $  29,058  $  66,111     29,058
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

The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2004 or for any other future period.

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

The following table illustrates the effect on net loss per common share if the company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss, as reported	$(7,281)	$(7,197)	$(21,893)	$(20,772)
Employee stock-based compensation using the fair value based method	(1,970)	(2,285)	(5,772)	(7,846)
Proforma net loss	$(9,251)	$(9,482)	$(27,665)	$(28,618)
Basic and diluted net loss per share, as reported	$(0.44)	$(0.44)	$(1.34)	$(1.28)
Proforma basic and diluted net loss per share	$(0.57)	$(0.59)	$(1.70)	$(1.77)

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 3,949,919 and 3,702,159 shares of common stock were outstanding at March 31, 2004 and 2003, respectively, and were excluded from the calculation of loss per share as they were antidilutive.

Note 3 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities which are excluded from the results of operations.

The company's comprehensive losses were as follows (in thousands):

                                            Three Months Ended    Nine Months Ended
                                                 March 31,             March 31,
                                            --------------------  --------------------
                                                2004     2003         2004     2003
                                            ---------  ---------  ---------  ---------
Net loss ................................. $  (7,281) $  (7,197) $ (21,893) $ (20,772)
Change in net unrealized gains and losses
  on available-for-sale securities .......        75        (31)        36          2
                                            ---------  ---------  ---------  ---------
Comprehensive loss ....................... $  (7,206) $  (7,228) $ (21,857) $ (20,770)
                                            =========  =========  =========  =========

Note 4 - Subsequent Event

In February 2004, the company filed a registration statement on Form S-3 to offer and sell, from time to time, equity, debt securities and warrants in one or more offerings up to a total dollar amount of $100 million. On April 7, 2004, the company sold 3.2 million shares of common stock at a price of $13.00 per share in an underwritten public offering pursuant to this registration statement. The company received approximately $39.6 million in proceeds (before offering expenses) from the issuance of 3.2 million shares, representing gross proceeds of $41.6 million, less underwriting discounts and commissions.

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

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products for the treatment of cancer and atherosclerosis. To date we have devoted substantially all of our resources to the research and development of our products and have not derived any commercial revenues from the sale of our products. We have two primary investigational drug products, or research and development programs, for which we are currently focusing our efforts: Xcytrin® and Antrin®.

We are enrolling patients in a pivotal Phase 3 trial of Xcytrin for the potential treatment of lung cancer patients with brain metastases. This randomized controlled study, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, will enroll about 550 patients; and we plan to complete enrollment in this trial in the fourth quarter of calendar 2004. The trial will compare the effects of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin in lung cancer patients with brain metastases. The primary efficacy endpoint will be time to neurologic progression as determined by a blinded events-review committee. Survival and neurocognitive function will also be assessed as secondary endpoints of the trial. We requested and received a Special Protocol Assessment from the FDA for the SMART trial. Special Protocol Assessment provides for sponsors of clinical trials to receive official FDA evaluation, guidance and agreement on pivotal trials. The FDA has also granted us Fast-Track designation for the SMART trial. This designation will not impact the results of our trial, but may facilitate and expedite the development and review of the application for the approval of the drug.

The SMART trial is based on the results of our completed large randomized trial in patients with brain metastases from solid tumors. That trial enrolled 401 patients and compared WBRT alone to WBRT plus Xcytrin. The primary end points were survival and time to neurologic progression. The overall trial did not meet its end points, but a benefit was seen in lung cancer, the largest sub-group of patients (N=251). There was an improvement in time to neurologic progression as assessed by investigators and by a blinded events review committee for lung cancer patients receiving Xcytrin. Lung cancer patients treated with Xcytrin were also found to have a reduction in death due to brain tumor progression as assessed by investigators. The results of this study were published in July 2003 in the Journal of Clinical Oncology. Patients receiving Xcytrin were also found to have improved time to neurocognitive progression. Neurogognitive progression is a quantitative and blinded assessment of cognitive functions such as memory, verbal fluency, decision-making ability and fine motor control. These results were published in January 2004 in the Journal of Clinical Oncology.

We are conducting several Phase 1 and Phase 2 clinical trials evaluating Xcytrin as a single agent, in combination with radiation, and in combination with chemotherapy for various cancers. We have begun Phase 2 clinical trials with Xcytrin used alone in hematologic cancers, such as chronic lymphocytic leukemia, and in combination with monoclonal antibodies Rituxan® and Zevalin® for recurrent lymphoma. Phase 1 trials are underway evaluating Xcytrin given in combination with doxorubicin and with docetaxel (Taxotere®) for lung, prostate, ovarian and breast cancer and combined with radiation and chemotherapy for the treatment of newly diagnosed, advanced head and neck cancer patients. We have also begun a Phase 1 clinical trial evaluating Xcytrin in combination with Temodar® (temozolamide) for the treatment of patients with relapsed malignant gliomas. Through our Cooperative Research and Development Agreement, the National Cancer Institute is conducting Phase 1 trials of Xcytrin for treatment of both primary adult and pediatric brain tumors, pancreatic cancer and lung cancer.

We have also completed a Phase 1 clinical trial with Antrin phototherapy for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. This study was primarily designed to evaluate the safety of various doses of drug and light. Results of this trial were published in the September 2003 issue of the journal Circulation. Seventy-nine patients were treated on this protocol, which demonstrated the safety and feasibility of Antrin phototherapy and determined optimum doses of drug and light for future trials. No major treatment-related angiographic or biochemical adverse effects or abnormalities were observed and no dose-limiting toxicities were noted. The most frequently reported side effects were mild, transient rash and reversible mild tingling in the hands and feet, some of which lasted days to weeks, but did not require clinical intervention.

We have incurred significant operating losses since our inception in 1991, and as of March 31, 2004, we had an accumulated deficit of approximately $208.5 million. We expect to continue to incur significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

As of March 31, 2004, we had approximately $68,549,000 in cash, cash equivalents and marketable securities. On April 7, 2004, we sold 3.2 million shares of common stock at a price of $13.00 per share in an underwritten public offering pursuant to this registration statement. We received approximately $39.6 million in proceeds (before offering expenses) from the issuance of 3.2 million shares, representing gross proceeds of $41.6 million, less underwriting discounts and commissions.

Results of Operations

Research and Development

Research and development expenses increased $133,000 (2%) to $6,096,000 for the three months ended March 31, 2004, compared to $5,963,000 for the three months ended March 31, 2003. This increase was primarily due to higher third party clinical trial costs ($648,000) as the company continued to enroll patients in its SMART Phase 3 trial, as well as other Phase 1 and 2 clinical trials using Xcytrin. This increase was partially offset by decreases in building rent expense ($228,000) as the company renegotiated its building lease as of January 1, 2003 and the expiration of one building lease on December 31, 2003 and by a decrease in depreciation expense of $198,000. For the nine months ended March 31, 2004, research and development expenses increased $547,000 (3%) to $18,213,000 compared to $17,666,000 for the nine months ended March 31, 2003. The increase was due primarily to higher third party clinical trial expenses ($2,354,000) partially offset by lower payroll and related expenses ($1,303,000) due to lower average headcount and by lower building rent expense ($817,000). The company expects research and development expenses to increase slightly throughout fiscal 2004 as the company continues enrollment in its ongoing clinical trials.

General and Administrative

General and administrative expenses decreased approximately $155,000 (10%) to $1,418,000 for the three months ended March 31, 2004, compared to $1,573,000 for the three months ended March 31, 2003. For the nine months ended March 31, 2004, general and administrative expenses decreased approximately $115,000 (3%) to $4,442,000 compared to $4,557,000 for the nine months ended March 31, 2003. The decreases were primarily due to decreases in the company's building rent expense. The company expects general and administrative expenses to remain relatively consistent for the remainder of fiscal 2004.

Interest and Other Income, Net

Interest and other income, net was $233,000 and $339,000 for the three months ended March 31, 2004 and 2003, respectively, a decrease of 31%. For the nine months ended March 31, 2004 and 2003, interest and other income, net was $762,000 and $1,451,000 respectively, a decrease of 47%. The decreases were primarily due to lower cash, cash equivalents and marketable securities balances combined with lower interest rates being earned by these balances.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as grant and contract revenues and interest income.

As of March 31, 2004, we had approximately $68,549,000 in cash, cash equivalents and marketable securities. In February 2004, we filed a registration statement on Form S-3 to offer and sell, from time to time, equity, debt securities and warrants in one or more offerings up to a total dollar amount of $100 million. On April 7, 2004, we sold 3.2 million shares of common stock at a price of $13.00 per share in an underwritten public offering pursuant to this registration statement. We received approximately $39.6 million in proceeds (before offering expenses) from the issuance of 3.2 million shares, representing gross proceeds of $41.6 million, less underwriting discounts and commissions.

Net cash used in operating activities of $19,676,000 during the nine months ended March 31, 2004 resulted primarily from the company's net loss for the period, net of depreciation and amortization. Net cash used in operating activities of $20,391,000 during the nine months ended March 31, 2003 resulted primarily from the company's net loss for the period, net of depreciation and amortization.

Net cash used in investing activities of $2,405,000 and $2,861,000 for the nine months ended March 31, 2004 and 2003, respectively, consisted primarily of purchases of marketable securities, net of maturities and sales.

Net cash provided by financing activities of $768,000 and $39,000 for the nine months ended March 31, 2004 and 2003, respectively, primarily consisted of proceeds from the sale of common stock upon the exercise of stock options and from purchases under the company's Employee Stock Purchase Plan.

We lease our facilities under non-cancelable operating leases that expire in fiscal 2008. Future minimum lease payments under non-cancelable operating leases as of March 31, 2004 are as follows:

                                      Operating
                                        Lease
                                      Commitments
                                      ----------
Remaining 3 months of fiscal 2004 .. $  286,000
Fiscal 2005 ........................  1,162,000
Fiscal 2006 ........................  1,201,000
Fiscal 2007 ........................  1,220,000
Fiscal 2008 ........................    610,000
                                      ----------
     Total minimum lease payments .. $4,479,000
                                      ==========

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs through at least fiscal year 2006. We expect to complete enrollment of our Phase 3 clinical trial of our first investigational drug Xcytrin in patients with brain metastases from non-small cell lung cancer in the fourth calendar quarter of 2004 (the second fiscal quarter of our fiscal 2005). We cannot assure you that our current capital resources will be sufficient to satisfy our capital needs through full enrollment of the Xcytrin trial or, if Xcytrin is ultimately approved for sale, through its production, marketing and commercialization. If our existing capital resources are insufficient to satisfy our capital requirements through testing, regulatory clearance and commercialization of Xcytrin, we would be required to raise additional funds through public or private financings, collaborative relationships (partnerships with other drug manufacturers) or other arrangements to complete commercialization. Our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

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

All of our product candidates are in development, and we cannot be certain that any of our products under development will be commercialized.

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

The completion rate of our clinical trials depends upon, among other factors, the rate of patient enrollment. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or are likely to seek patients with the same diseases that we are studying. We may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us.

Additionally, demands on our clinical staff have been increasing and we expect they will continue to increase due to our monitoring of additional clinical trials. We may fail to effectively oversee and monitor these many simultaneous clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit a new drug application for many reasons, including, as was the case with our first Phase 3 trial of Xcytrin, failure to meet our primary endpoints. Even if we are able to submit a new drug application, the U.S. Food and Drug Administration, or FDA, may refuse to file our application or may not approve our application in a timely manner or at all.

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

We have a history of operating losses and we expect to continue to have losses in the future.

We have incurred significant operating losses since our inception in 1991 and, as of March 31, 2004, had an accumulated deficit of approximately $208.5 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products, and to obtain required regulatory clearances and to successfully manufacture and market our proposed products. Our lead product, Xcytrin, may receive regulatory clearance on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products.

Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business.

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

In addition, we may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. The Fast-Track designation that we have received for our Phase 3 trial of Xcytrin may not actually lead to a faster development, regulatory review, or approval process. We may encounter similar delays in foreign countries. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities and even if obtained, such approvals may not be received on a timely basis, or they may not cover the clinical uses that we specify.

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

Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will harm our business.

Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

  the receipt of regulatory approvals for the indications that we are studying;
  the establishment and demonstration in the medical community of the safety, clinical efficacy and cost-effectiveness of our products and their potential advantages over existing therapeutic products;
  marketing and distribution support;
  the introduction, market penetration and pricing strategies of competing and future products; and
  pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators.

Physicians, patients, payors or the medical community in general may be unwilling to accept, purchase, utilize or recommend any of our products.

We may fail to adequately protect or enforce our intellectual property rights or secure rights to third-party patents.

We face risks and uncertainties related to our intellectual property rights. For example:

  we may be unable to obtain or maintain patent or other intellectual property protection for any products or processes that we may develop;
  third parties may obtain patents covering the manufacture, use or sale of these products, which may prevent us from commercializing any of our products under development globally or in certain regions; and
  any future patents that we may obtain may not prevent other companies from competing with us by designing their products or conducting their activities so as to avoid the coverage of our patents.

A number of third-party patent applications have been published, and some have issued, relating to expanded porphyrin chemistries. It is likely that competitors and other third parties have and will continue to file applications for and receive patents relating to similar or even the same compositions, methods or designs as those of our products. If any third-party patent claims are asserted against our products and are upheld as valid and infringed by our products, we could be prevented from practicing the subject matter claimed in such patents and therefore from developing or commercializing our products, require license(s) or have to redesign our products or processes to avoid infringement. Such licenses may not be available or, if available, may not be on terms acceptable to us. Alternatively, we may be unsuccessful in any attempt to redesign our products or processes to avoid infringement. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial cost to the company and diversion of our efforts.

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

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. Although we take steps to protect our proprietary rights and information, including the use of confidentiality and other agreements with our employees and consultants, and in our academic and commercial relationships, these steps may be inadequate, these agreements may be violated, or there may be no adequate remedy available for a violation. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in unpatented proprietary technology.

Our business is subject to risks associated with international operations and collaborations.

The laws of foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. In countries where we do not have and/or have not applied for patents on our products, we will be unable to prevent others from developing or selling similar products. In addition, in jurisdictions outside the United States where we acquire patent rights, we may be unable to prevent unlicensed parties from selling or importing products or technologies derived elsewhere using our patented technology.

Until we or our licensees obtain the required regulatory approvals for biopharmaceuticals in any specific foreign country, we or our licensees will be unable to sell these products in that country. International regulatory authorities have imposed numerous and varying regulatory requirements and the approval procedures can involve additional testing. Approval by one regulatory authority does not ensure approval by any other regulatory authority.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential drugs, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We rely heavily on third parties for product and clinical development, manufacturing, marketing and distribution of our products.

We currently depend heavily and will depend heavily in the future on third parties for support in product development, clinical development, manufacturing, marketing and distribution of our products. The termination of a significant number of our existing collaborative arrangements, or our inability to enter into other collaborative arrangements could have a material adverse effect on our ability to complete clinical development of our products.

We rely on contract clinical research organizations, or CROs, for various aspects of our clinical development activities including clinical trial monitoring, data collection and data management. As a result, we have had and continue to have less control over the conduct of clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Any failure of such CROs to successfully accomplish clinical trial monitoring, data collection and data management and the other services they provide for us in a timely manner could have a material adverse effect on our ability to complete clinical development of our products. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternate service provider. However, making such changes may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be difficult to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

We lack the resources, capability and experience necessary to manufacture biopharmaceuticals and thus rely heavily upon contract manufacturers.

We have no manufacturing facilities and we currently rely on third parties for manufacturing and storage activities related to all of our products in development. Our manufacturing strategy presents the following risks:

  delays in scale-up to quantities needed for multiple clinical trials, or failure to manufacture such quantities to our specifications, or deliver such quantities on the dates we require, could cause delay or suspension of clinical trials, regulatory submissions and commercialization of our products in development;
  there is no guarantee that the supply of clinical materials can be maintained during the clinical development of our product candidates;
  our current and future manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding regulatory agencies for compliance with strictly enforced Good Manufacturing Practices and similar foreign standards;
  if we need to change to other commercial manufacturing contractors, there is no guarantee that we will be able to locate a suitable replacement contractor. The FDA and comparable foreign regulators must approve material manufactured by these contractors prior to our use. This would require new testing and compliance inspections. The new manufacturers would have to practice substantially equivalent processes for the production of our products; and
  our current manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand.

Any of these factors could delay clinical trials or commercialization of our products under development and entail higher costs.

We lack marketing and sales experience.

We currently have limited marketing, sales and distribution experience. We must develop a sales force with technical expertise. We have no experience in developing, training or managing a sales force. We will incur substantial additional expenses in developing, training and managing such an organization. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or our direct marketing and sales efforts may be unsuccessful. In addition, we compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against those of such other companies. For some market opportunities, we may need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the commercial success of our products. To the extent we enter into co-promotion or other licensing agreements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful.

We may need additional financing and we may have difficulty raising needed capital in the future.

We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We will expend additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of our products. Specifically, we may require additional funds to complete our current Phase 3 trial with Xcytrin for the potential treatment of brain metastases in lung cancer patients.

Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs which would materially and adversely affect our business, financial condition and operations.

We believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs through at least fiscal year 2006. We may, however, choose to raise additional funds before then. Our actual capital requirements will depend on many factors, including:

  continued progress of our research and development programs;
  our ability to establish collaborative arrangements and maintain existing ones;
  progress with preclinical studies and clinical trials;
  the time and costs involved in obtaining regulatory clearance;
  the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
  the amount and timing of capital equipment purchases;
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

If we lose or are unable to hire and retain qualified personnel, then we may not be able to develop our products or processes.

We are highly dependent on qualified scientific and management personnel, and we face intense competition from other companies and research and academic institutions for qualified personnel. If we lose an executive officer, a manager of one of our programs, or a significant number of any of our staff or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes may be adversely affected or prevented.

Our operations may be impaired unless we can successfully manage our growth.

We expect to continue to expand our research and development, product development, sales and marketing and administrative operations. This expansion may place a significant strain on our management, operational and financial resources. To manage growth, we will be required to improve existing, and implement additional, operational and financial systems, procedures and controls and hire, train and manage additional employees. We cannot assure you that (i) our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth, (ii) management will be able to hire, train, retain, motivate and manage required personnel or (iii) management will be able to successfully identify, manage and exploit existing and potential market opportunities. Our failure to manage growth effectively could limit our ability to achieve our research and development and commercialization goals.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Our facilities in California are located near an earthquake fault, and an earthquake or other types of natural disasters or resource shortages could disrupt our operations and adversely affect results.

Important documents and records, such as hard copies of our laboratory books and records for our drug candidates and compounds, are located in our corporate headquarters at a single location in Sunnyvale, California, which is near active earthquake zones. We do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption in the event of a natural disaster, such as an earthquake, drought or flood, or localized extended outages of critical utilities or transportation systems. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control.

Our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. In addition, provisions of the Delaware General Corporation Law also restrict certain business combinations with interested stockholders. These provisions are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, these prohibitions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

Risks Related to Our Industry

We face rapid technological change and intense competition.

The pharmaceutical industry is subject to rapid and substantial technological change. Therapies designed by other companies to treat the conditions that are the focus of our products are currently in clinical trials. Developments by others may render our products under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, sales, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources. In addition, we may experience competition from companies that have acquired or may acquire technology from universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions that compete with our products.

We are engaged in the development of novel therapeutic technologies. As a result, our resources are limited and we may experience technical challenges inherent in such novel technologies.

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

The price of our common stock may be volatile.

The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations unrelated to operating performance. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

  the progress and results of our preclinical testing and clinical trials;
  quarterly fluctuations in our revenues and financial results;
  the development of technological innovations or new therapeutic products by us, our competitors or others;
  changes in governmental regulation;
  developments in patent or other proprietary rights by us, our competitors or others;
  developments and/or announcements by us, our competitors or others;
  litigation;
  public concern as to the safety of products developed by us, our competitors or others;
  departure of key personnel;
  ability to manufacture our products to commercial standards;
  changes in the structure of healthcare payment systems and reimbursement policies;
  our ability to successfully commercialize our products if they are approved;
  comments by securities analysts; and
  general market conditions in our industry.

In addition, if any of the risks described in the section entitled "Factors That May Affect Future Operating Results" actually occur, it could have a dramatic and material adverse impact on the market price of our common stock.

We are subject to uncertainties regarding health care reimbursement and reform.

The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on the use and reimbursement of pharmaceuticals may result in a decrease in the reimbursement levels for oncology drugs. Given this and other recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. One example of proposed reform that could affect our business is the current discussion of drug reimportation into the United States. In 2000, Congress directed the FDA to adopt regulations allowing the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs were sold at a lower price. Although the Secretary of Health and Human Services has refused to implement the directive, in July 2003, the U.S. House of Representatives passed a similar bill that does not require the U.S. Secretary of Health and Human Services to act. The reimportation bills have not yet resulted in any new laws or regulations; however, these and other initiatives could decrease the price we or any potential collaborators receive for our products, adversely affecting our profitability. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on our business, financial condition and results of operations.

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

Our business exposes us to product liability claims.

The testing, manufacture, marketing and sale of our products involve an inherent risk that product liability claims will be asserted against us. We face the risk that the use of our products in human clinical trials will result in adverse effects. If we complete clinical testing for our products and receive regulatory approval to market our products, we will mark our products with warnings that identify the known potential adverse effects and the patients who should not receive our product. We cannot ensure that physicians and patients will comply with these warnings. In addition, unexpected adverse effects may occur even with use of our products that receive approval for commercial sale. Although we are insured against such risks in connection with clinical trials and commercial sales of our products, our present product liability insurance may be inadequate. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our pharmaceutical products. A product liability claim or recall would have a material adverse effect on our reputation, business, financial condition and results of operations.

Our business involves environmental risks.

In connection with our research and development activities and our manufacture of materials and products, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of contamination or injury from these materials. In the event of such an occurrence, we could be held liable for any damages that result and any such liability could exceed our resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2004 would have declined by $386,000.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures: As required by rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the third fiscal quarter of 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in internal controls over financial reporting: There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits
	10.1	The Company's 1995 Non-Employee Directors Stock Option Plan
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
	32.1	Section 1350 Certifications of CEO and CFO
b.	Reports on Form 8-K
On January 29, 2004, we filed a Current Report on Form 8-K, under Item 12, announcing our financial results for the fiscal quarter ended December 31, 2003.

.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACYCLICS, INC.
(Registrant)

Dated: April 30, 2004	By:	/s/ RICHARD A. MILLER, M.D.
Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: April 30, 2004	By:	/s/ LEIV LEA
Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer

EXHIBITS INDEX
Exhibit Number	Description
10.1	The Company's 1995 Non-Employee Directors Stock Option Plan PDF
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO PDF
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO PDF
32.1	Section 1350 Certifications of CEO and CFO PDF
PDF    Also provided in PDF as a courtesy.