Form 10-K
period 2004-06-30
PHARMACYCLICS INC
filed 2004-08-30
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004

OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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
(Title of Class)

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934). Yes     No

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of December 31, 2003, was approximately $120,841,000 based on the closing price of the Common Stock of the Registrant as reported on the Nasdaq Stock Market on such date. The number of outstanding shares of the Registrant's Common Stock as of July 31, 2004 was 19,647,917.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following document are incorporated by reference into Part III of this Form 10-K: the Definitive Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission.

PHARMACYCLICS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2004

TABLE OF CONTENTS
PART	I		Page
Item	1.	Business	#
Item	2.	Properties	#
Item	3.	Legal Proceedings	#
Item	4.	Submission of Matters to a Vote of Security Holders	#
PART	II
Item	5.	Market for Registrant's Common Equity and Related Stockholder Matters	#
Item	6.	Selected Financial Data	#
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	#
Item	7A.	Quantitative and Qualitative Disclosures About Market Risks	#
Item	8.	Financial Statements and Supplementary Data	#
Item	9.	Changes in and Disagreements With Auditors on Accounting and Financial Disclosure	#
Item	9A.	Controls and Procedures	#
PART	III
Item	10.	Directors and Executive Officers of the Registrant	#
Item	11.	Executive Compensation	#
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	#
Item	13.	Certain Relationships and Related Transactions	#
Item	14.	Principal Accountant Fees and Services	#
PART	IV
Item	15.	Financial Statement Schedules, Exhibits and Reports on Form 8-K	#
Signatures			#
Exhibits Index			#

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
  statements about the potential results of ongoing or future clinical trials;
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

      We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Also note that we provide a cautionary discussion of risks, uncertainties, assumptions and other factors relevant to our business under the caption Risk Factors and elsewhere in this report. These are risks that we think could cause our actual results to differ materially from expected or historical results.

Item 1. Business

We are a pharmaceutical company developing a patented new class of drugs to treat cancer and atherosclerosis. Our pharmaceutical agents, known as texaphyrins, are synthetic small molecules designed to possess a variety of biological and chemical properties. These ring-shaped molecules have a central core that is capable of bonding with various metal ions. The properties of these molecules may be modified by substitution of different metal ions into the central cavity or by modifying the structure of the texaphyrin ring. This approach enables us to synthesize a number of agents, each possessing unique properties. By making slight alterations of the chemical structure, we can produce an agent intended to perform a particular biologic function. Two lead product candidates have been produced and are being evaluated in clinical trials:

  Xcytrin® (motexafin gadolinium) Injection, is now in a pivotal randomized Phase 3 trial. It is an anti-cancer agent designed to selectively target cancer cells and, by disrupting cell metabolism, induce cell death through a cellular process known as apoptosis. Xcytrin has the potential to be used for treating many types of cancer. Several Phase 1 and Phase 2 clinical trials also are in progress evaluating Xcytrin as a stand alone agent, and in combination with chemotherapy, radiation therapy or biologic therapy with monoclonal antibodies. One of Xcytrin's chemical features allows it to be visualized in the body using standard magnetic resonance imaging (MRI) procedures. Using MRI, we have established that Xcytrin localizes selectively in cancers. We own the worldwide rights to Xcytrin.
  Antrin® (motexafin lutetium) Injection, has completed Phase 1 clinical trials for the treatment of atherosclerosis involving the coronary arteries of the heart. Antrin targets the inflammatory cell component of a form of atherosclerosis known as vulnerable plaque, the leading cause of heart attacks. Using interventional cardiology procedures, Antrin is selectively activated at the diseased arterial site by light energy delivered into the blood vessel through an optical fiber. We own the worldwide rights to Antrin.

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

Most existing therapies of cancer tend to indiscriminately destroy both healthy and diseased cells and may cause serious side effects. As a result, substantial cancer research has been directed toward developing novel treatments that are more selective for the cancer and less toxic to normal tissues. These approaches seek to identify drugs, radiation therapy procedures or biologicals that are capable of targeted destruction of the tumor with fewer side effects than existing treatments. Ideal agents would be those that are easy to deliver to the patient and capable of being used in combination with other cancer therapies to enhance efficacy without increasing toxicity to normal tissues. In addition to therapies intended to potentially cure patients, much of cancer therapy is utilized for palliation; it is given for reducing the pain and suffering from cancer. The following is a description of the market for current therapies used in the treatment of cancer:

  Surgery. Surgical removal of tumors is attempted whenever the tumor appears to be localized in a single, accessible site. Although potentially curative for localized cancers, many patients have disease that is inaccessible to complete surgical removal or has spread from the primary site. Spread of cancer from the primary site, known as metastasis, usually requires some form of systemic therapy with agents that distribute to all parts of the body.
  Radiation Therapy. Approximately 3,000 physicians specializing in radiation oncology administer radiation therapy to more than 700,000 patients annually in the United States. Radiation therapy is a localized treatment that may cure patients with tumors that are limited in size and have not spread from the primary site. Radiation therapy is frequently used to ameliorate the symptoms or signs of disease. This approach is not curative and is done to palliate or lessen patient suffering caused by tumor growth at a particular anatomic site. Radiation is usually applied to the tumor site several times per week over a period of two to six weeks. Radiation therapy often has toxic effects on healthy tissue surrounding the tumor because the radiation cannot be adequately targeted. An estimated 50% of newly diagnosed cancer patients, including those with cancers of the lung, breast, prostate, or head and neck region, will receive radiation therapy as part of their initial treatment. In addition, more than 150,000 patients with persistent or recurrent cancer also will receive radiation therapy. A growing trend in radiation oncology is to deliver the radiation concomitantly with chemotherapy drugs in order to improve clinical outcomes.
  Chemotherapy. More than 350,000 patients each year in the United States receive chemotherapy for treatment of many types of cancer. The serious or life-threatening side effects of chemotherapy agents, many of which are due to lack of selectivity, limit the effectiveness of this treatment. Chemotherapy drugs tend to distribute themselves throughout the body in normal tissues as well as in the tumor. Because of their toxicity to normal tissues, chemotherapy drugs can be administered only in small dosages and accordingly, the therapeutic benefits may be limited. Cancer cells also can become resistant to chemotherapy drugs, stimulating great interest in the identification of new agents with unique mechanisms of action.
  Targeted Therapy. Recently, monoclonal antibodies and drugs targeting specific molecular defects in cancer cells have been approved for the treatment of some cancers. Although more selective for certain cancers, and usually safer than radiation and chemotherapy, these treatments are, so far, limited to only a few diseases such as cancers of the lymphoid system and certain leukemias.

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

Coronary Artery Disease

Coronary artery disease is most often the result of a condition known as atherosclerosis. Atherosclerosis is a disease in which cholesterol, other fatty materials and inflammatory cells are deposited in the wall of blood vessels, forming a build-up known as plaque. There are two types of plaque, hard (or calcified) and soft (or vulnerable). The build up of hard plaque causes a narrowing of the interior of blood vessels, reducing blood flow, which can lead to a heart attack. However, recent evidence has established that over 80% of heart attacks are caused not by hard plaque, but by vulnerable plaque. Vulnerable plaque results from the accumulation in the blood vessel wall of inflammatory cells covered by a fibrous cap. The vulnerable plaque can rupture, which can lead to the formation of a blood clot in the vessel and subsequently to a heart attack. Vulnerable plaque is frequently present at multiple locations within the vessel wall.

Current treatments of hard plaque include coronary artery by-pass surgery and other techniques which are aimed at removing or relieving the accumulation of hard plaque. Balloon angioplasty is a procedure using catheter devices inserted inside the vessels to mechanically compress or remove the obstruction. More than 600,000 patients per year in the United States undergo these procedures for treatment of atherosclerosis in the coronary arteries. These procedures require the use of anti-clotting drugs and, frequently, the use of devices known as stents inserted inside the vessels to reduce the incidence of reclosure, which results from traumatic damage to the vessel wall. Generally, these techniques have been limited to treating only focal areas or short sections of the diseased vessel. Vulnerable plaque remains an unmet medical need as balloon angioplasty and stents do not adequately address this condition.

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
  Build oncology development capability and partner product opportunities when adequate value in these products has been established. We intend to establish strategic alliances for the development and commercialization of potential products that are outside the oncology area.

Status of Products Under Development

The table below summarizes our product candidates and their stage of development:
Product Candidate	Disease Indication	Development Status (1)
CANCER THERAPY
XCYTRIN	Brain metastases from lung cancer (with radiation)	Phase 3 - enrolling (2)
	Primary brain tumor (with radiation)	Phase 2 - complete
	Lymphoma (single agent)	Phase 2 - enrolling
	Chronic lymphocytic leukemia (CLL) (single agent)	Phase 2 - enrolling
	Kidney cancer (single agent)	Phase 2 - enrolling
	Myeloma (single agent)	Phase 2 - enrolling
	Advanced cancers (with Taxotere®)	Phase 1 - enrolling (two trials)
	Head and neck cancer (with radiation and chemotherapy)	Phase 1 - enrolling
	Primary brain tumor (with Temodar®)	Phase 1 - enrolling
	Lung cancer (with cisplatin and Taxotere)	Phase 1 - enrolling
	Childhood gliomas(3)	Phase 1 - enrollment complete
ATHEROSCLEROSIS THERAPY
ANTRIN Phototherapy	Coronary artery disease	Phase 1 - complete
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
  Study conducted by the National Cancer Institute.

Cancer Therapy with Xcytrin

Cancer cells have derangements of their metabolism, which distinguishes tumors from normal tissues. Many existing chemotherapy drugs are intended to exploit the metabolic abnormalities of cancer cells, which is the basis for the mode of action of many of these drugs. Xcytrin's selective uptake in tumor cells occurs within minutes of administration and persists for hours, effectively concentrating the drug's effect in the tumor. The targeting of tumors is based on Xcytrin's novel mechanism of action. It reacts directly with various substances and growth factors, which are more abundant in cancer cells than in normal cells. These reactions inhibit the function of growth factors and deplete various metabolites producing by-products, which weaken, or in some cases, kill the cancer cells. In laboratory studies, cancer cells incubated with Xcytrin undergo either growth arrest or apoptosis, a programmed sequence of events leading to cell death. The sensitivity of cancer cells to Xcytrin varies, depending on the type of cancer. Also in laboratory studies, Xcytrin enhances the activity of several commonly used chemotherapy agents and radiation. In published preclinical studies, animals receiving Xcytrin in combination with radiation therapy or chemotherapy had greater tumor response rates as compared to the control groups receiving equivalent doses of either radiation therapy or chemotherapy alone. Preclinical studies further suggest that Xcytrin increases the effect of radiation therapy at the tumor site, with no increased damage to surrounding healthy tissues. An additional feature of Xcytrin is that it is detectable by magnetic resonance imaging scanning (MRI), providing a method for monitoring its distribution in patients and for determining the precise size and location of tumors.

For our first product candidate, we intend to seek U.S. Food and Drug Administration (FDA) approval of Xcytrin for treatment of patients receiving whole brain radiation therapy for non-small cell lung cancer that has spread to the brain. Patients with this problem, known as brain metastases, develop devastating neurologic complications, including severe headache, seizures, paralysis, blindness and impaired ability to think. Radiation therapy for treatment of this problem is performed on approximately 90,000 patients per year in the United States and is intended to prevent, delay, or reduce these complications. We believe that Xcytrin could eventually be used in many other tumor types and clinical situations requiring radiation therapy and chemotherapy.

Clinical Status. We have completed a Phase 1 clinical trial of Xcytrin in 38 adult patients with advanced cancer who received radiation therapy. This trial was designed to determine the toxicity of a single dose of the drug. Reversible kidney toxicity was found at the highest doses of drug tested. Accumulation of Xcytrin in lung cancer, breast cancer and other tumors was confirmed using magnetic resonance imaging. The results of this study were published in the journal Clinical Cancer Research in 1999.

We also have completed an international multicenter Phase 1b/2 clinical trial in 61 patients to evaluate the safety and efficacy of Xcytrin in cancer patients receiving radiation therapy for treatment of tumors which had spread to the brain. Ten once-daily treatments of Xcytrin and whole brain radiation therapy were well tolerated. The maximally tolerated dose of Xcytrin was 6.3 mg/kg. Dose limiting toxicity was found to be reversible elevation of liver function tests. The most common side effects were transient skin discoloration. Other adverse events occurring in at least ten percent of patients included nausea, vomiting, rash, headache and weakness. Xcytrin's tumor selectivity was established by MRI. The radiologic tumor response rate was 72% in the Phase 2 portion of the study. These results were published in 2001 in the Journal of Clinical Oncology. Although there was no control group in the study, the results suggested that Xcytrin increased tumor control in the brain beyond that expected with radiation alone.

Based on the results of our Phase 1b/2 trial, we conducted a randomized, controlled Phase 3 trial with Xcytrin for the treatment of patients with brain metastases who were undergoing whole brain radiation therapy. The study was conducted at more than 50 leading cancer centers in the United States, Canada and Europe and enrolled 401 patients: 251 with lung cancer, 75 with breast cancer and 75 with other tumor types. The results of this study were published in July 2003 in the Journal of Clinical Oncology.

This study was designed to compare the safety and efficacy of standard whole brain radiation therapy (WBRT) to standard WBRT plus Xcytrin. The study had co- primary efficacy endpoints of survival and time to neurologic progression. Time to neurologic progression is a clinical benefit endpoint of special importance in patients with brain metastases since the majority of patients with brain metastases experience neurologic decline despite the use of WBRT. Physicians administer WBRT to patients with brain metastases primarily to prolong the time before the neurologic progression occurs. An independent Events Review Committee (ERC), blinded to the treatment assignment, determined neurologic progression based on prespecified criteria. The trial design also included evaluation of neurologic progression determined by standardized investigator assessments.

The trial did not meet its primary endpoints for the entire patient population. However, there was a significant improvement in time to neurologic progression in the pre-specified stratum of lung cancer patients receiving Xcytrin. Over 60% of the patients on the study had lung cancer, representing the largest sub-group of patients. Results from both the ERC and the investigators' assessments were in agreement that lung cancer patients receiving Xcytrin had a benefit in time to neurologic progression.

By investigator neurologic assessment, treatment with Xcytrin was associated with improved time to neurologic progression in the entire 401 patient population (P=0.018, unadjusted) with the benefit primarily confined to the lung cancer patients. These results were confirmed by the ERC, which also found a benefit in the lung cancer population (P=0.048, unadjusted).

The majority of patients with brain metastases have extensive disease outside the brain and frequently die from causes unrelated to tumor growth in the brain. There was no significant difference in survival in patients who received Xcytrin (median 5.2 months) or who did not receive Xcytrin (median 4.9 months). We believe this lack of survival difference is due to death from tumor progression outside the brain, which would not be expected to be controlled by whole brain radiation therapy. However, lung cancer patients treated with Xcytrin were found to have a reduction in death due to brain tumor progression as assessed by investigators.

In our trial, patients with lung cancer differed substantially from patients with breast and other cancers. Lung cancer patients more often presented with brain metastases concomitantly with their initial primary tumor diagnosis, had brain as the only known site of metastases, had smaller tumor volume and less prior therapy. There are several possible reasons for the observed benefit in time to neurologic progression seen in the lung cancer sub-group. We believe that less extensive extracranial disease, more rapid and reversible development of central nervous system signs and symptoms and less exposure to prior neurotoxic chemotherapies provided a greater opportunity to demonstrate a clinical benefit in this group of patients. Other studies also have shown that lung cancer patients with brain metastases behave differently than patients with brain metastases from other solid tumors and appear to benefit from additional brain directed therapies.

Neurocognitive function was one of the secondary endpoints of our study. Performance on neurocognitive tests is related to the patient's ability to recognize and remember objects or words, make decisions, be aware of their environment, speak words and reason. Consistent with the findings of the ERC and investigator regarding time to neurologic progression, neurocognitive testing revealed a benefit in prolonging time to neurocognitive progression in six tests of memory and executive function for lung cancer patients treated with Xcytrin. These results were published in January 2004 in the Journal of Clinical Oncology.

The administration of Xcytrin was well tolerated with 96% of the intended doses delivered during the trial. Serious drug related adverse events that were noted include hypertension (5.8%), asthenia (2.6%), hyponatremia (2.1%), leukopenia (2.1%), hyperglycemia (1.6%) and vomiting (1.6%).

Based on the clinical activity seen in our Phase 3 trial in patients with brain metastases from lung cancer, we are conducting a pivotal Phase 3 clinical trial to confirm the potential clinical benefits observed in patients with brain metastases from non-small cell lung cancer, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial. We plan to enroll 550 patients with brain metastases from non-small cell lung cancer in this international, randomized controlled trial. We currently plan to complete enrollment in this trial in the fourth calendar quarter of 2004. Patients will be randomized to receive either Xcytrin plus WBRT or WBRT alone. A battery of neurologic and neurocognitive assessments will be made with the goal of establishing that the function of the brain is improved with Xcytrin. Time to neurologic progression, the primary study endpoint, will be determined by a blinded ERC. Secondary endpoints of this trial will include survival, neurocognitive function and time to loss of functional independence.

We requested and received a Special Protocol Assessment (SPA) from the FDA for the SMART trial. Special Protocol Assessment provides for sponsors of clinical trials to receive official FDA evaluation, guidance and agreement on pivotal trials that will form the basis for final approval. FDA's agreement contained in the SPA may not be changed, except in limited circumstances.

The FDA has indicated that our Phase 3 trial's primary endpoint of time to neurologic progression is an endpoint that can provide the basis for approval of the drug. This trial is now open at more than 110 centers in the U.S., Canada, Europe and Australia. In November 2003, we were granted fast track designation by the FDA for the use of Xcytrin for the treatment of brain metastases from lung cancer. This designation will not impact the results of our trial or the overall approvability of Xcytrin with the FDA, but it may assist in expediting the FDA's review of the potential application for the approval of Xcytrin. The FDA has also designated Xcytrin as an orphan drug for the treatment of brain metastases arising from solid tumors.

We have also completed a multicenter Phase 2 trial with Xcytrin and radiation for the treatment of glioblastoma multiforme, a malignant primary brain tumor. In addition to our studies using Xcytrin in combination with radiation, the National Cancer Institute is sponsoring several clinical trials with Xcytrin and radiation for additional cancer types including primary brain tumors, pediatric brain tumors and lung cancer.

Our strategy is to evaluate Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. We have begun Phase 2 clinical trials with Xcytrin used alone in hematologic cancers such as lymphomas and chronic lymphocytic leukemia. We also have begun a Phase 2 clinical trial with Xcytrin used alone for kidney cancer. Phase 1 trials are underway evaluating Xcytrin given in combination with Taxotere® for lung, prostate, ovarian and breast cancer. We also have an ongoing Phase 1 trial with Xcytrin combined with Temodar® for primary brain tumors and an ongoing Phase 1 trial with Xcytrin in combination with cisplatin, 5-fluorouracil and radiation for the treatment of advanced head and neck cancer.

Coronary Artery Disease Therapy

Antrin Phototherapy of Vulnerable Plaque

Preclinical studies conducted by Pharmacyclics and our collaborators have demonstrated that texaphyrins accumulate in vascular plaque caused by atherosclerosis. Preclinical studies have indicated that following intravenous injection of Antrin, light delivered into the blood vessel using an optical fiber resulted in non-mechanical reduction or elimination of the plaque without damage to the lining of the vessel. These studies have shown that Antrin and other texaphyrins accumulate in the inflammatory cells within atherosclerosis and that following phototherapy the number of these cells is reduced. We believe that these results suggest that Antrin Phototherapy has the potential to eliminate or reduce plaque without complications such as thrombosis and reclosure. Additional preclinical studies further suggest that Antrin Phototherapy could be used to treat longer segments of blood vessels, which is not possible with other currently available techniques. Vulnerable plaque is rich in inflammatory cells and prone to rupture causing a sudden blood clot and closure of the vessel. It is now believed that the majority of heart attacks are caused by rupture of vulnerable plaque, which is frequently present in multiple locations throughout the coronary arteries. Removal of inflammatory cells suggests that Antrin may reduce or stabilize vulnerable plaque and that this may be achievable over long segments of the coronary arteries.

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

Research and Development

The majority of our operating expenses to date are related to research and development, or R&D. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D. R&D expenses were $24.4 million in fiscal 2004, $23.9 million in fiscal 2003, and $34.0 million in fiscal 2002. We anticipate that a majority of our operating expenses will continue to be related to R&D in fiscal 2005.

Research and Clinical Development Collaborations

We rely on relationships with third parties to expand certain research, clinical development, process development, manufacturing, and sales and marketing functions. We have used outside collaborations for development of light sources and delivery devices for use in our preclinical studies and clinical trials with Antrin.

National Cancer Institute Collaboration. In April 1997, the Decision Network Committee of the National Cancer Institute's Division of Cancer Treatment, Diagnosis and Centers voted unanimously to sponsor and fund clinical development of Xcytrin for the treatment of cancer. Under this cooperative research and development agreement, Pharmacyclics and the National Cancer Institute jointly select clinical trials which will be conducted at leading medical centers for various types of cancer. The National Cancer Institute is conducting several separate clinical trials for treatment of brain tumors and cancers involving the lung. We believe that these National Cancer Institute- sponsored trials will supplement our own clinical development efforts for Xcytrin. Although third parties will be conducting the trials, we will provide clinical supplies of our drugs and we intend to monitor the progression and results of these trials.

The University of Texas Agreements. We collaborate with and sponsor research and development programs at The University of Texas at Austin, through a group headed by Jonathan Sessler, Ph.D., Professor of Chemistry at The University of Texas at Austin. Such collaborations and programs extend our research capabilities in the field of expanded porphyrin chemistry. We have entered into a license agreement with The University of Texas at Austin that grants us the worldwide, exclusive rights to patents or patent applications that relate to or result from research conducted at The University of Texas at Austin on the use, development and syntheses of expanded porphyrin molecules. This agreement requires us to pay royalties as a percentage of net sales to The University of Texas for products incorporating the licensed technology, including each of our current product candidates. In addition, we and The University of Texas at Austin have entered into sponsored research agreements which expand the products, inventions and discoveries developed by The University of Texas at Austin to which our license rights apply.

Patents and Proprietary Technology

We believe our success depends upon our ability to protect our proprietary technology. We, therefore, aggressively pursue, prosecute, protect and defend patent applications, issued patents, trade secrets, and licensed patent and trade secret rights covering certain aspects of our technology.

Our patents, patent applications, and licensed patent rights cover various compounds, pharmaceutical formulations and methods of use. Pharmacyclics owns or licenses rights to:

  73 issued U.S. patents; and
  16 other pending U.S. patent applications.

These issued U.S. patents expire between the years 2009 and 2022. In addition, Pharmacyclics owns or licenses 140 foreign patents, including 96 patents issued in various European countries, 84 pending non-U.S. patent applications filed under the Patent Cooperation Treaty, with the European Patent Office, and nationally in Canada, Japan, Australia and other countries.

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

Texaphyrin-based Products. We have entered into commercial supply agreements with three manufacturers who each manufacture a separate component related to the complete manufacturing of our Xcytrin drug substance. In fiscal 2001, we took delivery of commercial quantities of Xcytrin drug substance. We have also entered into a commercial supply agreement for the formulation, filling, packaging and labeling of commercial quantities of Xcytrin drug product. We utilize the same contract manufacturer for the formulation, filling, packaging and labeling of clinical supplies of Xcytrin and Antrin.

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

Although the FDA has not yet approved any agents for the treatment of brain metastases, we expect significant competition in this field, as we believe that one or more companies, such as Allos Therapeutics, Inc. and Schering Plough Corporation, are developing and testing products which may compete directly with our Xcytrin product under development. Allos' product was tested in a Phase 3 trial and appeared to improve survival in a subset of patients with brain metastases from breast cancer, although the trial's primary endpoints were not met. Schering Plough is evaluating Temodar, an oral chemotherapy agent, for the treatment of patients with brain metastases from lung cancer. These companies may succeed in developing technologies and products that are more effective than ours or would render our products or technologies obsolete. See "Risk Factors - We face rapid technological change and intense competition."

We also face intense competition in the treatment of atherosclerosis, which currently includes the use of pharmaceutical agents and devices. Various drugs also have been shown to reduce or prevent atherosclerosis. Balloon angioplasty and stents are widely used and generally accepted techniques to reduce the narrowing of vessels by atherosclerosis. Recently, drug eluting stents have been approved for use in preventing re-stenosis following balloon angioplasty. No agents or devices have been approved for treatment of vulnerable plaque.

Government Regulation and Product Approval Process

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our product candidates. Failure to comply with FDA requirements, both before and after product approval, may subject us to administrative or judicial sanctions, including but not limited to, FDA refusal to approve pending applications, warning letters, product recalls, product seizures, or total or partial suspension of production or distribution, fines, injunctions, or civil or criminal penalties. We believe that the FDA will regulate our product candidates as drugs or, with respect to Antrin, as a combination of a drug and a device.

The process required by the FDA before our products may be marketed in the U.S. generally involves the following:

  completion of preclinical laboratory and animal tests;
  submission of an Investigational New Drug (IND) application, which must become effective before clinical trials may begin;
  performance of adequate and well-controlled human clinical trials to establish the safety and efficacy for each intended use;
  submission to the FDA of a New Drug Application (NDA); and
  satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product candidate is made to assess compliance with the FDA's current good manufacturing practice (cGMP) regulations.

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
  Phase 2: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
  Phase 3: When Phase 2 evaluations demonstrate that a dosage range of the product may be effective and has an acceptable safety profile, Phase 3 trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

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

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a New Drug Application, or NDA, for approval of the marketing and commercial shipment of the product. The FDA may not accept the NDA for review if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is accepted for filing, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. In addition, before approving an NDA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the facility is in substantial compliance with cGMP regulations. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

We have utilized the procedure called "Special Protocol Assessment" for Xcytrin. Under this procedure, a sponsor may seek the FDA's agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins, except in limited circumstances. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. While we have received FDA's agreement on a Special Protocol Assessment for the Phase III SMART trial assessing Xcytrin, there can be no assurance that this trial will have a successful outcome.

In November 2003, the FDA also granted "fast track" designation to Xcytrin for the treatment of brain metastases from lung cancer. "Fast track" products are those cancer therapies and other therapies intended to treat severe or life-threatening diseases. Under the fast track program, the sponsor of a new drug may request the FDA to designate a drug for a specific indication as a fast track drug concurrent with or after the IND is filed for the product candidate. Under a fast track designation, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is submitted. Additionally, a fast track drug may qualify for priority review by the FDA. Under FDA priority review policies, a drug is eligible for priority review, or review within a sixth month time frame from the time a complete NDA is accepted for filing, if the product provides a significant improvement compared to marketed products in the treatment, diagnosis, or prevention of a disease. A fast track designated drug would ordinarily meet the FDA's criteria for priority review. We cannot guarantee any of our products will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures, or that FDA will ultimately grant product approval. These FDA policies are intended to facilitate the development, expedite the review, and shorten the total time for marketing approval for cancer therapies and other therapies intended to treat severe or life-threatening diseases.

The FDA has also designated Xcytrin as an orphan drug for the treatment of brain metastases arising from solid tumors. Under the FDA's orphan drug regulations, the FDA may designate a drug candidate as an orphan drug if it is intended for the treatment of a rare disease or condition affecting fewer than 200,000 people in the United States, or if the disease or condition occurs so infrequently that there is no reasonable expectation that the costs of the drug development and marketing will be recovered in future sales of the drug in the United States. An orphan drug designation enables a sponsor to obtain seven (7) years of marketing exclusivity after FDA approval during which time another sponsor may not obtain FDA approval to market the same drug for the same indication, unless the other sponsor demonstrates to FDA that its product is clinically superior to the orphan drug. Orphan drugs are also typically eligible for tax credits for clinical research and are exempt from fees imposed when an application to approve the product for marketing is submitted.

In addition to the drug approval requirements applicable to our Antrin product for phototherapy of atherosclerosis, we may also need to obtain FDA approval for the laser and associated light delivery devices used in such treatments, which are regulated by the FDA as medical devices. The FDA's regulations governing the development, approval and marketing of medical devices are similar to those governing the development, approval and marketing of drug products. To obtain approval of such devices, Pharmacyclics and the manufacturers of such devices may be required to submit additional clinical data obtained from the use of such devices with Antrin, which may further delay or hinder the approval process for Antrin. Manufacturers of such light delivery devices currently are under no obligation to us to file or pursue such applications, and any delay or refusal on their part to do so could have a material adverse effect on us.

Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for any of our products under development on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities is not always conclusive and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business. Marketing our products abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with Good Manufacturing Practice regulations, which impose certain procedural and documentation requirements upon us and our third party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the current Good Manufacturing Practice, or cGMP, regulations and other FDA regulatory requirements.

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

Employees

As of June 30, 2004, we had 117 employees, 3 of whom were part-time. Ninety-three of our employees are engaged in research, development, preclinical and clinical testing, manufacturing, quality assurance and quality control and regulatory affairs and 24 in marketing, finance, administration and operations. Twenty-one of our employees have an M.D. or Ph.D. degree. Our future performance depends in significant part upon the continued service of our key scientific, technical and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

Available Information

We were incorporated in Delaware in 1991 and commenced operations in 1992.

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We maintain a site on the worldwide web at www.pcyc.com; however, information found on our website is not incorporated by reference into this report. We make our SEC filings available free of charge on or through our website, including our annual report on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8- K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this Annual Report on Form 10-K is located at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800- SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

In 2004, we adopted a code of ethics that applies to our officers, directors and employees. We have posted the text of our code of ethics on our website at www.pcyc.com in connection with "Investor" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

RISK FACTORS

You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition.

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

We have incurred significant operating losses since our inception in 1991 and, as of June 30, 2004, had an accumulated deficit of approximately $215.7 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products, and to obtain required regulatory clearances and to successfully manufacture and market our proposed products. Our lead product, Xcytrin, may receive regulatory clearance on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products.

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

Data obtained from clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. Data from our completed initial Phase 3 clinical trial of Xcytrin were not sufficient to obtain regulatory clearance. Any approval of Xcytrin will require at least one additional clinical trial, including the Phase 3 trial we are currently conducting. Conducting additional trials will cause significant delays in approval and consume additional resources and may not be sufficient to obtain regulatory clearance.

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

Manufacturers of drugs also must comply with the applicable FDA Good Manufacturing Practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. We or our present or future suppliers may be unable to comply with the applicable cGMP regulations and other FDA regulatory requirements. Failure of our suppliers to follow current Good Manufacturing Practice or other regulatory requirements may lead to significant delays in the availability of products for commercial or clinical use and could subject us to fines, injunctions and civil penalties. We also may be subject to delays in commercializing our products for Antrin Phototherapy due to delays in approvals of the third-party light sources required for this product.

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

We will need substantial additional financing and we may have difficulty raising needed capital in the future.

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

We believe that our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs through at least fiscal year 2006. We may, however, choose to raise additional funds before then. Our actual capital requirements will depend on many factors, including:

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

We currently depend heavily and will depend heavily in the future on third parties for support in product development, clinical development, manufacturing, marketing and distribution of our products. The termination of a significant number of our existing collaborative arrangements, or our inability to establish and maintain collaborative arrangements could have a material adverse effect on our ability to complete clinical development of our products.

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

We lack the resources, capability and experience necessary to manufacture pharmaceuticals and thus rely heavily upon contract manufacturers.

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
  our current and future manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding regulatory agencies for compliance with strictly enforced current Good Manufacturing Practice and similar foreign standards;
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

Until we or our licensees obtain the required regulatory approvals for pharmaceuticals in any specific foreign country, we or our licensees will be unable to sell these products in that country. International regulatory authorities have imposed numerous and varying regulatory requirements and the approval procedures can involve additional testing. Approval by one regulatory authority does not ensure approval by any other regulatory authority.

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

Our facility in California is located near an earthquake fault, and an earthquake or other types of natural disasters or resource shortages could disrupt our operations and adversely affect results.

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
  quarterly fluctuations in our financial results;
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

In addition, if any of the risks described in the section entitled "Risk Factors" actually occur, there could be a dramatic and material adverse impact on the market price of our common stock.

We are subject to uncertainties regarding healthcare reimbursement and reform.

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

Executive Officers and Directors

Executive officers and directors of the company, and their ages as of August 31, 2004, are as follows:

Name	Age	Position
Richard A. Miller, M.D.	53	President, Chief Executive Officer and Director
Timothy G. Whitten	47	Senior Vice President, Commercial Operations & Development
Leiv Lea	50	Vice President, Finance and Administration and Chief Financial Officer and Secretary
Hugo Madden, Ph.D.	55	Vice President, Chemical Operations
See-Chun Phan, M.D.	40	Vice President, Clinical Research
Markus F. Renschler, M.D.	43	Vice President, Oncology Clinical Development
Miles R. Gilburne (2)(3)	53	Director
Loretta M. Itri, M.D. (2)(3)	55	Director
Richard M. Levy, Ph.D. (1)(3)	66	Director
William R. Rohn (1)(3)	61	Director
Craig C. Taylor (2)(3)	54	Director

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

Mr. Whitten has served as Senior Vice President, Commercial Operations and Development since October 2002. Prior to that, Mr. Whitten served as Senior Vice President, Commercial Operations from September 2001 to October 2002. From 1985 through 2001, Mr. Whitten served in a variety of positions at Bristol-Myers Squibb, most recently as: Vice President, Global Marketing, Oncology, from February 2000 to September 2001; Vice President Global Marketing, Oncology and Immunology from February 1999 to February 2000; Vice President, Pravastatin Initiative, from November 1997 to February 1999; Vice President, Marketing, Oncology and Immunology for the U.S. Business Unit, from April 1996 to October 1997. Mr. Whitten received his B.S. in Pharmacy from West Virginia University and an M.B.A. from the University of Virginia.

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

Mr. Gilburne was elected as a Director of the company in March 2000. Mr. Gilburne has been a managing member of ZG Ventures, a venture capital and investment company since 2000. From February 1995 through December 1999, he was Senior Vice President, Corporate Development for America Online, Inc., an internet services company. He is currently also a member of the board of directors of Time Warner Inc. and SRA International, Inc. Prior to joining America Online, Mr. Gilburne was a founding partner of the Silicon Valley office of the law firm of Weil, Gotshal and Manges and a founding partner of the Cole Gilburne Fund, an early stage venture capital fund focused on information technology. Mr. Gilburne received an A.B. degree from Princeton University and a law degree from the Harvard Law School.

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

Mr. Rohn was elected as a Director of the company in March 2000. He has served as the Chief Operating Officer of Biogen Idec Inc., a biopharmaceutical company, since the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in November 2003. He served as the President and Chief Operating Officer of IDEC Pharmaceuticals Corporation from January 2002 to November 2003. He joined IDEC in August 1993 as Senior Vice President, Commercial and Corporate Development and was appointed Senior Vice President, Commercial Operations in April 1996 and Chief Operating Officer in May 1998. From 1984 to 1993, he was employed by Adria Laboratories, most recently as Senior Vice President of Sales and Marketing. Mr. Rohn is currently also a Director of Cerus Corporation. Mr. Rohn received a B.A. in Marketing from Michigan State University.

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

Item 2. Properties

Our corporate offices are located in Sunnyvale, California, where we lease approximately 65,000 square feet under a lease that expires in December 2007. Our facility includes administrative and research and development space. The lease is a non-cancelable operating lease. We believe that our existing facility is adequate to meet our current and foreseeable needs or that suitable additional space will be available as needed.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock began trading publicly on the Nasdaq Stock Market on October 24, 1995 and is traded under the symbol "PCYC." Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock.

	HIGH	LOW
FISCAL YEAR ENDED JUNE 30, 2003 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 4.72 3.65 4.12 5.70	$ 2.77 2.35 2.98 3.07
FISCAL YEAR ENDED JUNE 30, 2004 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 5.59 9.28 14.60 15.20	$ 4.35 4.85 7.03 9.28

As of June 30, 2004, there were 145 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the company's equity compensation plans in effect as of June 30, 2004.

Equity Compensation Plan Information

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
Plan Category                              (a)                   (b)                   (c)
---------------------------------- --------------------  ------------------- -----------------------
Equity compensation plans
  approved by security holders (1)           4,232,954  $             16.78                 966,887

Equity compensation plans not
  approved by security holders....                  --                   --                      --
                                   --------------------  ------------------- -----------------------
Total                                        4,232,954  $             16.78                 966,887
                                   ====================  =================== =======================

(1) Includes our 1992 Stock Option Plan, 1995 Stock Option Plan, 1995 Non-employee Directors Stock Option Plan, and Employee Stock Purchase Plan.

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes included elsewhere herein.

                                                                                                   Period
                                                                                                    from
                                                                                                  Inception
                                                                                                  (April 1991)
                                                          Year Ended June 30,                      through
                                           -----------------------------------------------------  June 30,
                                             2004       2003       2002       2001       2000       2004
                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                      (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License and milestone revenues ........ $      --  $      --  $      --  $      --  $   1,000  $   7,855
  Contract revenues .....................        --         --         --      3,121        604      5,847
                                           ---------  ---------  ---------  ---------  ---------  ---------
      Total revenues ....................        --         --         --      3,121      1,604     13,702
                                           ---------  ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development ..............    24,447     23,912     33,981     37,974     28,590    221,926
  General and administrative ............     5,843      6,167      7,791      6,548      4,409     41,582
                                           ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses ..........    30,290     30,079     41,772     44,522     32,999    263,508
                                           ---------  ---------  ---------  ---------  ---------  ---------
Loss from operations ....................   (30,290)   (30,079)   (41,772)   (41,401)   (31,395)  (249,806)
Interest income .........................     1,132      1,809      5,152     10,604      7,778     35,640
Interest expense and other
   income (expense), net ................        (7)       (28)        45       (128)       (13)    (1,564)
                                           ---------  ---------  ---------  ---------  ---------  ---------
Net loss................................. $ (29,165) $ (28,298) $ (36,575) $ (30,925) $ (23,630) $(215,730)
                                           =========  =========  =========  =========  =========  =========
Basic and diluted net
   loss per share(1)..................... $   (1.71) $   (1.75) $   (2.27) $   (1.92) $   (1.60)
                                           =========  =========  =========  =========  =========
Shares used to compute basic and
  diluted net loss per share(1) .........    17,064     16,205     16,143     16,075     14,723
                                           =========  =========  =========  =========  =========

                                                                 June 30,
                                           -----------------------------------------------------
                                             2004       2003       2002       2001       2000
                                           ---------  ---------  ---------  ---------  ---------
                                                                (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities ............................ $ 101,418  $  87,735  $ 114,918  $ 152,782  $ 178,247
Total assets ............................   104,667     91,853    121,012    160,973    185,123
Capital lease obligations ...............        --         --         --         --         59
Deficit accumulated during
  development stage .....................  (215,730)  (186,565)  (158,267)  (121,692)   (90,767)
Total stockholders' equity ..............   100,288     89,410    117,608    154,355    181,414

__________

(1) See Note 1 to the financial statements for a description of the computation of basic and diluted net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains predictions, estimates, assumptions and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of the risks, uncertainties and other factors described herein and elsewhere in this report, including those discussed in "Risk Factors."

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer and atherosclerosis. To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not expect to generate any product revenues until we receive the necessary regulatory and marketing approvals and launch one of our products, if at all. We have two primary drug products, or research and development programs, for which we are currently focusing our efforts: Xcytrin and Antrin.

We have incurred significant operating losses since our inception in 1991, and as of June 30, 2004, had an accumulated deficit of approximately $215.7 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

Xcytrin, our lead product candidate, is an anti-cancer agent being evaluated in various clinical situations. We are enrolling patients in a pivotal randomized Phase 3 trial of Xcytrin for the potential treatment of lung cancer patients with brain metastases. This randomized controlled study, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, will enroll about 550 patients; and we plan to complete enrollment in this trial in the fourth quarter of calendar 2004. The trial will compare the effects of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin in lung cancer patients with brain metastases. The primary efficacy endpoint will be time to neurologic progression as determined by a blinded events review committee. Survival and neurocognitive function will also be assessed as secondary endpoints of the trial. We requested and received a Special Protocol Assessment from the FDA for the SMART trial. Special Protocol Assessment provides for sponsors of clinical trials to receive official FDA evaluation, guidance and agreement on pivotal trials that will form the basis for final approval.

Our strategy is to evaluate Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. We have completed a multicenter Phase 2 trial with Xcytrin and radiation for the treatment of glioblastoma multiforme, a malignant primary brain tumor. We have also begun Phase 2 clinical trials with Xcytrin used alone in hematologic cancers such as lymphomas and chronic lymphocytic leukemia and a Phase 2 clinical trial with Xcytrin used alone for kidney cancer. Phase 1 trials are underway evaluating Xcytrin given in combination with Taxotere® for lung, prostate, ovarian and breast cancer. We also have an ongoing Phase 1 trial with Xcytrin combined with Temodar® for primary brain tumors and an ongoing Phase 1 trial with Xcytrin in combination with cisplatin, 5-fluorouracil and radiation for the treatment of advanced head and neck cancer.

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

We are subject to risks common to pharmaceutical companies developing products, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, uncertainty of market acceptance of our products, history of and expectation of future operating losses, reliance on collaborative partners, enforcement of patent and proprietary rights, and the need for future capital. In order for a product to be commercialized, we must conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

Critical Accounting Policies and the Use of Estimates

We believe the following critical accounting policies presently involve our more significant judgments, assumptions and estimates used in the preparation of our financial statements and accompanying notes.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, title has transferred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. License and milestone fees are recognized as revenue when earned over the period of the arrangement, as evidenced by achievement of the specified milestones and the absence of any on-going obligation. License, milestone, contract and grant revenues are not subject to repayment. Any amounts received in advance of performance are recorded as deferred revenue.

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2004, these investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients, the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Recent Accounting Pronouncements

At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, "The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments." The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than- temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and equity Securities," and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluation in reporting periods beginning after June 15, 2004. The adoption of the disclosure requirements has to date not had a material impact on our business, financial position, cash flows or result of operations.

Results of Operations

Comparison of Years Ended June 30, 2004, 2003 and 2002

Revenues. We had no revenues for the years ended June 30, 2004, 2003 and 2002.

Research and Development Expenses. Research and development expenses were $24,447,000, $23,912,000 and $33,981,000 for the years ended June 30, 2004, 2003 and 2002, respectively. The $535,000 increase from 2003 to 2004 was primarily due to an increase in third party clinical trial costs ($2,953,000) offset by reduced personnel costs related to lower average headcount ($1,329,000) and reduced facility costs ($1,307,000). The $10,069,000 decrease from 2002 to 2003 was primarily due to a reduction in headcount ($4,352,000), lower clinical trial expenses related to our Xcytrin program ($486,000) and continued reduced spending on our Antrin program ($2,727,000).

Research and development costs are identified as either directly attributed to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist of personnel costs directly associated with a program, preclinical study costs, clinical trial costs, and related clinical drug and device development and manufacturing costs, drug formulation costs, contract services and other research expenditures. Indirect costs consist of personnel costs not directly associated with a program, overhead and facility costs and other support service expenses. Prior to 1999, we did not track our historical research and development costs by specific program and for this reason we cannot accurately estimate our total historical costs on a specific program basis. Direct costs by program and indirect costs are as follows:

                                                                                    Related R&D Expenses
                                                                                    Years ended June 30,
                                                                                    -----------
                                                                         Estimated
                                                      Phase of           Completion
Product             Description                      Development          of Phase     2004         2003         2002
------- ------------------------------------ --------------------------- ---------- -----------  -----------  -----------
XCYTRIN Cancer                                 Several Phase 1 trials    Unknown   $14,603,000  $10,770,000  $16,026,000
                                               Several Phase 2 trials    Unknown
                                                       Phase 3           Fiscal 2006

ANTRIN  Coronary artery disease                        Phase 1           Completed     653,000    1,241,000    3,968,000

OTHER                                                                                  123,000      261,000      730,000
                                                                                    -----------  -----------  -----------
        Total direct costs..................                                        15,379,000   12,272,000   20,724,000
        Indirect costs......................                                         9,068,000   11,640,000   13,257,000
                                                                                    -----------  -----------  -----------
        Total research and
           development costs................                                       $24,447,000  $23,912,000  $33,981,000
                                                                                    ===========  ===========  ===========

Research and development expenses increased $535,000, or 2%, for the year ended June 30, 2004 compared to the year ended June 30, 2003, and were comprised of the following:

  Xcytrin program costs increased $3,833,000, or 36%, primarily due to:
    an increase in third party clinical trial costs of $2,884,000 as the company continued to increase enrollment in its Phase 3 SMART trial and initiated several other Phase 1 and Phase 2 trials.
    an increase in employee costs of $635,000 as the company allocated more employee resources to support the clinical trials.
    an increase in drug costs of $217,000 to support the company's on-going and new clinical trials.
  Antrin program costs decreased $588,000, or 47%. In 2004 the company continued to reduce spending on its Antrin program and allocated these resources to the Xcytrin program. This resulted in a decrease in employee costs ($662,000) partially offset by slightly higher pre-clinical study costs ($81,000).
  Indirect costs decreased $2,572,000, or 22% primarily due to:
    a decrease in facility costs ($1,307,000) due to the decrease in building space leased and the decrease in depreciation due to a smaller asset base.
    a decrease in employee costs ($1,198,000) as the company focused its resources on supporting the Xcytrin clinical trials.

The decrease of $10,069,000 or 30% in research and development expenses for the year ended June 30, 2003, compared to the year ended June 30, 2002, was primarily due to:

  XCYTRIN
    a decrease in employee costs of $2,446,000 as we reduced headcount in the second half of the year.
    a decrease in drug manufacturing costs of $1,728,000 due to adequate drug supplies.
    a decrease in consulting expenses of $939,000.
  ANTRIN
    a decrease in clinical trial costs of $1,374,000 as we completed clinical trials.
    a decrease in employee and travel costs of $860,000 and consulting costs of $221,000 as we reduced our Antrin development activities.
  OTHER
    a decrease of $469,000 as we decreased work on our photodynamic cancer therapy product.
  Indirect Costs
    a decrease in employee costs of $789,000 due to a reduction in headcount.
    a decrease in facility costs of $494,000 as the company renegotiated one of its building leases to reduce the amount of leased space and the cost to lease the remaining space.

We expect slightly higher research and development costs in fiscal 2005 as compared to fiscal 2004. The higher costs will be primarily due to higher costs from our Phase 3 SMART Trial and due to additional Phase 1 and Phase 2 trials for our Xcytrin product.

General and Administrative Expenses. General and administrative expenses for the years ended June 30, 2004, 2003 and 2002 were $5,843,000, $6,167,000 and $7,791,000, respectively. The $324,000 decrease in fiscal 2004 compared to fiscal 2003 was primarily due to lower facility costs ($327,000) as a result of the decrease in building space leased and the decrease in depreciation due to a smaller asset base.

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

We expect fiscal 2005 general and administrative spending to remain consistent with fiscal 2004 levels.

Interest and Other, Net. Interest and other, net, was $1,125,000, $1,781,000 and $5,197,000 for the years ended June 30, 2004, 2003 and 2002, respectively. The decreases in each of the past two fiscal years were primarily due to lower interest rates being earned on reduced balances of cash, cash equivalents and marketable securities. Our cash equivalents and marketable securities consist primarily of fixed rate instruments.

Income Taxes. At June 30, 2004, we had net operating loss carryforwards of approximately $215.4 million for federal income tax reporting purposes and tax credit carryforwards of approximately $8.0 million for federal reporting purposes. These amounts expire at various times through 2024. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and tax credit carryforwards that can be carried forward may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. Such an annual limitation may result in the expiration of net operating losses before utilization. A full valuation allowance has been established for the company's deferred tax assets since realization of such assets through the generation of future taxable income is uncertain. See Note 5 of "Notes to Financial Statements."

Liquidity and Capital Resources

Our principal sources of working capital since inception have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income. Since inception, we have used approximately $199,093,000 of cash for operating activities and approximately $10,812,000 of cash for the purchase of laboratory and office equipment and payments under capital lease agreements.

As of June 30, 2004, we had approximately $101,418,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities was $25,895,000, $27,144,000 and $36,324,000 for the years ended June 30, 2004, 2003 and 2002, respectively, and resulted primarily from operating losses adjusted for non-cash expenses and changes in accounts payable, accrued liabilities, prepaid expenses and other assets.

Net cash used by investing activities of $22,463,000 and $11,915,000 in the years ended June 30, 2004 and 2003, respectively, consisted primarily of purchases of marketable securities partially offset by proceeds from maturities and sales of marketable securities. Net cash provided by investing activities of $73,590,000 for the year ended June 30, 2002 consisted primarily of proceeds of maturities and sales of marketable securities, net of purchases of marketable securities, partially offset by purchases of property and equipment.

Net cash provided by financing activities of $40,419,000, $106,000 and $667,000 in the years ended June 30, 2004, 2003 and 2002, respectively, consisted primarily of proceeds from the sale of common stock, the exercise of stock options and the sale of stock under the company's employee stock purchase plan.

In February 2004, the company filed a registration statement on Form S-3 to offer and sell, from time to time, equity, debt securities and warrants in one or more offerings up to a total dollar amount of $100 million. In April 2004, the company sold 3,200,000 shares of common stock at a price of $13.00 per share in an underwritten public offering pursuant to this registration statement. The company received approximately $39,350,000 in net proceeds from the issuance of the 3,200,000 shares. We may seek to raise funds through additional public offerings in the future but cannot guarantee that such efforts will be successful.

The company leases its facilities under non-cancelable operating leases that expire in fiscal 2008. Future minimum lease payments under non-cancelable operating leases as of June 30, 2004 are as follows:

                                        Operating
                                          Lease
                                       Commitments
                                       -----------

Fiscal 2005.......................... $ 1,162,000
Fiscal 2006..........................   1,201,000
Fiscal 2007..........................   1,220,000
Fiscal 2008..........................     610,000
                                       -----------
  Total minimum lease payments  ..... $ 4,193,000
                                       ===========

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs through at least fiscal year 2006. We expect the increases in research and development expenses as a result of on-going and future clinical trials to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. We expect to finance our future cash needs through public or private financings, collaborative relationships (partnerships with other drug manufacturers) or other arrangements to complete commercialization. Our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, we cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors - We may need additional financing and we may have difficulty raising capital in the future."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2004 would have potentially declined by $625,000.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	#
Balance Sheets	#
Statements of Operations	#
Statements of Cash Flows	#
Statements of Stockholders' Equity (Deficit)	#
Notes to Financial Statements	#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Pharmacyclics, Inc.;

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of stockholders' equity (deficit) present fairly, in all material respects, the financial position of Pharmacyclics, Inc. (a development stage enterprise) at June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, and, cumulatively, for the period from inception (April 1991) through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

August 24, 2004

PHARMACYCLICS, INC.
(a development stage enterprise)
BALANCE SHEETS
(in thousands, except share and per share amounts)

                                                                   June 30,
                                                              --------------------
                                                                2004       2003
                                                              ---------  ---------
                           ASSETS
Current assets:
  Cash and cash equivalents ................................ $  42,432  $  50,371
  Marketable securities ....................................    58,986     37,364
  Prepaid expenses and other current assets ................     1,429      1,339
                                                              ---------  ---------
          Total current assets .............................   102,847     89,074
Property and equipment, net ................................     1,293      2,206
Other assets ...............................................       527        573
                                                              ---------  ---------
                                                             $ 104,667  $  91,853
                                                              =========  =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................... $   3,166  $   1,445
  Accrued liabilities ......................................     1,128        963
                                                              ---------  ---------
          Total current liabilities ........................     4,294      2,408
Deferred rent ..............................................        85         35
                                                              ---------  ---------
          Total liabilities ................................     4,379      2,443
                                                              ---------  ---------
Commitments (Note 2 and 7)
Stockholders' equity:
  Preferred stock, $0.0001 par value; 1,000,000 shares
    authorized at June 30, 2004 and 2003; no shares
    issued and outstanding .................................        --         --
  Common stock, $0.0001 par value; 49,000,000 shares
    authorized at June 30, 2004 and 2003; shares issued
    and outstanding -- 19,647,917 at June 30, 2004
    and 16,230,101 at June 30, 2003 ........................         2          2
  Additional paid-in capital ...............................   316,266    275,829
  Accumulated other comprehensive income (loss) ............      (250)       144
  Deficit accumulated during development stage .............  (215,730)  (186,565)
                                                              ---------  ---------
          Total stockholders' equity .......................   100,288     89,410
                                                              ---------  ---------
                                                             $ 104,667  $  91,853
                                                              =========  =========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

                                                                            Period
                                                                             from
                                                                          Inception
                                                                          (April 1991)
                                               Year Ended June 30,         through
                                         -------------------------------   June 30,
                                           2004       2003       2002        2004
                                         ---------  ---------  ---------  ----------
Revenues:
  License and milestone revenues....... $      --  $      --  $      --  $    7,855
  Contract revenues ...................        --         --         --       5,847
                                         ---------  ---------  ---------  ----------
          Total revenues ..............        --         --         --      13,702
                                         ---------  ---------  ---------  ----------
Operating expenses:
  Research and development ............    24,447     23,912     33,981     221,926
  General and administrative ..........     5,843      6,167      7,791      41,582
                                         ---------  ---------  ---------  ----------
          Total operating expenses ....    30,290     30,079     41,772     263,508
                                         ---------  ---------  ---------  ----------
Loss from  operations .................   (30,290)   (30,079)   (41,772)   (249,806)
Interest income .......................     1,132      1,809      5,152      35,640
Interest expense and other
   income (expense), net ..............        (7)       (28)        45      (1,564)
                                         ---------  ---------  ---------  ----------
Net loss .............................. $ (29,165) $ (28,298) $ (36,575) $ (215,730)
                                         =========  =========  =========  ==========

Basic and diluted net loss per share .. $   (1.71) $   (1.75) $   (2.27)
                                         =========  =========  =========
Shares used to compute basic
and diluted net loss per share ........    17,064     16,205     16,143
                                         =========  =========  =========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                           Period
                                                                                                            from
                                                                                                         Inception
                                                                                                         (April 1991)
                                                                              Year Ended June 30,         through
                                                                        -------------------------------   June 30,
                                                                          2004       2003       2002        2004
                                                                        ---------  ---------  ---------  ----------
Cash flows from operating activities:
  Net loss ........................................................... $ (29,165) $ (28,298) $ (36,575) $ (215,730)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ...................................     1,360      2,076      2,299      12,907
     Stock compensation expense ......................................        18         13         91         868
     Loss (gain) on sale of marketable securities ....................        --         --        (20)         58
     Write-down of fixed assets ......................................        --         --         16         381
     Changes in assets and liabilities:
       Prepaid expenses and other assets .............................       (44)        26      1,079      (1,956)
       Accounts payable ..............................................     1,721       (339)    (2,815)      3,166
       Accrued liabilities ...........................................       165       (423)      (475)      1,128
       Deferred rent .................................................        50       (199)        76          85
                                                                        ---------  ---------  ---------  ----------
          Net cash used in operating activities ......................   (25,895)   (27,144)   (36,324)   (199,093)
                                                                        ---------  ---------  ---------  ----------
Cash flows from investing activities:
  Purchase of property and equipment .................................      (447)      (126)    (1,297)    (10,812)
  Proceeds from sale of property and equipment .......................        --         --         --         112
  Purchases of marketable securities .................................   (54,065)   (42,462)   (49,059)   (442,516)
  Proceeds from sales of marketable securities .......................     8,329      4,000      8,517      29,641
  Proceeds from maturities of marketable securities ..................    23,720     26,673    115,429     353,581
                                                                        ---------  ---------  ---------  ----------
            Net cash provided by (used in) investing activities ......   (22,463)   (11,915)    73,590     (69,994)
                                                                        ---------  ---------  ---------  ----------
Cash flows from financing activities:
  Issuance of common stock, net of issuance costs ....................    40,419        106        667     291,886
  Proceeds from notes payable ........................................        --         --         --       3,000
  Issuance of convertible preferred stock, net of issuance costs .....        --         --         --      20,514
  Payments under capital lease obligations ...........................        --         --         --      (3,881)
                                                                        ---------  ---------  ---------  ----------
            Net cash provided by financing activities ................    40,419        106        667     311,519
                                                                        ---------  ---------  ---------  ----------
Increase (decrease) in cash and cash equivalents .....................    (7,939)   (38,953)    37,933      42,432
Cash and cash equivalents at beginning of period .....................    50,371     89,324     51,391          --
                                                                        ---------  ---------  ---------  ----------
Cash and cash equivalents at end of period ........................... $  42,432  $  50,371  $  89,324  $   42,432
                                                                        =========  =========  =========  ==========
Supplemental Disclosures of Cash Flow Information:
  Interest paid ...................................................... $      --  $      --  $      --  $    1,269

Supplemental Disclosure of Non-Cash Investing and Financing Activities
  Property and equipment acquired under capital lease obligations ....        --         --         --       3,881
  Warrants issued ....................................................        --         --         --          49
  Conversion of notes payable and accrued interest
    into convertible preferred stock .................................        --         --         --       3,051

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 1991) THROUGH JUNE 30, 2003 (in thousands, except share and per share amounts)

                                                                                                                        Deficit
                                                  Convertible                                          Accumulated    Accumulated
                                               Preferred Stock         Common Stock      Additional       other         During
                                           --------------------- ----------------------   Paid-in     Comprehensive   Development
                                             Shares      Amount     Shares      Amount    Capital     Income/(Loss)      Stage       Total
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Issuance of common stock for cash at
  $0.02 per share ........................         --  $     --      400,000  $     --  $        6  $            --  $        --  $        6
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1991 .................         --        --      400,000        --           6               --           --           6
Issuance of common stock for cash at an
  average price of $0.02 per share .......         --        --       97,111        --           2               --           --           2
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $1.32 per share ....  2,040,784        --           --        --       2,667               --           --       2,667
Net loss .................................         --        --           --        --          --               --         (523)       (523)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1992 .................  2,040,784        --      497,111        --       2,675               --         (523)      2,152
Issuance of common stock for cash at an
  average price of $0.06 per share .......         --        --       49,000        --           3               --           --           3
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  $4.88 per share ........................  1,580,095        --           --        --       7,674               --           --       7,674
Net loss .................................         --        --           --        --          --               --       (3,580)     (3,580)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1993 .................  3,620,879        --      546,111        --      10,352               --       (4,103)      6,249
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.12 per share .....................         --        --      324,188        --          38               --           --          38
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $8.63 per share ....    886,960        --           --        --       7,623               --           --       7,623
Net loss .................................         --        --           --        --          --               --       (5,141)     (5,141)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1994 .................  4,507,839        --      870,299        --      18,013               --       (9,244)      8,769
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.24 per share .....................         --        --       38,403        --           9               --           --           9
Issuance of warrants .....................         --        --           --        --          49               --           --          49
Net loss .................................         --        --           --        --          --               --      (10,479)    (10,479)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1995 .................  4,507,839        --      908,702        --      18,071               --      (19,723)     (1,652)
Issuance of convertible preferred stock
  for notes payable and accrued interest
  at an average of $8.63 per share .......    353,483        --           --        --       3,051               --           --       3,051
Issuance of convertible preferred stock
  for cash, net of issuance costs, at an
  average price of $8.63 per share .......    295,649        --           --        --       2,550               --           --       2,550
Issuance of common stock upon initial
  public offering, net of issuance
  costs, for cash at $12 per share .......         --        --    2,383,450         1      26,042               --           --      26,043
Conversion of convertible preferred stock
  into common stock ...................... (5,156,971)       --    5,156,971        --          --               --           --          --
Issuance of common stock upon exercise of
  stock options at an average exercise
  price of $1.33 per share ...............         --        --       91,922        --         122               --           --         122
Issuance of common stock upon
  exercise of purchase rights at an
  exercise price of $10.20 per
  share ..................................         --        --        8,379        --          86               --           --          86
Stock compensation expense ...............         --        --           --        --          26               --           --          26
Net loss .................................         --        --           --        --          --               --       (8,235)     (8,235)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1996 .................         --        --    8,549,424         1      49,948               --      (27,958)     21,991
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $16.93 per share ......         --        --    1,442,190        --      24,420               --           --      24,420
Issuance of common stock upon exercise
  of stock options at an average price
  of $2.74 per share .....................         --        --       96,283        --         264               --           --         264
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $10.51 per share ..............         --        --       14,557        --         153               --           --         153
Stock compensation expense ...............         --        --           --        --         126               --           --         126
Net loss .................................         --        --           --        --          --               --      (10,258)    (10,258)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1997 .................         --        --   10,102,454         1      74,911               --      (38,216)     36,696
Issuance of common stock, net of
  issuance costs, for cash at $21.75
  per share ..............................         --        --    2,012,500        --      40,796               --           --      40,796
Issuance of common stock upon exercise
  of stock options at an average
  price of $6.57 per share ...............         --        --       88,933        --         584               --           --         584
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $14.36 per share ..............         --        --       10,372        --         149               --           --         149
Issuance of common stock upon exercise
  of warrants ............................         --        --       80,033        --          --               --           --          --
Stock compensation expense ...............         --        --           --        --          91               --           --          91
Net loss .................................         --        --           --        --          --               --       (9,675)     (9,675)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1998 .................         --        --   12,294,292         1     116,531               --      (47,891)     68,641
Issuance of common stock upon exercise
  of stock options at an average price
  of $5.10 per share .....................         --        --       75,275        --         384               --           --         384
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $12.77 per share ..............         --        --       13,643        --         174               --           --         174
Issuance of common stock upon exercise
  of warrants ............................         --        --       45,661        --          --               --           --          --
Stock compensation expense ...............         --        --           --        --          89               --           --          89
Comprehensive (loss):
  Change in unrealized loss on
  marketable securities ..................         --        --           --        --          --              (85)          --         (85)
Net loss .................................         --        --           --        --          --               --      (19,246)    (19,246)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1999 .................         --        --   12,428,871         1     117,178              (85)     (67,137)     49,957
Issuance of common stock upon exercise
  of stock options at an average price
  of $13.88 per share ....................         --        --      102,372        --       1,421               --           --       1,421
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $25.62 per share ..............         --        --       11,213        --         287               --           --         287
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $44.36 per share ......         --        --    3,465,000         1     153,711               --           --     153,712
Stock compensation expense ...............         --        --           --        --          88               --           --          88
Comprehensive (loss):
  Change in unrealized loss on
    marketable securities ................         --        --           --        --          --             (421)          --        (421)
Net loss .................................         --        --           --        --          --               --      (23,630)    (23,630)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2000 .................         --        --   16,007,456         2     272,685             (506)     (90,767)    181,414
Issuance of common stock upon exercise
  of stock options at an average price
  of $16.17 per share ....................         --        --       93,528        --       1,512               --           --       1,512
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $27.89 per share ..............         --        --       15,386        --         429               --           --         429
Stock compensation expense ...............         --        --           --        --         326               --           --         326
Comprehensive income:
  Change in unrealized gain on
    marketable securities ................         --        --           --        --          --            1,599           --       1,599
Net loss .................................         --        --           --        --          --               --      (30,925)    (30,925)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2001 .................         --        --   16,116,370         2     274,952            1,093     (121,692)    154,355
Issuance of common stock upon exercise
  of stock options at an average price
  of $13.93 per share ....................         --        --       13,257        --         183               --           --         183
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $8.32 per share ...............         --        --       58,169        --         484               --           --         484
Stock compensation expense ...............         --        --           --        --          91               --           --          91
Comprehensive loss:
  Change in unrealized gain on
    marketable securities ................         --        --           --        --          --             (930)          --        (930)
Net loss .................................         --        --           --        --          --               --      (36,575)    (36,575)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2002 .................         --        --   16,187,796         2     275,710              163     (158,267)    117,608
Issuance of common stock upon exercise
  of stock options at an average price
  of $1.03 per share .....................         --        --        3,397        --           3               --           --           3
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $2.64 per share ...............         --        --       38,908        --         103               --           --         103
Stock compensation expense ...............         --        --           --        --          13               --           --          13
Comprehensive loss:
  Change in unrealized gain on
    marketable securities ................         --        --           --        --          --              (19)          --         (19)
Net loss .................................         --        --           --        --          --               --      (28,298)    (28,298)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2003 .................         --        --   16,230,101         2     275,829              144     (186,565)     89,410
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $13.00 per share ......                         3,200,000                39,350                                    39,350
Issuance of common stock upon exercise
  of stock options at an average price
  of $4.91 per share .....................         --        --      181,136        --         889               --           --         889
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $4.90 per share ...............         --        --       36,680        --         180               --           --         180
Stock compensation expense ...............         --        --           --        --          18               --           --          18
Comprehensive loss:
  Change in unrealized gain on
    marketable securities ................         --        --           --        --          --             (394)          --        (394)
Net loss .................................         --        --           --        --          --               --      (29,165)    (29,165)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2004 .................         --  $     --   19,647,917  $      2  $  316,266  $          (250) $  (215,730) $  100,288
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

Basic and diluted net loss per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,232,954, 4,177,798 and 4,268,687 shares of common stock were outstanding at June 30, 2004, 2003 and 2002, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Cash, cash equivalents and marketable securities

All highly liquid investments purchased with an original maturity date of three months or less that are readily convertible into cash and have insignificant interest rate risk are considered to be cash equivalents. All other investments are reported as available-for-sale marketable securities.

The company has classified all its marketable securities as "available-for- sale." Unrealized gains and losses on available-for-sale securities are included in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Gains and losses on securities sold are recorded based on the specific identification method and are included in interest expense and other income (expense), net in the statement of operations.

The company's marketable securities consisted of the following (in thousands):

                                                       Net      Estimated
                                          Amortized  Unrealized   Fair
                                            Cost     Gains(Losse  Value
                                          ---------  ---------  ---------
June 30, 2004
Debt (state or political subdivision)... $  49,923  $    (218) $  49,705
Debt (corporate)........................     9,313        (32)     9,281
                                          ---------  ---------  ---------
                                         $  59,236  $    (250) $  58,986
                                          =========  =========  =========

June 30, 2003
Debt (state or political subdivision)... $  31,184  $     118  $  31,302
Debt (corporate)........................     6,036         26      6,062
                                          ---------  ---------  ---------
                                         $  37,220  $     144  $  37,364
                                          =========  =========  =========

At June 30, 2004 and 2003, all of the company's debt investments are classified as short-term, as the company may choose not to hold its investments until maturity in order to take advantage of market conditions. Unrealized gains in fiscal 2004 and unrealized losses in fiscal 2003 were not material and have therefore been netted against unrealized gains and losses, respectively. At June 30, 2004, the company's marketable securities had the following maturities (in thousands):

                                                     Estimated
                                          Amortized    Fair
                                            Cost       Value
                                          ---------  ---------
Less than one year...................... $  24,368  $  24,323
Between one and two years...............    34,868     34,663
                                          ---------  ---------
                                         $  59,236  $  58,986
                                          =========  =========

Restricted investments

Under the company's lease agreement, it is required to maintain a $450,00 letter of credit as security for performance under the lease. The letter of credit is secured by a $450,000 certificate of deposit which is included in Other Assets at June 30, 2004 and 2003.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the company to credit risk consist principally of cash, cash equivalents and marketable securities. The company places its cash, cash equivalents and marketable securities with high- credit quality financial institutions and invests in debt instruments of financial institutions, corporations and government entities with strong credit ratings. Management of the company believes it has established guidelines relative to credit quality, diversification and maturities that maintain safety and liquidity.

The company's products require clearances from the United States Food and Drug Administration (the "FDA") and international regulatory agencies prior to commercialized sales. There can be no assurance that the company's future products will receive required clearances. If the company was denied such clearances or such clearances were delayed, it could have a materially adverse impact on the company.

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

Long-lived assets

Management reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in business conditions indicate that the carrying amount of the assets may not be recoverable. Impairment is evaluated on the basis of undiscounted future cash flows from operations before interest for the remaining useful life of the assets. If present, impairment is measured based on the difference between fair value and the net book value of the related assets. No significant impairment losses have been recorded to date with respect to the company's long-lived assets, which consist primarily of property and equipment and leasehold improvements.

Revenue recognition

Revenues are recognized when persuasive evidence of an arrangement exists, title has transferred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. License and milestone fees are recognized as revenue when earned over the period of the arrangement, as evidenced by achievement of the specified milestones and the absence of any on-going performance obligation. License and milestone revenues are not subject to repayment. Any amounts received in advance of performance are recorded as deferred revenue.

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

Research and development

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred.

Clinical development costs are a significant component of research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine our estimates through discussions with internal clinical personnel and outside service providers to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services.

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

Fair value of financial instruments

The carrying value of the company's financial instruments including cash and cash equivalents, marketable securities, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Accounting for stock-based compensation

The company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25 ("FIN 44") and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") as amended by SFAS No. 148, Accounting for Stock-Based Compensation Disclosure - Transition and Disclosure ("SFAS No. 148").

Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the company's stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instruments.

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans during fiscal 2004, 2003 and 2002 was $6.66, $3.17 and $6.50 per share, respectively. The weighted average estimated grant date fair value of purchase awards under the company's Purchase Plan during fiscal 2004, 2003 and 2002 was $5.72, $15.06 and $15.74 per share, respectively. The estimated grant date fair values were calculated using the Black-Scholes valuation model.

The following assumptions are included in the estimated grant date fair value calculations for the company's stock option and purchase awards:

                                              Year Ended June 30,
                                        -------------------------------
                                           2004       2003       2002
                                        ----------  ---------  --------
Stock option plans:
  Expected dividend yield ............          0%        0%       0%
  Expected stock price volatility ....         86%       89%      89%
  Risk free interest rate ............       3.61%     2.64%    4.72%
  Expected life (years) ..............       5.14       5.65      5.65

Stock purchase plan:
  Expected dividend yield ............          0%        0%       0%
  Expected stock price volatility ....         82%       98%      96%
  Risk free interest rate ............       2.02%     2.49%    2.94%
  Expected life (years) ..............       2.00       2.00      2.00

The following table illustrates the effect on net loss per common share if the company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

                                             Year Ended June 30,
                                        -------------------------------
                                           2004       2003       2002
                                        ----------  ---------  --------
Net loss

   As reported ....................... $  (29,165) $ (28,298) $(36,575)

   Deduct stock-based employee
      compensation expense determined
      under fair value based method ..     (7,721)    (9,756)  (12,396)
                                        ----------  ---------  --------
Pro forma net loss ................... $  (36,886) $ (38,054) $(48,971)
                                        ==========  =========  ========

Basic and diluted net loss per common share:

   As reported ....................... $    (1.71) $   (1.75) $  (2.27)
                                        ==========  =========  ========

   Pro forma ......................... $    (2.16) $   (2.35) $  (3.03)
                                        ==========  =========  ========

Such pro forma disclosure may not be representative of future compensation cost because options vest over several years and additional grants are anticipated each year.

The company accounts for equity instruments issued to non-employees for goods or services in accordance with the provisions of SFAS No. 123 and Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"). Accordingly, as these instruments vest, the company will be required to remeasure the fair value of the equity instruments at each reporting period prior to vesting and then finally at the vesting date of the equity instruments. Compensation expense under such agreements has been immaterial for the years ended June 30, 2004, 2003 and 2002.

Recent Accounting Pronouncements

At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, "The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments." The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than- temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and equity Securities," and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluation in reporting periods beginning after June 15, 2004. The adoption of the disclosure requirements has to date not had a material impact on the company's business, financial position, cash flows or result of operations.

Note 2 - Agreements:

University of Texas License. The company has entered into two exclusive patent license agreements with The University of Texas which permit the company to exclusively manufacture, use and sell products covered by patents that result from certain research conducted by The University of Texas. Each agreement requires the company to pay royalties to The University of Texas. The company paid $50,000 in royalties in each of the years ended June 30, 2004, 2003 and 2002, respectively.

Note 3 - Balance Sheet Components:

Property and equipment consists of the following (in thousands):

                                                         June 30,
                                                    --------------------
                                                      2004       2003
                                                    ---------  ---------
Equipment ........................................ $   6,774  $   6,795
Leasehold improvements ...........................     2,968      4,014
Furniture and fixtures ...........................       860        858
                                                    ---------  ---------
                                                      10,602     11,667
Less accumulated depreciation and amortization ...    (9,309)    (9,461)
                                                    ---------  ---------
                                                   $   1,293  $   2,206
                                                    =========  =========

Accrued liabilities consist of the following (in thousands):

                                                         June 30,
                                                    --------------------
                                                      2004       2003
                                                    ---------  ---------
Employee compensation ............................ $   1,117  $     896
Other ............................................        11         67
                                                    ---------  ---------
                                                   $   1,128  $     963
                                                    =========  =========

Note 4 - Stockholders' Equity:

Common stock

In February 2004, the company filed a registration statement on Form S-3 to offer and sell, from time to time, equity, debt securities and warrants in one or more offerings up to a total dollar amount of $100,000,000. In April 2004, the company sold 3.2 million shares of common stock at a price of $13.00 per share in an underwritten public offering pursuant to this registration statement. The company received approximately $39,350,000 in net proceeds from the issuance of the 3.2 million shares.

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

1995 Stock Option Plan. The company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors in August 1995. The 1995 Plan authorizes for issuance 4,510,831 shares of common stock. Beginning on January 1, 1996, the 1995 Plan also allowed for an annual increase to the number of shares available for issuance equal to 1% of the number of shares of common stock outstanding on the last day of the preceding calendar year, not to exceed 500,000 shares per year. The annual increase terminated in February 2004. Shares of common stock subject to outstanding options that expire or terminate prior to exercise will be available for future issuance under the 1995 Plan.

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

In the event the company is acquired by merger, consolidation or asset sale, options outstanding under the 1995 Plan will immediately vest in full, except to the extent the options are assumed by the acquiring entity. Any assumed options will accelerate upon the optionee's involuntary termination within 18 months following the acquisition. The Compensation Committee also has discretion to provide for the acceleration of one or more outstanding options under the 1995 Plan and the vesting of shares subject to outstanding options upon the occurrence of certain hostile tender offers. Such accelerated vesting may be conditioned upon the subsequent termination of the affected optionee's service. The Board may amend or modify the 1995 Plan at any time, subject in certain instances, to stockholder approval. The 1995 Plan will terminate on August 1, 2005, unless terminated earlier by the Board.

1995 Non-Employee Directors Stock Option Plan. The company's 1995 Non- Employee Directors Stock Option Plan (the "Directors Plan"), was adopted by the Board of Directors on August 2, 1995. Automatic option grants are made at periodic intervals to eligible non-employee Board members under the Directors Plan. The Directors Plan became effective as of the effective date of the company's initial public offering. A total of 271,667 shares of common stock have been reserved for issuance under the Directors Plan.

Each individual first elected or appointed as a non-employee Board member will automatically be granted, on the date of such election or appointment, a non-statutory option to purchase 10,000 shares of common stock vesting over five years. In addition, on the date of each annual stockholders' meeting each individual who is to continue to serve as a non-employee Board member after that annual meeting and has been a member of the Board for at least six months will automatically be granted a non-statutory option to purchase 5,000 shares of common stock. There will be no limit on the number of such annual 5,000-share option grants any one non-employee Board member may receive over his or her period of continued Board service. The exercise price per share of each automatic option grant will be equal to the fair market value of the common stock on the automatic grant date. Each automatic option will be immediately exercisable; however, any shares purchased upon exercise of the option will be subject to repurchase should the optionee's service as a non-employee Board member cease prior to vesting in the shares. Each 10,000-share grant will vest in five equal and successive annual installments over the optionee's period of Board service. Each 5,000-share grant will vest in twelve equal and successive monthly installments over the optionee's period of Board service.

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

The following table summarizes activity under the company's stock option plans (in thousands, except per share amounts):

                                                Options Outstanding
                                             ---------------------
                                                         Weighted
                                                          Average
                                   Shares                Exercise
                                  Available              Price Per
                                  for Grant    Number      Share
                                 ----------- ----------  ---------
Authorized .....................      1,000         --  $      --
Granted ........................       (480)       480       0.19
                                 ----------- ----------
Balance at June 30, 1993 .......        520        480       0.19
Exercised ......................         --       (324)      0.12
Granted ........................       (167)       167       2.22
Canceled .......................          8         (8)      0.11
                                 ----------- ----------
Balance at June 30, 1994 .......        361        315       1.37
Exercised ......................         --        (39)      0.24
Granted ........................       (193)       193       3.75
Canceled .......................         38        (38)      1.82
                                 ----------- ----------
Balance at June 30, 1995 .......        206        431       2.50
Authorized .....................        485         --
Exercised ......................         --        (92)      3.09
Granted ........................       (492)       492      10.03
Canceled .......................         11        (11)      6.11
                                 ----------- ----------
Balance at June 30, 1996 .......        210        820       9.20
Authorized .....................        842         --
Exercised ......................         --        (96)      2.74
Granted ........................       (569)       569      16.69
Canceled .......................         31        (31)     12.21
                                 ----------- ----------
Balance at June 30, 1997 .......        514      1,262      11.58
Authorized .....................        602         --
Exercised ......................         --        (89)      6.57
Granted ........................       (577)       577      25.33
Canceled .......................        158       (158)     15.41
                                 ----------- ----------
Balance at June 30, 1998 .......        697      1,592      16.43
Authorized .....................        524         --
Exercised ......................         --        (75)      5.10
Granted ........................       (671)       671      19.25
Canceled .......................        221       (221)     20.37
                                 ----------- ----------
Balance at June 30, 1999 .......        771      1,967      17.38
Authorized .....................        681         --
Exercised ......................         --       (103)     13.88
Granted ........................       (723)       723      56.97
Canceled .......................         53        (53)     23.38
                                 ----------- ----------
Balance at June 30, 2000 .......        782      2,534      28.70
Authorized .....................        811         --
Exercised ......................         --        (94)     16.17
Granted ........................       (947)       947      36.80
Canceled .......................        114       (114)     45.70
                                 ----------- ----------
Balance at June 30, 2001 .......        760      3,273      29.78
Authorized .....................        747         --
Exercised ......................         --        (13)     13.93
Granted ........................     (1,634)     1,634       8.76
Canceled .......................        625       (625)     27.83
                                 ----------- ----------
Balance at June 30, 2002 .......        498      4,269      21.82
Authorized .....................        162         --
Exercised ......................         --         (3)      1.03
Granted ........................       (749)       749       4.35
Canceled .......................        837       (837)     25.30
                                 ----------- ----------
Balance at June 30, 2003 .......        748      4,178      18.03
Authorized .....................        162         --
Exercised ......................         --       (181)      4.91
Granted ........................       (532)       532       9.53
Canceled .......................        296       (296)     28.55
                                 ----------- ----------  ---------
Balance at June 30, 2004 .......        674      4,233      16.78
                                 =========== ==========  =========

A summary of outstanding and vested stock options as of June 30, 2004 is as follows:

                               Options Outstanding         Options Vested
                      ---------------------------------  ---------------------
                                              Weighted               Weighted
                                  Weighted     Average                Average
                                   Average    Exercise               Exercise
                        Number    Remaining     Price      Number      Price
Range of                  of     Contractual     Per         of         Per
Exercise Prices         Shares      Life        Share      Shares      Share
--------------------- ---------- -----------  ---------  ----------  ---------
   $3.22 - $4.25 ....   436,690        8.02  $    4.13     223,061  $    4.10
   $4.47 - $4.47.....   633,157        8.92       4.47     154,526       4.47
   $5.16 - $7.39.....   644,797        8.10       7.03     295,732       7.27
   $7.50 - $11.21....   482,767        7.02       9.94     161,361       7.52
  $12.00 - $17.75....   587,388        3.28      16.52     558,388      16.69
  $18.07 - $23.75....   458,535        5.64      19.49     348,871      19.93
  $24.19 - $27.51....   516,225        5.89      26.96     347,193      26.69
  $28.13 - $78.13....   473,395        6.06      51.78     373,873      52.04
                      ----------                         ----------
                      4,232,954        6.66      16.78   2,463,005      20.29
                      ==========                         ==========

The company had outstanding exercisable options to purchase 3,905,129, 3,760,265 and 3,774,694 shares of common stock with a weighted average exercise price of $17.63, $19.02 and $22.78 at June 30, 2004, 2003, and 2002, respectively.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in fiscal 2004, 2003 and 2002 were 36,680, 38,908 and 58,169 shares of common stock at an average price of $4.90, $2.64 and $8.32 per share, respectively. Shares available for future purchase under the Purchase Plan are 292,693 at June 30, 2004. The Purchase Plan will terminate in October 2005.

Note 5 - Employee Benefit Plan:

The company maintains a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The company's matching contribution to the plan was $133,000, $87,000 and $147,000, for the years ended June 30, 2004, 2003 and 2002, respectively.

Note 6 - Income Taxes:

Deferred tax assets are summarized as follows (in thousands):

                                             June 30,
                                        ---------------------
                                           2004       2003
                                        ----------  ---------
Net operating loss carryforwards ..... $   75,190  $  66,787
Tax credit carryforwards .............     11,627     12,049
Capitalized start-up and R&D costs ...      5,285      4,477
Depreciation and amortization.........      1,259        911
Reserves and accruals.................        291        300
                                        ----------  ---------
Gross deferred tax assets ............     93,652     84,524
Less valuation allowance .............    (93,652)   (84,524)
                                        ----------  ---------
Net deferred tax assets .............. $           $      --
                                        ==========  =========

A full valuation allowance has been established for the company's deferred tax assets at June 30, 2004 and 2003 since realization of such assets through the generation of future taxable income is uncertain.

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to the loss before income taxes as summarized below (in thousands):

                                             Year Ended June 30,
                                        -------------------------------
                                           2004       2003       2002
                                        ----------  ---------  --------
Tax benefit at statutory rate ........ $   11,618  $  11,271  $ 14,568

Research and development credits .....      1,193      2,587     1,876
Deferred tax assets not benefited ....    (10,743)   (13,257)  (15,746)
State NOL disallowed/expired .........     (2,075)      (339)     (523)
Other ................................          7       (262)     (175)
                                        ----------  ---------  --------
                                       $       --  $      --  $     --
                                        ==========  =========  ========

At June 30, 2004, the company had federal and state net operating loss carryforwards of approximately $215.4 million and $33.5 million, respectively. The federal and state net operating loss carryforwards will begin to expire in 2006 and 2005, respectively. Federal and state tax credit carryforwards of $8.0 million and $5.5 million, respectively, are available to offset future taxable income. The federal tax credits will begin to expire in 2007. State research and development credits can be carried forward indefinitely.

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

Note 7 - Commitments:

The company leases its facility under a non-cancelable operating lease that expires in fiscal 2008. Future minimum lease payments under the non- cancelable operating lease are as follows (in thousands):

                                        Operating
                                          Lease
                                        Commitments
Year Ending June 30,                    ----------
--------------------------------------
2005.................................. $    1,162
2006..................................      1,201
2007..................................      1,220
2008..................................        610
                                        ----------
  Total minimum lease payments
     and operating lease income ...... $    4,193
                                        ==========

Rent expense for the years ended June 30, 2004, 2003 and 2002 was $1,531,000, $2,989,000 and $2,961,000 respectively, and $11,655,000 for the period from inception (April 1991) through June 30, 2004. Sublease income was $69,000, $369,000 and $486,000 for the years ended June 30, 2004, 2003 and 2002, respectively, and $924,000 from the period from inception (April 1991) through June 30, 2004. The terms of the facility lease provide for rental payments on a graduated scale. The company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid at June 30, 2004.

Note 8 - Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

                                                            Quarter Ended
                                        --------------------------------------------------------
                                        September 30,   December 31,   March 31,      June 30,
                                        ------------    ------------  ------------  ------------
Fiscal 2004

Loss from operations ................. $     (7,479)   $     (7,662) $     (7,514) $     (7,635)
Net loss .............................       (7,201)         (7,411)       (7,281)       (7,272)

Basic and diluted net loss per share . $      (0.44)   $      (0.46) $      (0.44) $      (0.38)

Shares used in computation of basic
   and diluted net loss per share ....       16,236          16,267        16,365        19,389

                                                            Quarter Ended
                                        --------------------------------------------------------
                                        September 30,   December 31,   March 31,      June 30,
                                        ------------    ------------  ------------  ------------
Fiscal 2003

Loss from operations ................. $     (7,371)   $     (7,316) $     (7,536) $     (7,856)
Net loss .............................       (6,729)         (6,846)       (7,197)       (7,526)

Basic and diluted net loss per share . $      (0.42)   $      (0.42) $      (0.44) $      (0.46)

Shares used in computation of basic
   and diluted net loss per share ....       16,189          16,203        16,208        16,222

Item 9. Changes in and Disagreements With Auditors on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of our fiscal year 2004 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in internal controls over financial reporting: There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the latest fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      (c) Limitations on the effectiveness of controls: A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information required by this Item 10 is hereby incorporated by reference from the information under the caption "Election of Directors" contained in the company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year. Certain information concerning our management is contained in Item 1, Part 1, of this Form 10-K under the caption "Executive Officers and Directors."

The information required by Section 16(a) is hereby incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from the information under the caption "Executive Compensation and Other Information" in the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information under the caption "Stock Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" in the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

Item 14. Principal Accountant Fees and Services

  The information required by this Item 14 is incorporated by reference from the information in the Definitive Proxy Statement.

PART IV

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

(b) Reports on Form 8-K

On April 2, 2004, we filed a Current Report on Form 8-K, under Item 5, related to the issuance of three press releases in March 2004.

On April 2, 2004, we filed a Current Report on Form 8-K, under Item 5, announcing the pricing of a public offering of 2,782,609 shares of common stock at a public offering price of $13.00 per share.

On April 6, 2004, we filed a Current Report on Form 8-K, under Item 5, announcing that the underwriter of our previously announced underwritten public offering of 2,782,609 shares of common stock had exercised its option to purchase the entire over-allotment option consisting of 417,391 shares of common stock.

On April 8, 2004, we filed a Current Report on Form 8-K, under Item 5, announcing the closing of our previously announced underwritten public offering of 3,200,000 shares of common stock.

On April 29, 2004, we filed a Current Report on Form 8-K, under Item 12, information furnished regarding our financial results for the fiscal quarter ended March 31, 2004.

On May 24, 2004, we filed a Current Report on Form 8-K, under Item 5, announcing the presentation of preclinical data at the Third International Meeting of the Society of Atherosclerosis Imaging held May 21-23, 2004.

On June 8, 2004, we filed a Current Report on Form 8-K, under Item 5, announcing early findings from a Phase 1 clinical trial, the preliminary data of which was recently published in the annual meeting Proceedings of the American Society of Clinical Oncology.

On June 16, 2004, we filed a Current Report on Form 8-K, under Item 5, announcing initiation of a Phase 2 clinical trial to study the efficacy and safety of Xcytrin as a single agent for the treatment of recurrent low-grade non-Hodgkin's lymphoma.

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
3.3

Form of Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to exhibit of the same number to Form 8-A12G/A filed on May 21, 2002)

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
10.44*

Master Development and Supply Agreement, dated March 20, 2000 by and between Cook Imaging Corporation, D.B.A. Cook Pharmaceutical Solutions, and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2000)

10.47*

Supply Agreement, dated December 11, 2000 by and between Dixie Chemical Company and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000)

10.48*

Supply Agreement, dated December 18, 2000 by and between Lonza, AG and the Registrant (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000)

10.49

Lease and Lease Termination Agreement dated June 14, 2000 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the year ended June 30, 2001)

10.50

First Amendment to New Lease dated April 10, 2001 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the year ended June 30, 2001)

10.51

Second Amendment to New Lease dated June 29, 2001 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended June 30, 2001)

10.52+

Employment agreement, dated August 14, 2001, by and between the Company and Timothy G. Whitten (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.53*

Supply Agreement, dated August 17, 2001 by and between EMS-Dottikon AG and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended Semptember 30, 2001)

10.54

Third Amendment to New Lease dated February 5, 2003 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page #)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certifications of CEO and CFO

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

Dated: August 26, 2004

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

Signature	Title	Date

/s/ RICHARD A. MILLER, M.D. Richard A. Miller, M.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	August 26, 2004

/s/ LEIV LEA Leiv Lea	Vice President, Finance and Administration and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	August 26, 2004

/s/ MILES R. GILBURNE Miles R. Gilburne	Director	August 26, 2004

/s/ LORETTA M. ITRI, M.D. Loretta M. Itri, M.D.	Director	August 26, 2004

/s/ RICHARD M. LEVY, PH.D. Richard M. Levy	Director	August 26, 2004

/s/ WILLIAM R. ROHN William R. Rohn	Director	August 26, 2004

/s/ CRAIG C. TAYLOR Craig C. Taylor	Director	August 26, 2004

EXHIBITS INDEX
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to exhibit of the same number to Form 8-A12G/A filed on May 21, 2002)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to exhibit of the same number to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001
3.3

Form of Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to exhibit of the same number to Form 8-A12G/A filed on May 21, 2002)

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
10.44*

Master Development and Supply Agreement, dated March 20, 2000 by and between Cook Imaging Corporation, D.B.A. Cook Pharmaceutical Solutions, and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2000)

10.47*

Supply Agreement, dated December 11, 2000 by and between Dixie Chemical Company and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000)

10.48*

Supply Agreement, dated December 18, 2000 by and between Lonza, AG and the Registrant (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000)

10.49

Lease and Lease Termination Agreement dated June 14, 2000 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the year ended June 30, 2001)

10.50

First Amendment to New Lease dated April 10, 2001 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the year ended June 30, 2001)

10.51

Second Amendment to New Lease dated June 29, 2001 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended June 30, 2001)

10.52+

Employment agreement, dated August 14, 2001, by and between the Company and Timothy G. Whitten (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.53*

Supply Agreement, dated August 17, 2001 by and between EMS-Dottikon AG and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended Semptember 30, 2001)

10.54

Third Amendment to New Lease dated February 5, 2003 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page #)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certifications of CEO and CFO

________________

* Confidential treatment has been granted as to certain portions of this agreement.

+ Indicates a management contract or compensatory plan or arrangement.