Form 10-Q
period 2004-09-30
PHARMACYCLICS INC
filed 2004-11-01
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

(408) 774-0330

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ].

As of September 30, 2004, there were 19,650,856 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

This quarterly report on Form 10-Q consists of 25 pages of which this is page 1.

PHARMACYCLICS, INC.
Form 10-Q

PHARMACYCLICS®, (the pentadentate logo), Xcytrin® and Antrin® are registered U.S. trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)

CONDENSED BALANCE SHEETS
(unaudited; in thousands)

	September 30,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$40,999	$42,432
Marketable securities	53,149	58,986
Prepaid expenses and other current assets	1,306	1,429

Total current assets	95,454	102,847
Property and equipment, net	1,143	1,293
Other assets	527	527

	$97,124	$104,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,818	$3,166
Accrued liabilities	1,083	1,128

Total current liabilities	3,901	4,294
Deferred rent	93	85

Total liabilities	3,994	4,379

Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	316,284	316,266
Accumulated other comprehensive loss	(123)	(250)
Deficit accumulated during development stage	(223,033)	(215,730)

Total stockholders’ equity	93,130	100,288

	$97,124	$104,667

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

			Period From
			Inception
	Three Months Ended		(April 1991)
	September 30,		through
			September 30,
	2004	2003	2004
Revenues:
License and milestone revenues	$—	$—	$7,855
Contract revenues	—	—	5,847

Total revenues	—	—	13,702

Operating expenses:
Research and development	6,109	5,935	228,035
Marketing, general and administrative	1,628	1,544	43,210

Total operating expenses	7,737	7,479	271,245

Loss from operations	(7,737)	(7,479)	(257,543)
Interest and other income, net	434	278	34,510

Net loss	$(7,303)	$(7,201)	$(223,033)

Basic and diluted net loss per share	$(0.37)	$(0.44)

Shares used to compute basic and diluted net loss per share	19,649	16,236

The accompanying notes are an integral part of these condensed financial statements

PHARMACYCLICS, INC.
(a development stage enterprise)

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

			Period From
			Inception
	Three Months Ended		(April 1991)
	September 30,		through
			September 30,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(7,303)	$(7,201)	$(223,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207	438	13,114
Stock compensation expense	3	3	871
Gain on sale of marketable securities	—	—	58
Write-down of fixed assets	—	—	381
Changes in assets and liabilities:
Prepaid expenses and other assets	123	110	(1,833)
Accounts payable	(348)	489	2,818
Accrued liabilities	(45)	206	1,083
Deferred rent	8	17	93

Net cash used in operating activities	(7,355)	(5,938)	(206,448)

Cash flows from investing activities:
Purchase of property and equipment	(57)	(52)	(10,869)
Proceeds from sale of property and equipment	—	—	112
Purchases of marketable securities	—	(11,584)	(442,516)
Proceeds from maturities and sales of marketable securities	5,964	12,364	389,186

Net cash provided by (used in) investing activities	5,907	728	(64,087)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	15	37	291,901
Proceeds from notes payable	—	—	3,000
Issuance of convertible preferred stock, net of issuance costs	—	—	20,514
Payments under capital lease obligations	—	—	(3,881)

Net cash provided by financing activities	15	37	311,534

Increase (decrease) in cash and cash equivalents	(1,433)	(5,173)	40,999
Cash and cash equivalents at beginning of period	42,432	50,371	—

Cash and cash equivalents at end of period	$40,999	$45,198	$40,999

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Principles

Basis of Presentation

     The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the “company” or “Pharmacyclics”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the company’s interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the company included in the company’s Annual Report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission on August 30, 2004.

     The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2005 or for any other future period.

Employee Stock-Based Compensation

     The company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB No. 25 (“FIN 44”) and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Disclosure (“SFAS No. 148”).

     Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the company’s stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instruments.

     The following table illustrates the effect on net loss per common share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2004	2003
Net loss, as reported	$(7,303)	$(7,201)
Employee stock-based compensation using the fair value based method	(2,100)	(1,953)

Pro forma net loss	$(9,403)	$(9,154)

Basic and diluted net loss per share, as reported	$(0.37)	$(0.44)

Pro forma basic and diluted net loss per share	$(0.48)	$(0.56)

Note 2 - Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,241,088 and 3,932,004 shares of common stock were outstanding at September 30, 2004 and 2003, respectively, and were excluded from the calculation of loss per share as they were antidilutive.

Note 3 - Comprehensive Loss

     Comprehensive loss includes unrealized gains (losses) on marketable securities that are excluded from the results of operations.

     The company’s comprehensive losses were as follows (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Net loss	$(7,303)	$(7,201)
Change in net unrealized gains and losses on available-for-sale securities	127	(37)

Comprehensive loss	$(7,176)	$(7,238)

Note 4 - Recent Accounting Pronouncements

     At its November 2003 meeting, the Emerging Issues Task Force (EITF) reached a consensus on disclosure guidance previously discussed under EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2004 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 30, 2004.

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from any future performance suggested in this report as a result of factors, including those discussed in “Factors That May Affect Future Operating Results” and elsewhere in this report and in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. All forward-looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements.

Overview

     Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer and atherosclerosis. To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not expect to generate any product revenues until we receive the necessary regulatory and marketing approvals and launch one of our products, if at all. We have two primary drug products, or research and development programs, for which we are currently focusing our efforts: Xcytrin® (motexafin gadolinium) Injection and Antrin® (motexafin lutetium) Phototherapy.

     Xcytrin, our lead product candidate, is an anti-cancer agent being evaluated in various clinical situations. We are enrolling patients in a pivotal randomized Phase 3 trial of Xcytrin for the potential treatment of lung cancer patients with brain metastases. This randomized controlled study, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, is planned to enroll approximately 550 patients; and we now anticipate completion of enrollment in this trial in the first quarter of calendar 2005. The trial will compare the effects of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin in lung cancer patients with brain metastases. The primary efficacy endpoint will be time to neurologic progression as determined by a blinded events review committee. Survival and neurocognitive function will also be assessed as secondary endpoints of the trial. We requested and received a Special Protocol Assessment from the FDA for the SMART trial. Special Protocol Assessment provides for sponsors of clinical trials to receive official FDA evaluation, guidance and agreement on pivotal trials that will form the basis for final approval.

     Our strategy is to evaluate Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. We have completed a multicenter Phase 2 trial with Xcytrin and radiation for the treatment of glioblastoma multiforme, a malignant primary brain tumor. We have also begun Phase 2 clinical trials with Xcytrin used alone in hematologic cancers such as lymphomas and chronic lymphocytic leukemia and a Phase 2 clinical trial with Xcytrin used alone for kidney cancer. Phase 1 trials are underway evaluating Xcytrin given in combination with Taxotere® for recurrent lung, prostate, ovarian and breast cancer, and with Taxotere and Cisplatin for newly diagnosed lung cancer. We also have an ongoing Phase 1 trial with Xcytrin combined with Temodar® for primary brain tumors and an ongoing Phase 1 trial with Xcytrin in combination with cisplatin, 5-fluorouracil and radiation for the treatment of advanced head and neck cancer.

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

     We have incurred significant operating losses since our inception in 1991, and as of September 30, 2004, had an accumulated deficit of approximately $223.0 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

Results of Operations

Research and Development

     Research and Development Expenses. Research and development expenses were $6,109,000 and $5,935,000 for the three months ended September 30, 2004 and 2003, respectively. The $174,000 increase was primarily due to increased third party clinical trial costs ($336,000) and salary and related expenses ($196,000) to support the continued enrollment in its Phase 3 Smart trial and Phase 1 and 2 clinical trials opened in fiscal 2004. These increases were partially offset by reduced facility costs ($253,000).

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

				Related R&D Expenses
				Three Months ended
			Estimated	September 30,
		Phase of	Completion
Product	Description	Development	of Phase	2004	2003
XCYTRIN	Cancer	Several Phase 1 trials	Unknown	$3,900,000	$3,065,000
		Several Phase 2 trials	Unknown
		Phase 3	Fiscal 2006
ANTRIN	Coronary artery disease	Phase 1	Completed	95,000	243,000
OTHER				—	30,000

	Total direct costs			3,995,000	3,338,000
	Indirect costs			2,114,000	2,597,000

	Total research and development costs			$6,109,000	$5,935,000

     Research and development expenses increased $174,000, or 3%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, and were comprised of the following:

•	Xcytrin program costs increased $835,000, or 27%, primarily due to:

o	an increase in third party clinical trial costs of $357,000 as the company continued to increase enrollment in its Phase 3 SMART trial and several other Phase 1 and Phase 2 trials; and

o	an increase in employee costs of $313,000 as the company continues to allocate more employee resources to support the clinical trials.

•	Indirect costs decreased $481,000, or 19% primarily due to a decrease in facility costs ($253,000) due to a decrease in building space leased and a decrease in depreciation.

     We expect slightly increasing research and development costs for the remainder of fiscal 2005 primarily due to higher costs from our Phase 3 SMART trial and due to additional Phase 1 and Phase 2 trials for our Xcytrin product.

Marketing, General and Administrative

     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $1,628,000 and $1,544,000 for the three months ended September 30, 2004 and 2003, respectively. The increase was primarily due to an increase in consulting expenses ($109,000) related to product commercialization activities. We expect future general and administrative spending to remain relatively consistent with current levels.

     Interest and Other, Net. Interest and other, net, was $434,000 and $278,000 for the three months ended September 30, 2004 and 2003, respectively. The increase was primarily due to higher balances of cash, cash equivalents and marketable securities from our public stock offering in April 2004 and higher interest rates. Our cash equivalents and marketable securities consist primarily of fixed rate instruments.

Liquidity and Capital Resources

     Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income.

     As of September 30, 2004, we had approximately $94,148,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $7,355,000 during the three months ended September 30, 2004, resulted primarily from our net loss and a decrease in accounts payable, partially offset by depreciation and amortization. Net cash used in operating activities of $5,938,000 during the three months ended September 30, 2003, resulted primarily from our net loss, net of depreciation and amortization, partially offset by an increase in accounts payable.

     Net cash provided by investing activities of $5,907,000 in the three months ended September 30, 2004, consisted primarily of sales and maturities of marketable securities. Net cash provided by investing activities of $728,000 for the three months ended September 30, 2003, consisted primarily of proceeds from maturities and sales of marketable securities, net of purchases of marketable securities.

     Net cash provided by financing activities of $15,000 and $37,000 in the three months ended September 30, 2004 and 2003, respectively, consisted primarily of proceeds from the exercise of stock options.

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

     We lease our facility under a non-cancelable operating lease that expires in fiscal 2008. Future minimum lease payments under this non-cancelable operating lease as of September 30, 2004 are as follows:

Operating
Lease
Commitments
Remaining 9 months of fiscal 2005	$876,000
Fiscal 2006	1,201,000
Fiscal 2007	1,220,000
Fiscal 2008	610,000

Total future minimum lease payments	$3,907,000

     Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs through at least fiscal year 2006. We now anticipate completion of enrollment of our Phase 3 clinical trial of our first investigational drug, Xcytrin, in patients with brain metastases from non-small cell lung cancer, in the first calendar quarter of 2005 (the third fiscal quarter of our fiscal 2005). There can be no assurance that our current capital resources will be sufficient to satisfy our capital needs through full enrollment of the Xcytrin trial or, if Xcytrin is ultimately approved for sale, through its production, marketing and commercialization. If our existing capital resources are insufficient to satisfy our capital requirements through testing, regulatory clearance and commercialization of Xcytrin, we would be required to raise additional funds through public or private financings, collaborative relationships (partnerships with other drug manufacturers) or other arrangements to complete commercialization. Our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

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

     Cash Equivalents and Marketable Securities

     We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2004, these investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

•	Length of the time and the extent to which the market value has been less than cost;

•	The financial condition and near-term prospects of the issuer;

•	Our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

Factors That May Affect Future Operating Results

Risks Related to Pharmacyclics

     We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition would suffer. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. You should carefully consider the risks described below, together with all of the other information in this report and our Annual Report on Form 10-K for the year ended June 30, 2004, before making a decision to invest in our common stock. All forward-looking statements are based on information currently available to Pharmacyclics and we assume no obligation to update any such forward-looking statements.

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

     The completion rate of our clinical trials depends upon, among other factors, the rate of patient enrollment. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs or procedures used for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or are likely to seek patients with the same diseases that we are studying. We may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us.

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

     Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, data from clinical trials we are conducting is susceptible to varying interpretations that could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory clearance of the potential product and would materially harm our business. Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products. In this regard, our initial Phase 3 trial of Xcytrin failed to meet its co-primary endpoints even though our Phase 1b/2 trial showed a benefit for treated patients. The outcome of the current Phase 3 trial may delay or prevent the regulatory clearance of Xcytrin as a treatment for brain metastases in patients with lung cancer and may result in material harm to our business. The outcomes of our other ongoing Phase 1 and Phase 2 trials with Xcytrin for additional cancer indications may not provide sufficient data supporting advancement of the development of Xcytrin for these additional cancer indications and also may result in material harm to our business.

We have a history of operating losses and we expect to continue to have losses in the future.

     We have incurred significant operating losses since our inception in 1991 and, as of September 30, 2004, had an accumulated deficit of approximately $223.0 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products, and to obtain required regulatory clearances and to successfully manufacture and market our proposed products. Our lead product, Xcytrin, may receive regulatory clearance on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products.

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

     Data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. Data from our completed initial Phase 3 clinical trial of Xcytrin were not sufficient to obtain regulatory clearance. Any approval of Xcytrin will require at least one additional clinical trial, including the Phase 3 trial we are currently conducting. Conducting additional trials will cause significant delays in approval and consume additional resources and may not be sufficient to obtain regulatory clearance.

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

     Furthermore, regulatory clearance may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products, which in turn would have a material adverse effect on our business, financial condition and results of operations:

•	failure to obtain and thereafter maintain requisite governmental approvals;

•	failure to obtain approvals for specific indications of our products under development; or

•	identification of serious and unanticipated adverse side effects in our products under development.

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

     Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt of regulatory approvals for the indications that we are studying;

•	the establishment and demonstration in the medical community of the safety, clinical efficacy and cost-effectiveness of our products and their potential advantages over existing therapeutic products;

•	marketing and distribution support;

•	the introduction, market penetration and pricing strategies of competing and future products; and

•	pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators.

     Physicians, patients, payors or the medical community in general may be unwilling to accept, purchase, utilize or recommend any of our products.

We may fail to adequately protect or enforce our intellectual property rights or secure rights to third-party patents.

     We face risks and uncertainties related to our intellectual property rights. For example:

•	we may be unable to obtain or maintain patent or other intellectual property protection for any products or processes that we may develop;

•	third parties may obtain patents covering the manufacture, use or sale of these products, which may prevent us from commercializing any of our products under development globally or in certain regions; and

•	any future patents that we may obtain may not prevent other companies from competing with us by designing their products or conducting their activities so as to avoid the coverage of our patents.

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

     We are aware of several U.S. patents owned or licensed by Schering AG that relate to pharmaceutical formulations and methods for enhancing magnetic resonance imaging. Even though we have obtained the opinion of outside patent counsel that our cancer treatment compounds do not infringe any valid, unexpired claims of such patents, Schering AG may still choose to assert one or more of those patents. If any of our products were legally determined to be infringing a valid and enforceable claim of any of Schering AG’s patents, our business could be materially adversely affected. Further, any allegation by Schering AG that we infringed their patents would likely result in significant legal costs and require the diversion of substantial management resources. We are aware that Schering AG has asserted patent rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering AG with respect to one or more of such patents. We cannot be certain that we would be successful in defending a lawsuit or able to obtain a license on commercially reasonable terms from Schering AG, if required.

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

     We believe that our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs through at least fiscal year 2006. We may, however, choose to raise additional funds before then. Our actual capital requirements will depend on many factors, including:

•	continued progress of our research and development programs;

•	our ability to establish collaborative arrangements and maintain existing ones;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the amount and timing of capital equipment purchases;

•	competing technological and market developments; and

•	our ability to market and distribute our products and establish new licensing arrangements.

     We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources that may be dilutive to existing stockholders or subject us to restrictive covenants. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.

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

     We have no expertise in the development of light sources and associated light delivery devices required for our Antrin Phototherapy product under development. Successful development, manufacturing, approval and distribution of this product will require third party participation for the required light sources, associated light delivery devices and other equipment. Failure to develop such relationships may require us to develop additional supply sources that may require additional clinical trials and regulatory approvals and could materially delay commercialization of our Antrin product under development. We may be unable to establish or maintain relationships with other supply sources on a commercially reasonable basis, if at all, or alternatively, the enabling devices may not receive regulatory approval.

We lack the resources, capability and experience necessary to manufacture pharmaceuticals and thus rely heavily upon contract manufacturers.

     We have no manufacturing facilities and we currently rely on third parties for manufacturing and storage activities related to all of our products in development. Our manufacturing strategy presents the following risks:

•	delays in scale-up to quantities needed for multiple clinical trials, or failure to manufacture such quantities to our specifications, or deliver such quantities on the dates we require, could cause delay or suspension of clinical trials, regulatory submissions and commercialization of our products in development;

•	there is no guarantee that the supply of clinical materials can be maintained during the clinical development of our product candidates;

•	our current and future manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding regulatory agencies for compliance with strictly enforced current Good Manufacturing Practice and similar foreign standards;

•	if we need to change to other commercial manufacturing contractors, there is no guarantee that we will be able to locate a suitable replacement contractor. The FDA and comparable foreign regulators must approve material manufactured by these contractors prior to our use. This would require new testing and compliance inspections. The new manufacturers would have to practice substantially equivalent processes for the production of our products; and

•	our current manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand.

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

     The pharmaceutical industry is subject to rapid and substantial technological change. Therapies designed by other companies to treat the conditions that are the focus of our products are currently in clinical trials. Developments by others may render our products under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, sales, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources. In addition, we may experience competition from companies that have acquired or may acquire technology from universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions that compete with our products.

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

     The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations unrelated to operating performance. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

•	the progress and results of our preclinical testing and clinical trials;

•	quarterly fluctuations in our financial results;

•	the development of technological innovations or new therapeutic products by us, our competitors or others;

•	changes in governmental regulation;

•	developments in patent or other proprietary rights by us, our competitors or others;

•	developments and/or announcements by us, our competitors or others;

•	litigation;

•	public concern as to the safety of products developed by us, our competitors or others;

•	departure of key personnel;

•	ability to manufacture our products to commercial standards;

•	changes in the structure of healthcare payment systems and reimbursement policies;

•	our ability to successfully commercialize our products if they are approved;

•	comments by securities analysts; and

•	general market conditions in our industry.

     In addition, if any of the risks described in the section entitled “Risk Factors” actually occur, there could be a dramatic and material adverse impact on the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2004 would have declined by $493,000.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the first fiscal quarter of 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal controls over financial reporting: There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART            II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certifications of CEO and CFO

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: November 1, 2004	By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: November 1, 2004	By:	/s/ LEIV LEA

Leiv Lea

Vice President, Finance and Administration and
Chief Financial Officer

EXHIBITS INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certifications of CEO and CFO