Form 10-Q
period 2004-12-31
PHARMACYCLICS INC
filed 2005-02-01
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004
or
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
YES [X] NO [  ]

As of December 31, 2004, there were 19,742,183 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

This quarterly report on Form 10-Q consists of 25 pages of which this is page 1. The Exhibits Index page immediately follows page 25.

PHARMACYCLICS, INC.
Form 10-Q
Table of Contents

Pharmacyclics®, (the pentadentate logo), Xcytrin® and Antrin®, are registered U.S. trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                            December 31,  June 30,
                                                               2004         2004
                                                            -----------  -----------
                          ASSETS
   Current assets:
     Cash and cash equivalents ........................... $    35,568  $    42,432
     Marketable securities ...............................      50,978       58,986
     Prepaid expenses and other current assets ...........       1,607        1,429
                                                            -----------  -----------
          Total current assets ...........................      88,153      102,847
   Property and equipment, net ...........................       1,018        1,293
   Other assets ..........................................         527          527
                                                            -----------  -----------
                                                           $    89,698  $   104,667
                                                            ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable .................................... $     2,564  $     3,166
     Accrued liabilities .................................       1,409        1,128
                                                            -----------  -----------
          Total current liabilities ......................       3,973        4,294
   Deferred rent .........................................         101           85
                                                            -----------  -----------
          Total liabilities ..............................       4,074        4,379
                                                            -----------  -----------
   Stockholders' equity:
     Common stock ........................................           2            2
     Additional paid-in capital ..........................     316,734      316,266
     Accumulated other comprehensive (loss) ..............        (292)        (250)
     Deficit accumulated during development stage.........    (230,820)    (215,730)
                                                            -----------  -----------
         Total stockholders' equity ......................      85,624      100,288
                                                            -----------  -----------
                                                           $    89,698  $   104,667
                                                            ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                                       Period From
                                                                                        Inception
                                              Three Months Ended  Six Months Ended     (April 1991)
                                              December 31,        December 31,           through
                                              ------------------  ------------------   December 31,
                                                2004    2003        2004      2003         2004
                                              --------  --------  --------  --------   ------------
Revenues:
     License and milestone revenues .........$     --  $     --  $     --  $     --   $      7,855

     Contract revenues .......................     --        --        --        --          5,847
                                              --------  --------  --------  --------   ------------
            Total revenues .................       --        --        --        --         13,702

Operating expenses:
     Research and development ..............    6,277     6,182    12,386    12,117        234,312

     Marketing, general and administrative .    1,952     1,480     3,580     3,024         45,162
                                              --------  --------  --------  --------   ------------
            Total operating expenses .......    8,229     7,662    15,966    15,141        279,474
                                              --------  --------  --------  --------   ------------
Loss from operations .......................   (8,229)   (7,662)  (15,966)  (15,141)      (265,772)

Interest and other income, net .............      442       251       876       529         34,952
                                              --------  --------  --------  --------   ------------
Net loss ................................... $ (7,787) $ (7,411) $(15,090) $(14,612)  $   (230,820)
                                              ========  ========  ========  ========   ============

Basic and diluted net loss per share ....... $  (0.40) $  (0.46) $  (0.77) $  (0.90)
                                              ========  ========  ========  ========
Shares used to compute basic and
   diluted net loss per share ..............   19,707    16,267    19,678    16,252
                                              ========  ========  ========  ========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                        Period From
                                                                                         Inception
                                                                   Six Months Ended     (April 1991)
                                                                      December 31,        through
                                                                   -------------------- December 31,
                                                                       2004      2003      2004
                                                                   ---------  ---------  ---------
Cash flows from operating activities:
   Net loss ..................................................... $ (15,090) $ (14,612)  (230,820)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization ................................       389        869     13,296
   Stock compensation expense ...................................        10          7        878
   Gain on sale of marketable securities ........................        --         --         58
   Write-down of fixed assets ...................................        --         --        381
   Changes in assets and liabilities:
      Prepaid expenses and other assets .........................      (178)      (191)    (2,134)
      Accounts payable ..........................................      (602)       500      2,564
      Accrued liabilities .......................................       281        (32)     1,409
      Deferred rent .............................................        16         35        101
                                                                   ---------  ---------  ---------
         Net cash used in operating activities ..................   (15,174)   (13,424)  (214,267)
                                                                   ---------  ---------  ---------
Cash flows from investing activities:
   Purchase of property and equipment ...........................      (114)      (196)   (10,926)
   Proceeds from sale of property and equipment .................        --         --        112
   Purchases of marketable securities ...........................    (2,076)   (21,840)  (444,592)
   Proceeds from maturities and sales of marketable securities ..    10,042     22,616    393,264
                                                                   ---------  ---------  ---------
        Net cash provided by (used in) investing activities .....     7,852        580    (62,142)
                                                                   ---------  ---------  ---------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs ..............       458        308    292,344
   Proceeds from notes payable ..................................        --         --      3,000
   Issuance of convertible preferred stock, net of issuance costs        --         --     20,514
   Payments under capital lease obligations .....................        --         --     (3,881)
                                                                   ---------  ---------  ---------
        Net cash provided by financing activities ...............       458        308    311,977
                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents ................    (6,864)   (12,536)    35,568
Cash and cash equivalents at beginning of period ................    42,432     50,371         --
                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of period ...................... $  35,568  $  37,835     35,568
                                                                   =========  =========  =========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the "company" or "Pharmacyclics") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair statement of the company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the company included in the company's Annual Report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission on August 30, 2004.

The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2005 or for any other future period.

Employee Stock-Based Compensation

The company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25 ("FIN 44") and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Disclosure ("SFAS No. 148").

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

The following table illustrates the effect on net loss per common share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

                                      Three Months Ended    Six Months Ended
                                         December 31,          December 31,
                                      --------------------  --------------------
                                        2004       2003       2004       2003
                                      ---------  ---------  ---------  ---------

Net loss, as reported .............. $  (7,787) $  (7,411) $ (15,090) $ (14,612)
Employee stock-based
  compensation using the
  fair value based methtod ......... $  (2,157) $  (1,849) $  (4,257) $  (3,802)
                                      ---------  ---------  ---------  ---------

Proforma net loss .................. $  (9,944) $  (9,260) $ (19,347) $ (18,414)
                                      =========  =========  =========  =========

Basic and diluted net loss
  per share, as reported ........... $   (0.40) $   (0.46) $   (0.77) $   (0.90)
                                      =========  =========  =========  =========

Proforma basic and
  diluted net loss per share ....... $   (0.50) $   (0.57) $   (0.98) $   (1.13)
                                      =========  =========  =========  =========

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,143,377 and 4,012,090 shares of common stock were outstanding at December 31, 2004 and 2003, respectively, and were excluded from the calculation of loss per share as they were antidilutive.

Note 3 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities that are excluded from the results of operations.

The company's comprehensive losses were as follows (in thousands):

                                            Three Months Ended    Six Months Ended
                                               December 31,          December 31,
                                            --------------------  --------------------
                                                2004      2003        2004     2003
                                            ---------  ---------  ---------  ---------
Net loss ................................. $  (7,787) $  (7,411) $ (15,090) $ (14,612)
Change in net unrealized losses
  on available-for-sale securities .......      (169)        (2)       (42)       (39)
                                            ---------  ---------  ---------  ---------
Comprehensive loss ....................... $  (7,956) $  (7,413) $ (15,132) $ (14,651)
                                            =========  =========  =========  =========

Note 4 - Recent Accounting Pronouncements

At its March 2004 meeting, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board ("FASB") issued a final FASB staff position, FSP EITF Issue 03-01-1 that delays the effective date for the measurement and recognition guidance of EITF 03-01. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our results of operations.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, ("SFAS 123R"). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005. The company has not yet determined which fair-value method and transitional provision it will follow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2004 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 30, 2004.

 The following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events, such as our future clinical and product development, financial performance and regulatory review of our product candidates. Our actual results could differ materially from any future performance suggested in this report as a result of various factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report, in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and in our other Security and Exchange Commission reports and filings. All forward- looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements.

Overview

Pharmacyclics is a pharmaceutical company focused on the development of drugs that improve treatment of serious illnesses such as cancer and atherosclerosis. To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not expect to generate any product revenues until we receive the necessary regulatory and marketing approvals and launch one of our products, if at all.

We have two primary drug products, or research and development programs, for which we are currently focusing our efforts: Xcytrin® (motexafin gadolinium) Injection and Antrin® (motexafin lutetium) Angiophototherapy. Xcytrin, our lead product candidate, is an anti-cancer drug being evaluated in various clinical trials. We are enrolling patients in a pivotal randomized Phase 3 trial of Xcytrin for the potential treatment of lung cancer patients with brain metastases. This randomized controlled study, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, is planned to enroll approximately 550 patients; and we anticipate completion of enrollment in this trial in the first quarter of calendar 2005. The trial will compare the effects of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin in lung cancer patients with brain metastases. The primary efficacy endpoint will be time to neurologic progression as determined by a blinded events review committee. Survival and neurocognitive function will also be assessed as secondary endpoints of the trial. We requested and received a Special Protocol Assessment from the FDA for the SMART trial. Special Protocol Assessment provides for sponsors of clinical trials to receive official FDA evaluation, guidance and agreement on pivotal trials that will form the basis for final approval.

Our strategy is to evaluate Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. We have completed a multicenter Phase 2 trial with Xcytrin and radiation for the treatment of glioblastoma multiforme, a malignant primary brain tumor. We have also begun Phase 2 clinical trials with Xcytrin used alone in hematologic cancers such as lymphomas and chronic lymphocytic leukemia and a Phase 2 clinical trial with Xcytrin used alone for kidney cancer. Phase 1 trials are underway evaluating Xcytrin given in combination with Taxotere® for recurrent lung, prostate, ovarian and breast cancer, and with Taxotere and Cisplatin for newly diagnosed lung cancer. We also have an ongoing Phase 1 trial with Xcytrin combined with Temodar® for primary brain tumors and an ongoing Phase 1 trial with Xcytrin in combination with cisplatin, 5- fluorouracil and radiation for the treatment of advanced head and neck cancer.

We have completed a Phase 1 clinical trial with Antrin Angiophototherapy for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. This study was primarily designed to evaluate the safety of various doses of drug and light. Results of this trial were published in the September 2003 issue of the journal Circulation. Seventy-nine patients were treated on this protocol, which demonstrated the safety and feasibility of Antrin Angiophototherapy and determined optimum doses of drug and light for future trials. No major treatment-related angiographic or biochemical adverse effects or abnormalities were observed and no dose-limiting toxicities were noted. The most frequently reported side effects were mild, transient rash and reversible mild tingling in the hands and feet, some of which lasted days to weeks, but did not require clinical intervention.

We have incurred significant operating losses since our inception in 1991, and as of December 31, 2004, had an accumulated deficit of approximately $230.8 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

Results of Operations

Research and Development

                                     Three Months ended                   Six Months ended
                                        December 31,                         December 31,
                                     -----------------------   Percent    -------------------------  Percent
                                         2004        2003       change        2004         2003      change
------------------------------------ ----------- ----------- ------------ ------------ ------------ ---------
Research and development expenses    $6,277,000  $6,182,000       2%      $12,386,000  $12,117,000     2%

The increase of 2% or $95,000 in research and development expenses for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 was primarily due to and increase in employee costs of $307,000 in order to support the continued development of Xcytrin, partially offset by a decrease in depreciation expense of $199,000 and a decrease in building rent expense of $119,000, which occurred due to the expiration of a lease for excess office space.

The increase of 2% or $269,000 in research and development expenses for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003 was primarily due to an increase in employee costs of $502,000 in order to support the continued development of Xcytrin and an increase in third party clinical trial costs of $311,000 as the company continued to increase enrollment in its Phase 3 SMART trial and several other Phase 1 and 2 trials. These increases were partially offset by decreases in depreciation expense of $384,000 and building rent expense of $226,000.

We expect research and development expenses to increase in the future as a result of increased clinical development and manufacturing costs primarily related to our clinical development programs. The timing and the amount of these expenditures will primarily depend on the costs and outcome of our ongoing and future clinical trials, regulatory requirements and product manufacturing costs.

Research and development costs are identified as either directly attributed to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist of personnel costs directly associated with a program, such as preclinical study costs, clinical trial costs, and related clinical drug and device development and manufacturing costs, drug formulation costs, contract services and other research expenditures. Indirect costs consist of personnel costs not directly associated with a program, overhead and facility costs and other support service expenses. The following table summarizes our principal product development initiatives, including the related stages of development for each product, the direct costs attributable to each product and total indirect costs. The information in the column labeled "Estimated Completion of Phase" is only our estimate of the timing of completion of the current in-process development phase. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see our "Factors That May Affect Future Operating Results" section below.

Prior to 1999, we did not track our historical research and development expenses by specific program and for this reason we cannot accurately estimate our total historical costs on a specific program basis. Direct costs by program and indirect costs are as follows:

                                                                           Related R&D Expenses    Related R&D Expenses
                                                                             Three Months ended      Six Months ended
                                                                              December 31,            December 31,
                                                                          ----------------------- -------------------------
                                                              Estimated
                                           Phase of          Completion
Product          Description              Development         of Phase        2004        2003        2004         2003
--------- ------------------------- ----------------------- ------------- ----------- ----------- ------------ ------------
XCYTRIN   Cancer                    Several Phase 1 trials  Unknown       $4,088,000  $3,685,000  $ 7,988,000  $ 6,750,000
                                    Several Phase 2 trials  Unknown
                                            Phase 3         Fiscal 2006

ANTRIN    Coronary artery disease           Phase 1         Completed        148,000     195,000      243,000      438,000
                                                                          ----------- ----------- ------------ ------------

          Total direct costs.............................................  4,236,000   3,880,000    8,231,000    7,188,000
          Indirect costs.................................................  2,041,000   2,302,000    4,155,000    4,929,000
                                                                          ----------- ----------- ------------ ------------
          Total research and
             development expenses........................................ $6,277,000  $6,182,000  $12,386,000  $12,117,000
                                                                          =========== =========== ============ ============

Marketing, General and Administrative

                                    Three Months ended                    Six Months ended
                                       December 31,                          December 31,
                                  -----------------------   Percent    -----------------------  Percent
                                      2004        2003       change        2004        2003     change
--------------------------------- ----------- ----------- ------------ ----------- ----------- ---------
Marketing, general and
   administrative expenses        $1,952,000  $1,480,000      32%      $3,580,000  $3,024,000     18%

The increase was primarily due to an increase in marketing expenses related to product commercialization efforts of ($237,000) and ($472,000) for the three and six months ended December 31, 2004 and 2003, respectively. We expect future marketing, general and administrative expenses to increase in support of expanded business activities, including costs associated with our marketing efforts to support our commercialization strategy for Xcytrin.

Interest and Other, Net

                             Three Months ended               Six Months ended
                                December 31,                     December 31,
                            ---------------------  Percent  ---------------------  Percent
                               2004       2003     change      2004       2003     change
--------------------------- ---------- ---------- --------- ---------- ---------- ---------

Interest and other, net     $ 442,000  $ 251,000     76%    $ 876,000  $ 529,000     66%

The increase in both periods was primarily due higher balances of cash, cash equivalents and marketable securities from our public stock offering in April 2004 and higher interest rates. Our cash equivalents and marketable securities consist primarily of fixed rate instruments.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income.

As of December 31, 2004, we had approximately $86,546,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $15,174,000 during the six months ended December 31, 2004, resulted primarily from our net loss and a decrease in accounts payable, partially offset by depreciation and amortization. Net cash used in operating activities of $13,424,000 during the six months ended December 31, 2003, resulted primarily from our net loss, net of depreciation and amortization, partially offset by an increase in accounts payable.

Net cash provided by investing activities of $7,852,000 and $580,000 in the six months ended December 31, 2004 and 2003, respectively, consisted primarily of maturities and sales of marketable securities, net of purchases of marketable securities.

Net cash provided by financing activities of $458,000 and $308,000 in the six months ended December 31, 2004 and 2003, respectively, consisted primarily of proceeds the issuance of shares from the company's stock plans.

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

We lease our facility under a non-cancelable operating lease that expires in fiscal 2008. Future minimum lease payments under this non-cancelable operating lease as of December 31, 2004 are as follows:

                                       Operating
                                         Lease
                                      Commitments
                                     ------------
Remaining 6 months of fiscal 2005 .. $   591,000
Fiscal 2006 ........................   1,201,000
Fiscal 2007 ........................   1,220,000
Fiscal 2008 ........................     610,000
                                     ------------
     Total minimum lease payments .. $ 3,622,000
                                     ============

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs through at least fiscal year 2006. We anticipate completion of enrollment of our Phase 3 clinical trial of our first investigational drug, Xcytrin, in patients with brain metastases from non-small cell lung cancer, in the first calendar quarter of 2005 (the third fiscal quarter of our fiscal 2005). There can be no assurance that our current capital resources will be sufficient to satisfy our capital needs through full enrollment of the Xcytrin trial or, if Xcytrin is ultimately approved for sale, through its production, marketing and commercialization. If our existing capital resources are insufficient to satisfy our capital requirements through testing, regulatory clearance and commercialization of Xcytrin, we would be required to raise additional funds through public or private financings, collaborative relationships (partnerships with other drug manufacturers) or other arrangements to complete commercialization. Our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2004, these investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

We have incurred significant operating losses since our inception in 1991 and, as of December 31, 2004, had an accumulated deficit of approximately $230.8 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products, and to obtain required regulatory clearances and to successfully manufacture and market our proposed products. Our lead product, Xcytrin, may receive regulatory clearance on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products.

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

Furthermore, regulatory clearance may entail ongoing requirements for post- marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products, which in turn would have a material adverse effect on our business, financial condition and results of operations:

  failure to obtain and thereafter maintain requisite governmental approvals;
  failure to obtain approvals for specific indications of our products under development; or
  identification of serious and unanticipated adverse side effects in our products under development.

Manufacturers of drugs also must comply with the applicable FDA Good Manufacturing Practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. We or our present or future suppliers may be unable to comply with the applicable cGMP regulations and other FDA regulatory requirements. Failure of our suppliers to follow current Good Manufacturing Practice or other regulatory requirements may lead to significant delays in the availability of products for commercial or clinical use and could subject us to fines, injunctions and civil penalties. We also may be subject to delays in commercializing our products for Antrin Angiophototherapy due to delays in approvals of the third-party light sources required for this product.

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

We have no expertise in the development of light sources and associated light delivery devices required for our Antrin Angiophototherapy product under development. Successful development, manufacturing, approval and distribution of this product will require third party participation for the required light sources, associated light delivery devices and other equipment. Failure to develop such relationships may require us to develop additional supply sources that may require additional clinical trials and regulatory approvals and could materially delay commercialization of our Antrin product under development. We may be unable to establish or maintain relationships with other supply sources on a commercially reasonable basis, if at all, or alternatively, the enabling devices may not receive regulatory approval.

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
  our current and future manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding regulatory agencies for compliance with strictly enforced current Good Manufacturing Practice and similar foreign standards. Failure to pass these inspections could have a material adverse affect on our ability to produce our product to support our operations;
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

Failure to complete our assessment of the effectiveness of our internal control over financial reporting may subject us to regulatory sanctions and could result in a loss of public confidence, which could harm our operating results and our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our year ending June 30, 2005, we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005. If we do not complete timely assessment , we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in our implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

In addition, if any of the risks described in this section entitled "Factors That May Affect Future Operating Results" actually occur, there could be a dramatic and material adverse impact on the market price of our common stock.

We are subject to uncertainties regarding healthcare reimbursement and reform.

The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on the use and reimbursement of pharmaceuticals will result in a decrease in the reimbursement levels for certain oncology drugs. Given this and other recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. One example of proposed reform that could affect our business is the current discussion of drug reimportation into the United States. In 2000, Congress directed the FDA to adopt regulations allowing the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs were sold at a lower price. Although the Secretary of Health and Human Services has refused to implement the directive, in July 2003, the U.S. House of Representatives passed a similar bill that does not require the U.S. Secretary of Health and Human Services to act. The reimportation bills have not yet resulted in any new laws or regulations; however, these and other initiatives could decrease the price we or any potential collaborators receive for our products, adversely affecting our profitability. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2004 would have declined by $406,000.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the second fiscal quarter of 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting: There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On December 17, 2004, at the company's 2004 Annual Meeting of Stockholders, the following matters were submitted to and voted on by stockholders and were adopted:

  The election by the stockholders of Miles R. Gilburne, Loretta M. Itri, M.D., Richard M. Levy, Ph.D., Richard A. Miller, M.D., William R. Rohn and Craig C. Taylor to serve on the company's Board of Directors.

  The results of the vote are as follows:

	Total Vote for Each Director	Total Vote Withheld from Each Director
Miles R. Gilburne	16,132,441	1,117,644
Loretta M. Itri, M.D.	14,201,608	3,048,477
Richard M. Levy, Ph.D.	15,144,075	2,106,010
Richard A. Miller, M.D.	16,128,697	1,121,388
William R. Rohn	15,148,019	2,102,066
Craig C. Taylor	16,128,797	1,121,288

  The approval of the company's 2004 Equity Incentive Award Plan.

  The results of the vote are as follows:

For	Against	Abstain
9,984,234	2,159,072	739,041

  The ratification of the appointment of PricewaterhouseCoopers LLP as the company's independent registered public accounting firm for the fiscal year ending June 30, 2005.

The results of the vote are as follows:

For	Against	Abstain
17,233,944	12,631	3,510

Item 5. Other Information

In October 2004 and January 2005, the company paid cash bonuses to six (6) company executives in a total aggregate amount of $58,000 pursuant to the terms of the company's Executive Cash Bonus Plan (the "Bonus Plan"). A description of the Bonus Plan is attached as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

a.	Exhibits
10.1

Company's 2004 Equity Incentive Award Plan (the "2004 Plan") (incorporated by reference from Exhibit B to the Company's 2004 Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 26, 2004).

10.2

Form of Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2004).

10.3

Form of Non-employee Director Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2004).

10.4

Form of Indemnification Agreement to be executed by the Company and the Company's officers and directors (incorporated by reference from Exhibit 10.55 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 30, 2004).

	10.5	Form of Amendment to Form of Notice of Grant of Stock Option used under the Company's 1995 Stock Option Plan (the "1995 Plan").
	10.6	Form of Non-Employee Directors Stock Option Election Option Agreement used under the Company's 1995 Plan.
	10.7	Description of Company's Executive Cash Bonus Plan.
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
	32.1	Section 1350 Certifications of CEO and CFO.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACYCLICS, INC.
(Registrant)

Dated: January 31, 2005	By:	/s/ RICHARD A. MILLER, M.D.
Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: January 31, 2005	By:	/s/ LEIV LEA
Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Description
10.1

Company's 2004 Equity Incentive Award Plan (the "2004 Plan") (incorporated by reference from Exhibit B to the Company's 2004 Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 26, 2004).

10.2

Form of Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2004).

10.3

Form of Non-employee Director Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2004).

10.4

Form of Indemnification Agreement to be executed by the Company and the Company's officers and directors (incorporated by reference from Exhibit 10.55 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 30, 2004).

10.5	Form of Amendment to Form of Notice of Grant of Stock Option used under the Company's 1995 Stock Option Plan (the "1995 Plan"). PDF
10.6	Form of Non-Employee Directors Stock Option Election Option Agreement used under the Company's 1995 Plan. PDF
10.7	Description of Company's Executive Cash Bonus Plan. PDF
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1	Section 1350 Certifications of CEO and CFO.

         PDF    Also provided in PDF as a courtesy.