Form 10-Q
period 2005-03-31
PHARMACYCLICS INC
filed 2005-04-29
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
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
YES [X] NO [  ]

As of March 31, 2005, there were 19,745,002 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                             March 31,    June 30,
                                                               2005         2004
                                                            -----------  -----------
                          ASSETS
   Current assets:
     Cash and cash equivalents ........................... $    30,318  $    42,432
     Marketable securities ...............................      48,754       58,986
     Prepaid expenses and other current assets ...........       1,468        1,429
                                                            -----------  -----------
          Total current assets ...........................      80,540      102,847
   Property and equipment, net ...........................         869        1,293
   Other assets ..........................................         527          527
                                                            -----------  -----------
                                                           $    81,936  $   104,667
                                                            ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable .................................... $     3,012  $     3,166
     Accrued liabilities .................................       1,270        1,128
                                                            -----------  -----------
          Total current liabilities ......................       4,282        4,294
   Deferred rent .........................................          99           85
                                                            -----------  -----------
          Total liabilities ..............................       4,381        4,379
                                                            -----------  -----------
   Stockholders' equity:
     Common stock ........................................           2            2
     Additional paid-in capital ..........................     316,755      316,266
     Accumulated other comprehensive loss ................        (426)        (250)
     Deficit accumulated during development stage.........    (238,776)    (215,730)
                                                            -----------  -----------
         Total stockholders' equity ......................      77,555      100,288
                                                            -----------  -----------
                                                           $    81,936  $   104,667
                                                            ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                                       Period From
                                                                                        Inception
                                              Three Months Ended  Nine Months Ended    (April 1991)
                                                   March 31,           March 31,         through
                                              ------------------  ------------------    March 31,
                                                2005    2004        2005    2004           2005
                                              --------  --------  --------  --------   ------------
Revenues:
     License and milestone revenues .........$     --  $     --  $     --  $     --   $      7,855

     Contract revenues .......................     --        --        --        --          5,847
                                              --------  --------  --------  --------   ------------
            Total revenues .................       --        --        --        --         13,702

Operating expenses:
     Research and development ..............    6,513     6,096    18,899    18,213        240,825

     Marketing, general and administrative .    1,912     1,418     5,492     4,442         47,074
                                              --------  --------  --------  --------   ------------
            Total operating expenses .......    8,425     7,514    24,391    22,655        287,899
                                              --------  --------  --------  --------   ------------
Loss from operations .......................   (8,425)   (7,514)  (24,391)  (22,655)      (274,197)

Interest and other income, net .............      469       233     1,345       762         35,421
                                              --------  --------  --------  --------   ------------
Net loss ................................... $ (7,956) $ (7,281) $(23,046) $(21,893)  $   (238,776)
                                              ========  ========  ========  ========   ============

Basic and diluted net loss per share ....... $  (0.40) $  (0.44) $  (1.17) $  (1.34)
                                              ========  ========  ========  ========
Shares used to compute basic and
   diluted net loss per share ..............   19,743    16,365    19,700    16,289
                                              ========  ========  ========  ========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                        Period From
                                                                                         Inception
                                                                   Nine Months Ended     (April 19
                                                                        March 31,         through
                                                                   --------------------  March 31,
                                                                       2005       2004     2005
                                                                   ---------  ---------  ---------
Cash flows from operating activities:
   Net loss ..................................................... $ (23,046) $ (21,893)  (238,776)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization ................................       552      1,129     13,459
   Stock compensation expense ...................................        20         14        888
   Gain on sale of marketable securities ........................        --         --         58
   Write-down of fixed assets ...................................        --         --        381
   Changes in assets and liabilities:
      Prepaid expenses and other assets .........................       (39)        97     (1,995)
      Accounts payable ..........................................      (154)       590      3,012
      Accrued liabilities .......................................       142        344      1,270
      Deferred rent .............................................        14         43         99
                                                                   ---------  ---------  ---------
         Net cash used in operating activities ..................   (22,511)   (19,676)  (221,604)
                                                                   ---------  ---------  ---------
Cash flows from investing activities:
   Purchase of property and equipment ...........................      (128)      (314)   (10,940)
   Proceeds from sale of property and equipment .................        --         --        112
   Purchases of marketable securities ...........................    (6,185)   (29,948)  (448,701)
   Proceeds from maturities and sales of marketable securities ..    16,241     27,857    399,463
                                                                   ---------  ---------  ---------
        Net cash provided by (used in) investing activities .....     9,928     (2,405)   (60,066)
                                                                   ---------  ---------  ---------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs ..............       469        768    292,355
   Proceeds from notes payable ..................................        --         --      3,000
   Issuance of convertible preferred stock, net of issuance costs        --         --     20,514
   Payments under capital lease obligations .....................        --         --     (3,881)
                                                                   ---------  ---------  ---------
        Net cash provided by financing activities ...............       469        768    311,988
                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents ................   (12,114)   (21,313)    30,318
Cash and cash equivalents at beginning of period ................    42,432     50,371         --
                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of period ...................... $  30,318  $  29,058     30,318
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

The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2005 or for any other future period.

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

The following table illustrates the effect on net loss per common share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

                                      Three Months Ended    Nine Months Ended
                                           March 31,             March 31,
                                      --------------------  --------------------
                                        2005       2004       2005       2004
                                      ---------  ---------  ---------  ---------

Net loss, as reported .............. $  (7,956) $  (7,281) $ (23,046) $ (21,893)
Employee stock-based
  compensation using the
  fair value based method .......... $  (2,023) $  (1,970) $  (6,280) $  (5,772)
                                      ---------  ---------  ---------  ---------

Proforma net loss .................. $  (9,979) $  (9,251) $ (29,326) $ (27,665)
                                      =========  =========  =========  =========

Basic and diluted net loss
  per share, as reported ........... $   (0.40) $   (0.44) $   (1.17) $   (1.34)
                                      =========  =========  =========  =========

Proforma basic and
  diluted net loss per share ....... $   (0.51) $   (0.57) $   (1.49) $   (1.70)
                                      =========  =========  =========  =========

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,145,148 and 3,949,919 shares of common stock were outstanding at March 31, 2005 and 2004, respectively, and were excluded from the calculation of loss per share as they were antidilutive.

Note 3 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities that are excluded from the results of operations.

The company's comprehensive losses were as follows (in thousands):

                                            Three Months Ended    Nine Months Ended
                                                 March 31,             March 31,
                                            --------------------  --------------------
                                                2005       2004       2005       2004
                                            ---------  ---------  ---------  ---------
Net loss ................................. $  (7,956) $  (7,281) $ (23,046) $ (21,893)
Change in net unrealized losses
  on available-for-sale securities .......      (134)        75       (176)        36
                                            ---------  ---------  ---------  ---------
Comprehensive loss ....................... $  (8,090) $  (7,206) $ (23,222) $ (21,857)
                                            =========  =========  =========  =========

Note 4 - Recent Accounting Pronouncements

At its March 2004 meeting, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to- maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than- temporary impairment evaluations. In September 2004, the FASB issued a final FASB staff position, FSP EITF Issue 03-01-1 that delays the effective date for the measurement and recognition guidance of EITF 03-01. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R ("SFAS 123R"), Share-Based Payment - An Amendment of FASB Statements no. 123 and 95. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for public companies for fiscal years beginning after June 15, 2005. We will be required to implement the standard in the quarter that begins July 1, 2005. The company has not yet determined which fair-value method and transitional provision it will follow.

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

 The following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events, such as our future clinical and product development, financial performance and regulatory review of our product candidates. Our actual results could differ materially from any future performance suggested in this report as a result of various factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report, in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and in our other Securities and Exchange Commission reports and filings. All forward- looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

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

We have two primary drug products, or research and development programs, for which we are currently focusing our efforts: Xcytrin® (motexafin gadolinium) Injection and Antrin® (motexafin lutetium) Angiophototherapy. Xcytrin, our lead product candidate, is an anti-cancer drug being evaluated in various clinical trials. We have enrolled patients in a pivotal randomized Phase 3 trial of Xcytrin for the potential treatment of lung cancer patients with brain metastases. This randomized controlled study, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, will be completed when the protocol mandated six months of follow-up evaluation of surviving patients is obtained. The trial will compare the effects of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin in lung cancer patients with brain metastases. The primary efficacy endpoint will be time to neurologic progression as determined by a blinded events review committee. Survival and neurocognitive function will also be assessed as secondary endpoints of the trial. We requested and received a Special Protocol Assessment from the FDA for the SMART trial. Special Protocol Assessment provides for sponsors of clinical trials to receive official FDA evaluation, guidance and agreement on pivotal trials that will form the basis for final approval.

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

We have incurred significant operating losses since our inception in 1991, and as of March 31, 2005, had an accumulated deficit of approximately $238.8 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

Results of Operations

Research and Development

                                     Three Months ended                   Nine Months ended
                                          March 31,                            March 31,
                                     -----------------------   Percent    -------------------------  Percent
                                         2005        2004       change        2005         2004      change
------------------------------------ ----------- ----------- ------------ ------------ ------------ ---------
Research and development expenses    $6,513,000  $6,096,000       7%      $18,899,000  $18,213,000     4%

The increase of 7% or $417,000 in research and development expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due to an increase of $404,000 in costs to support our clinical trials.

The increase of 4% or $686,000 in research and development expenses for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 was primarily due to an increase in employee costs of $605,000 in order to support the continued development of Xcytrin.

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

                                                                      Related R&D Expenses    Related R&D Expenses
                                                                            Three Months ended      Nine Months ended
                                                                                March 31,               March 31,
                                                                          ----------------------- -------------------------
                                                              Estimated
                                           Phase of          Completion
Product          Description              Development         of Phase        2005        2004        2005         2004
--------- ------------------------- ----------------------- ------------- ----------- ----------- ------------ ------------
XCYTRIN   Cancer                    Several Phase 1 trials  Unknown       $4,310,000  $3,926,000  $12,298,000  $10,676,000
                                    Several Phase 2 trials  Unknown
                                            Phase 3         Fiscal 2006

ANTRIN    Coronary artery disease           Phase 1         Completed        329,000     107,000      572,000      545,000
                                                                          ----------- ----------- ------------ ------------

          Total direct costs.............................................  4,639,000   4,033,000   12,870,000   11,221,000
          Indirect costs.................................................  1,874,000   2,063,000    6,029,000    6,992,000
                                                                          ----------- ----------- ------------ ------------
          Total research and
             development expenses........................................ $6,513,000  $6,096,000  $18,899,000  $18,213,000
                                                                          =========== =========== ============ ============

Marketing, General and Administrative

                                  Three Months ended                   Nine Months ended
                                       March 31,                            March 31,
                                  -----------------------   Percent    -----------------------  Percent
                                      2005        2004       change        2005        2004     change
--------------------------------- ----------- ----------- ------------ ----------- ----------- ---------
Marketing, general and
   administrative expenses        $1,912,000  $1,418,000      35%      $5,492,000  $4,442,000     24%

The increases were primarily due to increases in employee costs and third party costs associated with the company's commercialization strategy for Xcytrin. Employee costs increased $184,000 and $400,000 for the three and nine months ended March 31, 2005, respectively and third party costs increased $82,000 and $554,000 for the three and nine months ended March 31, 2005, respectively.

Interest and Other, Net

                            Three Months ended              Nine Months ended
                                 March 31,                       March 31,
                            ---------------------  Percent  ------------------------  Percent
                               2005       2004     change        2005        2004     change
--------------------------- ---------- ---------- --------- ------------- ---------- ---------

Interest and other, net     $ 469,000  $ 233,000    101%    $  1,345,000  $ 762,000     77%

The increase in both periods was primarily due to higher balances of cash, cash equivalents and marketable securities from our public stock offering in April 2004 and higher interest rates. Our cash equivalents and marketable securities consist primarily of fixed rate instruments.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income.

As of March 31, 2005, we had approximately $79,072,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $22,511,000 during the nine months ended March 31, 2005, resulted primarily from our net loss, net of depreciation and amortization. Net cash used in operating activities of $19,676,000 during the nine months ended March 31, 2004, resulted primarily from our net loss, net of depreciation and amortization, partially offset by an increase in accounts payable and accrued liabilities.

Net cash provided by investing activities of $9,928,000 in the nine months ended March 31, 2005, consisted primarily of maturities and sales of marketable securities, net of purchases of marketable securities. Net cash used in investing activities of $2,405,000 in the nine months ended March 31, 2004 consisted primarily of purchases of marketable securities, net of maturities and sales of marketable securities.

Net cash provided by financing activities of $469,000 and $768,000 in the nine months ended March 31, 2005 and 2004, respectively, consisted primarily of proceeds the issuance of shares from the company's stock plans.

In February 2004, we filed a registration statement on Form S-3 to offer and sell, from time to time, equity, debt securities and warrants in one or more offerings up to a total dollar amount of $100 million. In April 2004, we sold 3,200,000 shares of common stock at a price of $13.00 per share in an underwritten public offering pursuant to this registration statement. We received approximately $39,350,000 in net proceeds from the issuance of the 3,200,000 shares. We may seek to raise funds through additional public offerings in the future but cannot guarantee that such efforts will be successful.

We lease our facility under a non-cancelable operating lease that expires in fiscal 2008. Future minimum lease payments under this non-cancelable operating lease as of March 31, 2005 are as follows:

                                       Operating
                                         Lease
                                      Commitments
                                     ------------
Remaining 3 months of fiscal 2005 .. $   295,000
Fiscal 2006 ........................   1,201,000
Fiscal 2007 ........................   1,220,000
Fiscal 2008 ........................     610,000
                                     ------------
     Total minimum lease payments .. $ 3,326,000
                                     ============

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs through at least fiscal year 2006. Our existing capital resources are insufficient to satisfy our capital requirements through testing, regulatory clearance and commercialization of Xcytrin. We will need to raise additional funds through public or private financings, collaborative relationships (partnerships with other drug manufacturers) or other arrangements to complete commercialization. Our actual capital requirements will depend on many factors, including the status of product development; the time and cost involved in conducting clinical trials and obtaining regulatory approvals; filing, prosecuting and enforcing patent claims; competing technological and market developments; and our ability to market and distribute our products and establish new collaborative and licensing arrangements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. We will be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictions on our business. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2005, these investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

The completion rate of our clinical trials depends upon, among other factors, the rate of patient enrollment, the adequacy of patient follow-up and completion of required clinical evaluations. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs or procedures used for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or are likely to seek patients with the same diseases that we are studying. We may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us. Many factors can effect the adequacy of patient follow-up and completion of required clinical evaluations, including failure of patients to return for scheduled visits or failure of clinical sites to complete necessary documentation. Delays in or failure to obtain required clinical follow-up and completion of clinical evaluations could also have a material adverse effect on the timing and outcome of our clinical trials and product approvals.

Additionally, demands on our clinical staff have been increasing and we expect they will continue to increase due to our monitoring of additional clinical trials. We may fail to effectively oversee and monitor these many simultaneous clinical trials, which would result in increased costs or delays of our clinical trials and negatively impact our ability to collect complete and audited data from clinical sites participating in our SMART trial. Even if these clinical trials are completed, we may fail to complete and submit a new drug application for many reasons, including, as was the case with our first Phase 3 trial of Xcytrin, failure to meet our primary endpoints. Even if we are able to submit a new drug application, the U.S. Food and Drug Administration, or FDA, may refuse to file our application or may not approve our application in a timely manner or at all.

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

We have incurred significant operating losses since our inception in 1991 and, as of March 31, 2005, had an accumulated deficit of approximately $238.8 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products, and to obtain required regulatory clearances and to successfully manufacture and market our proposed products. Our lead product, Xcytrin, may receive regulatory clearance on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products.

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

We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We will expend additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of our products. Specifically, we will require additional funds to commercialize our product.

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
  our current and future manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding regulatory agencies for compliance with strictly enforced current Good Manufacturing Practice and similar foreign standards. Failure to pass these inspections could have a material adverse affect on our ability to produce our products to support our operations;
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
  our current manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand; and
  any disruption of the ability of our manufacturing contractors to supply necessary quantities of our products could have a material adverse affect on our ability to support our operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our year ending June 30, 2005, we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005. If we do not complete timely assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in our implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

New and Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations.

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In particular, in December 2004, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards 123R (SFAS123R), Share-Based Payment-An Amendment of FASB Statements No. 123 and 95, which eliminated the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123R will instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. SFAS 123R is effective for public companies for fiscal years beginning after June 15, 2005. We will be required to implement the standard in the quarter that begins July 1, 2005. The adoption of FAS 123R will materially impact our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2005 would have declined by $374,000.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the third fiscal quarter of 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting: There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

a.	Exhibits
	10.1	First Amendment To Patent License Agreement entered into on or about July 1, 1991 by and between the Company and the University of Texas System, Austin.
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
	32.1	Section 1350 Certifications of CEO and CFO.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACYCLICS, INC.
(Registrant)

Dated: April 29, 2005	By:	/s/ RICHARD A. MILLER, M.D.
Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: April 29, 2005	By:	/s/ LEIV LEA
Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer and Secretary

EXHIBITS INDEX
Exhibit Number	Description
10.1	First Amendment To Patent License Agreement entered into on or about July 1, 1991 by and between the Company and the University of Texas System, Austin. PDF
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1	Section 1350 Certifications of CEO and CFO.

         PDF    Also provided in PDF as a courtesy.