Form 10-K
PHARMACYCLICS INC
filed 2005-09-12
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

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
Preferred Share Purchase Rights
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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934). Yes     No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $174,574,958 based on the closing sale price of the Registrant's common stock on The Nasdaq National Market on the last business day of the Registrant's most recently completed second fiscal quarter. Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's common stock as of July 31, 2005 was 19,807,999.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following document are incorporated by reference into Part III of this Form 10-K: the Definitive Proxy Statement for the Registrant's 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission.

PHARMACYCLICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2005

TABLE OF CONTENTS
PART	I		Page
Item	1.	Business	#
Item	2.	Properties	#
Item	3.	Legal Proceedings	#
Item	4.	Submission of Matters to a Vote of Security Holders	#
PART	II
Item	5.	Market for Registrant's Common Equity and Related Stockholder Matters	#
Item	6.	Selected Financial Data	#
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	#
Item	7A.	Quantitative and Qualitative Disclosures About Market Risks	#
Item	8.	Financial Statements and Supplementary Data	#
Item	9.	Changes in and Disagreements With Auditors on Accounting and Financial Disclosure	#
Item	9A.	Controls and Procedures	#
PART	III
Item	10.	Directors and Executive Officers of the Registrant	#
Item	11.	Executive Compensation	#
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	#
Item	13.	Certain Relationships and Related Transactions	#
Item	14.	Principal Accountant Fees and Services	#
PART	IV
Item	15.	Financial Statement Schedules and Exhibits	#
Signatures			#
Exhibits Index			#

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
  statements about our future capital requirements and the sufficiency of our cash, cash equivalents, marketable securities and other financing proceeds to meet these requirements;
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

Item 1. Business

We are a pharmaceutical company developing a patented new class of drugs to treat cancer, atherosclerosis and other diseases. Our pharmaceutical agents, known as texaphyrins, are synthetic small molecules designed to possess a variety of biological and chemical properties. These ring-shaped molecules have a central core that is capable of bonding with various metal ions. The properties of these molecules may be modified by substitution of different metal ions into the central cavity or by modifying the structure of the texaphyrin ring. This approach enables us to synthesize a number of agents, each possessing unique biochemical properties. By making slight alterations of the chemical structure, we can produce an agent intended to address a particular disease. Two lead product candidates have been produced and are being evaluated in clinical trials:

  Xcytrin® (motexafin gadolinium) Injection, is now being evaluated in several clinical trials. A pivotal randomized Phase 3 trial that enrolled 554 patients has now been completed. We anticipate that data from this trial will be available by the end of calendar 2005. Xcytrin is an anti-cancer agent with a novel mechanism of action. It is designed to selectively target cancer cells and, by disrupting cell metabolism, induce cell death through a cellular process known as apoptosis. Xcytrin has the potential to be used for treating many types of cancer. Several Phase 1 and Phase 2 clinical trials are in progress evaluating Xcytrin as a stand-alone agent, and in combination with chemotherapy, radiation therapy or biologic therapy with monoclonal antibodies. One of Xcytrin's chemical features allows it to be visualized in the body using standard magnetic resonance imaging (MRI) procedures. Using MRI, we have established that Xcytrin localizes selectively in cancers. We own the worldwide rights to Xcytrin.
  Antrin® (motexafin lutetium) Angiophototherapy, has completed Phase 1 clinical trials for the treatment of atherosclerosis involving the coronary arteries of the heart. Antrin targets the inflammatory cell component of a form of atherosclerosis known as vulnerable plaque, the leading cause of heart attacks. Using interventional cardiology procedures, Antrin is selectively activated at the diseased arterial site by light energy delivered into the blood vessel through an optical fiber. We own the worldwide rights to Antrin.

Cellular metabolism is the biologic process through which cells produce energy required for their survival and synthesize simple building blocks into complex molecules necessary for life. Many diseased cells, including cancer cells and inflammatory cells in vulnerable plaque, have metabolic derangements that distinguish them from normal cells. Texaphyrins target these metabolic disturbances and accumulate at the disease site in minutes to a few hours after administration of the drugs. Texaphyrins can be cytotoxic to diseased cells, such as the case with Xcytrin, or they may be designed to be activated selectively at the site of disease, such as with light energy activation of Antrin. Our drugs are intended to act more selectively than standard therapies and thereby to improve treatments for serious and life-threatening diseases such as cancer and coronary artery disease.

Market Overview

Cancer

Cancer results from the uncontrolled multiplication of cells, which invade and interfere with the normal function of adjacent tissues and organs. Frequently, cancer cells become dislodged from their primary site and spread, or metastasize, to other places in the body. Approximately 1.3 million new cases of cancer are diagnosed annually in the United States. The appropriate cancer therapy for each patient depends on the cancer type and careful assessment of the size, location and existence of spread of the tumor using diagnostic imaging procedures. Therapy typically includes some combination of surgery, radiation therapy, chemotherapy or biologic therapy.

Most existing therapies of cancer tend to indiscriminately destroy both healthy and diseased cells and may cause serious side effects. As a result, substantial cancer research has been directed toward developing novel treatments that are more selective for the cancer and less toxic to normal tissues. These approaches seek to identify drugs, radiation therapy procedures or biological agents that are capable of targeted destruction of the tumor with fewer side effects than existing treatments. Ideal agents would be those that are easy to deliver to the patient and capable of being used in combination with other cancer therapies to enhance efficacy without increasing toxicity to normal tissues. In addition to therapies intended to potentially cure patients, much of cancer therapy is utilized for palliation; it is given for reducing the pain and suffering from cancer. The following is a description of the market for current therapies used in the treatment of cancer:

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
  Radiation Therapy. Approximately 4,000 physicians specializing in radiation oncology administer radiation therapy to more than 700,000 patients annually in the United States. Radiation therapy is a localized treatment that may cure patients with tumors that are limited in size and have not spread from the primary site. Radiation therapy is frequently used to ameliorate the symptoms or signs of disease. This approach is not curative and is done to palliate or lessen patient suffering caused by tumor growth at a particular anatomic site. Radiation is usually applied to the tumor site several times per week over a period of two to six weeks. Radiation therapy often has toxic effects on healthy tissue surrounding the tumor because the radiation cannot be adequately targeted. An estimated 50% of newly diagnosed cancer patients, including those with cancers of the lung, breast, prostate, or head and neck region, will receive radiation therapy as part of their initial treatment. In addition, more than 150,000 patients with persistent or recurrent cancer also will receive radiation therapy. A growing trend in radiation oncology is to deliver the radiation concomitantly with chemotherapy drugs in order to improve clinical outcomes.
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
  Targeted Therapy. Recently, monoclonal antibodies and drugs targeting specific molecular defects in cancer cells have been approved for the treatment of some cancers. Although more selective and usually safer than radiation and chemotherapy, these treatments are, so far, limited to certain types of cancer.

Most patients with cancer are treated with a combination of drugs or approaches that are intended to eradicate as much of the cancer as possible. The selection of agents is based on their mechanism of action and safety profile. The goal of combination therapy is to increase tumor destruction without causing unacceptable toxicity. Substantial research efforts are directed to finding new agents with novel mechanisms of action that can be added to existing combination therapy regimens and improve clinical outcomes.

Coronary Artery Disease

Coronary artery disease is most often the result of a condition known as atherosclerosis. Atherosclerosis is a disease in which cholesterol, other fatty materials and inflammatory cells are deposited in the wall of blood vessels, forming a build-up known as plaque. There are two types of plaque, hard (or calcified) and soft (or vulnerable). The build up of hard plaque causes a narrowing of the interior of blood vessels, reducing blood flow, which can lead to a heart attack. However, recent evidence has established that over 80% of heart attacks are caused not by hard plaque, but by vulnerable plaque. Vulnerable plaque results from the accumulation in the blood vessel wall of inflammatory cells and fat covered by a fibrous connective tissue cap. The vulnerable plaque can rupture, which can lead to the formation of a blood clot in the vessel and subsequently to a heart attack. Vulnerable plaque is frequently present at multiple locations within the vessel wall.

Current treatments of hard plaque include coronary artery bypass surgery and other techniques which are aimed at removing or relieving the accumulation of hard plaque. Balloon angioplasty is a procedure using catheter devices inserted inside the vessels to mechanically compress or remove the obstruction. More than 600,000 patients per year in the United States undergo these procedures for treatment of atherosclerosis in the coronary arteries. These procedures require the use of anti-clotting drugs and, frequently, the use of devices known as stents inserted inside the vessels to reduce the incidence of reclosure, which results from traumatic damage to the vessel wall. Generally, these techniques have been limited to treating only focal areas or short sections of the diseased vessel. Vulnerable plaque remains an unmet medical need as balloon angioplasty and stents do not adequately address this condition.

Our Business Strategy

The key elements of our business strategy include:

  Retaining rights and commercializing our oncology products in the U.S. We intend to retain rights and develop sales and marketing capabilities in the U.S. for our oncology products.
  Focusing on proprietary drugs that address large markets for the treatment of cancer. Although our versatile technology platform can be used to develop a wide range of pharmaceutical agents, we have focused most of our initial efforts in oncology where we have established strength in preclinical and clinical development and where accelerated regulatory approval and favorable pricing may be possible.
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
  Establishing strategic alliances. We intend to establish strategic alliances for the commercialization of our oncology products outside the U.S. and for the development and commercialization of potential products that are outside the oncology area.

Status of Products Under Development

The table below summarizes our product candidates and their stage of development:

---------------------------------------------------------------------------------------------------------------
Product Candidate        Disease Indication                                   Development Status(1)
---------------------------------------------------------------------------------------------------------------
CANCER THERAPY

XCYTRIN

   Single Agent          Lung cancer                                       Phase 2 -- enrolling
                         Lymphoma                                          Phase 2 -- enrolling
                         Chronic lymphocytic leukemia (CLL)                Phase 2 -- enrolling
                         Kidney cancer                                     Phase 2 -- enrolling

   With Radiation        Brain metastases from lung cancer                 Phase 3 -- study complete(2)
                         Primary brain tumor                               Phase 2 -- complete
                         Brain metastases with stereotactic radiosurgery   Phase 2 -- enrolling
                         Childhood gliomas(3)                              Phase 1 -- enrollment complete

   With Chemotherapy     Advanced cancers (with Taxotere®)                 Phase 1 -- enrolling (two trials)
                         Primary brain tumor (with Temodar®)               Phase 1 -- enrolling
                         Lung cancer (with cisplatin and Taxotere)         Phase 1 -- enrolling

---------------------------------------------------------------------------------------------------------------
ATHEROSCLEROSIS THERAPY

ANTRIN                   Coronary artery disease                           Phase 1 -- complete
Angiophototherapy

---------------------------------------------------------------------------------------------------------------
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
  Pivotal Phase 3 trial has been completed with data anticipated by the end of calendar 2005.
  Study conducted by the National Cancer Institute.

Cancer Therapy with Xcytrin

Cancer cells have derangements of their metabolism, which distinguishes tumors from normal tissues. Many existing chemotherapy drugs are intended to exploit the metabolic abnormalities of cancer cells, which is the basis for the mode of action of many of these drugs. Xcytrin's selective uptake in tumor cells occurs within minutes of administration and persists for hours, effectively concentrating the drug's effect in the tumor. The targeting of tumors is based on Xcytrin's novel mechanism of action. We believe Xcytrin disrupts redox dependent biochemical pathways in cancer cells by inhibiting the function of certain key proteins. These oxidative stress response proteins are required for cancer cells to survive and grow. By inhibiting these proteins, Xcytrin is designed to weaken, and in some cases, kills the cancer cells. Tumor selectivity occurs because cancer cells have greater abundance of these proteins compared to normal cells. In laboratory studies, cancer cells incubated with Xcytrin undergo either growth arrest or apoptosis, a programmed sequence of events leading to cell death. The sensitivity of cancer cells to Xcytrin varies, depending on the type of cancer. Also in laboratory studies, Xcytrin enhances the activity of several commonly used chemotherapy agents and radiation. In published preclinical studies, animals receiving Xcytrin in combination with radiation therapy or chemotherapy had greater tumor response rates as compared to the control groups receiving equivalent doses of either radiation therapy or chemotherapy alone. Preclinical studies further suggest that Xcytrin increases the effect of radiation therapy at the tumor site, with no increased damage to surrounding healthy tissues. An additional feature of Xcytrin is that it is detectable by magnetic resonance imaging scanning (MRI), providing a method for monitoring its distribution in patients and for determining the precise size and location of tumors.

For our first product candidate, we intend to seek U.S. Food and Drug Administration (FDA) approval of Xcytrin for treatment of patients receiving whole brain radiation therapy for non-small cell lung cancer that has spread to the brain. Patients with this problem, known as brain metastases, develop devastating neurologic complications, including severe headache, seizures, paralysis, blindness and impaired ability to think. Radiation therapy for treatment of this problem is performed on approximately 90,000 patients per year in the United States and is intended to prevent, delay, or reduce these complications. We believe that Xcytrin could eventually be used for the treatment of many other types of cancer.

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

Based on the results of our Phase 1b/2 trial, we conducted an initial randomized, controlled Phase 3 trial with Xcytrin for the treatment of patients with brain metastases who were undergoing whole brain radiation therapy. The study was conducted at more than 50 leading cancer centers in the United States, Canada and Europe and enrolled 401 patients: 251 with lung cancer, 75 with breast cancer and 75 with other tumor types. The results of this study were published in July 2003 in the Journal of Clinical Oncology.

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

The trial did not meet its primary endpoints for the entire patient population. However, there was a significant improvement in time to neurologic progression in the pre-specified stratum of lung cancer patients receiving Xcytrin. Over 60% of the patients in the study had lung cancer, representing the largest sub-group of patients. Results from both the ERC and the investigators' assessments were in agreement that lung cancer patients receiving Xcytrin had a benefit in time to neurologic progression.

By investigator neurologic assessment, treatment with Xcytrin was associated with improved time to neurologic progression in the entire 401 patient population (P=0.018, unadjusted) with the benefit primarily confined to the lung cancer patients. These results were confirmed by the ERC, which also found a benefit in the lung cancer population (P=0.048, unadjusted).

The majority of patients with brain metastases have extensive disease outside the brain and frequently die from causes unrelated to tumor growth in the brain. There was no significant difference in survival in patients who received Xcytrin (median 5.2 months) or who did not receive Xcytrin (median 4.9 months). We believe this lack of survival difference is due to death from tumor progression outside the brain, which would not be expected to be controlled by WBRT. However, lung cancer patients treated with Xcytrin were found to have a reduction in death due to brain tumor progression as assessed by investigators.

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

Neurocognitive function was one of the secondary endpoints of our study. Performance on neurocognitive tests is related to the patient's ability to recognize and remember objects or words, make decisions, be aware of their environment, speak words and reason. Consistent with the findings of the ERC and investigators regarding time to neurologic progression, neurocognitive testing revealed a benefit in prolonging time to neurocognitive progression in six tests of memory and executive function for lung cancer patients treated with Xcytrin. These results were published in January 2004 in the Journal of Clinical Oncology.

The administration of Xcytrin was well tolerated with 96% of the intended doses delivered during the trial. Serious drug related adverse events that were noted include hypertension (5.8%), asthenia (2.6%), hyponatremia (2.1%), leukopenia (2.1%), hyperglycemia (1.6%) and vomiting (1.6%).

Based on the clinical activity seen in our initial Phase 3 trial in patients with brain metastases from lung cancer, we conducted a pivotal Phase 3 clinical trial to confirm the potential clinical benefits observed in patients with brain metastases from non-small cell lung cancer, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial. We have completed the enrollment of 554 patients with brain metastases from non-small cell lung cancer in this international, randomized controlled trial. We anticipate that the results from the SMART trial will be available by the end of calendar 2005. Patients were randomized to receive either Xcytrin plus WBRT or WBRT alone. A battery of neurologic and neurocognitive assessments were obtained with the goal of establishing that the function of the brain is improved in patients receiving treatment with WBRT and Xcytrin. Time to neurologic progression, the primary study endpoint, will be determined by a blinded ERC. Secondary endpoints of this trial include survival, neurocognitive function and time to loss of functional independence.

We requested and received a Special Protocol Assessment (SPA) from the FDA for the SMART trial. Special Protocol Assessment provides for sponsors of clinical trials to receive official FDA evaluation, guidance and agreement on the design and size of pivotal trials that will form the basis for final approval with respect to effectiveness claims. The FDA's agreement contained in the SPA may not be changed, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a product candidate is identified after a Phase 3 trial is commenced.

The FDA has indicated that our Phase 3 trial's primary endpoint of time to neurologic progression is an endpoint that can provide the basis for approval of the drug. In November 2003, we were granted fast track designation by the FDA for the use of Xcytrin for the treatment of brain metastases from lung cancer. This designation will not impact the results of our trial or the overall approvability of Xcytrin with the FDA, but it may assist in expediting the FDA's review of the potential application for the approval of Xcytrin. The FDA has also designated Xcytrin as an orphan drug for the treatment of brain metastases arising from solid tumors, as discussed in further detail below.

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

Our strategy is to evaluate Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. We have begun Phase 2 clinical trials with Xcytrin used alone to treat lung cancer and to treat hematologic cancers such as lymphomas and chronic lymphocytic leukemia. We also have begun Phase 2 clinical trials with Xcytrin used alone for kidney cancer and in combination with stereotactic radiosurgery for the treatment of brain metastases. Phase 1 trials are underway evaluating Xcytrin given in combination with Taxotere for lung, prostate, ovarian and breast cancer and with Temodar for primary brain tumors.

Coronary Artery Disease Therapy

Antrin Angiophototherapy of Vulnerable Plaque

Preclinical studies conducted by Pharmacyclics and our collaborators have demonstrated that texaphyrins accumulate in vascular plaque caused by atherosclerosis. Preclinical studies have indicated that following intravenous injection of Antrin, light delivered into the blood vessel using an optical fiber (angiophototherapy) resulted in non-mechanical reduction or elimination of the plaque without damage to the lining of the vessel. These studies have shown that Antrin and other texaphyrins accumulate in the inflammatory cells within atherosclerosis and that following angiophototherapy the number of these cells is reduced. We believe that these results suggest that Antrin Angiophototherapy has the potential to eliminate or reduce plaque without complications such as thrombosis and reclosure. Additional preclinical studies further suggest that Antrin Angiophototherapy could be used to treat longer segments of blood vessels, which is not possible with other currently available techniques. Vulnerable plaque is rich in inflammatory cells and prone to rupture causing a sudden blood clot and closure of the vessel. It is now believed that the majority of heart attacks are caused by rupture of vulnerable plaque, which is frequently present in multiple locations throughout the coronary arteries. Removal of inflammatory cells suggests that Antrin may reduce or stabilize vulnerable plaque and that this may be achievable over long segments of the coronary arteries.

Clinical Status. Our Phase 1 clinical trial with Antrin Angiophototherapy for the treatment of coronary artery disease in 79 patients receiving balloon angioplasty and stents was published in the September 2003 issue of the journal Circulation. This study was primarily designed to evaluate the safety of various doses of drug and light. Patients received follow-up angiograms six months after treatment to evaluate effects of the treatment on the blood vessels. No major treatment-related angiographic or biochemical adverse effects or abnormalities were observed and no dose-limiting toxicities were noted. No instances of emergency coronary artery bypass, death, stroke or myocardial infarction occurred in patients who received both Antrin infusion and endovascular illumination and activation of the drug. The most frequently reported side effects were mild, transient rash and reversible mild tingling in the hands and feet, some of which lasted days to weeks, but did not require clinical intervention. Optimum drug and light doses were identified for use in subsequent clinical trials.

We believe that Antrin Angiophototherapy may be useful in the treatment or stabilization of vulnerable plaque.

Collaboration and License Agreement

National Cancer Institute Collaboration. In April 1997, the Decision Network Committee of the National Cancer Institute's Division of Cancer Treatment, Diagnosis and Centers voted unanimously to sponsor and fund clinical development of Xcytrin for the treatment of cancer. Under this cooperative research and development agreement, Pharmacyclics and the National Cancer Institute jointly select clinical trials which will be conducted at leading medical centers for various types of cancer. The National Cancer Institute is conducting several separate clinical trials for treatment of brain tumors and cancers involving the lung. We believe that these National Cancer Institute- sponsored trials will supplement our own clinical development efforts for Xcytrin. Although third parties will be conducting the trials, we will provide clinical supplies of our drugs and we intend to monitor the progress and results of these trials.

The University of Texas License. In 1991, we entered into a license agreement with the University of Texas under which we received the exclusive worldwide rights to develop and commercialize porphyrins, expanded porphyrins and other porphyrin-like substances covered by their patents. In consideration for the license, we have paid a total of $300,000. We are obligated to pay royalties based on net sales of products that utilize the licensed technology. The term of the license agreement ends upon the last to expire of the patents covered by the license. We have royalty obligations under the license as long as valid and unexpired patents covering the licensed technology exist. Currently, the dates the last United States and European patents covered by the agreement expire are 2015 and 2014, respectively. Under this agreement, we must be attempting to commercialize one or more products covered by the licensed technology. In the event we fail to attempt to commercialize one or more products covered by the licensed technology, the University of Texas may convert the exclusive license into a non-exclusive license.

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

Our patents, patent applications, and licensed patent rights cover various compounds, pharmaceutical formulations and methods of use. Pharmacyclics owns or licenses rights to:

  76 issued U.S. patents; and
  21 other pending U.S. patent applications.

These issued U.S. patents expire between the years 2009 and 2022. In addition, Pharmacyclics owns or licenses approximately 134 foreign patents, including 82 patents issued in various European countries, more than 80 pending non-U.S. patent applications filed under the Patent Cooperation Treaty, with the European Patent Office, and nationally in Canada, Japan, Australia and other countries.

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

Research and Development

The majority of our operating expenses to date have been related to research and development, or R&D. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D. R&D expenses were $25.0 million in fiscal 2005, $24.4 million in fiscal 2004, and $23.9 million in fiscal 2003.

Marketing and Sales

We currently have no significant marketing, sales, or distribution capabilities, but we plan to build these capabilities in the United States. Since our first product candidate, Xcytrin, is currently in the latter stages of product development, and because we have retained worldwide commercialization rights to Xcytrin, we have started creating a U.S.-based sales and marketing organization in preparation for the potential approval and commercial launch of Xcytrin.

Manufacturing

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

Light Production and Delivery Devices. In connection with our development of Antrin Angiophototherapy, we have developed certain light sources and delivery methods, such as lasers and fiber optic devices. We have purchased laser devices capable of producing the required wavelength of light for use with Antrin. We have acquired, from a contract supplier, cylindrically diffusing light fibers for animal studies and for use in our Antrin clinical trials. In addition, we may seek other suppliers of light delivery devices for clinical trials and commercial purposes, although we cannot be certain that any agreements will be reached with such suppliers on terms commercially reasonable to us, if at all.

Competition

We face intense competition from pharmaceutical companies, universities, governmental entities and others in the development of therapeutic and diagnostic agents for the treatment of diseases which we target.

Although the FDA has not yet approved any agents for the treatment of brain metastases, we expect significant competition in this field, as we believe that one or more companies are developing and testing products which may compete directly with our Xcytrin product under development. These companies may succeed in developing technologies and products that are more effective than ours or would render our products or technologies obsolete. Stereotactic radiosurgery, or delivery of high doses of focused radiation, is being used to treat brain metastases. Although currently used in limited clinical situations, use of stereotactic radiosurgery is expected to increase. See "Risk Factors - We face rapid technological change and intense competition."

We also face intense competition in the treatment of atherosclerosis, which currently includes the use of pharmaceutical agents and devices. Various drugs also have been shown to reduce or prevent atherosclerosis. Balloon angioplasty and stents are widely used and generally accepted techniques to reduce the narrowing of vessels by atherosclerosis. Recently, drug eluting stents have been approved for use in preventing restenosis following balloon angioplasty. No agents or devices have been approved for treatment of vulnerable plaque.

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

Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. We then submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. Further, an independent Institutional Review Board at the medical center proposing to conduct the clinical trials must review and approve any clinical study.

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
  Phase 3: When Phase 2 evaluations demonstrate that a dosage range of the product may be effective and has an acceptable safety profile, Phase 3 trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

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

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a New Drug Application, or NDA, for approval of the marketing and commercial shipment of the product. The FDA may not accept the NDA for review if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data are accepted for filing, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. In addition, before approving an NDA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the facility is in substantial compliance with cGMP regulations. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

We have utilized the procedure called "Special Protocol Assessment" for Xcytrin. Under this procedure, a sponsor may seek the FDA's agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a product candidate is identified after a Phase 3 trial is commenced. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. While we have received FDA's agreement on a Special Protocol Assessment for the Phase 3 SMART trial assessing Xcytrin, there can be no assurance that this trial will have a successful outcome.

In November 2003, the FDA also granted "fast track" designation to Xcytrin for the treatment of brain metastases from lung cancer. "Fast track" products are those cancer therapies and other therapies intended to treat severe or life-threatening diseases. Under the fast track program, the sponsor of a new drug may request the FDA to designate a drug for a specific indication as a fast track drug concurrent with or after the IND is filed for the product candidate. Under a fast track designation, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is submitted. Additionally, a fast track drug may qualify for priority review by the FDA. Under FDA priority review policies, a drug is eligible for priority review, or review within a six month time frame from the time a complete NDA is accepted for filing, if the product provides a significant improvement compared to marketed products in the treatment, diagnosis, or prevention of a disease. A fast track designated drug would ordinarily meet the FDA's criteria for priority review. We cannot guarantee any of our products will receive a priority review designation, or if a priority review designation is received, that review or approval will be faster than conventional FDA procedures, or that FDA will ultimately grant product approval. These FDA policies are intended to facilitate the development, expedite the review, and shorten the total time for marketing approval for cancer therapies and other therapies intended to treat severe or life-threatening diseases.

The FDA has also designated Xcytrin as an orphan drug for the treatment of brain metastases arising from solid tumors. Under the FDA's orphan drug regulations, the FDA may designate a drug candidate as an orphan drug if it is intended for the treatment of a rare disease or condition affecting fewer than 200,000 people in the United States, or if the disease or condition occurs so infrequently that there is no reasonable expectation that the costs of the drug development and marketing will be recovered in future sales of the drug in the United States. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process. If a product which has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the sponsor is entitled to seven (7) years of marketing exclusivity after FDA approval during which time another sponsor may not obtain FDA approval to market the same drug for the same indication, unless the other sponsor demonstrates to the FDA that its product is clinically superior to the orphan drug. Orphan drugs are also typically eligible for tax credits for clinical research and are exempt from fees imposed when an application to approve the product for marketing is submitted.

In addition to the drug approval requirements applicable to our Antrin Angiophototherapy product for treatment of atherosclerosis, we may also need to obtain FDA approval for the laser and associated light delivery devices used in such treatments, which are regulated by the FDA as medical devices. The FDA's regulations governing the development, approval and marketing of medical devices are similar to those governing the development, approval and marketing of drug products. To obtain approval of such devices, Pharmacyclics and the manufacturers of such devices may be required to submit additional clinical data obtained from the use of such devices with Antrin, which may further delay or hinder the approval process for Antrin. Manufacturers of such light delivery devices currently are under no obligation to us to file or pursue such applications, and any delay or refusal on their part to do so could have a material adverse effect on us.

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

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with Good Manufacturing Practice regulations, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the current Good Manufacturing Practice, or cGMP, regulations and other FDA regulatory requirements.

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

Third-Party Payor Coverage and Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and reimbursement from government and other third-party payors, including the Medicare and Medicaid programs. Third-party payors are increasingly challenging the pricing of pharmaceutical products and may not consider our products cost-effective or may not provide coverage of and reimbursement for our products, in whole or in part. In the United States, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. For instance, on December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, which, among other things, establishes a new prescription drug benefit beginning January 1, 2006 and changes reimbursement for certain oncology drugs under existing benefits. It remains difficult to predict the impact that the MMA will have on us and our industry. Furthermore, we cannot predict the impact on our business of any legislation or regulations that may be enacted or adopted in the future.

Employees

As of June 30, 2005, we had 128 employees, two of whom were part-time. Ninety-nine of our employees are engaged in research, development, preclinical and clinical testing, manufacturing, quality assurance and quality control and regulatory affairs and 29 in marketing, finance, administration and operations. Twenty-four of our employees have an M.D. or Ph.D. degree. Our future performance depends in significant part upon the continued service of our key scientific, technical and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

Available Information

We were incorporated in Delaware on April 19, 1991 and commenced operations in 1992.

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We maintain a site on the worldwide web at www.pcyc.com; however, information found on our website is not incorporated by reference into this report. We make our SEC filings available free of charge on or through our website, including our annual report on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this annual report on Form 10-K is located at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800- SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products under development. The time frame necessary to achieve these goals for any individual product is long and uncertain. Before we can sell any of our products under development, we must demonstrate to the satisfaction of the FDA and regulatory authorities in foreign markets through the submission of preclinical (animal) studies and clinical (human) trials that each product is safe and effective for human use for each targeted disease. We have conducted and plan to continue to conduct extensive and costly clinical trials to assess the safety and effectiveness of our potential products. We cannot be certain that we will be permitted to begin or continue our planned clinical trials for our potential products, or if permitted, that our potential products will prove to be safe and produce their intended effects.

The completion rate of our clinical trials depends upon, among other factors, the rate of patient enrollment, the adequacy of patient follow-up and the completion of required clinical evaluations. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs or procedures used for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or are likely to seek patients with the same diseases that we are studying. We may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on us. Many factors can affect the adequacy of patient follow-up and completion of required clinical evaluations, including failure of patients to return for scheduled visits or failure of clinical sites to complete necessary documentation. Delays in or failure to obtain required clinical follow-up and completion of clinical evaluations could also have a material adverse effect on the timing and outcome of our clinical trials and product approvals.

Additionally, demands on our clinical staff have been increasing and we expect they will continue to increase due to our monitoring of additional clinical trials. We may fail to effectively oversee and monitor these many simultaneous clinical trials, which would result in increased costs or delays of our clinical trials and negatively impact our ability to collect complete and audited data from clinical sites participating in our Phase 3 SMART trial. Even if these clinical trials are completed and audited data is collected, we may fail to complete and submit a new drug application for many reasons, including, as was the case with our first Phase 3 trial of Xcytrin, failure to meet our primary endpoints.

We have received a Special Protocol Assessment (SPA) from the FDA for our Phase 3 SMART trial. In the SPA process, the FDA reviewed the design, size and planned analysis of the SMART trial and provided comments regarding the trial's adequacy to form a basis for approval if the trial is successful in meeting its predetermined objectives. The FDA's written agreement is binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial is commenced. Even if we file a new drug application based on data from the SMART trial, there is no guarantee that the application will be approved. Any change to the protocol for the SMART trial included in the SPA would require prior FDA approval, which could delay our ability to implement such change.

Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, data from clinical trials we are conducting are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory approval of the potential product and would materially harm our business. Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products. In this regard, our initial Phase 3 trial of Xcytrin failed to meet its co-primary endpoints even though our Phase 1b/2 trial showed a benefit for treated patients. The outcome of the current Phase 3 SMART trial may delay or prevent the regulatory approval of Xcytrin as a treatment for brain metastases in patients with lung cancer and may result in material harm to our business. The outcomes of our other ongoing Phase 1 and Phase 2 trials with Xcytrin for additional cancer indications may not provide sufficient data supporting advancement of the development of Xcytrin for these additional cancer indications and also may result in material harm to our business.

We have a history of operating losses and we expect to continue to have losses in the future.

We have incurred significant operating losses since our inception in 1991 and, as of June 30, 2005, had an accumulated deficit of approximately $246.8 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products. Our lead product, Xcytrin, may receive regulatory approval on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products.

Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business.

The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA approval to market a product, we will have to demonstrate to the satisfaction of the FDA that the product is safe and effective for the patient population and for the diseases that will be treated. Clinical trials, and the manufacturing and marketing of products, are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources.

Data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. Data from our completed initial Phase 3 clinical trial of Xcytrin were not sufficient to obtain regulatory approval. Any approval of Xcytrin will require at least one additional clinical trial, including the Phase 3 trial we are currently conducting. Conducting additional trials will cause significant delays in approval and consume additional resources and may not be sufficient to obtain regulatory approval.

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

Furthermore, regulatory approval may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products, which in turn would have a material adverse effect on our business, financial condition and results of operations:

  failure to obtain and thereafter maintain requisite governmental approvals;
  failure to obtain approvals for specific indications of our products under development; or
  identification of serious and unanticipated adverse side effects in our products under development.

Any regulatory approval that we receive for a product candidate may be subject to limitations on the indicated uses for which the product may be marketed. In addition, if the FDA and/or foreign regulatory agencies approve any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion of the product will be subject to extensive regulatory requirements. We and the manufacturers of our product candidates must also comply with the applicable FDA Good Manufacturing Practice ("GMP") regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. We or our present or future suppliers may be unable to comply with the applicable GMP regulations and other FDA regulatory requirements. Failure of our suppliers to follow current Good Manufacturing Practice or other regulatory requirements may lead to significant delays in the availability of products for commercial or clinical use and could subject us to fines, injunctions and civil penalties. We also may be subject to delays in commercializing our products for Antrin Angiophototherapy due to delays in approvals of the third-party light sources required for this product.

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

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least fiscal year 2006. We may, however, choose to raise additional funds before then. Our actual capital requirements will depend on many factors, including:

  continued progress of our research and development programs;
  our ability to establish collaborative arrangements and maintain existing ones;
  progress with preclinical studies and clinical trials;
  the time and costs involved in obtaining regulatory approval;
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
  marketing and distribution support;
  the introduction, market penetration and pricing strategies of competing and future products; and
  coverage and reimbursement policies of governmental and other third-party payors such as insurance companies, health maintenance organizations and other plan administrators.

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

We rely on contract clinical research organizations, or CROs, for various aspects of our clinical development activities including clinical trial monitoring, data collection and data management. As a result, we have had and continue to have less control over the conduct of clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Although we rely on CROs to conduct our clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with the investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements.

Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Any failure of such CROs to successfully accomplish clinical trial monitoring, data collection and data management and the other services they provide for us in a timely manner and in compliance with regulatory requirements could have a material adverse effect on our ability to complete clinical development of our products and obtain regulatory approval. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternate service provider. However, making such changes may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be difficult to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

We have no expertise in the development of light sources and associated light delivery devices required for our Antrin Angiophototherapy product under development. Successful development, manufacturing, approval and distribution of this product will require third-party participation for the required light sources, associated light delivery devices and other equipment. Failure to develop such relationships may require us to develop additional supply sources that may require additional clinical trials and regulatory approvals and could materially delay commercialization of our Antrin product under development. We may be unable to establish or maintain relationships with other supply sources on a commercially reasonable basis, if at all, or alternatively, the enabling devices may not receive regulatory approval.

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
  our current and future manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding regulatory agencies for compliance with strictly enforced current Good Manufacturing Practice and similar foreign standards. Failure to pass these inspections could have a material adverse effect on our ability to produce our products to support our operations;
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
  our current manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand; and
  any disruption of the ability of our manufacturing contractors to supply necessary quantities of our products could have a material adverse effect on our ability to support our operations.

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

We may need to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules, including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While we have been able to complete a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ending June 30, 2005, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, coverage and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of potentially applicable laws and regulations. If we fail to comply with any of these laws and regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

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
  changes in the structure of healthcare payment systems and the coverage and reimbursement policies of governmental and other third-party payors;
  our ability to successfully commercialize our products if they are approved;
  comments by securities analysts; and
  general market conditions in our industry.

In addition, if any of the risks described in this section entitled "Factors That May Affect Future Operating Results" actually occur, there could be a dramatic and material adverse impact on the market price of our common stock.

Current health care laws and regulations and future legislative or regulatory changes to the healthcare system may affect our ability to sell our products profitably.

In the United States, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system and, in particular, that are intended to contain or reduce the costs of medical products and services. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, could significantly influence the manner in which pharmaceutical products are prescribed and purchased and will impact reimbursement for our products, which could result in a reduction in demand for our products. The MMA established a new reimbursement methodology for certain drugs furnished in hospital outpatient departments and physicians' offices which is based on the average sales price, or ASP, of the product. Application of the ASP reimbursement methodology has resulted in a decrease in the reimbursement levels for certain oncology drugs furnished in hospital outpatient departments and physicians' offices in 2005 As implemented in a recent rule establishing an MMA-mandated competitive bidding program, or CAP, physicians who administer drugs in their offices will be offered an option to acquire drugs covered under the Medicare Part B benefit from vendors who are selected in a competitive bidding process. Winning vendors would be selected based on criteria that include their bid price. The Department of Health and Human Services, Centers for Medicare and Medicaid Services recently delayed implementation of the CAP program until at least July 2006. These new reimbursement measures could negatively impact our ability to sell our products. The MMA also established a new Part D prescription drug benefit, which is to become effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries will be able to obtain prescription drug coverage from private sector providers. These private sector providers will be permitted to limit the number of prescription drugs that will be covered in each therapeutic category and class on their formularies. We cannot predict whether our products will be placed on the formularies of the private sector providers participating in the Part D program in 2006 and beyond, and if our products are not placed on such formularies, this could negatively impact our ability to sell our products. It remains difficult to predict the impact that the prescription drug program, and the MMA generally, will have on us and our industry. The expanded access to prescription medications afforded by Medicare coverage of prescription drugs may increase the volume of pharmaceutical sales. However, this potential sales volume increase may be offset by increased downward pricing pressures resulting from the enhanced purchasing power of private sector providers who will negotiate drug pricing on behalf of Medicare beneficiaries under Part D.

In addition, we may face competition for our products from lower priced products from foreign countries that have placed price controls on pharmaceutical products. The MMA contains provisions that may change U.S. importation laws and expand consumers' ability to import lower priced versions of our and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The Secretary of Health and Human Services has not yet announced any plans to make the required certification. As directed by Congress, a task force on drug importation conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for U.S. consumers. The task force report issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted. In addition, a number of federal legislative proposals have been made to implement the changes to the U.S. importation laws without any certification, and to broaden permissible imports in other ways. Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service, and other government agencies. For example, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts. The importation of foreign products that compete with our own products could negatively impact our profitability.

There also have been and likely will continue to be legislative and regulatory proposals at the state and federal levels that could bring about significant changes to the Medicaid drug rebate program and other federal pharmaceutical pricing programs in which we plan to participate for our products. Given these and other recent federal and state government initiatives directed at lowering the total cost of health care, federal and state lawmakers will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid programs. We cannot predict the impact on our business of any legislation or regulations that may be adopted in the future. Any cost containment measures and other healthcare system reforms that are adopted could have a material adverse effect on our ability to operate profitably.

If our products are not accepted by the market or if users of our products are unable to obtain adequate coverage of and reimbursement for our products from government and other third-party payors, our revenues and profitability will suffer.

Our ability to commercialize our products successfully will depend in significant part on the extent to which appropriate coverage of and reimbursement for our products and related treatments are obtained from governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payors are increasingly challenging the prices charged for medical products and services. We cannot provide any assurances that third-party payors will consider our products cost-effective or provide coverage of and reimbursement for our products, in whole or in part.

Uncertainty exists as to the coverage and reimbursement status of newly approved medical products and services and newly approved indications for existing products. Third-party payors may conclude that our products are less safe, less effective, or less cost-effective than existing products, and third- party payors may not approve our products for coverage and reimbursement. If we are unable to obtain adequate coverage of and reimbursement for our products from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them. Such reduction or limitation in use of our products could cause our sales to suffer. Even if third-party payors make reimbursement available, payment levels may not be sufficient to make the sale of our products profitable to us.

Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of medical services and products may result in inadequate coverage of and reimbursement for our products. Many third-party payors, including in particular HMOs, are pursuing various ways to reduce pharmaceutical costs, including, for instance, the use of formularies. The market for our products depends on access to such formularies, which are lists of medications for which third-party payors provide reimbursement. These formularies are increasingly restricted, and pharmaceutical companies face significant competition in their efforts to place their products on formularies of HMOs and other third-party payors. This increased competition has led to a trend of downward pricing pressure in the industry. The cost containment measures that third-party payors are instituting could have a material adverse effect on our ability to operate profitably.

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

New and Potential New Accounting Pronouncements May Impact Our Future Financial Position and Results of Operations.

New accounting pronouncements or regulatory rulings may have an impact on our future financial position and results of operations. In particular, in December 2004, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards 123R (SFAS 123R), Share-Based Payment-An Amendment of FASB Statements No. 123 and 95, which eliminated the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R will instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. SFAS 123R is effective for public companies for fiscal years beginning after June 15, 2005. We will be required to implement SFAS 123R in the quarter that begins July 1, 2005. The adoption of FAS 123R will materially impact our results of operations.

Executive Officers and Directors

Executive officers and directors of the company, and their ages as of August 31, 2005, are as follows:

Name	Age	Position
Richard A. Miller, M.D.	54	President, Chief Executive Officer and Director
Geoffrey Cooper, Ph.D.	56	Senior Vice President, Business Development
Timothy G. Whitten	48	Senior Vice President, Commercial Operations
Leiv Lea	51	Vice President, Finance and Administration and Chief Financial Officer and Secretary
Hugo Madden, Ph.D.	56	Vice President, Chemical Operations
See-Chun Phan, M.D.	41	Vice President, Clinical Research
Markus F. Renschler, M.D.	44	Vice President, Oncology Clinical Development
Miles R. Gilburne (2)(3)	54	Director
Loretta M. Itri, M.D. (2)(3)	56	Director
Richard M. Levy, Ph.D. (1)(3)	67	Director
William R. Rohn (1)(3)	62	Director
Craig C. Taylor (2)(3)	55	Director
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

Dr. Cooper has served as Senior Vice President, Business Development since June 2005. Prior to joining Pharmacyclics, Dr. Cooper was Vice President, Corporate Development of OSI Pharmaceuticals, Inc. from June 1998 to June 2005, Senior Licensing Officer at Tanabe Seiyaku Co., Ltd. from February 1996 to June 1998, Assistant Vice President, Worldwide Licensing at Wyeth-Ayerst Laboratories from January 1995 to January 1996, and Senior Director, Licensing at American Cyanamid Lederle Laboratories from October 1989 to January 1995. Dr. Cooper received a Ph.D. in pharmaceutical chemistry from the University of Aston, Birmingham, U.K., and conducted post-doctoral research in metabolic disease at University College, Cardiff, U.K.

Mr. Whitten has served as Senior Vice President, Commercial Operations since September 2001. From 1985 through 2001, Mr. Whitten served in a variety of positions at Bristol-Myers Squibb, most recently as: Vice President, Global Marketing, Oncology, from February 2000 to September 2001; Vice President, Global Marketing, Oncology and Immunology from February 1999 to February 2000; Vice President, Pravastatin Initiative, from November 1997 to February 1999; Vice President, Marketing, Oncology and Immunology for the U.S. Business Unit, from April 1996 to October 1997. Mr. Whitten received his B.S. in Pharmacy from West Virginia University and an M.B.A. from the University of Virginia.

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

Dr. Renschler has served as Vice President, Oncology Clinical Development since May 2001. Prior to that, Dr. Renschler served as Senior Director of Clinical Development from May 1998 to May 2001. Prior to that, Dr. Renschler served as Director of Clinical Development from January 1996 to May 1998. Dr. Renschler is also a Clinical Associate Professor of Medicine/Oncology at Stanford University School of Medicine. He is board certified both in Medical Oncology and Internal Medicine. Dr. Renschler received his M.D. from Stanford University and a B.A. degree in Public and International Affairs from Princeton University.

Mr. Gilburne was elected as a Director of the company in March 2000. Mr. Gilburne has been a managing member of ZG Ventures, a venture capital and investment company, since 2000. From February 1995 through December 1999, he was Senior Vice President, Corporate Development for America Online, Inc., an internet services company. He is currently also a member of the board of directors of Time Warner Inc. and SRA International, Inc. Prior to joining America Online, Mr. Gilburne was a founding partner of the Silicon Valley office of the law firm of Weil, Gotshal and Manges and a founding partner of the Cole Gilburne Fund, an early stage venture capital fund focused on information technology. Mr. Gilburne received an A.B. degree from Princeton University and a law degree from the Harvard Law School.

Dr. Itri was elected as a Director of the company in July 2001. She has served as President, Pharmaceutical Development, and Chief Medical Officer of Genta Incorporated, a biopharmaceutical company, since March 2003. She joined Genta in March 2001 as Executive Vice President, Clinical Development and Chief Medical Officer. From November 1990 to January 2000 she was Senior Vice President, Worldwide Clinical Affairs, and Chief Medical Officer at Ortho Biotech Inc., a Johnson & Johnson Company. Dr. Itri earned her M.D. from New York Medical College, and is board certified in Internal Medicine. She completed a fellowship in Medical Oncology at Memorial Sloan-Kettering Cancer Center.

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

Mr. Rohn was elected as a Director of the company in March 2000. He retired in January 2005 from his position as the Chief Operating Officer of Biogen Idec Inc., a biopharmaceutical company, since the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in November 2003. He served as the President and Chief Operating Officer of IDEC Pharmaceuticals Corporation from January 2002 to November 2003. He joined IDEC in August 1993 as Senior Vice President, Commercial and Corporate Development and was appointed Senior Vice President, Commercial Operations in April 1996 and Chief Operating Officer in May 1998. From 1984 to 1993, he was employed by Adria Laboratories, most recently as Senior Vice President of Sales and Marketing. Mr. Rohn is currently also a Director of Cerus Corporation and Metabasis Therapeutics, Inc. Mr. Rohn received a B.A. in Marketing from Michigan State University.

Mr. Taylor was elected as a Director of the company in June 1991. Mr. Taylor is a General Partner of AMC Partners 89, L.P., and the General Partner of Asset Management Associates 1989, L.P., a private venture capital partnership. Mr. Taylor has been a Managing Member of Alloy Ventures, a venture management firm which succeeded Asset Management Company (the prior management firm for the Asset Management funds), since 1998. Mr. Taylor had been with Asset Management Company from 1977 to 1998, as General Partner since 1982. Mr. Taylor is a Director of Solexa, Inc., Adeza Biomedical, Inc., and several private companies. Mr. Taylor holds B.S. and M.S. degrees in Physics from Brown University and an M.B.A. from Stanford University.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq Stock Market under the symbol "PCYC." The following table sets forth, for the periods indicated, the high and low sales prices of our common stock.

	HIGH	LOW
FISCAL YEAR ENDED JUNE 30, 2004 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 5.59 9.28 14.60 15.20	$ 4.35 4.85 7.03 9.28
FISCAL YEAR ENDED JUNE 30, 2005 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 12.86 12.50 10.88 8.43	$ 7.60 9.25 7.73 6.25

As of June 30, 2005, there were 141 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The company has two (2) equity compensation plans that have been approved by the stockholders of the company pursuant to which it is currently granting awards: the 2004 Equity Incentive Award Plan and the Employee Stock Purchase Plan. The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under all of the company's equity compensation plans, at June 30, 2005:

                                                                              Number of securities
                                                                               remaining available
                                   Number of securities                        for future issuance
                                       to be issued       Weighted-average        under equity
                                     upon exercise of     exercise price of    compensation plans
                                   outstanding options   outstanding options  (excluding securities
                                        and rights           and rights      reflected in column (a)
Plan Category                              (a)                   (b)                 (c)(1)
---------------------------------- --------------------  ------------------- -----------------------
Equity compensation plans
  approved by security holders(2)            4,685,838  $             15.56                 962,285

Equity compensation plans not
  approved by security holders(3)              100,000  $              7.76                      --
                                   --------------------                      -----------------------
Total                                        4,785,838  $             15.40                 962,285
                                   ====================                      =======================
  Includes 201,989 shares issuable under the company's Employee Stock Purchase Plan.
  Includes our:
    2004 Equity Incentive Award Plan
    1995 Stock Option Plan
    1995 Non-Employee Director Stock Option Plan
    1992 Stock Option Plan
    Employee Stock Purchase Plan
  On June 3, 2005, we granted Geoffrey Cooper an option to purchase shares of our common stock in connection with his joining the company. These options were granted without stockholder approved pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv) under the following terms: 100,000 non-qualified stock options, 10-year duration, an exercise price of $7.76 per share, of which 1/4 of the total grant vests on the one-year anniversary of Dr. Cooper's hire and 1/48th of the total grant vests each month thereafter until the grant is fully vested.

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes included elsewhere herein.

                                                                                                   Period
                                                                                                    from
                                                                                                  Inception
                                                                                              (April 19, 1991)
                                                          Year Ended June 30,                      through
                                           -----------------------------------------------------  June 30,
                                             2005       2004       2003       2002       2001       2005
                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                      (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License and milestone revenues ........ $      --  $      --  $      --  $      --  $      --  $   7,855
  Contract revenues .....................        --         --         --         --      3,121      5,847
                                           ---------  ---------  ---------  ---------  ---------  ---------
      Total revenues ....................        --         --         --         --      3,121     13,702
                                           ---------  ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development ..............    24,964     24,447     23,912     33,981     37,974    246,890
  General and administrative ............     7,905      5,843      6,167      7,791      6,548     49,487
                                           ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses ..........    32,869     30,290     30,079     41,772     44,522    296,377
                                           ---------  ---------  ---------  ---------  ---------  ---------
Loss from operations ....................   (32,869)   (30,290)   (30,079)   (41,772)   (41,401)  (282,675)
Interest income .........................     1,821      1,132      1,809      5,152     10,604     37,461
Interest expense and other
   income (expense), net ................        --         (7)       (28)        45       (128)    (1,564)
                                           ---------  ---------  ---------  ---------  ---------  ---------
Net loss................................. $ (31,048) $ (29,165) $ (28,298) $ (36,575) $ (30,925) $(246,778)
                                           =========  =========  =========  =========  =========  =========
Basic and diluted net
   loss per share(1)..................... $   (1.57) $   (1.71) $   (1.75) $   (2.27) $   (1.92)
                                           =========  =========  =========  =========  =========
Shares used to compute basic and
  diluted net loss per share(1) .........    19,720     17,064     16,205     16,143     16,075
                                           =========  =========  =========  =========  =========

                                                                 June 30,
                                           -----------------------------------------------------
                                             2005       2004       2003       2002       2001
                                           ---------  ---------  ---------  ---------  ---------
                                                                (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities ............................ $  71,899  $ 101,418  $  87,735  $ 114,918  $ 152,782
Total assets ............................    74,564    104,667     91,853    121,012    160,973
Deficit accumulated during
  development stage .....................  (246,778)  (215,730)  (186,565)  (158,267)  (121,692)
Total stockholders' equity ..............    69,994    100,288     89,410    117,608    154,355

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

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and other diseases. To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not expect to generate any product revenues until we receive the necessary regulatory and marketing approvals and launch one of our products, if at all. We have two primary drug products, or research and development programs, on which we are currently focusing our efforts: Xcytrin and Antrin.

We have incurred significant operating losses since our inception in 1991, and as of June 30, 2005, had an accumulated deficit of approximately $246.8 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory approvals and successfully manufacture and market our products.

Xcytrin, our lead product candidate, is an anti-cancer agent being evaluated in various clinical situations. We have completed a pivotal randomized Phase 3 trial of Xcytrin for the potential treatment of lung cancer patients with brain metastases. This randomized controlled study, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, enrolled 554 patients; and we plan to announce results from this trial by the end of calendar 2005. The trial will compare the effects of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin in lung cancer patients with brain metastases. The primary efficacy endpoint will be time to neurologic progression as determined by a blinded events review committee. Survival and neurocognitive function will also be assessed as secondary endpoints of the trial. We requested and received a Special Protocol Assessment from the FDA for the SMART trial. Special Protocol Assessment provides for sponsors of clinical trials to receive official FDA evaluation, guidance and agreement on pivotal trials that will form the basis for final approval.

Our strategy is to evaluate Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. We have begun Phase 2 clinical trials with Xcytrin used alone to treat lung cancer and to treat hematologic cancers such as lymphomas and chronic lymphocytic leukemia. We also are conducting Phase 2 clinical trials with Xcytrin used alone for kidney cancer and in combination with stereotactic radiosurgery for the treatment of brain metastases. Phase 1 trials are underway evaluating Xcytrin given in combination with Taxotere for lung, prostate, ovarian and breast cancer.

We also completed a Phase 1 clinical trial with Antrin Angiophototherapy for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. This study was primarily designed to evaluate the safety of various doses of drug and light. Results of this trial were published in the September 2003 issue of the journal Circulation. Seventy-nine patients were treated on this protocol, which demonstrated the safety and feasibility of Antrin Angiophototherapy and determined optimum doses of drug and light for future trials. No major treatment-related angiographic or biochemical adverse effects or abnormalities were observed and no dose-limiting toxicities were noted. No instances of emergency coronary artery bypass, death, stroke or myocardial infarction occurred in patients who received both Antrin infusion and endovascular illumination and activation of the drug. The most frequently reported side effects were mild, transient rash and reversible mild tingling in the hands and feet, some of which lasted days to weeks, but did not require clinical intervention.

We are subject to risks common to pharmaceutical companies developing products, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, uncertainty of market acceptance of our products, history of and expectation of future operating losses, reliance on collaborative partners, enforcement of patent and proprietary rights, and the need for future capital. In order for a product to be commercialized, we must conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate coverage of and reimbursement for our products from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

Critical Accounting Policies, Estimates and Judgments

This discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and clinical trial accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our financial statements and accompanying notes.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, title has transferred or services have been rendered, the price is fixed and determinable and collectibility is reasonable assured. License revenue is typically recognized over the term of the arrangement and milestone revenue is recognized when earned as evidenced by achievement of the specified milestone and the absence of any on-going obligation. License, milestone, contract and grant revenues are not subject to repayment. Any amounts received in advance of performance are recorded as deferred revenues.

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2005, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

  Length of the time and the extent to which the market value has been less than cost;
  The financial condition and near-term prospects of the issuer; and
  Our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Recent Accounting Pronouncements

At its March 2004 meeting, the FASB's Emerging Issues Task Force (EITF) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the FASB issued a final FASB staff position, FSP EITF Issue 03-01-1, that delays the effective date for the measurement and recognition guidance of EITF 03-01. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R (SFAS 123R), Share-Based Payment - An Amendment of FASB Statements no. 123 and 95. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the statement of operations. SFAS 123R will be effective for public companies for fiscal years beginning after June 15, 2005. We will be required to implement SFAS 123R in the quarter that begins July 1, 2005. The company has not yet determined which fair-value method and transitional provision it will follow and thus has not determined the impact on its financial statements.

Results of Operations

Comparison of Years Ended June 30, 2005, 2004 and 2003

Revenues. We had no revenues for the years ended June 30, 2005, 2004 and 2003.

Research and Development Expenses. Research and development expenses were $24,964,000, $24,447,000 and $23,912,000 for the years ended June 30, 2005, 2004 and 2003, respectively. The $517,000 increase from 2004 to 2005 was primarily due to an increase in personnel and consulting costs to support clinical activities, partially offset by a reduction in depreciation and rent expense. The $535,000 increase from 2003 to 2004 was primarily due to an increase in third-party clinical trial costs offset by reduced personnel costs related to lower average headcount and reduced facility costs.

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

                                                                                        Related R&D Expenses
                                                                                        Years ended June 30,
                                                                                        --------------------
                                                                      Estimated
                                                   Phase of           Completion
Product            Description                    Development          of Phase     2005         2004         2003
------- --------------------------------- --------------------------- ---------- -----------  -----------  -----------
XCYTRIN Cancer                              Several Phase 1 trials    Unknown   $16,045,000  $14,603,000  $10,770,000
                                            Several Phase 2 trials    Unknown
                                                    Phase 3           Fiscal 2006

ANTRIN  Coronary artery disease                     Phase 1           Completed     708,000      653,000    1,241,000

OTHER                                                                                   ---      123,000      261,000
                                                                                 -----------  -----------  -----------
        Total direct costs...................................................... 16,753,000   15,379,000   12,272,000
        Indirect costs..........................................................  8,211,000    9,068,000   11,640,000
                                                                                 -----------  -----------  -----------
        Total research and
           development costs....................................................$24,964,000  $24,447,000  $23,912,000
                                                                                 ===========  ===========  ===========

Research and development expenses increased $517,000, or 2% for the year ended June 30, 2005 compared to the year ended June 30, 2004, and were comprised of the following:

  Xcytrin program costs increased $1,442,000, or 10%, primarily due to:
    an increase in third-party clinical trial costs and related clinical trial activities of $865,000 as we continued enrollment in our Phase 3 SMART trial and several other Phase 1 and Phase 2 trials.
    an increase in employee costs of $798,000 as we allocated more employee resources to support our clinical trials.
  Antrin program costs increased $55,000, or 8%, due to an increase in employee costs ($105,000) partially offset by slightly lower pre-clinical study costs ($38,000).
  Indirect costs decreased $857,000, or 9%, primarily due to:
    a decrease in facility costs ($633,000) due to a decrease in building space leased and a decrease in depreciation due to a smaller asset base.
    a decrease in employee costs ($76,000) as we focused our resources on supporting the Xcytrin clinical trials.

Research and development expenses increased $535,000, or 2%, for the year ended June 30, 2004 compared to the year ended June 30, 2003, and were comprised of the following:

  Xcytrin program costs increased $3,833,000, or 36%, primarily due to:
    an increase in third-party clinical trial costs of $2,884,000 as we continued to increase enrollment in our Phase 3 SMART trial and we initiated several other Phase 1 and Phase 2 trials.
    an increase in employee costs of $635,000 as we allocated more employee resources to support our clinical trials.
    an increase in drug costs of $217,000 to support our on-going and new clinical trials.
  Antrin program costs decreased $588,000, or 47%. In 2004 we continued to reduce spending on our Antrin program and allocated these resources to the Xcytrin program. This resulted in a decrease in employee costs ($662,000) partially offset by slightly higher pre-clinical study costs ($81,000).
  Indirect costs decreased $2,572,000, or 22%, primarily due to:
    a decrease in facility costs ($1,307,000) due to the decrease in building space leased and the decrease in depreciation due to a smaller asset base.
    a decrease in employee costs ($1,198,000) as we focused its resources on supporting the Xcytrin clinical trials.

We expect research and development costs to increase in the future as a result of increased clinical development and manufacturing costs primarily related to our Xcytrin product. The timing and amount of these costs will depend on the outcome of our ongoing and future clinical trials, regulatory requirements and product manufacturing costs.

General and Administrative Expenses. General and administrative expenses for the years ended June 30, 2005, 2004 and 2003 were $7,905,000, $5,843,000 and $6,167,000, respectively. The $2,062,000 increase in fiscal 2005 compared to fiscal 2004 was primarily due to increased personnel and consulting expenses ($976,000) to support our business and an increase in third-party costs associated with pre-commercial marketing activities ($1,026,000).

The $324,000 decrease in fiscal 2004 as compared to fiscal 2003 was primarily due to lower facility costs ($327,000) as a result of a decrease in building space leased and a decrease in depreciation due to a smaller asset base.

We expect future general and administrative expenses to increase in support of expanded business activities including costs associated with our sales and marketing efforts to support our commercialization strategy for Xcytrin.

Interest and Other, Net. Interest and other, net, was $1,821,000, $1,125,000 and $1,781,000 for the years ended June 30, 2005, 2004 and 2003, respectively. The increase in the year ended June 30, 2005 was primarily due to higher interest rates earned on greater cash balances. The decrease in the year ended June 30, 2004 was primarily due to lower interest rates earned on lower cash balances. Our cash equivalents and marketable securities consist primarily of fixed rate instruments.

Income Taxes. At June 30, 2005, we had net operating loss carryforwards of approximately $247 million for federal income tax reporting purposes and tax credit carryforwards of approximately $9 million for federal reporting purposes. These amounts expire at various times through 2026. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and tax credit carryforwards that can be carried forward may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. Such an annual limitation may result in the expiration of net operating losses before utilization. A full valuation allowance has been established for the company's deferred tax assets since realization of such assets through the generation of future taxable income is uncertain. See Note 6 of "Notes to Financial Statements."

Liquidity and Capital Resources

Our principal sources of working capital since inception have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income. Since inception, we have used approximately $229,023,000 of cash for operating activities and approximately $14,987,000 of cash for the purchase of laboratory and office equipment, leasehold improvements, and payments under capital lease agreements.

As of June 30, 2005, we had approximately $71,899,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities was $29,930,000, $25,895,000 and $27,144,000 for the years ended June 30, 2005, 2004 and 2003, respectively, and resulted primarily from operating losses adjusted for non-cash expenses and changes in accounts payable, accrued liabilities, prepaid expenses and other assets.

Net cash provided by (used by) investing activities of $42,841,000, ($36,288,000) and ($25,015,000) in the years ended June 30, 2005, 2004 and 2003, respectively, primarily consisted of the net effect of purchases, maturities and sales of marketable securities.

Net cash provided by financing activities of $748,000, $40,419,000 and $106,000 in the years ended June 30, 2005, 2004 and 2003, respectively, primarily consisted of proceeds from the sale of common stock, the exercise of stock options and the sale of stock under the company's employee stock purchase plan.

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

Our future contractual obligations at June 30, 2005 are as follows:

                                        Operating
                                          Lease      Purchase
                                       Commitments  Commitments(1)
                                       -----------  -----------

Fiscal 2006.......................... $ 1,237,000  $ 2,164,000
Fiscal 2007..........................   1,220,000           --
Fiscal 2008(2).......................     610,000           --
                                       -----------  -----------
  Total minimum lease payments  ..... $ 3,067,000  $ 2,164,000
                                       ===========  ===========
    Represents a purchase commitment for a drug substance intermediate.
    Non-cancelable operating lease expires in fiscal 2008.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We expect the increases in research and development expenses as a result of on-going and future clinical trials to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. We expect to finance our future cash needs through public or private financings, collaborative relationships (partnerships with other drug manufacturers) or other arrangements to complete commercialization. Our actual capital requirements will depend on many factors, including the following:

  the progress and success of clinical trials of our product candidates;
  the costs and timing of obtaining regulatory approvals;
  our ability to establish and the scope of any new collaborations; and
  the timing and scope of commercialization expenses for Xcytrin.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, we cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors - We will need additional financing and we may have difficulty raising needed capital in the future."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2005 would have potentially declined by $262,000.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio (in thousands, except interest rates):

                                     Fiscal Year
                                ----------------------               Fair Value
                                  2006         2007       Total    at June 30, 2005
                                ---------    ---------  ---------  ----------------

Marketable securities ........ $  38,381    $   6,145  $  44,526  $        44,233

Weighted-average interest rate      2.40%        3.61%      2.57%              --

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	#
Balance Sheets	#
Statements of Operations	#
Statements of Cash Flows	#
Statements of Stockholders' Equity (Deficit)	#
Notes to Financial Statements	#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pharmacyclics, Inc.:

We have completed an integrated audit of Pharmacyclics, Inc.'s 2005 financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of Pharmacyclics, Inc. (a development stage enterprise) at June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005 and, cumulatively, for the period from April 19, 1991 (date of inception) to June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, Management's Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
September 8, 2005

PHARMACYCLICS, INC.
(a development stage enterprise)

BALANCE SHEETS
(in thousands, except share and per share amounts)

                                                                   June 30,
                                                              --------------------
                                                                2005       2004
                                                              ---------  ---------
                           ASSETS
Current assets:
  Cash and cash equivalents ................................ $  27,666  $  14,007
  Marketable securities ....................................    44,233     87,411
  Prepaid expenses and other current assets ................     1,254      1,429
                                                              ---------  ---------
          Total current assets .............................    73,153    102,847
Property and equipment, net ................................       884      1,293
Other assets ...............................................       527        527
                                                              ---------  ---------
                                                             $  74,564  $ 104,667
                                                              =========  =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................... $   3,115  $   3,166
  Accrued liabilities ......................................     1,358      1,128
                                                              ---------  ---------
          Total current liabilities ........................     4,473      4,294
Deferred rent ..............................................        97         85
                                                              ---------  ---------
          Total liabilities ................................     4,570      4,379
                                                              ---------  ---------
Commitments (Note 2 and 7)

Stockholders' equity:
  Preferred stock, $0.0001 par value; 1,000,000 shares
    authorized at June 30, 2005 and 2004; no shares
    issued and outstanding .................................        --         --
  Common stock, $0.0001 par value; 49,000,000 shares
    authorized at June 30, 2005 and 2004; shares issued
    and outstanding -- 19,799,635 at June 30, 2005
    and 19,647,917 at June 30, 2004 ........................         2          2
  Additional paid-in capital ...............................   317,063    316,266
  Accumulated other comprehensive loss .....................      (293)      (250)
  Deficit accumulated during development stage .............  (246,778)  (215,730)
                                                              ---------  ---------
          Total stockholders' equity .......................    69,994    100,288
                                                              ---------  ---------
                                                             $  74,564  $ 104,667
                                                              =========  =========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                            Period
                                                                             from
                                                                          Inception
                                                                          (April 19, 1991)
                                               Year Ended June 30,         through
                                         -------------------------------   June 30,
                                           2005       2004       2003        2005
                                         ---------  ---------  ---------  ----------
Revenues:
  License and milestone revenues....... $      --  $      --  $      --  $    7,855
  Contract revenues ...................        --         --         --       5,847
                                         ---------  ---------  ---------  ----------
          Total revenues ..............        --         --         --      13,702
                                         ---------  ---------  ---------  ----------
Operating expenses:
  Research and development ............    24,964     24,447     23,912     246,890
  General and administrative ..........     7,905      5,843      6,167      49,487
                                         ---------  ---------  ---------  ----------
          Total operating expenses ....    32,869     30,290     30,079     296,377
                                         ---------  ---------  ---------  ----------
Loss from  operations .................   (32,869)   (30,290)   (30,079)   (282,675)
Interest income .......................     1,821      1,132      1,809      37,461
Interest expense and other
   income (expense), net ..............                   (7)       (28)     (1,564)
                                         ---------  ---------  ---------  ----------
Net loss .............................. $ (31,048) $ (29,165) $ (28,298) $ (246,778)
                                         =========  =========  =========  ==========

Basic and diluted net loss per share .. $   (1.57) $   (1.71) $   (1.75)
                                         =========  =========  =========
Shares used to compute basic
and diluted net loss per share ........    19,720     17,064     16,205
                                         =========  =========  =========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                           Period
                                                                                                            from
                                                                                                         Inception
                                                                                                         (April 19, 1991
                                                                              Year Ended June 30,         through
                                                                        -------------------------------   June 30,
                                                                          2005       2004       2003        2005
                                                                        ---------  ---------  ---------  ----------
Cash flows from operating activities:
  Net loss ........................................................... $ (31,048) $ (29,165) $ (28,298) $ (246,778)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ...................................       703      1,360      2,076      13,610
     Stock compensation expense ......................................        49         18         13         917
     Gain on sale of marketable securities ...........................        --         --         --          58
     Write-down of fixed assets ......................................        --         --         --         381
     Changes in assets and liabilities:
       Prepaid expenses and other assets .............................       175        (44)        26      (1,781)
       Accounts payable ..............................................       (51)     1,721       (339)      3,115
       Accrued liabilities ...........................................       230        165       (423)      1,358
       Deferred rent .................................................        12         50       (199)         97
                                                                        ---------  ---------  ---------  ----------
          Net cash used in operating activities ......................   (29,930)   (25,895)   (27,144)   (229,023)
                                                                        ---------  ---------  ---------  ----------
Cash flows from investing activities:
  Purchase of property and equipment .................................      (294)      (447)      (126)    (11,106)
  Proceeds from sale of property and equipment .......................        --         --         --         112
  Purchases of marketable securities .................................   (11,185)   (79,465)   (58,862)   (497,001)
  Proceeds from sales of marketable securities .......................    33,426     19,904      7,300      77,942
  Proceeds from maturities of marketable securities ..................    20,894     23,720     26,673     374,475
                                                                        ---------  ---------  ---------  ----------
            Net cash provided by (used in) investing activities ......    42,841    (36,288)   (25,015)    (55,578)
                                                                        ---------  ---------  ---------  ----------
Cash flows from financing activities:
  Issuance of common stock, net of issuance costs ....................       748     40,419        106     292,634
  Proceeds from notes payable ........................................        --         --         --       3,000
  Issuance of convertible preferred stock, net of issuance costs .....        --         --         --      20,514
  Payments under capital lease obligations ...........................        --         --         --      (3,881)
                                                                        ---------  ---------  ---------  ----------
            Net cash provided by financing activities ................       748     40,419        106     312,267
                                                                        ---------  ---------  ---------  ----------
Increase (decrease) in cash and cash equivalents .....................    13,659    (21,764)   (52,053)     27,666
Cash and cash equivalents at beginning of period .....................    14,007     35,771     87,824          --
                                                                        ---------  ---------  ---------  ----------
Cash and cash equivalents at end of period ........................... $  27,666  $  14,007  $  35,771  $   27,666
                                                                        =========  =========  =========  ==========
Supplemental Disclosures of Cash Flow Information:
  Interest paid ...................................................... $      --  $      --  $      --  $    1,269

Supplemental Disclosure of Non-Cash Investing and Financing Activities
  Property and equipment acquired under capital lease obligations ....        --         --         --       3,881
  Warrants issued ....................................................        --         --         --          49
  Conversion of notes payable and accrued interest
    into convertible preferred stock .................................        --         --         --       3,051

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from inception (April 1991) through June 30, 2005
(in thousands, except share and per share amounts)

                                                                                                                        Deficit
                                                  Convertible                                          Accumulated    Accumulated
                                               Preferred Stock         Common Stock      Additional       other         During
                                           --------------------- ----------------------   Paid-in     Comprehensive   Development
                                             Shares      Amount     Shares      Amount    Capital     Income/(Loss)      Stage       Total
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Issuance of common stock for cash at
  $0.02 per share ........................         --  $     --      400,000  $     --  $        6  $            --  $        --  $        6
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1991 .................         --        --      400,000        --           6               --           --           6
Issuance of common stock for cash at an
  average price of $0.02 per share .......         --        --       97,111        --           2               --           --           2
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $1.32 per share ....  2,040,784        --           --        --       2,667               --           --       2,667
Net loss .................................         --        --           --        --          --               --         (523)       (523)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1992 .................  2,040,784        --      497,111        --       2,675               --         (523)      2,152
Issuance of common stock for cash at an
  average price of $0.06 per share .......         --        --       49,000        --           3               --           --           3
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  $4.88 per share ........................  1,580,095        --           --        --       7,674               --           --       7,674
Net loss .................................         --        --           --        --          --               --       (3,580)     (3,580)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1993 .................  3,620,879        --      546,111        --      10,352               --       (4,103)      6,249
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.12 per share .....................         --        --      324,188        --          38               --           --          38
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $8.63 per share ....    886,960        --           --        --       7,623               --           --       7,623
Net loss .................................         --        --           --        --          --               --       (5,141)     (5,141)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1994 .................  4,507,839        --      870,299        --      18,013               --       (9,244)      8,769
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.24 per share .....................         --        --       38,403        --           9               --           --           9
Issuance of warrants .....................         --        --           --        --          49               --           --          49
Net loss .................................         --        --           --        --          --               --      (10,479)    (10,479)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1995 .................  4,507,839        --      908,702        --      18,071               --      (19,723)     (1,652)
Issuance of convertible preferred stock
  for notes payable and accrued interest
  at an average of $8.63 per share .......    353,483        --           --        --       3,051               --           --       3,051
Issuance of convertible preferred stock
  for cash, net of issuance costs, at an
  average price of $8.63 per share .......    295,649        --           --        --       2,550               --           --       2,550
Issuance of common stock upon initial
  public offering, net of issuance
  costs, for cash at $12 per share .......         --        --    2,383,450         1      26,042               --           --      26,043
Conversion of convertible preferred stock
  into common stock ...................... (5,156,971)       --    5,156,971        --          --               --           --          --
Issuance of common stock upon exercise of
  stock options at an average exercise
  price of $1.33 per share ...............         --        --       91,922        --         122               --           --         122
Issuance of common stock upon
  exercise of purchase rights at an
  exercise price of $10.20 per
  share ..................................         --        --        8,379        --          86               --           --          86
Stock compensation expense ...............         --        --           --        --          26               --           --          26
Net loss .................................         --        --           --        --          --               --       (8,235)     (8,235)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1996 .................         --        --    8,549,424         1      49,948               --      (27,958)     21,991
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $16.93 per share ......         --        --    1,442,190        --      24,420               --           --      24,420
Issuance of common stock upon exercise
  of stock options at an average price
  of $2.74 per share .....................         --        --       96,283        --         264               --           --         264
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $10.51 per share ..............         --        --       14,557        --         153               --           --         153
Stock compensation expense ...............         --        --           --        --         126               --           --         126
Net loss .................................         --        --           --        --          --               --      (10,258)    (10,258)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1997 .................         --        --   10,102,454         1      74,911               --      (38,216)     36,696
Issuance of common stock, net of
  issuance costs, for cash at $21.75
  per share ..............................         --        --    2,012,500        --      40,796               --           --      40,796
Issuance of common stock upon exercise
  of stock options at an average
  price of $6.57 per share ...............         --        --       88,933        --         584               --           --         584
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $14.36 per share ..............         --        --       10,372        --         149               --           --         149
Issuance of common stock upon exercise
  of warrants ............................         --        --       80,033        --          --               --           --          --
Stock compensation expense ...............         --        --           --        --          91               --           --          91
Net loss .................................         --        --           --        --          --               --       (9,675)     (9,675)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1998 .................         --        --   12,294,292         1     116,531               --      (47,891)     68,641
Issuance of common stock upon exercise
  of stock options at an average price
  of $5.10 per share .....................         --        --       75,275        --         384               --           --         384
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $12.77 per share ..............         --        --       13,643        --         174               --           --         174
Issuance of common stock upon exercise
  of warrants ............................         --        --       45,661        --          --               --           --          --
Stock compensation expense ...............         --        --           --        --          89               --           --          89
Comprehensive (loss):
  Change in unrealized loss on
  marketable securities ..................         --        --           --        --          --              (85)          --         (85)
Net loss .................................         --        --           --        --          --               --      (19,246)    (19,246)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1999 .................         --        --   12,428,871         1     117,178              (85)     (67,137)     49,957
Issuance of common stock upon exercise
  of stock options at an average price
  of $13.88 per share ....................         --        --      102,372        --       1,421               --           --       1,421
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $25.62 per share ..............         --        --       11,213        --         287               --           --         287
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $44.36 per share ......         --        --    3,465,000         1     153,711               --           --     153,712
Stock compensation expense ...............         --        --           --        --          88               --           --          88
Comprehensive (loss):
  Change in unrealized loss on
    marketable securities ................         --        --           --        --          --             (421)          --        (421)
Net loss .................................         --        --           --        --          --               --      (23,630)    (23,630)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2000 .................         --        --   16,007,456         2     272,685             (506)     (90,767)    181,414
Issuance of common stock upon exercise
  of stock options at an average price
  of $16.17 per share ....................         --        --       93,528        --       1,512               --           --       1,512
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $27.89 per share ..............         --        --       15,386        --         429               --           --         429
Stock compensation expense ...............         --        --           --        --         326               --           --         326
Comprehensive income:
  Change in unrealized gain/(loss) on
    marketable securities ................         --        --           --        --          --            1,599           --       1,599
Net loss .................................         --        --           --        --          --               --      (30,925)    (30,925)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2001 .................         --        --   16,116,370         2     274,952            1,093     (121,692)    154,355
Issuance of common stock upon exercise
  of stock options at an average price
  of $13.93 per share ....................         --        --       13,257        --         183               --           --         183
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $8.32 per share ...............         --        --       58,169        --         484               --           --         484
Stock compensation expense ...............         --        --           --        --          91               --           --          91
Comprehensive loss:
  Change in unrealized gain/(loss) on
    marketable securities ................         --        --           --        --          --             (930)          --        (930)
Net loss .................................         --        --           --        --          --               --      (36,575)    (36,575)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2002 .................         --        --   16,187,796         2     275,710              163     (158,267)    117,608
Issuance of common stock upon exercise
  of stock options at an average price
  of $1.03 per share .....................         --        --        3,397        --           3               --           --           3
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $2.64 per share ...............         --        --       38,908        --         103               --           --         103
Stock compensation expense ...............         --        --           --        --          13               --           --          13
Comprehensive loss:
  Change in unrealized gain on
    marketable securities ................         --        --           --        --          --              (19)          --         (19)
Net loss .................................         --        --           --        --          --               --      (28,298)    (28,298)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2003 .................         --        --   16,230,101         2     275,829              144     (186,565)     89,410
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $13.00 per share ......                         3,200,000                39,350                                    39,350
Issuance of common stock upon exercise
  of stock options at an average price
  of $4.91 per share .....................         --        --      181,136        --         889               --           --         889
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $4.90 per share ...............         --        --       36,680        --         180               --           --         180
Stock compensation expense ...............         --        --           --        --          18               --           --          18
Comprehensive loss:
  Change in unrealized gain/(loss) on
    marketable securities ................         --        --           --        --          --             (394)          --        (394)
Net loss .................................         --        --           --        --          --               --      (29,165)    (29,165)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2004 .................         --  $     --   19,647,917  $      2  $  316,266  $          (250) $  (215,730) $  100,288
Issuance of common stock upon exercise
  of stock options at an average price
  of $4.46 per share .....................         --        --       61,014        --         272               --           --         272
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $5.24 per share ...............         --        --       90,704        --         476               --           --         476
Stock compensation expense ...............         --        --           --        --          49               --           --          49
Comprehensive loss:
  Change in unrealized (loss) on
    marketable securities ................         --        --           --        --          --              (43)          --         (43)
Net loss .................................         --        --           --        --          --               --      (31,048)    (31,048)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2005 .................         --  $     --   19,799,635  $      2  $  317,063  $          (293) $  (246,778) $   69,994
                                           ===========  ======== ============  ========  ==========  ===============  ===========  ==========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1 - The Company and Significant Accounting Policies:

Description of the company

Pharmacyclics, Inc. (the "company") was incorporated in Delaware on April 19, 1991 and commenced operations during 1992 to develop and market pharmaceutical products to improve upon current therapeutic approaches to the treatment of cancer and atherosclerosis. Since inception, the company has been in the development stage, principally involved in research and development and other business planning activities, with no commercial revenues from product sales. Successful future operations depend upon the company's ability to develop, to obtain regulatory approval for, and to commercialize its products. The company operates in one business segment.

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

Reclassifications

Certain auction rate securities have been reclassified from cash equivalents to marketable securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of ninety days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every seven, twenty-eight or thirty-five days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

Although these securities are issued and rated as long-term bonds, they are priced and traded as marketable securities because of the liquidity provided through the interest rate reset. The company had classified these instruments as cash equivalents if the period between interest rate resets was ninety days or less, which was based on the company's ability to either liquidate our holdings or roll their investment over to the next reset period.

Based upon the company's re-evaluation of these securities, the company has reclassified its auction rate securities, previously classified as cash equivalents, as marketable securities on the accompanying balance sheet as of June 30, 2004. This resulted in a reclassification from cash and cash equivalents to marketable securities of $28,425,000 on the June 30, 2004 balance sheet. In addition, the accompanying statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented. This revision resulted in an increase in purchases of marketable securities and sales of marketable securities of $16,400,000 and $3,300,000, respectively in 2003 and $25,400,000 and $11,575,000, respectively in 2004.

The Company accounts for its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Such investments are classified as marketable securities and are reported at fair value in the Company's balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the company's discretion indicates that such securities should more appropriately be classified as marketable securities with the intent of meeting the Company's short-term working capital requirements.

Basic and diluted net loss per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,785,838, 4,232,954 and 4,177,798 shares of common stock were outstanding at June 30, 2005, 2004 and 2003, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Cash, cash equivalents and marketable securities

All highly liquid investments purchased with an original maturity date of three months or less that are readily convertible into cash and have insignificant interest rate risk are considered to be cash equivalents.

All other investments are reported as available-for-sale marketable securities and are recorded on the balance sheet at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Gains and losses on securities sold are recorded based on the specific identification method and are included in interest expense and other income (expense), net in the statement of operations.

The company's marketable securities consisted of the following (in thousands):

                                                       Net      Estimated
                                          Amortized  Unrealized   Fair
                                            Cost      Losses      Value
                                          ---------  ---------  ---------
June 30, 2005
Debt (state or political subdivision)... $  35,305  $    (237) $  35,068
Debt (corporate)........................     9,221        (56)     9,165
                                          ---------  ---------  ---------
                                         $  44,526  $    (293) $  44,233
                                          =========  =========  =========

June 30, 2004
Debt (state or political subdivision)... $  78,348  $    (218) $  78,130
Debt (corporate)........................     9,313        (32)     9,281
                                          ---------  ---------  ---------
                                         $  87,661  $    (250) $  87,411
                                          =========  =========  =========

At June 30, 2005 debt securities from state or political subdivisions had unrealized losses of $183,000 on securities that have had unrealized losses in excess of twelve months. Corporate debt securities includes unrealized losses of $31,000 on securities that have had unrealized losses in excess of twelve months.

At June 30, 2005 and 2004, all of the company's debt investments are classified as short-term, as the company may choose not to hold its investments until maturity in order to take advantage of market conditions. Unrealized gains were not material and have therefore been netted against unrealized losses. At June 30, 2005, the company's marketable securities had the following maturities (in thousands):

                                                     Estimated
                                          Amortized    Fair
                                            Cost       Value
                                          ---------  ---------
Less than one year...................... $  38,381  $  38,124
Between one and two years...............     6,145      6,109
                                          ---------  ---------
                                         $  44,526  $  44,233
                                          =========  =========

Restricted investments

Under the company's lease agreement, it is required to maintain a $450,000 letter of credit as security for performance under the lease. The letter of credit is secured by a $450,000 certificate of deposit which is included in Other Assets at June 30, 2005 and 2004.

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

The company's products require approvals from the United States Food and Drug Administration (the "FDA") and international regulatory agencies prior to commercialized sales. There can be no assurance that the company's future products will receive required approvals. If the company was denied such approvals or such approvals were delayed, it could have a materially adverse impact on the company and its execution of its business strategy.

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

Long-lived assets

Management reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in business conditions indicate that the carrying amount of the assets may not be recoverable. Management evaluates impairment on the basis of undiscounted future cash flows from operations before interest relating to such assets for the remaining useful life of the assets. If present, impairment is measured based on the difference between fair value and the net book value of the related assets. No significant impairment losses have been recorded to date with respect to the company's long-lived assets, which consist primarily of property and equipment and leasehold improvements.

Revenue recognition

Revenues are recognized when persuasive evidence of an arrangement exists, title has transferred or services have been rendered, the price is fixed and determinable and collectibility is reasonable assured. License revenue is typically recognized over the term of the arrangement and milestone revenue is recognized when earned as evidenced by achievement of the specified milestone and the absence of any on-going obligation. License, milestone, contract and grant revenues are not subject to repayment. Any amounts received in advance of performance are recorded as deferred revenues.

Inventories

The company has purchased quantities of its texaphyrin-based drug substance that are expected to be used in the future to support the commercial launch of its products currently under development. Until the commercial viability of such products has been demonstrated and the necessary regulatory approvals received, the company will continue to charge all such amounts to research and development expense.

Research and development

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred.

Clinical development costs are a significant component of research and development expenses. The company has a history of contracting with third parties that perform various clinical trial activities on its behalf in the ongoing development of its product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. The company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The company determines its estimates through discussions with internal clinical personnel and outside service providers to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services.

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

Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair market value of the company's stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instruments.

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans during fiscal 2005, 2004 and 2003 was $5.16, $6.66 and $3.17 per share, respectively. The weighted average estimated grant date fair value of purchase awards under the company's employee stock purchase plan during fiscal 2005, 2004 and 2003 was $3.32, $5.72 and $15.06 per share, respectively. The estimated grant date fair values were calculated using the Black-Scholes valuation model.

The following assumptions are included in the estimated grant date fair value calculations for the company's stock option and purchase awards:

                                              Year Ended June 30,
                                        -------------------------------
                                           2005       2004       2003
                                        ----------  ---------  --------
Stock option plans:
  Expected dividend yield ............          0%        0%       0%
  Expected stock price volatility ....         75%       86%      89%
  Risk free interest rate ............       3.72%     3.61%    2.64%
  Expected life (years) ..............       5.06       5.14      5.65

Employee stock purchase plan:
  Expected dividend yield ............          0%        0%       0%
  Expected stock price volatility ....         77%       82%      98%
  Risk free interest rate ............       1.90%     2.02%    2.49%
  Expected life (years) ..............       2.00       2.00      2.00

The following table illustrates the effect on net loss per common share if the company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

                                             Year Ended June 30,
                                        -------------------------------
                                           2005       2004       2003
                                        ----------  ---------  --------
Net loss

   As reported ....................... $  (31,048) $ (29,165) $(28,298)

   Deduct stock-based employee
      compensation expense determined
      under fair value based method ..     (8,217)    (7,721)   (9,756)
                                        ----------  ---------  --------
Pro forma net loss ................... $  (39,265) $ (36,886) $(38,054)
                                        ==========  =========  ========

Basic and diluted net loss per common share:

   As reported ....................... $    (1.57) $   (1.71) $  (1.75)
                                        ==========  =========  ========

   Pro forma ......................... $    (1.99) $   (2.16) $  (2.35)
                                        ==========  =========  ========

Such pro forma disclosure may not be representative of future compensation cost because options vest over several years and additional grants are anticipated each year.

The company accounts for equity instruments issued to non-employees for goods or services in accordance with the provisions of SFAS No. 123 and Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"). Accordingly, as these instruments vest, the company is required to remeasure the fair value of the equity instruments at each reporting period prior to vesting and then finally at the vesting date of the equity instruments.

Recent Accounting Pronouncements

At its March 2004 meeting, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to- maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than- temporary impairment evaluations. In September 2004, the FASB issued a final FASB staff position, FSP EITF Issue 03-01-1, that delays the effective date for the measurement and recognition guidance of EITF 03-01. The company does not believe that this consensus on the recognition and measurement guidance will have an impact on its results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R ("SFAS 123R"), Share-Based Payment - An Amendment of FASB Statements No. 123 and 95. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for public companies for fiscal years beginning after June 15, 2005. The company will be required to implement the standard in the quarter that begins July 1, 2005. The company has not yet determined which fair- value method and transitional provision it will follow and thus has not determined the impact on its financial statements.

Note 2 - Agreements:

University of Texas License. The company has entered into a license agreement with the University of Texas under which it received the exclusive worldwide rights to develop and commercialize porphyrins, expanded porphyrins and other porphyrin-like substances covered by their patents. The company has made payments, under the license, to the University of Texas of $50,000 in each of the years ended June 30, 2005, 2004 and 2003, respectively, and cumulative payments of $300,000 from the inception of the license.

Note 3 - Balance Sheet Components:

Property and equipment consists of the following (in thousands):

                                                         June 30,
                                                    --------------------
                                                      2005       2004
                                                    ---------  ---------
Equipment ........................................ $   7,042  $   6,774
Leasehold improvements ...........................     2,976      2,968
Furniture and fixtures ...........................       864        860
                                                    ---------  ---------
                                                      10,882     10,602
Less accumulated depreciation and amortization ...    (9,998)    (9,309)
                                                    ---------  ---------
                                                   $     884  $   1,293
                                                    =========  =========

Accrued liabilities consist of the following (in thousands):

                                                         June 30,
                                                    --------------------
                                                      2005       2004
                                                    ---------  ---------
Employee compensation ............................ $   1,358  $   1,117
Other ............................................        --         11
                                                    ---------  ---------
                                                   $   1,358  $   1,128
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

Stock plans

2004 Equity Incentive Award Plan. In December 2004, stockholders approved the 2004 Equity Incentive Award Plan (the "2004 Plan") as a replacement for both the company's 1995 Stock Option Plan (the "1995 Plan") and the 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"). The adoption of the 2004 Plan included an increase of 600,000 in the number of shares available for issuance over the remaining shares available for issuance under the 1995 Plan and Directors Plan. The 2004 Plan provides for the issuance of various types of equity awards, such as incentive stock options, nonstatutory stock options stock, restricted stock, stock appreciation rights and performance shares. The exercise price of all stock options granted under the 2004 Plan may not be less that the fair market value of the company's common stock on the date of grant and no stock option will be exercisable more than ten years after the date it is granted. Stock options for employees and consultants typically vest over four years. Non- employee Directors receive annual, automatic, non-discretionary grants of nonqualified stock options. Each new non-employee Director receives an option to purchase 10,000 shares as of the date he or she first becomes a Director. This option grant vests in equal annual installments over five years. In addition, on the date of each annual meeting, each individual re-elected as a non-employee Director will receive an automatic option grant to purchase an additional 7,500 shares of common stock, provided such individual has served as a Director for at least six months prior to the date of grant. This option grant vests in equal monthly installments over twelve months following the date of grant.

1995 Stock Option Plan. The company's 1995 Plan was adopted by the Board of Directors in August 1995. Options issued under the 1995 Plan can, at the discretion of the plan administrator, be either incentive stock options or nonqualified stock options. In December 2003, the stockholders approved amendments to the 1995 Plan (i) such that the exercise price of all stock options must be at least equal to the fair value of Pharmacyclics' common stock on the date of grant and (ii) that increased the total number of authorized shares under the plan to 5,345,724 shares of common stock. Generally, shares subject to options under the 1995 Plan vest over a four or five year period and are exercisable for a period of ten years. In December 2004, the remaining shares available for future grant under the 1995 Plan were transferred to the 2004 Plan. Additionally, if options granted under the 1995 Plan expire or otherwise terminate without being exercised, the shares of common stock reserved for such options again become available for future grant under the 2004 Plan.

1995 Non-Employee Directors Stock Option Plan. The company's Directors Plan was adopted by the Board of Directors on August 2, 1995 and provides for issuance of common stock to non-employee Directors pursuant to a predetermined formula. The exercise price of options granted under the Directors Plan must be at least equal to the fair value of Pharmacyclics' common stock on the date of grant. Each individual first elected or appointed as a non-employee Board member will automatically be granted, on the date of such election or appointment, a non-statutory option to purchase 10,000 shares of common stock vesting over five years. In addition, on the date of each annual stockholders' meeting each individual who is to continue to serve as a non-employee Board member after that annual meeting and has been a member of the Board for at least six months will automatically be granted a non-statutory option to purchase 5,000 shares of common stock. A total of 271,667 shares of common stock have been reserved for issuance under the Directors Plan. In December 2004, the remaining shares available for future grant under the Directors Plan were transferred to the 2004 Plan. Additionally, if options granted under the Directors Plan expire or otherwise terminate without being exercised, the shares of common stock reserved for such options again become available for future grant under the 2004 Plan.

The following table summarizes the company's stock option activity (in thousands, except per share amounts):

                                                Options Outstanding
                                             ---------------------
                                                         Weighted
                                                          Average
                                   Shares                Exercise
                                  Available              Price Per
                                  for Grant    Number      Share
                                 ----------- ----------  ---------
Authorized .....................      1,000         --  $      --
Granted ........................       (480)       480       0.19
                                 ----------- ----------
Balance at June 30, 1993 .......        520        480       0.19
Exercised ......................         --       (324)      0.12
Granted ........................       (167)       167       2.22
Canceled .......................          8         (8)      0.11
                                 ----------- ----------
Balance at June 30, 1994 .......        361        315       1.37
Exercised ......................         --        (39)      0.24
Granted ........................       (193)       193       3.75
Canceled .......................         38        (38)      1.82
                                 ----------- ----------
Balance at June 30, 1995 .......        206        431       2.50
Authorized .....................        485         --
Exercised ......................         --        (92)      3.09
Granted ........................       (492)       492      10.03
Canceled .......................         11        (11)      6.11
                                 ----------- ----------
Balance at June 30, 1996 .......        210        820       9.20
Authorized .....................        842         --
Exercised ......................         --        (96)      2.74
Granted ........................       (569)       569      16.69
Canceled .......................         31        (31)     12.21
                                 ----------- ----------
Balance at June 30, 1997 .......        514      1,262      11.58
Authorized .....................        602         --
Exercised ......................         --        (89)      6.57
Granted ........................       (577)       577      25.33
Canceled .......................        158       (158)     15.41
                                 ----------- ----------
Balance at June 30, 1998 .......        697      1,592      16.43
Authorized .....................        524         --
Exercised ......................         --        (75)      5.10
Granted ........................       (671)       671      19.25
Canceled .......................        221       (221)     20.37
                                 ----------- ----------
Balance at June 30, 1999 .......        771      1,967      17.38
Authorized .....................        681         --
Exercised ......................         --       (103)     13.88
Granted ........................       (723)       723      56.97
Canceled .......................         53        (53)     23.38
                                 ----------- ----------
Balance at June 30, 2000 .......        782      2,534      28.70
Authorized .....................        811         --
Exercised ......................         --        (94)     16.17
Granted ........................       (947)       947      36.80
Canceled .......................        114       (114)     45.70
                                 ----------- ----------
Balance at June 30, 2001 .......        760      3,273      29.78
Authorized .....................        747         --
Exercised ......................         --        (13)     13.93
Granted ........................     (1,634)     1,634       8.76
Canceled .......................        625       (625)     27.83
                                 ----------- ----------
Balance at June 30, 2002 .......        498      4,269      21.82
Authorized .....................        162         --
Exercised ......................         --         (3)      1.03
Granted ........................       (749)       749       4.35
Canceled .......................        837       (837)     25.30
                                 ----------- ----------
Balance at June 30, 2003 .......        748      4,178      18.03
Authorized .....................        162         --
Exercised ......................         --       (181)      4.91
Granted ........................       (532)       532       9.53
Canceled .......................        296       (296)     28.55
                                 ----------- ----------
Balance at June 30, 2004 .......        674      4,233      16.78
Authorized .....................        700
Exercised ......................                   (61)      4.46
Granted ........................       (814)       814       8.08
Canceled .......................        200       (200)     18.19
                                 ----------- ----------
Balance at June 30, 2005 .......        760      4,786      15.40
                                 =========== ==========

A summary of outstanding and vested stock options as of June 30, 2005 is as follows:

                               Options Outstanding         Options Vested
                      ---------------------------------  ---------------------
                                              Weighted               Weighted
                                  Weighted     Average                Average
                                   Average    Exercise               Exercise
                        Number    Remaining     Price      Number      Price
Range of                  of     Contractual     Per         of         Per
Exercise Prices         Shares      Life        Share      Shares      Share
--------------------- ---------- -----------  ---------  ----------  ---------
   $3.22 - $4.25 ....   401,639        7.03  $    4.12     296,586  $    4.11
   $4.47 - $4.47.....   582,074        7.92       4.47     283,428       4.47
   $5.16 - $7.39.....   638,290        7.13       7.03     469,159       7.17
   $7.50 - $7.50.....   156,667        0.09       7.50     156,667       7.50
   $7.76 - $7.76.....   694,300        9.93       7.76          --         --
   $8.20 - $15.75....   609,770        7.19      11.94     273,148      13.08
  $16.00 - $19.75....   615,608        3.62      18.05     556,326      18.05
  $20.25 - $27.51....   634,928        4.71      25.92     556,556      25.71
  $28.13 - $78.13....   452,562        5.06      52.03     435,386      52.48
                      ----------                         ----------
                      4,785,838        6.43      15.40   3,027,256      19.09
                      ==========                         ==========

The company had outstanding exercisable options to purchase 4,436,153, 3,905,129 and 3,760,265 shares of common stock with a weighted average exercise price of $16.05, $17.63 and $19.02 at June 30, 2005, 2004, and 2003, respectively.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in fiscal 2005, 2004 and 2003 were 90,704, 36,680 and 38,908 shares of common stock at an average price of $5.24, $4.90 and $2.64 per share, respectively. Shares available for future purchase under the Purchase Plan are 201,989 at June 30, 2005.

Note 5 - Employee Benefit Plan:

The company maintains a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The company's matching contribution to the plan was $151,000, $133,000 and $87,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Note 6 - Income Taxes:

Deferred tax assets are summarized as follows (in thousands):

                                             June 30,
                                        ---------------------
                                           2005       2004
                                        ----------  ---------
Net operating loss carryforwards ..... $   87,175  $  75,190
Tax credit carryforwards .............     13,099     11,627
Capitalized start-up and R&D costs ...      5,979      5,285
Depreciation and amortization.........      1,438      1,259
Reserves and accruals.................          7        291
                                        ----------  ---------
Gross deferred tax assets ............    107,698     93,652
Less valuation allowance .............   (107,698)   (93,652)
                                        ----------  ---------
Net deferred tax assets .............. $       --  $      --
                                        ==========  =========

A full valuation allowance has been established for the company's deferred tax assets at June 30, 2005 and 2004 since realization of such assets through the generation of future taxable income is uncertain.

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to the loss before income taxes as summarized below (in thousands):

                                             Year Ended June 30,
                                        -------------------------------
                                           2005       2004       2003
                                        ----------  ---------  --------
Tax benefit at statutory rate ........ $   12,367  $  11,618  $ 11,271

Research and development credits .....      1,485      1,193     2,587
Deferred tax assets not benefited ....    (14,059)   (10,743)  (13,257)
State NOL disallowed/expired .........         --     (2,075)     (339)
Other ................................        207          7      (262)
                                        ----------  ---------  --------
                                       $       --  $      --  $     --
                                        ==========  =========  ========

At June 30, 2005, the company had federal and state net operating loss carryforwards of approximately $247.5 million and $51.7 million, respectively. The federal and state net operating loss carryforwards will begin to expire in 2006. Federal and state tax credit carryforwards of $9.0 million and $5.9 million, respectively, are available to offset future taxable income. The federal tax credits will begin to expire in 2007. State research and development credits can be carried forward indefinitely.

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

Note 7 - Commitments:

The company leases its facility under a non-cancelable operating lease that expires in fiscal 2008. Future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

                                        Operating
                                          Lease
                                        Commitments
Year Ending June 30,                    ----------
--------------------------------------
2006.................................. $    1,237
2007..................................      1,220
2008..................................        610
                                        ----------
  Total minimum lease payments
     and operating lease income ...... $    3,067
                                        ==========

Rent expense for the years ended June 30, 2005, 2004 and 2003 was $1,226,000, $1,531,000 and $2,989,000, respectively, and $12,881,000 for the period from inception (April 19, 1991) through June 30, 2005. Sublease income was $0, $69,000 and $369,000 for the years ended June 30, 2005, 2004 and 2003, respectively, and $924,000 from the period from inception (April 19, 1991) through June 30, 2005. The terms of the facility lease provide for rental payments on a graduated scale. The company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid at June 30, 2005.

Note 8 - Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

                                                            Quarter Ended
                                        --------------------------------------------------------
                                        September 30,   December 31,   March 31,      June 30,
                                        ------------    ------------  ------------  ------------
Fiscal 2005

Loss from operations ................. $     (7,737)   $     (8,229) $     (8,425) $     (8,478)
Net loss .............................       (7,303)         (7,787)       (7,956)       (8,002)

Basic and diluted net loss per share . $      (0.37)   $      (0.40) $      (0.40) $      (0.40)

Shares used in computation of basic
   and diluted net loss per share ....       19,649          19,707        19,743        19,779

                                                            Quarter Ended
                                        --------------------------------------------------------
                                        September 30,   December 31,   March 31,      June 30,
                                        ------------    ------------  ------------  ------------
Fiscal 2004

Loss from operations ................. $     (7,479)   $     (7,662) $     (7,514) $     (7,635)
Net loss .............................       (7,201)         (7,411)       (7,281)       (7,272)

Basic and diluted net loss per share . $      (0.44)   $      (0.46) $      (0.44) $      (0.38)

Shares used in computation of basic
   and diluted net loss per share ....       16,236          16,267        16,365        19,389

Item 9. Changes in and Disagreements With Auditors on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management's Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2005.

Management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on or about page 42 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting:

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information required by this Item 10 is hereby incorporated by reference from the information under (i) the caption "Election of Directors" and (ii) under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year. Certain information concerning our management is contained in Item 1, Part 1, of this Form 10-K under the caption "Executive Officers and Directors."

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from the information under the caption "Executive Compensation and Other Information" in the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to stock ownership of certain beneficial owners and management is incorporated by reference from the information under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Definitive Proxy Statement.

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

PART IV

Item 15. Financial Statement Schedules and Exhibits

(a) 1. Financial Statements

See Index to Financial Statements under Item 8 on page #.

(a) 2. Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a) 3. Exhibits

The following documents are incorporated by reference or included in this report.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit of the same number to Form 8-A12G/A filed on May 21, 2002).
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit of the same number to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001
3.3

Form of Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.2 to Form 8-A12G/ filed on May 21, 2002).

4.1	(Incorporated by reference to Exhibit 3.2 to Form 8-A12G/A filed on May 21, 2002).
4.2	Specimen Certificate of the Company's Common Stock (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048).
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

10.13+	The Company's 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Commission File No. 333-52881).
10.14+	The Company's 1995 Non-Employee Directors' Stock Option Plan (Incorporated by reference to Exhibit 99.7 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.15+	The Company's Employee Stock Purchase Plan as amended on June 3, 2005.
10.16+

Employment Agreement entered into between the Company and Richard A. Miller, M.D. dated as of June 10, 1992 (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048).

10.22+

Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).

10.23+	Form of Stock Option Agreement (Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, Commission File No. 333-52881).
10.25+	Form of Addendum to Stock Option Agreement (Special Tax Election) (Incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.26+

Form of Addendum to Stock Option Agreement (Involuntary Termination following Change in Control) (Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).

10.27+	Form of Notice of Grant of Automatic Stock Option (Initial Grant) (Incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.28+	Form of Notice of Grant of Automatic Stock Option (Annual Grant) (Incorporated by reference to Exhibit 99.9 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.29+	Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Exhibit 99.10 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.30+	Form of Employee Stock Purchase Plan Enrollment/Change Form (Incorporated by reference to Exhibit 99.12 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.31+	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 99.13 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.35+

Form of Severance Agreement between the Company and certain executive officers (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended September 30, 1997).

10.38+

Employment Agreement, dated December 18, 1997, by and between the Company and Leiv Lea (Incorporated by reference to Exhibit 10.38 to the Quarterly report on Form 10-Q for the quarter ended March 31, 1998).

10.41+	Employment agreement, dated May 28, 1998, by and between the Company and Hugo Madden (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended June 30, 1999).
10.44*

Master Development and Supply Agreement, dated March 20, 2000 by and between Cook Imaging Corporation, D.B.A. Cook Pharmaceutical Solutions, and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2000).

10.47*

Supply Agreement, dated December 11, 2000 by and between Dixie Chemical Company and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.48*

Supply Agreement, dated December 18, 2000 by and between Lonza, AG and the Registrant (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.49

Lease and Lease Termination Agreement dated June 14, 2000 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the year ended June 30, 2001).

10.50

First Amendment to New Lease dated April 10, 2001 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the year ended June 30, 2001).

10.51

Second Amendment to New Lease dated June 29, 2001 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended June 30, 2001).

10.52+

Employment agreement, dated August 14, 2001, by and between the Company and Timothy G. Whitten (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.53*

Supply Agreement, dated August 17, 2001 by and between EMS-Dottikon AG and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended Semptember 30, 2001).

10.54

Third Amendment to New Lease dated February 5, 2003 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.55	Form of Indemnification Agreement between the Company and its directors and executive of (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the ye June 30, 2004).
10.56+

Company's 2004 Equity Incentive Award Plan (the "2004 Plan") (incorporated by reference Exhibit B to the Company's 2004 Definitive Proxy Statement on Schedule 14A filed with th Securities and Exchange Commission on October 26, 2004).

10.57+	Form of Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.1 Company's Current Report on Form 8-K filed with the Securities and Exchange Commission o December 22, 2004 ).
10.58+

Form of Non-employee Director Option Agreement for the 2004 Plan (incorporated by refere from Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2004 ).

10.59+

Form of Amendment to Form of Notice of Grant of Stock Option used under the Company's 1995 Stock Option Plan (the "1995 Plan") (Incorporated by reference to Exhibit 10.5 to t Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.60+

Form of Non-Employee Directors Stock Option Election Option Agreement used under the Company's 1995 Plan (Incorporated by reference to Exhibit 10.6 to the Quarterly Report o Form 10-Q for the quarter ended December 31, 2004).

10.61

First Amendment To Patent License Agreement entered into on or about July 1, 1991 by and between the Company and the University of Texas System, Austin (Incorporated by referenc to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 200

10.62+

Offer letter, dated May 16, 2005, by and between the Company and Geoffrey Cooper, Ph.D. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2005).

10.63+

Notice of Grant of Employment Commencement Non-Qualified Stock Option, dated June 3, 2005, by and between the Company and Geoffrey Cooper, Ph.D. (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the Securities an Exchange Commission on June 7, 2005).

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. (see page #)
31.1	Section 302 Certification of CEO.
31.2	Section 302 Certification of CFO.
32.1	Section 906 Certifications of CEO and CFO.

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

Dated: September 12, 2005

PHARMACYCLICS, INC.

By: /s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Richard A. Miller and Leiv Lea, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10- K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in- fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. MILLER, M.D. ________________________________ Richard A. Miller, M.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2005

/s/ LEIV LEA ________________________________ Leiv Lea	Vice President, Finance and Administration and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	September 12, 2005

/s/ MILES R. GILBURNE ________________________________ Miles R. Gilburne	Director	September 12, 2005

/s/ LORETTA M. ITRI, M.D. ________________________________ Loretta M. Itri, M.D.	Director	September 12, 2005

/s/ RICHARD M. LEVY, PH.D. ________________________________ Richard M. Levy	Director	September 12, 2005

/s/ WILLIAM R. ROHN ________________________________ William R. Rohn	Director	September 12, 2005

/s/ CRAIG C. TAYLOR ________________________________ Craig C. Taylor	Director	September 12, 2005

EXHIBITS INDEX
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit of the same number to Form 8-A12G/A filed on May 21, 2002).
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit of the same number to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001
3.3

Form of Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.2 to Form 8-A12G/ filed on May 21, 2002).

4.1	(Incorporated by reference to Exhibit 3.2 to Form 8-A12G/A filed on May 21, 2002).
4.2	Specimen Certificate of the Company's Common Stock (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048).
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

10.13+	The Company's 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Commission File No. 333-52881).
10.14+	The Company's 1995 Non-Employee Directors' Stock Option Plan (Incorporated by reference to Exhibit 99.7 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.15+	The Company's Employee Stock Purchase Plan as amended on June 3, 2005. PDF
10.16+

Employment Agreement entered into between the Company and Richard A. Miller, M.D. dated as of June 10, 1992 (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048).

10.22+

Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).

10.23+	Form of Stock Option Agreement (Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, Commission File No. 333-52881).
10.25+	Form of Addendum to Stock Option Agreement (Special Tax Election) (Incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.26+

Form of Addendum to Stock Option Agreement (Involuntary Termination following Change in Control) (Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).

10.27+	Form of Notice of Grant of Automatic Stock Option (Initial Grant) (Incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.28+	Form of Notice of Grant of Automatic Stock Option (Annual Grant) (Incorporated by reference to Exhibit 99.9 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.29+	Form of Non-Employee Director Stock Option Agreement (Incorporated by reference to Exhibit 99.10 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.30+	Form of Employee Stock Purchase Plan Enrollment/Change Form (Incorporated by reference to Exhibit 99.12 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.31+	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 99.13 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.35+

Form of Severance Agreement between the Company and certain executive officers (Incorporated by reference to exhibit of the same number to the Quarterly report on Form 10-Q for the quarter ended September 30, 1997).

10.38+

Employment Agreement, dated December 18, 1997, by and between the Company and Leiv Lea (Incorporated by reference to Exhibit 10.38 to the Quarterly report on Form 10-Q for the quarter ended March 31, 1998).

10.41+	Employment agreement, dated May 28, 1998, by and between the Company and Hugo Madden (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended June 30, 1999).
10.44*

Master Development and Supply Agreement, dated March 20, 2000 by and between Cook Imaging Corporation, D.B.A. Cook Pharmaceutical Solutions, and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q for the quarter ended March 31, 2000).

10.47*

Supply Agreement, dated December 11, 2000 by and between Dixie Chemical Company and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.48*

Supply Agreement, dated December 18, 2000 by and between Lonza, AG and the Registrant (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.49

Lease and Lease Termination Agreement dated June 14, 2000 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the year ended June 30, 2001).

10.50

First Amendment to New Lease dated April 10, 2001 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the year ended June 30, 2001).

10.51

Second Amendment to New Lease dated June 29, 2001 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended June 30, 2001).

10.52+

Employment agreement, dated August 14, 2001, by and between the Company and Timothy G. Whitten (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.53*

Supply Agreement, dated August 17, 2001 by and between EMS-Dottikon AG and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended Semptember 30, 2001).

10.54

Third Amendment to New Lease dated February 5, 2003 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.55	Form of Indemnification Agreement between the Company and its directors and executive of (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the ye June 30, 2004).
10.56+

Company's 2004 Equity Incentive Award Plan (the "2004 Plan") (incorporated by reference Exhibit B to the Company's 2004 Definitive Proxy Statement on Schedule 14A filed with th Securities and Exchange Commission on October 26, 2004).

10.57+	Form of Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.1 Company's Current Report on Form 8-K filed with the Securities and Exchange Commission o December 22, 2004 ).
10.58+

Form of Non-employee Director Option Agreement for the 2004 Plan (incorporated by refere from Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2004 ).

10.59+

Form of Amendment to Form of Notice of Grant of Stock Option used under the Company's 1995 Stock Option Plan (the "1995 Plan") (Incorporated by reference to Exhibit 10.5 to t Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.60+

Form of Non-Employee Directors Stock Option Election Option Agreement used under the Company's 1995 Plan (Incorporated by reference to Exhibit 10.6 to the Quarterly Report o Form 10-Q for the quarter ended December 31, 2004).

10.61

First Amendment To Patent License Agreement entered into on or about July 1, 1991 by and between the Company and the University of Texas System, Austin (Incorporated by referenc to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 200

10.62+

Offer letter, dated May 16, 2005, by and between the Company and Geoffrey Cooper, Ph.D. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2005).

10.63+

Notice of Grant of Employment Commencement Non-Qualified Stock Option, dated June 3, 2005, by and between the Company and Geoffrey Cooper, Ph.D. (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the Securities an Exchange Commission on June 7, 2005).

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. (see page #)
31.1	Section 302 Certification of CEO.
31.2	Section 302 Certification of CFO.
32.1	Section 906 Certifications of CEO and CFO.

________________

* Confidential treatment has been granted as to certain portions of this agreement.
+ Indicates a management contract or compensatory plan or arrangement.
         PDF    Also provided in PDF as a courtesy.