Form 10-Q
period 2005-09-30
PHARMACYCLICS INC
filed 2005-11-02
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

As of September 30, 2005, there were 19,843,371 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

This quarterly report on Form 10-Q consists of 29 pages of which this is page 1. The Exhibits Index page immediately follows page 29.

PHARMACYCLICS, INC.
          Form 10-Q    PDF
Table of Contents

         PDF    Also provided in PDF as a courtesy.

Pharmacyclics®, (the pentadentate logo), Xcytrin® and Antrin®, are registered U.S. trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                            September 30, June 30,
                                                               2005         2005
                                                            -----------  -----------
                          ASSETS
   Current assets:
     Cash and cash equivalents ........................... $    30,786  $    27,666
     Marketable securities ...............................      33,665       44,233
     Prepaid expenses and other current assets ...........       1,095        1,254
                                                            -----------  -----------
          Total current assets ...........................      65,546       73,153
   Property and equipment, net ...........................         927          884
   Other assets ..........................................         527          527
                                                            -----------  -----------
                                                           $    67,000  $    74,564
                                                            ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable .................................... $     3,980  $     3,115
     Accrued liabilities .................................       1,455        1,358
                                                            -----------  -----------
          Total current liabilities ......................       5,435        4,473
   Deferred rent .........................................          95           97
                                                            -----------  -----------
          Total liabilities ..............................       5,530        4,570
                                                            -----------  -----------
   Stockholders' equity:
     Common stock ........................................           2            2
     Additional paid-in capital ..........................     318,734      317,063
     Accumulated other comprehensive loss ................        (287)        (293)
     Deficit accumulated during development stage.........    (256,979)    (246,778)
                                                            -----------  -----------
         Total stockholders' equity ......................      61,470       69,994
                                                            -----------  -----------
                                                           $    67,000  $    74,564
                                                            ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                               Period From
                                                                                Inception
                                                        Three Months Ended   (April 19, 1991)
                                                        September 30,            through
                                                        -------------------    September 30,
                                                          2005    2004             2005
                                                        --------  ---------    ------------
Revenues:
     License and milestone revenues ...................$     --  $      --    $      7,855

     Contract revenues .................................     --         --           5,847
                                                        --------  ---------    ------------
            Total revenues ...........................       --         --          13,702

Operating expenses:
     Research and development* .......................    7,304      6,109         254,194

     General and administrative* .....................    3,385      1,628          52,872
                                                        --------  ---------    ------------
            Total operating expenses .................   10,689      7,737         307,066
                                                        --------  ---------    ------------
Loss from operations .................................  (10,689)    (7,737)       (293,364)

Interest and other income, net .......................      488        434          36,385
                                                        --------  ---------    ------------
Net loss ............................................. $(10,201) $  (7,303)   $   (256,979)
                                                        ========  =========    ============

Basic and diluted net loss per share ................. $  (0.51) $   (0.37)
                                                        ========  =========
Shares used to compute basic and
   diluted net loss per share ........................   19,830     19,649
                                                        ========  =========

* Includes non-cash share-based compensation of the following:
     Research and development ........................ $    782  $       3    $      1,083
     General and administrative ......................      815         --           1,431
                                                        --------  ---------    ------------
            Total non-cash share-based compensation .. $  1,597  $       3    $      2,514
                                                        ========  =========    ============

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                        Period From
                                                                                         Inception
                                                                   Three Months Ended (April 19, 1991)
                                                                   September 30,          through
                                                                   -------------------- September 30,
                                                                       2005       2004      2005
                                                                   ---------  ---------  ---------
Cash flows from operating activities:
   Net loss ..................................................... $ (10,201) $  (7,303)  (256,979)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ................................       150        207     13,760
   Stock compensation expense ...................................     1,597          3      2,514
   Gain on sale of marketable securities ........................        --         --         58
   Write-down of fixed assets ...................................        --         --        381
   Changes in assets and liabilities:                                                          --
      Prepaid expenses and other assets .........................       159        123     (1,622)
      Accounts payable ..........................................       865       (348)     3,980
      Accrued liabilities .......................................        97        (45)     1,455
      Deferred rent .............................................        (2)         8         95
                                                                   ---------  ---------  ---------
         Net cash used in operating activities ..................    (7,335)    (7,355)  (236,358)
                                                                   ---------  ---------  ---------
Cash flows from investing activities:
   Purchase of property and equipment ...........................      (193)       (57)   (11,299)
   Proceeds from sale of property and equipment .................        --         --        112
   Purchases of marketable securities ...........................        --     (5,000)  (497,001)
   Proceeds from maturities and sales of marketable securities ..    10,574      8,014    462,991
                                                                   ---------  ---------  ---------
        Net cash provided by (used in) investing activities .....    10,381      2,957    (45,197)
                                                                   ---------  ---------  ---------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs ..............        74         15    292,708
   Proceeds from notes payable ..................................        --         --      3,000
   Issuance of convertible preferred stock, net of issuance costs        --         --     20,514
   Payments under capital lease obligations .....................        --         --     (3,881)
                                                                   ---------  ---------  ---------
        Net cash provided by financing activities ...............        74         15    312,341
                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents ................     3,120     (4,383)    30,786
Cash and cash equivalents at beginning of period ................    27,666     14,007         --
                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of period ...................... $  30,786  $   9,624     30,786
                                                                   =========  =========  =========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Principles

Basis of Presentation

The accompanying unaudited condensed financial statements of Pharmacyclics, Inc. (the "company" or "Pharmacyclics") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited, condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair statement of the company's interim financial information. These financial statements and notes should be read in conjunction with the audited financial statements of the company included in the company's Annual Report on Form 10-K for the year ended June 30, 2005 filed with the Securities and Exchange Commission on September 12, 2005.

The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2006 or for any other future period.

Reclassifications

Certain amounts have been reclassified in the accompanying financial statements to conform to the fiscal 2006 presentation.

Share-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R ("SFAS 123R"), Share-Based Payment - An Amendment of FASB Statements No. 123 and 95. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statement of operations.

The company adopted SFAS 123R effective beginning July 1, 2005 using the modified prospective application transition method. The modified prospective application requires that companies recognize compensation expense on share-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of the July 1, 2005 shall be recognized as the requisite service is rendered. The effect of recording share-based compensation was as follows:

Three Months Ended
September 30, 2004
Net effect on net loss	$ (1,597,000) --------------------
Net effect on basic and diluted net loss per share	$ (0.08) ============

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans was $5.36 per share during the first three months of fiscal 2006 and the weighted average estimated grant date fair value of purchase awards under the company's employee stock purchase plan was $3.32 per share during the first three months of fiscal 2006.

If the company had applied the fair value recognition provision of SFAS No. 123R in the three month period ended September 30, 2004, the weighted average estimated grant date fair value for options granted under the company's stock option plans would have been $8.37 per share and the weighted average estimated grant date fair value of purchase awards under the company's employee stock purchase plan would have been $3.32 per share. The following table illustrates the effect on net loss per common share if the company had applied the fair value recognition provisions of SFAS No. 123R in three months ended September 30, 2004 to share-based employee compensation:

Three Months Ended September 30, 2004
Net loss, as reported	$ (7,303,000)
Employee share-based compensation using the fair value based method	(2,100,000) ---------------------
Proforma net loss	$ (9,403,000) ============
Basic and diluted net loss per share, as reported	$ (0.37) ============
Proforma basic and diluted net loss per share	$ (0.48) ============

The estimated grant date fair values were calculated using the Black-Scholes valuation model and the following assumptions:

	Three Months Ended September 30,
	2005	2004
Stock Option Plans:
Expected dividend yield	0%	0%
Expected stock price volatility	70%	84%
Risk free interest rate	3.97%	3.35%
Expected life (years)	4.98	5.06

Employee Stock Purchase Plan:
Expected dividend yield	0%	0%
Expected stock price volatility	77%	77%
Risk free interest rate	1.90%	1.90%
Expected life (years)	2.00	2.00

As of September 30, 2005, $9,018,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.46 years.

There were no capitalized share-based compensation costs at September 30, 2005.

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,663,316 and 4,241,088 shares of common stock were outstanding at September 30, 2005 and 2004, respectively, and were excluded from the calculation of loss per share as they were antidilutive.

Note 3 - Share-Based Compensation Plans:

2004 Equity Incentive Award Plan. In December 2004, stockholders approved the 2004 Equity Incentive Award Plan (the "2004 Plan") as a replacement for both the company's 1995 Stock Option Plan (the "1995 Plan") and the 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"). The adoption of the 2004 Plan included an increase of 600,000 in the number of shares available for issuance over the remaining shares available for issuance under the 1995 Plan and Directors Plan. The 2004 Plan provides for the issuance of various types of equity awards, such as incentive stock options, nonstatutory stock options stock, restricted stock, stock appreciation rights and performance shares. The exercise price of all stock options granted under the 2004 Plan may not be less that the fair market value of the company's common stock on the date of grant and no stock option will be exercisable more than ten years after the date it is granted. Stock options for employees and consultants typically vest over four years. Non-employee Directors receive annual, automatic, non-discretionary grants of nonqualified stock options. Each new non-employee Director receives an option to purchase 10,000 shares as of the date he or she first becomes a Director. This option grant vests in equal annual installments over five years. In addition, on the date of each annual meeting, each individual re-elected as a non-employee Director will receive an automatic option grant to purchase an additional 7,500 shares of common stock, provided such individual has served as a Director for at least six months prior to the date of grant. This option grant vests in equal monthly installments over twelve months following the date of grant.

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

The Company settles stock option exercises with newly issued common shares.

The following table summarizes the company's stock option activity for the three months ended September 30, 2005:

		Options Outstanding
	Shares Available for Grant	Number	Weighted Average Exercise Price
Balance at June 30, 2005	760,296	4,785,838	$ 15.40
Options Granted	(63,599)	63,599	8.80
Options Exercised	-	(170,765)	7.31
Options Forfeited	5,643	(5,643)	10.47
Options Cancelled	9,713	(9,713)	57.84
Balance at September 30, 2005	712,053 ============	4,663,316 ============	15.52

The total intrinsic value of stock options exercised during the three months periods ended September 30, 2005 and 2004, was $314,000 and $17,000, respectively. No income tax benefits were realized by the company for the three month periods ended September 30, 2005 and 2004.

A summary of outstanding and vested stock options as of September 30, 2005 is as follows:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.22 - $4.25	396,362	$ 4.12	$1,941,373	317,778	$ 4.12	$1,557,649
$4.47 - $4.47	575,801	4.47	2,619,895	315,821	4.47	1,436,986
$5.16 - $7.43	640,489	7.03	1,273,018	509,062	7.16	944,727
$7.43 - $7.76	693,138	7.76	873,354	36,110	7.76	45,499
$8.20 - $11.21	475,068	10.59	15,511	141,837	10.78	4,742
$12.00 - $17.75	495,838	16.31	-	469,151	16.50	-
$18.07 - $24.25	506,508	20.18	-	459,370	20.39	-
$27.00 - $36.25	467,576	27.78	-	409,129	27.79	-
$38.13 - $78.13	412,536	53.28	-	407,458	53.45	-
	4,663,316 ============	15.52	$6,723,151 ============	3,065,716 ============	19.06	$3,989,603 ============

As of September 30, 2005, the weighted average remaining contractual term of options outstanding and options vested was 6.44 and 5.33 years, respectively.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. No shares were issued from the plan in the three month periods ended September 30, 2005 and 2004.Shares available for future purchase under the Purchase Plan are 201,989 at September 30, 2005.

Note 4 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities that are excluded from the results of operations.

The company's comprehensive losses were as follows:

                                               Three Months Ended
                                                 September 30,
                                            --------------------------
                                                   2005          2004
                                            ------------  ------------
Net loss ................................. $(10,201,000) $ (7,303,000)
Change in net unrealized losses
  on available-for-sale securities .......        6,000       127,000
                                            ------------  ------------
Comprehensive loss ....................... $(10,195,000) $ (7,176,000)
                                            ============  ============

Note 5 - Recent Accounting Pronouncements

At its March 2004 meeting, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the FASB issued a final FASB staff position, FSP EITF Issue 03-01-1 that delays the effective date for the measurement and recognition guidance of EITF 03-01. We do not believe that this consensus on the recognition and measurement guidance will have an impact on the company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2005 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 12, 2005.

 The following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events, such as our future clinical and product development, financial performance and regulatory review of our product candidates. Our actual results could differ materially from any future performance suggested in this report as a result of various factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report, in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and in our other Securities and Exchange Commission reports and filings. All forward- looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and other diseases. To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not expect to generate any product revenues until we receive the necessary regulatory and marketing approvals and launch one of our products, if at all. We have two primary drug products, or research and development programs, for which we are currently focusing our efforts: Xcytrin® (motexafin gadolinium) Injection and Antrin® (motexafin lutetium) Angiophototherapy

Xcytrin, our lead product candidate, is an anti-cancer drug being evaluated in various clinical trials. We have completed enrollment in a pivotal randomized Phase 3 trial of Xcytrin for the potential treatment of lung cancer patients with brain metastases. This randomized controlled study, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial enrolled 554 patients; and we plan to announce results from this trial by the end of calendar 2005. The trial will compare the effects of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin in lung cancer patients with brain metastases. The primary efficacy endpoint will be time to neurologic progression as determined by a blinded events review committee. Survival and neurocognitive function will also be assessed as secondary endpoints of the trial. We requested and received a Special Protocol Assessment from the FDA for the SMART trial. Special Protocol Assessment provides for sponsors of clinical trials to receive official FDA evaluation, guidance and agreement on pivotal trials that will form the basis for final approval.

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

We have incurred significant operating losses since our inception in 1991, and as of September 30, 2005, had an accumulated deficit of approximately $257.0 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

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

Results of Operations

Research and Development

                                     Three Months ended
                                     September 30,
                                     -----------------------   Percent
                                         2005        2004       change
------------------------------------ ----------- ----------- ------------
Research and development expenses    $7,304,000  $6,109,000      20%

The increase of 20% or $1,195,000 in research and development expenses for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily due to an increase of $779,000 in stock compensation charges as we adopted SFAS 123R in the first quarter of fiscal 2006 and an increase of $226,000 in third party clinical trial costs due to new Phase 1 and 2 clinical trials and the data collection work for our Phase 3 SMART trial.

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

                                                                           Related R&D Expenses
                                                                            Three Months ended
                                                                                September 30,
                                                                          -----------------------
                                                              Estimated
                                           Phase of          Completion
Product          Description              Development         of Phase        2005        2004
--------- ------------------------- ----------------------- ------------- ----------- -----------
XCYTRIN   Cancer                    Several Phase 1 trials  Unknown       $4,939,000  $3,900,000
                                    Several Phase 2 trials  Unknown
                                            Phase 3         Fiscal 2006

ANTRIN    Coronary artery disease           Phase 1         Completed        258,000      95,000
                                                                          ----------- -----------

          Total direct costs.............................................  5,197,000   3,995,000
          Indirect costs.................................................  2,107,000   2,114,000
                                                                          ----------- -----------
          Total research and
             development expenses........................................ $7,304,000  $6,109,000
                                                                          =========== ===========

General and Administrative

                                  Three Months ended
                                     September 30,
                                  -----------------------   Percent
                                      2005        2004       change
--------------------------------- ----------- ----------- ------------

General and administrative expense $3,385,000  $1,628,000      108%

The increase of 108% or $1,757,000 in general and administrative expenses for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily due to an increase of $815,000 in stock compensation expense as we adopted SFAS 123R in the first quarter of fiscal 2006, a $436,000 increase in payroll and related expenses due to increases in headcount, and a $270,000 increase in market research and related expenses to support our commercialization efforts.

Interest and Other, Net

                            Three Months ended
                            September 30,
                            ---------------------  Percent
                               2005       2004     change
--------------------------- ---------- ---------- ---------

Interest and other, net     $ 488,000  $ 434,000     12%

The increase of 12% or $54,000 in interest and other, net for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was due to higher interest rates earned on our cash, cash equivalent and marketable securities balances. Our cash equivalents and marketable securities consist primarily of fixed rate instruments.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income.

As of September 30, 2005, we had approximately $64,451,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $7,335,000 during the three months ended September 30, 2005, resulted primarily from our net loss, net of depreciation and amortization, stock compensation expense and an increase in accounts payable. Net cash used in operating activities of $7,355,000 during the three months ended September 30, 2004, resulted primarily from our net loss and decrease in accounts payable, partially offset by depreciation and amortization.

Net cash provided by investing activities of $10,381,000 in the three months ended September 30, 2005, consisted primarily of maturities and sales of marketable securities. Net cash provided by investing activities of $2,957,000 in the three months ended September 30, 2004, consisted primarily of maturities and sales of marketable securities, net of purchases of marketable securities.

Net cash provided by financing activities of $74,000 and $15,000 in the three months ended September 30, 2005 and 2004, respectively, consisted primarily of proceeds the issuance of shares from the company's stock plans.

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

We lease our facility under a non-cancelable operating lease that expires in fiscal 2008. Future minimum lease payments under this non-cancelable operating lease as of September 30, 2005 are as follows:

                                          Operating
                                            Lease          Purchase
                                         Commitments    Commitments(1)
                                       --------------- ---------------
Remaining 9 months of fiscal 2006 ..   $      931,000  $    2,164,000
Fiscal 2007 ........................        1,220,000              --
Fiscal 2008 ........................          610,000              --
                                       --------------- ---------------
     Total minimum lease payments ..   $    2,761,000  $    2,164,000
                                       =============== ===============

(1) Represents a purchase commitment for a drug substance intermediate.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. We will be required to raise additional funds and we cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed could have a material adverse effect on our business, financial condition and results of operations. See "Factors That May Affect Future Operating Results - We will need additional financing and we may have difficulty raising needed capital in the future."

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2005, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

Share-Based Compensation

We have accounted for options issued to employees and members of the board of directors using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Beginning on July 1, 2005, we began to account for employee share-based payments in accordance with Statement of Financial Accounting Standards 123R ("SFAS 123R"), Share-Based Payment - An Amendment of FASB Statements no. 123 and 95. Under this standard, companies are no longer able to account for share-based compensation transactions in accordance with APB 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statement of operations.

We used the modified prospective application transition method to adopt SFAS 123R. The modified prospective application method requires that companies recognize compensation expense on share-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of the July 1, 2005 shall be recognized as the requisite service is rendered. We use the Black-Scholes valuation model to determine the fair value of stock options issued.

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

Additionally, demands on our clinical staff have been increasing and we expect they will continue to increase due to our monitoring of additional clinical trials. We may fail to effectively oversee and monitor these many simultaneous clinical trials, which would result in increased costs or delays of our clinical trials and negatively impact our ability to collect complete and audited data from clinical sites participating in our Phase 3 SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial. Even if these clinical trials are completed and audited data is collected, we may fail to complete and submit a new drug application for many reasons, including, as was the case with our first Phase 3 trial of Xcytrin, failure to meet our primary endpoints.

We have received a Special Protocol Assessment (SPA) from the FDA for our Phase 3 SMART trial. In the SPA process, the FDA reviewed the design, size and planned analysis of the SMART trial and provided comments regarding the trial's adequacy to form a basis for approval if the trial is successful in meeting its predetermined objectives. The FDA's written agreement is binding on its review decision, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety or effectiveness of a product candidate is identified after the Phase 3 clinical trial is commenced. We have never filed a new drug application for our product candidates and, even if we file a new drug application based on data from the SMART trial, there is no guarantee that the application will be approved. Any change to the protocol for the SMART trial included in the SPA would require prior FDA approval, which could delay our ability to implement such change.

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

We have incurred significant operating losses since our inception in 1991 and, as of September 30, 2005, had an accumulated deficit of approximately $257.0 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products. Our lead product, Xcytrin, may receive regulatory approval on a delayed basis or may not receive such clearance at all, which would have a material impact on our ability to become profitable. To date, we have not generated revenue from the commercial sale of our products.

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

Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

  the receipt of regulatory approvals for the indications that we are studying, and the acceptance by physicians and patients of the clinical benefits that our products may offer;
  the establishment and demonstration in the medical community of the safety, clinical efficacy and cost-effectiveness of our products and their potential advantages over existing therapeutic products;
  marketing and distribution support;
  the introduction, market penetration and pricing strategies of competing and future products; and
  coverage and reimbursement policies of governmental and other third- party payors such as insurance companies, health maintenance organizations and other plan administrators.

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

In the United States, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system and, in particular, that are intended to contain or reduce the costs of medical products and services. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, could significantly influence the manner in which pharmaceutical products are prescribed and purchased and will impact reimbursement for our products, which could result in a reduction in demand for our products. The MMA established a new reimbursement methodology for certain drugs furnished in hospital outpatient departments and physicians' offices which is based on the average sales price, or ASP, of the product. Application of the ASP reimbursement methodology has resulted in a decrease in the reimbursement levels for certain oncology drugs furnished in hospital outpatient departments and physicians' offices in 2005. As implemented in a recent rule establishing an MMA-mandated competitive bidding program, or CAP, physicians who administer drugs in their offices will be offered an option to acquire drugs covered under the Medicare Part B benefit from vendors who are selected in a competitive bidding process. Winning vendors would be selected based on criteria that include their bid price. The Department of Health and Human Services, Centers for Medicare and Medicaid Services recently delayed implementation of the CAP program until at least July 2006. These new reimbursement measures could negatively impact our ability to sell our products. The MMA also established a new Part D prescription drug benefit, which is to become effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries will be able to obtain prescription drug coverage from private sector providers. These private sector providers will be permitted to limit the number of prescription drugs that will be covered in each therapeutic category and class on their formularies. We cannot predict whether our products will be placed on the formularies of the private sector providers participating in the Part D program in 2006 and beyond, and if our products are not placed on such formularies, this could negatively impact our ability to sell our products. It remains difficult to predict the impact that the prescription drug program, and the MMA generally, will have on us and our industry. The expanded access to prescription medications afforded by Medicare coverage of prescription drugs may increase the volume of pharmaceutical sales. However, this potential sales volume increase may be offset by increased downward pricing pressures resulting from the enhanced purchasing power of private sector providers who will negotiate drug pricing on behalf of Medicare beneficiaries under Part D.

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

Our ability to commercialize our products successfully will depend in significant part on the extent to which appropriate coverage of and reimbursement for our products and related treatments are obtained from governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payors are increasingly challenging the prices charged for medical products and services. We cannot provide any assurances that third- party payors will consider our products cost-effective or provide coverage of and reimbursement for our products, in whole or in part.

Uncertainty exists as to the coverage and reimbursement status of newly approved medical products and services and newly approved indications for existing products. Third-party payors may conclude that our products are less safe, less effective, or less cost-effective than existing products, and third-party payors may not approve our products for coverage and reimbursement. If we are unable to obtain adequate coverage of and reimbursement for our products from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them. Such reduction or limitation in use of our products could cause our sales to suffer. Even if third-party payors make reimbursement available, payment levels may not be sufficient to make the sale of our products profitable to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2005 would have declined by $195,000.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the first fiscal quarter of 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting: There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PHARMACYCLICS, INC.
(Registrant)

Dated: November 1, 2005	By:	/s/ RICHARD A. MILLER, M.D.
Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: November 1, 2005	By:	/s/ LEIV LEA
Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer and Secretary

EXHIBITS INDEX
Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1	Section 1350 Certifications of CEO and CFO.