Form 10-Q
period 2005-12-31
PHARMACYCLICS INC
filed 2006-02-07
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.        YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
    Large accelerated filer [ ]       Accelerated filer [X]       Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

As of January 31, 2006, there were 19,903,708 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

This quarterly report on Form 10-Q consists of 30 pages of which this is page 1. The Exhibits Index page immediately follows page 30.

PHARMACYCLICS, INC.
          Form 10-Q    PDF
Table of Contents

         PDF    Also provided in PDF as a courtesy.

Pharmacyclics®, (the pentadentate logo), Xcytrin® and Antrin®, are registered U.S. trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                            December 31,  June 30,
                                                               2005         2005
                                                            -----------  -----------
                          ASSETS
   Current assets:
     Cash and cash equivalents ........................... $    29,769  $    27,666
     Marketable securities ...............................      26,598       44,233
     Prepaid expenses and other current assets ...........       1,247        1,254
                                                            -----------  -----------
          Total current assets ...........................      57,614       73,153
   Property and equipment, net ...........................         815          884
   Other assets ..........................................         527          527
                                                            -----------  -----------
                                                           $    58,956  $    74,564
                                                            ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable .................................... $     3,319  $     3,115
     Accrued liabilities .................................       1,669        1,358
                                                            -----------  -----------
          Total current liabilities ......................       4,988        4,473
   Deferred rent .........................................          93           97
                                                            -----------  -----------
          Total liabilities ..............................       5,081        4,570
                                                            -----------  -----------
   Stockholders' equity:
     Common stock ........................................           2            2
     Additional paid-in capital ..........................     320,951      317,063
     Accumulated other comprehensive loss ................        (209)        (293)
     Deficit accumulated during development stage.........    (266,869)    (246,778)
                                                            -----------  -----------
         Total stockholders' equity ......................      53,875       69,994
                                                            -----------  -----------
                                                           $    58,956  $    74,564
                                                            ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                                                   Period From
                                                                                                    Inception
                                                        Three Months Ended   Six Months Ended   (April 19, 1991)
                                                           December 31,         December 31,         through
                                                        -------------------  -------------------   December 31,
                                                          2005    2004         2005    2004            2005
                                                        --------  ---------  --------  ---------   -------------
Revenues:
     License and milestone revenues ...................$     --  $      --        --  $      --   $      7,855

     Contract revenues .................................     --         --        --         --          5,847
                                                        --------  ---------  --------  ---------   ------------
            Total revenues ...........................       --         --        --         --         13,702

Operating expenses:
     Research and development* .......................    6,698      6,277    14,002     12,386        260,892

     General and administrative* .....................    3,686      1,952     7,071      3,580         56,558
                                                        --------  ---------  --------  ---------   ------------
            Total operating expenses .................   10,384      8,229    21,073     15,966        317,450
                                                        --------  ---------  --------  ---------   ------------
Loss from operations .................................  (10,384)    (8,229)  (21,073)   (15,966)      (303,748)

Interest and other income, net .......................      494        442       982        876         36,879
                                                        --------  ---------  --------  ---------   ------------
Net loss ............................................. $ (9,890) $  (7,787)  (20,091) $ (15,090)  $   (266,869)
                                                        ========  =========  ========  =========   ============

Basic and diluted net loss per share ................. $  (0.50) $   (0.40)    (1.01) $   (0.77)
                                                        ========  =========  ========  =========
Shares used to compute basic and
   diluted net loss per share ........................   19,878     19,707    19,854     19,678
                                                        ========  =========  ========  =========

* Includes non-cash share-based compensation of the following:
     Research and development ........................ $    965  $       7     1,747  $      10
     General and administrative ......................      946         --     1,761         --
                                                        --------  ---------  --------  ---------
            Total non-cash share-based compensation .. $  1,911  $       7     3,508  $      10
                                                        ========  =========  ========  =========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                         Period From
                                                                                         Inception
                                                                   Six Months Ended   (April 19, 1991)
                                                                      December 31,        through
                                                                   --------------------  December 31,
                                                                       2005       2004     2005
                                                                   ---------  ---------  ---------
Cash flows from operating activities:
   Net loss ..................................................... $ (20,091) $ (15,090)  (266,869)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ................................       302        389     13,912
   Non-cash share-based compensation expense ....................     3,508         10      4,425
   Gain on sale of marketable securities ........................        --         --         58
   Write-down of fixed assets ...................................        --         --        381
   Changes in assets and liabilities:                                                          --
      Prepaid expenses and other assets .........................         7       (178)    (1,774)
      Accounts payable ..........................................       204       (602)     3,319
      Accrued liabilities .......................................       311        281      1,669
      Deferred rent .............................................        (4)        16         93
                                                                   ---------  ---------  ---------
         Net cash used in operating activities ..................   (15,763)   (15,174)  (244,786)
                                                                   ---------  ---------  ---------
Cash flows from investing activities:
   Purchase of property and equipment ...........................      (233)      (114)   (11,339)
   Proceeds from sale of property and equipment .................        --         --        112
   Purchases of marketable securities ...........................        --     (7,076)  (497,001)
   Proceeds from maturities and sales of marketable securities ..    17,719     16,092    470,136
                                                                   ---------  ---------  ---------
        Net cash provided by (used in) investing activities .....    17,486      8,902    (38,092)
                                                                   ---------  ---------  ---------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs ..............       380        458    293,014
   Proceeds from notes payable ..................................        --         --      3,000
   Issuance of convertible preferred stock, net of issuance costs        --         --     20,514
   Payments under capital lease obligations .....................        --         --     (3,881)
                                                                   ---------  ---------  ---------
        Net cash provided by financing activities ...............       380        458    312,647
                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents ................     2,103     (5,814)    29,769
Cash and cash equivalents at beginning of period ................    27,666     14,007         --
                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of period ...................... $  29,769  $   8,193     29,769
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

The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the operating results that may be reported for the fiscal year ending June 30, 2006 or for any other future period.

Reclassifications

Certain auction rate securities have been reclassified from cash equivalents to marketable securities. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of ninety days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every seven, twenty-eight or thirty-five days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

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

Based upon the company's re-evaluation of these securities, the company reclassified its auction rate securities in fiscal 2005, previously classified as cash equivalents, to marketable securities. The accompanying statements of cash flows have been revised to reflect the purchase and sale of auction rate securities during the periods presented. This revision resulted in an increase in purchases of marketable securities and sales of marketable securities of $5,000,000 and $6,050,000, respectively, in the six months ended December 31, 2004.

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

                                                         Three Months Ended    Six Months Ended
                                                         December 31, 2005     December 31, 2005
                                                         ------------------    ------------------
Net effect on net loss                                  $        1,911,000    $        3,508,000

Net effect on basic and diluted net loss per share      $            (0.10)   $            (0.18)

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans was $5.43 per share during the first six months of fiscal 2006 and the weighted average estimated grant date fair value of purchase awards under the company's employee stock purchase plan was $3.30 per share during the first six months of fiscal 2006.

If the company had applied the fair value recognition provision of SFAS No. 123R in the three and six month periods ended December 31, 2004, the weighted average estimated grant date fair value for options granted under the company's stock option plans would have been $7.05 per share and the weighted average estimated grant date fair value of purchase awards under the company's employee stock purchase plan would have been $3.32 per share. The following table illustrates the effect on net loss per common share if the company had applied the fair value recognition provisions of SFAS No. 123R in three and six months ended December 31, 2004 to share-based employee compensation:

                                         Three Months Ended   Six Months Ended
                                         December 31, 2004   December 31, 2004
                                         ------------------  ------------------

Net loss, as reported                   $       (7,787,000) $      (15,090,000)
Employee share-based compensation using
  the fair value based method           $       (2,157,000) $       (4,257,000)
                                         ------------------  ------------------
Pro forma net loss                      $       (9,944,000) $      (19,347,000)
                                         ==================  ==================
Basic and diluted net loss
  per share, as reported                $            (0.40) $            (0.77)
                                         ==================  ==================
Pro forma basic and
  diluted net loss per share            $            (0.50) $            (0.98)
                                         ==================  ==================

The estimated grant date fair values were calculated using the Black-Scholes valuation model and the following assumptions:

                                Six Months Ended
                                   December 31,
                                -----------------
                                   2005     2004
                                --------  -------
Stock Option Plans:
  Expected dividend yield            0%      0%
  Expected stock price volatil      70%     83%
  Risk free interest rate         4.15%   3.54%
  Expected life (years)           4.98     5.06

Employee Stock Purchase Plan:
  Expected dividend yield            0%      0%
  Expected stock price volatil      54%     77%
  Risk free interest rate         4.42%   1.90%
  Expected life (years)           2.00     2.00

As of December 31, 2005, $7,143,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.27 years.

There were no capitalized share-based compensation costs at December 31, 2005.

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,682,201 and 4,143,377 shares of common stock were outstanding at December 31, 2005 and 2004, respectively, and were excluded from the calculation of loss per share as they were antidilutive.

Note 3 - Share-Based Compensation Plans:

2004 Equity Incentive Award Plan. In December 2004, stockholders approved the 2004 Equity Incentive Award Plan (the "2004 Plan") as a replacement for both the company's 1995 Stock Option Plan (the "1995 Plan") and the 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"). The adoption of the 2004 Plan included an increase of 600,000 in the number of shares available for issuance over the remaining shares available for issuance under the 1995 Plan and Directors Plan. In December 2005, the stockholders approved an increase in the total number of shares of common stock authorized for issuance under the 2004 Plan by an additional 1,000,000 shares. The 2004 Plan provides for the issuance of various types of equity awards, such as incentive stock options, nonstatutory stock options stock, restricted stock, stock appreciation rights and performance shares. The exercise price of all stock options granted under the 2004 Plan may not be less that the fair market value of the company's common stock on the date of grant and no stock option will be exercisable more than ten years after the date it is granted. Stock options for employees and consultants typically vest over four years. Non-employee Directors receive annual, automatic, non- discretionary grants of nonqualified stock options. Each new non-employee Director receives an option to purchase 10,000 shares as of the date he or she first becomes a Director. This option grant vests in equal annual installments over five years. In addition, on the date of each annual meeting, each individual re-elected as a non-employee Director will receive an automatic option grant to purchase an additional 7,500 shares of common stock, provided such individual has served as a Director for at least six months prior to the date of grant. This option grant vests in equal monthly installments over twelve months following the date of grant.

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

The following table summarizes the company's stock option activity for the six months ended December 31, 2005:

                                                      Options Outstanding
                                                   --------------------------
                                                                    Weighted
                                        Shares                      Average
                                      Available                     Exercise
                                      for Grant       Number         Price
                                     ------------  ------------   ------------
Balance at June 30, 2005                 760,296     4,785,838    $     15.40
Additional Authorized                  1,000,000
Options Granted                         (118,433)      118,433           8.96
Options Exercised                                     (187,446)          7.07
Options Forfeited                          8,189        (8,189)         10.00
Options Cancelled                         26,435       (26,435)         33.73
                                     ------------  ------------
Balance at December 31, 2005           1,676,487     4,682,201          15.48
                                     ============  ============

The total intrinsic value of stock options exercised during the six month periods ended December 31, 2005 and 2004 was $372,000 and $350,000, respectively. No income tax benefits were realized by the company in the three and six month periods ended December 31, 2005 and 2004.

A summary of outstanding and vested stock options as of December 31, 2005 is as follows:

                      Options Outstanding                  Options Vested
                      ----------                           ----------
                                    Weighted                           Weighted
                        Number       Average    Aggregate    Number     Average   Aggregate
Range of                  of        Exercise    Intrinsic      of      Exercise   Intrinsic
Exercise Prices        Options        Price       Value     Options      Price      Value
--------------------- ----------   -----------  ---------  ----------  ---------  ---------
   $3.22 - $4.25        390,526   $      4.12  $   6,651     337,042  $    4.12  $   5,582
   $4.47 - $4.47        566,536          4.47         --     343,714       4.47         --
   $5.16 - $7.43        638,250          7.04         --     544,524       7.16         --
   $7.43 - $7.76        693,100          7.76         --      72,132       7.76         --
   $8.20 - $11.21       526,240         10.45         --     184,768      10.69         --
  $12.23 - $17.75       490,838         16.35         --     466,808      16.53         --
  $18.07 - $24.25       500,358         20.20         --     465,141      20.35         --
  $27.00 - $38.13       488,158         28.25         --     450,715      28.29         --
  $38.25 - $78.13       388,195         54.19         --     387,801      54.20         --
                      ----------                ---------  ----------             ---------
                      4,682,201         15.48  $   6,651   3,252,645      18.54      5,582
                      ==========                =========  ==========             =========

As of December 31, 2005, the weighted average remaining contractual term of options outstanding and options vested was 6.24 and 5.23 years, respectively.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. There were 43,656 and 44,598 shares issued from the plan in the six month periods ended December 31, 2005 and 2004, respectively. Shares available for future purchase under the Purchase Plan are 158,333 at December 31, 2005.

Note 4 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities that are excluded from the results of operations.

The company's comprehensive losses were as follows:

                                               Three Months Ended          Six Months Ended
                                                 December 31,                December 31,
                                            --------------------------  --------------------------
                                                   2005          2004          2005          2004
                                            ------------  ------------  ------------  ------------
Net loss ................................. $ (9,890,000) $ (7,787,000) $(20,091,000) $(15,090,000)
Change in net unrealized losses
  on available-for-sale securities .......       78,000      (169,000)       84,000       (42,000)
                                            ------------  ------------  ------------  ------------
Comprehensive loss ....................... $ (9,812,000) $ (7,956,000) $(20,007,000) $(15,132,000)
                                            ============  ============  ============  ============

Note 5 - Recent Accounting Pronouncements

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections, ("SFAS 154"). SFAS 154 replaces Accounting Principle Bulletin No. 20 ("APB 20"), and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 3"), and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle, whereas SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 will not have a material impact on our results of operations or financial position.

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

Xcytrin, our lead product candidate, is an anti-cancer drug being evaluated in various clinical trials. In December 2005, we announced the top line results of our pivotal Phase 3 clinical study of Xcytrin for the potential treatment of non-small cell lung cancer (NSCLC) patients with brain metastases. Although patients receiving Xcytrin had a longer time to neurologic progression, the study's primary endpoint, the difference compared to patients in the control arm did not reach statistical significance. This randomized controlled study, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial enrolled 554 patients and was designed to compare the safety and efficacy of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin. The primarily endpoint for the study was time to neurologic progression (TNP) as determined by a blinded events review committee.

In the intent-to-treat analysis, the median TNP was 15.4 months for patients receiving WBRT plus Xcytrin compared to 10.0 months for patients treated with WBRT alone (P=0.122, hazard ratio=0.78). Substantial differences in patient characteristics were observed for the 348 patients enrolled in North America (63 percent of all patients enrolled in the study) compared to the other regions. In North America, the median TNP for WBRT plus Xcytrin treatment was 24.2 months compared to 8.8 months for WBRT alone (P=0.004, hazard ratio=0.53). Xcytrin was well tolerated in the study. The most common drug related grade 3 and 4 adverse events were hypertension (4%), elevated liver enzymes (3%) and fatigue (3%), all of which were reversible. We are in the process of completing our analysis of the data from this trial. We plan to review the data with the FDA.

Our strategy is to continue to evaluate Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. We are conducting Phase 2 clinical trials with Xcytrin used alone to treat recurrent metastatic lung cancer and to treat hematologic cancers such as lymphomas and chronic lymphocytic leukemia. We also are conducting a Phase 2 clinical trial with Xcytrin in combination with stereotactic radiosurgery for the treatment of brain metastases. Phase 1 trials are evaluating Xcytrin given in combination with Taxotere® and other chemotherapy drugs for lung, prostate, ovarian and breast cancer.

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

We have incurred significant operating losses since our inception in 1991, and as of December 31, 2005, had an accumulated deficit of approximately $266.9 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

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

Results of Operations

Research and Development

                                        Three Months ended                   Six Months ended
                                          December 31,                         December 31,
                                     -----------------------   Percent    -------------------------  Percent
                                         2005        2004       change        2005         2004      change
------------------------------------ ----------- ----------- ------------ ------------ ------------ ---------
Research and development expenses    $6,698,000  $6,277,000       7%      $14,002,000  $12,386,000     13%

The increase of 7% or $421,000 in research and development expenses for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 was primarily due to an increase of $958,000 in stock-based compensation expense as we adopted SFAS 123R in fiscal year 2006. This increase was partially offset by a decrease in costs associated with the company's SMART trial ($329,000) and a decrease in third party research studies ($163,000) due to the timing of such studies.

The increase of 13% or $1,616,000 in research and development expenses for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 was primarily due to an increase of $1,737,000 in stock-based compensation expense.

We expect research and development expenses to decrease in the future due to the completion of the SMART Trial.

Research and development costs are identified as either directly attributed to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist of personnel costs directly associated with a program, preclinical study costs, clinical trial costs, and related clinical drug and device development and manufacturing costs, drug formulation costs, contract services and other research expenditures. Indirect costs consist of personnel costs not directly associated with a program, overhead and facility costs and other support service expenses. The following table summarizes our principal product development initiatives, including the related stages of development for each product, the direct costs attributable to each product and total indirect costs for each respective period. The information in the column labeled "Estimated Completion of Phase" is only our estimate of the timing of completion of the current in-process development phase. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see our "Factors That May Affect Future Operating Results" section below.

Prior to 1999, we did not track our historical research and development expenses by specific program and for this reason we cannot accurately estimate our total historical costs on a specific program basis. Direct costs by program and indirect costs are as follows:

                                                                            Related R&D Expenses    Related R&D Expenses
                                                                             Three Months ended      Six Months ended
                                                                                December 31,            December 31,
                                                                          ----------------------- -------------------------
                                                            Estimated
                                           Phase of         Completion
Product          Description              Development        of Phase        2005        2004        2005         2004
--------- ------------------------- ----------------------- ------------- ----------- ----------- ------------ ------------
XCYTRIN   Cancer                    Several Phase 1 trials  Unknown       $4,295,000  $4,088,000  $ 9,234,000  $ 7,988,000
                                    Several Phase 2 trials  Unknown
                                            Phase 3         Fiscal 2006

ANTRIN    Coronary artery disease           Phase 1         Completed        163,000     148,000      421,000      243,000
                                                                          ----------- ----------- ------------ ------------

          Total direct costs.............................................  4,458,000   4,236,000    9,655,000    8,231,000
          Indirect costs.................................................  2,240,000   2,041,000    4,347,000    4,155,000
                                                                          ----------- ----------- ------------ ------------
          Total research and
             development expenses........................................ $6,698,000  $6,277,000  $14,002,000  $12,386,000
                                                                          =========== =========== ============ ============

General and Administrative

                                        Three Months ended                   Six Months ended
                                          December 31,                         December 31,
                                     -----------------------   Percent    -----------------------  Percent
                                         2005        2004       change        2005        2004     change
------------------------------------ ----------- ----------- ------------ ----------- ----------- ---------

General and administrative expenses  $3,686,000  $1,952,000      89%      $7,071,000  $3,580,000     98%

The increase of 89% or $1,734,000 in general and administrative expenses for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 was primarily due to an increase of $946,000 in stock-based compensation expense, an increase of $404,000 in Xcytrin commercialization expenses and an increase of $234,000 in employee costs.

The increase of $3,491,000 in general and administrative expenses for the six months ended December 31, 2005 compared to the six months ended December 31, 2004 was primarily due to an increase of $1,761,000 in stock-based compensation expense, an increase of $673,000 in Xcytrin commercialization expenses and an increase of $670,000 in employee costs.

Interest and Other, Net

                               Three Months ended              Six Months ended
                                 December 31,                    December 31,
                            ---------------------  Percent  ------------------------  Percent
                               2005       2004     change        2005        2004     change
--------------------------- ---------- ---------- --------- ------------- ---------- ---------

Interest and other, net     $ 494,000  $ 442,000     12%    $    982,000  $ 876,000     12%

The increase in both periods was due to higher interest rates earned on our cash, cash equivalent and marketable security balances. Our cash equivalents and marketable securities consist primarily of fixed rate instruments.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income.

As of December 31, 2005, we had approximately $56,367,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $15,763,000 during the six months ended December 31, 2005, resulted primarily from our net loss, net of depreciation and amortization, stock compensation expense and increases in accounts payable and accrued liabilities. Net cash used in operating activities of $15,174,000 during the six months ended December 31, 2004, resulted primarily from our net loss and decrease in accounts payable and increase in prepaid expenses and other assets, partially offset by depreciation and amortization and an increase in accrued liabilities.

Net cash provided by investing activities of $17,486,000 in the six months ended December 31, 2005, consisted primarily of maturities and sales of marketable securities. Net cash provided by investing activities of $8,902,000 in the six months ended December 31, 2004, consisted primarily of maturities and sales of marketable securities, net of purchases of marketable securities.

Net cash provided by financing activities of $380,000 and $458,000 in the six months ended December 31, 2005 and 2004, respectively, consisted primarily of proceeds the issuance of shares from the company's stock plans.

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

We lease our facility under a non-cancelable operating lease that expires in fiscal 2008. Future commitments as of December 31, 2005 are as follows:

                                          Operating
                                            Lease          Purchase
                                         Commitments    Commitments(1)
                                       --------------- ---------------
Remaining 6 months of fiscal 2006 ..   $      624,000  $    2,164,000
Fiscal 2007 ........................        1,220,000              --
Fiscal 2008 ........................          610,000              --
                                       --------------- ---------------
     Total .........................   $    2,454,000  $    2,164,000
                                       =============== ===============
(1) Represents a purchase commitment for a drug substance intermediate.

Based upon the current status of our product development and commercialization plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. We expect to finance our future cash needs through public or private financings, collaborative relationships (partnerships with other drug manufacturers) or other arrangements to complete commercialization. Our actual capital requirements will depend on many factors, including the following:

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

Other Financial Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements that are reasonably likely to have a future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2005, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

Share-Based Compensation

We have previously accounted for options issued to employees and members of the board of directors using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Beginning on July 1, 2005, we began to account for employee share-based payments in accordance with Statement of Financial Accounting Standards 123R ("SFAS 123R"), Share-Based Payment - An Amendment of FASB Statements no. 123 and 95. Under this standard, companies are no longer able to account for share-based compensation transactions in accordance with APB 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statement of operations.

We used the modified prospective application transition method to adopt SFAS 123R. The modified prospective application method requires that companies recognize compensation expense on share-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of the July 1, 2005 shall be recognized as the requisite service is rendered. We use the Black-Scholes valuation model to determine the fair value of stock options issued. Volatility is based on the historical volatility of our common stock.

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

Additionally, clinical trials require substantial administration and monitoring. We may fail to effectively oversee and monitor the various trials we have underway at any particular time which would result in increased costs or delays of our clinical trials.

In December 2005, we announced the top line results of our pivotal Phase 3 clinical study of Xcytrin for the potential treatment of non-small cell lung cancer (NSCLC) patients with brain metastases. Although patients receiving Xcytrin had a longer time to neurologic progression (TNP), the study's primary endpoint, the difference compared to patients in the control arm did not reach statistical significance. In the intent-to-treat analysis, the median TNP was 15.4 months for patients receiving WBRT plus Xcytrin compared to 10.0 months for patients treated with WBRT alone (P=0.122, hazard ratio=0.78). Substantial differences in patient characteristics were observed for the 348 patients enrolled in North America (63 percent of all patients enrolled in the study) compared to the other regions. In North America, the median TNP for WBRT plus Xcytrin treatment was 24.2 months compared to 8.8 months for WBRT alone (P=0.004, hazard ratio=0.53). Xcytrin was well tolerated in the study. The most common drug related grade 3 and 4 adverse events were hypertension (4%), elevated liver enzymes (3%) and fatigue (3%), all of which were reversible.

Although we have received a Special Protocol Assessment (SPA) from the FDA for our Phase 3 SMART trial, the study did not meet its primary endpoint with statistical significance. In the SPA process, the FDA reviewed the design, size and planned analysis of the SMART trial and provided comments regarding the trial's adequacy to form a basis for approval if the trial was successful in meeting its predetermined objectives. We will review our data with the FDA, but we may not succeed in our efforts to develop Xcytrin for the treatment of brain metastases based on our results and failure to meet the primary endpoint of the Phase 3 study.

Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. Moreover, data from clinical trials we are conducting are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a product under development could limit or prevent regulatory approval of the potential product and would materially harm our business. Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products. The outcome of the Phase 3 SMART trial did not reach statistical significance for the primary endpoint, which may limit or prevent the regulatory approval of Xcytrin as a treatment for brain metastases in patients with lung cancer and may result in material harm to our business. The outcomes of our other ongoing Phase 1 and Phase 2 trials with Xcytrin for additional cancer indications may not provide sufficient data supporting advancement of the development of Xcytrin for these additional cancer indications and also may result in material harm to our business.

We have a history of operating losses and we expect to continue to have losses in the future.

We have incurred significant operating losses since our inception in 1991 and, as of December 31, 2005, had an accumulated deficit of approximately $266.9 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products. If our lead product, Xcytrin, fails to receive regulatory approval, our ability to become profitable would be materially impacted. To date, we have not generated revenue from the commercial sale of our products.

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

Data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. Data from our completed Phase 3 SMART trial may not be sufficient to obtain regulatory approval. Conducting additional trials will cause significant delays in approval and consume additional resources and may not be sufficient to obtain regulatory approval.

In addition, we may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. The fast-track designation that we have received for our Phase 3 SMART trial of Xcytrin may not actually lead to a faster development, regulatory review, or approval process. We may encounter similar delays in foreign countries. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities and even if obtained, such approvals may not be received on a timely basis, or they may not cover the clinical uses that we specify.

Furthermore, regulatory approval may entail ongoing requirements for post- marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products, which in turn would have a material adverse effect on our business, financial condition and results of operations:

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

We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We will expend additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of our products. Specifically, we will require additional funds to commercialize our product. Even if we are able to develop Xcytrin successfully in light of the recent results from our Phase 3 clinical study, we expect additional development efforts and clinical trials will extend the timeline for development and will result in substantial additional expenses. We may be unable to fund these efforts with our current financial resources.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While we have been able to complete a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ending June 30, 2005, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

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

In the United States, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system and, in particular, that are intended to contain or reduce the costs of medical products and services. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, could significantly influence the manner in which pharmaceutical products are prescribed and purchased and will impact reimbursement for our products, which could result in a reduction in demand for our products. The MMA established a new reimbursement methodology for certain drugs furnished in hospital outpatient departments and physicians' offices which is based on the average sales price, or ASP, of the product. Application of the ASP reimbursement methodology has resulted in a decrease in the reimbursement levels for certain oncology drugs furnished in hospital outpatient departments and physicians' offices in 2005. As implemented in a recent rule establishing an MMA-mandated competitive bidding program, or CAP, physicians who administer drugs in their offices will be offered an option to acquire drugs covered under the Medicare Part B benefit from vendors who are selected in a competitive bidding process. Winning vendors would be selected based on criteria that include their bid price. The Department of Health and Human Services, Centers for Medicare and Medicaid Services recently delayed implementation of the CAP program until at least July 2006. These new reimbursement measures could negatively impact our ability to sell our products. The MMA also established a new Part D prescription drug benefit, which became effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries will be able to obtain prescription drug coverage from private sector providers. These private sector providers will be permitted to limit the number of prescription drugs that will be covered in each therapeutic category and class on their formularies. We cannot predict whether our products will be placed on the formularies of the private sector providers participating in the Part D program in 2006 and beyond, and if our products are not placed on such formularies, this could negatively impact our ability to sell our products. It remains difficult to predict the impact that the prescription drug program, and the MMA generally, will have on us and our industry. The expanded access to prescription medications afforded by Medicare coverage of prescription drugs may increase the volume of pharmaceutical sales. However, this potential sales volume increase may be offset by increased downward pricing pressures resulting from the enhanced purchasing power of private sector providers who will negotiate drug pricing on behalf of Medicare beneficiaries under Part D.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2005 would have declined by $135,000.

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

(b) Changes in internal controls over financial reporting: There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On December 15, 2005, at the company's 2005 Annual Meeting of Stockholders, the following matters were submitted to and voted on by stockholders and were adopted:

  The election by the stockholders of Miles R. Gilburne, Loretta M. Itri, M.D., Richard M. Levy, Ph.D., Richard A. Miller, M.D., William R. Rohn and Craig C. Taylor to serve on the company's Board of Directors.

  The results of the vote are as follows:

Miles R. Gilburne Loretta M. Itri, M.D. Richard M. Levy, Ph.D. Richard A. Miller, M.D. William R. Rohn Craig C. Taylor	Total Vote for Each Director 18,190,485 18,137,335 17,067,433 17,162,246 18,043,183 18,272,876	Total Vote Withheld from Each Director 134,046 187,196 1,257,098 1,162,285 281,348 51,655

  The amendment of the company's 2004 Equity Incentive Award Plan (the "2004 Plan") in order to increase the total number of share of common stock authorized for issuance over the term of the 2004 Plan by an additional 1,000,000 shares

  The results of the vote are as follows:

For 7,123,470	Against 2,871,277	Abstain 557,066	No Vote 7,772,718

  The ratification of the appointment of PricewaterhouseCoopers LLP as the company's independent registered public accounting firm for the fiscal year ending June 30, 2006.

The results of the vote are as follows:

For 18,301,867	Against 17,659	Abstain 5,005

Item 5. Other Information

Not Applicable.

Item 6. Exhibits
a.	Exhibits
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
	32.1	Section 1350 Certifications of CEO and CFO.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACYCLICS, INC.
(Registrant)

Dated: February 7, 2006	By:	/s/ RICHARD A. MILLER, M.D.
Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: February 7, 2006	By:	/s/ LEIV LEA
Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer and Secretary

EXHIBITS INDEX
Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1	Section 1350 Certifications of CEO and CFO.