Form 10-Q
period 2006-03-31
PHARMACYCLICS INC
filed 2006-05-09
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
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

As of May 5, 2006, there were 19,938,013 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                             March 31,    June 30,
                                                               2006         2005
                                                            -----------  -----------
                          ASSETS
   Current assets:
     Cash and cash equivalents ........................... $    20,805  $    27,666
     Marketable securities ...............................      28,399       44,233
     Prepaid expenses and other current assets ...........       1,372        1,254
                                                            -----------  -----------
          Total current assets ...........................      50,576       73,153
   Property and equipment, net ...........................         800          884
   Other assets ..........................................         527          527
                                                            -----------  -----------
                                                           $    51,903  $    74,564
                                                            ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable .................................... $     2,206  $     3,115
     Accrued liabilities .................................       1,647        1,358
                                                            -----------  -----------
          Total current liabilities ......................       3,853        4,473
   Deferred rent .........................................          82           97
                                                            -----------  -----------
          Total liabilities ..............................       3,935        4,570
                                                            -----------  -----------
   Stockholders' equity:
     Common stock ........................................           2            2
     Additional paid-in capital ..........................     322,324      317,063
     Accumulated other comprehensive loss ................        (114)        (293)
     Deficit accumulated during development stage.........    (274,244)    (246,778)
                                                            -----------  -----------
         Total stockholders' equity ......................      47,968       69,994
                                                            -----------  -----------
                                                           $    51,903  $    74,564
                                                            ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                                                     Period From
                                                                                                      Inception
                                                        Three Months Ended   Nine Months Ended     (April 19, 1991)
                                                             March 31,            March 31,            through
                                                        -------------------  ---------------------    March 31,
                                                          2006    2005          2006     2005            2006
                                                        --------  ---------  ----------  ---------   -------------
Revenues:
     License and milestone revenues .................. $     --  $      --          --  $      --   $      7,855

     Contract and grant revenues .....................      156         --         156         --          6,003
                                                        --------  ---------  ----------  ---------   ------------
            Total revenues ...........................      156         --         156         --         13,858
                                                        --------  ---------  ----------  ---------   ------------
Operating expenses:
     Research and development* .......................    5,313      6,513      19,315     18,899        266,205

     General and administrative* .....................    2,685      1,912       9,756      5,492         59,243
                                                        --------  ---------  ----------  ---------   ------------
            Total operating expenses .................    7,998      8,425      29,071     24,391        325,448
                                                        --------  ---------  ----------  ---------   ------------
Loss from operations .................................   (7,842)    (8,425)    (28,915)   (24,391)      (311,590)

Interest and other income, net .......................      467        469       1,449      1,345         37,346
                                                        --------  ---------  ----------  ---------   ------------
Net loss ............................................. $ (7,375) $  (7,956)    (27,466) $ (23,046)  $   (274,244)
                                                        ========  =========  ==========  =========   ============

Basic and diluted net loss per share ................. $  (0.37) $   (0.40)      (1.38) $   (1.17)
                                                        ========  =========  ==========  =========
Shares used to compute basic and
   diluted net loss per share ........................   19,904     19,743      19,871     19,700
                                                        ========  =========  ==========  =========

* Includes non-cash share-based compensation of the following:
     Research and development ........................ $    559  $       9       2,306  $      19   $      2,607
     General and administrative ......................      814         --       2,575         --          3,191
                                                        --------  ---------  ----------  ---------   ------------
            Total non-cash share-based compensation .. $  1,373  $       9       4,881  $      19   $      5,798
                                                        ========  =========  ==========  =========   ============

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                         Period From
                                                                                         Inception
                                                                    Nine Months Ended     (April 19, 1991)
                                                                       March 31,          through
                                                                   --------------------  March 31,
                                                                       2006       2005     2006
                                                                   ---------  ---------  ---------
Cash flows from operating activities:
   Net loss ..................................................... $ (27,466) $ (23,046) $(274,244)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ................................       461        552     14,071
   Non-cash share-based compensation expense ....................     4,881         20      5,798
   Gain on sale of marketable securities ........................        --         --         58
   Write-down of fixed assets ...................................        --         --        381
   Changes in assets and liabilities:
      Prepaid expenses and other assets .........................      (118)       (39)    (1,899)
      Accounts payable ..........................................      (909)      (154)     2,206
      Accrued liabilities .......................................       289        142      1,647
      Deferred rent .............................................       (15)        14         82
                                                                   ---------  ---------  ---------
         Net cash used in operating activities ..................   (22,877)   (22,511)  (251,900)
                                                                   ---------  ---------  ---------
Cash flows from investing activities:
   Purchase of property and equipment ...........................      (377)      (128)   (11,483)
   Proceeds from sale of property and equipment .................        --         --        112
   Purchases of marketable securities ...........................    (3,435)   (11,185)  (500,436)
   Proceeds from maturities and sales of marketable securities ..    19,448     49,666    471,865
                                                                   ---------  ---------  ---------
        Net cash provided by (used in) investing activities .....    15,636     38,353    (39,942)
                                                                   ---------  ---------  ---------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs ..............       380        469    293,014
   Proceeds from notes payable ..................................        --         --      3,000
   Issuance of convertible preferred stock, net of issuance costs        --         --     20,514
   Payments under capital lease obligations .....................        --         --     (3,881)
                                                                   ---------  ---------  ---------
        Net cash provided by financing activities ...............       380        469    312,647
                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents ................    (6,861)    16,311     20,805
Cash and cash equivalents at beginning of period ................    27,666     14,007         --
                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of period ...................... $  20,805  $  30,318  $  20,805
                                                                   =========  =========  =========

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Principles

Basis of Presentation

The accompanying interim condensed financial statements have been prepared by Pharmacyclics, Inc. (the company or Pharmacyclics), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The consolidated balance sheet at June 30, 2005 is derived from the audited consolidated balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the company's financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Based upon the company's re-evaluation of these securities, the company reclassified its auction rate securities in fiscal 2005, previously classified as cash equivalents, to marketable securities. The accompanying statements of cash flows have been revised to reflect the purchase and sale of auction rate securities during the periods presented. This revision resulted in an increase in purchases of marketable securities and sales of marketable securities of $5,000,000 and $33,425,000, respectively, in the nine months ended March 31, 2005.

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

The company adopted SFAS 123R effective beginning July 1, 2005 using the modified prospective application transition method. The modified prospective application transition method requires that companies recognize compensation expense on new share-based payment awards and existing share-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of the July 1, 2005 shall be recognized as the requisite service is rendered. The effect of recording share-based compensation was as follows:

                                                  Three Months Ended  Nine Months Ended
                                                    March 31, 2006      March 31, 2006
                                                  ------------------  ------------------
Net effect on net loss ......................... $       (1,373,000) $       (4,881,000)

Net effect on basic and diluted net loss per sha $            (0.07) $            (0.25)

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans was $5.07 per share during the first nine months of fiscal 2006 and the weighted average estimated grant date fair value of purchase awards under the company's employee stock purchase plan was $3.30 per share during the first nine months of fiscal 2006.

If the company had applied the fair value recognition provision of SFAS No. 123R in the three and nine month periods ended March 31, 2005, the weighted average estimated grant date fair value for options granted under the company's stock option plans would have been $6.87 per share and the weighted average estimated grant date fair value of purchase awards under the company's employee stock purchase plan would have been $3.32 per share. The following table illustrates the effect on net loss per common share if the company had applied the fair value recognition provisions of SFAS No. 123R in three and nine months ended March 31, 2005 to share-based employee compensation:

                                         Three Months Ended  Nine Months Ended
                                           March 31, 2005      March 31, 2005
                                         ------------------  ------------------
Net loss, as reported                   $       (7,956,000) $      (23,046,000)
Employee share-based compensation using
  the fair value based method           $       (2,023,000) $       (6,280,000)
                                         ------------------  ------------------
Pro forma net loss                      $       (9,979,000) $      (29,326,000)
                                         ==================  ==================
Basic and diluted net loss
  per share, as reported                $            (0.40) $            (1.17)
                                         ==================  ==================
Pro forma basic and
  diluted net loss per share            $            (0.51) $            (1.49)
                                         ==================  ==================

The estimated grant date fair values were calculated using the Black-Scholes valuation model and the following assumptions:

                                      Nine Months Ended
                                           March 31,
                                      -----------------
                                       2006     2005
                                      -------  -------
Stock Option Plans:
  Expected dividend yield                  0%      0%
  Expected stock price volatility         71%     83%
  Risk free interest rate               4.17%   3.69%
  Expected life (years)                 4.98     5.06

Employee Stock Purchase Plan:
  Expected dividend yield                  0%      0%
  Expected stock price volatility         54%     77%
  Risk free interest rate               4.42%   1.90%
  Expected life (years)                 2.00     2.00

As of March 31, 2006, $6,130,000 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 1.18 years.

There were no capitalized share-based compensation costs at March 31, 2006.

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,582,118 and 4,145,148 shares of common stock were outstanding at March 31, 2006 and 2005, respectively, and were excluded from the calculation of loss per share as they were antidilutive.

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

The following table summarizes the company's stock option activity for the nine months ended March 31, 2006:

                                                        Options Outstanding
                                                   -----------------------------
                                                                      Weighted
                                        Shares                        Average
                                      Available                       Exercise
                                      for Grant       Number           Price
                                     ------------  ------------     ------------
Balance at June 30, 2005                 760,296     4,785,838     $      15.40
Additional Authorized                  1,000,000
Options Granted                         (134,383)      134,383             8.33
Options Exercised                             --      (187,446)            7.07
Options Forfeited                         60,404       (60,404)            8.70
Options Cancelled                         90,253       (90,253)           21.19
                                     ------------  ------------
Balance at March 31, 2006              1,776,570     4,582,118            15.51
                                     ============  ============

The total intrinsic value of stock options exercised during the nine month periods ended March 31, 2006 and 2005 was $372,000 and $350,000, respectively. No income tax benefits were realized by the company in the three and nine month periods ended March 31, 2006 and 2005.

A summary of outstanding and vested stock options as of March 31, 2006 is as follows:

                               Options Outstanding                     Options Vested
                      -------------------------------------   -------------------------------------
                                     Weighted                               Weighted
                        Number        Average     Aggregate     Number       Average     Aggregate
Range of                  of         Exercise     Intrinsic       of        Exercise     Intrinsic
Exercise Prices         Options        Price        Value       Options       Price        Value
--------------------- -----------   -----------  -----------  -----------  -----------  -----------
   $3.22 - $4.25         404,107   $      4.10  $   201,864      376,490  $      4.10  $   187,572
   $4.47 - $4.47         553,092          4.47       71,902      373,681         4.47       48,579
   $5.16 - $7.43         634,299          7.03           --      571,012         7.14           --
   $7.76 - $7.76         677,485          7.76           --      108,371         7.76           --
   $8.20 - $11.21        499,870         10.48           --      218,690        10.62           --
  $12.23 - $18.07        655,003         17.01           --      611,686        17.12           --
  $19.25 - $27.51        717,417         25.00           --      702,743        24.96           --
  $28.13 - $78.13        440,845         51.92           --      438,798        52.01           --
                      -----------                -----------  -----------               -----------
                       4,582,118                $   273,766    3,401,471                   236,151
                      ===========                ===========  ===========               ===========

As of March 31, 2006, the weighted average remaining contractual term of options outstanding and options vested was 6.03 and 5.19 years, respectively.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. There were 43,656 and 44,598 shares issued from the plan in the nine month periods ended March 31, 2006 and 2005, respectively. Shares available for future purchase under the Purchase Plan are 158,333 at March 31, 2006.

Note 4 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities that are excluded from the results of operations.

The company's comprehensive losses were as follows:

                                               Three Months Ended          Nine Months Ended
                                                  March 31,                   March 31,
                                            --------------------------  --------------------------
                                                   2006          2005          2006          2005
                                            ------------  ------------  ------------  ------------
Net loss ................................. $ (7,375,000) $ (7,956,000) $(27,466,000) $(23,046,000)
Change in net unrealized losses
  on available-for-sale securities .......       95,000      (134,000)      179,000      (176,000)
                                            ------------  ------------  ------------  ------------
Comprehensive loss ....................... $ (7,280,000) $ (8,090,000) $(27,287,000) $(23,222,000)
                                            ============  ============  ============  ============

Note 5 - Recent Accounting Pronouncements

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections, ("SFAS 154"). SFAS 154 replaces Accounting Principle Bulletin No. 20 ("APB 20"), and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 3"), and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle, whereas SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 is not expected to have a material impact on our results of operations or financial position.

Note 6 - Subsequent Event

In April 2006, the company acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business. Pursuant to an Assignment Agreement, the company acquired Celera technology and intellectual property relating to drugs that target histone deacetylase (HDAC) enzymes, selective HDAC enzymes, angiogenesis molecules and B cell tyrosine kinases involved in immune function. Under the terms of the agreement, the company will make a cash payment of $2,000,000 on or before May 8, 2006 and an equity payment of between five hundred thousand and one million shares of the company's common stock, depending on the company's stock price during a specified period. If these programs meet certain developmental stage milestone events and result in drugs that are approved and commercialized in key geographical markets, the company will make future milestone payments to Celera of up to $144 million. In addition, Celera will be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from the three programs.

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

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer, atherosclerosis and other diseases. To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not expect to generate any product revenues until we receive the necessary regulatory and marketing approvals and launch one of our products, if at all. In oncology, we are developing Xcytrin® (motexafin gadolinium) Injection and several compounds we acquired from Celera Genomics in April 2006. Our cardiology compound under development is Antrin® (motexafin lutetium) Angiophototherapy.

Xcytrin, our lead product candidate, is an anti-cancer drug being evaluated in various clinical trials. In December 2005, we announced the top line results of our pivotal Phase 3 clinical study of Xcytrin for the potential treatment of non-small cell lung cancer (NSCLC) patients with brain metastases. Although patients receiving Xcytrin had a longer time to neurologic progression, the study's primary endpoint, the difference compared to patients in the control arm did not reach statistical significance. This randomized controlled study, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial enrolled 554 patients and was designed to compare the safety and efficacy of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin. The primary endpoint for the study was time to neurologic progression (TNP) as determined by a blinded events review committee.

In the intent-to-treat analysis, the median TNP was 15.4 months for patients receiving WBRT plus Xcytrin compared to 10.0 months for patients treated with WBRT alone (P=0.122, hazard ratio=0.78). Substantial differences in patient characteristics and outcomes were observed for the 348 patients enrolled in North America (63 percent of all patients enrolled in the study) compared to the other regions. In North America, the median TNP for WBRT plus Xcytrin treatment was 24.2 months compared to 8.8 months for WBRT alone (P=0.004, hazard ratio=0.53). By contrast, for regions outside of North America, there was no significant difference in TNP between treatment arms. Xcytrin was well tolerated in the study. The most common drug related grade 3 and 4 adverse events were hypertension (4%), elevated liver enzymes (3%) and fatigue (3%), all of which were reversible. We believe the reasons for the regional differences in treatment benefit may be related to the time interval between diagnosis of brain metastases and initiation of WBRT. In North America, most patients (79%) received WBRT within three weeks of their diagnosis of brain metastases. In certain European centers, there was substantial delay in the initiation of WBRT either due to use of chemotherapy as the initial therapy for brain metastases, or clinical practice patterns resulting in delays in access to radiation therapy. We believe that the clinical data indicate Xcytrin benefited patients that had prompt treatment with WBRT, regardless of region, and this benefit was progressively diminished by delay in initiation of radiation. Based on our ongoing review of the data from the SMART trial, we plan to submit a New Drug Application (NDA) to the FDA for the potential treatment of NSCLC patients with brain metastases.

Our strategy is to continue to evaluate Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. We are conducting Phase 2 clinical trials with Xcytrin used alone to treat recurrent metastatic lung cancer and to treat hematologic cancers such as lymphomas and chronic lymphocytic leukemia. We also are conducting Phase 2 clinical trials with Xcytrin in combination with stereotactic radiosurgery for the treatment of brain metastases, and in combination with chemotherapy for recurrent metastatic lung cancer.

We acquired the following drug candidates from Celera:

  A drug candidate that inhibits histone deacetylase (HDAC) enzymes that is in a Phase 1 clinical trial for the treatment of refractory solid tumors.
  A first-in-class HDAC-8 selective inhibitor in preclinical development for the potential treatment of cancer.
  A first-in-class Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor cell growth and metastases.
  B-cell-associated tyrosine kinase inhibitors.

We also completed a Phase 1 clinical trial with Antrin Angiophototherapy for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. This study was primarily designed to evaluate the safety of various doses of drug and light. Results of this trial were published in the September 2003 issue of the journal Circulation. Seventy-nine patients were treated on this protocol, which demonstrated the safety and feasibility of Antrin Angiophototherapy and determined optimum doses of drug and light for future trials. No major treatment-related angiographic or biochemical adverse effects or abnormalities were observed and no dose-limiting toxicities were noted. The most frequently reported side effects were mild, transient rash and reversible mild tingling in the hands and feet, some of which lasted days to weeks, but did not require clinical intervention. Currently, we do not plan to conduct further clinical trials with Antrin unless we are able to enter into a corporate partnership arrangement for its continued commercial development.

We have incurred significant operating losses since our inception in 1991, and as of March 31, 2006, had an accumulated deficit of approximately $274.2 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, and obtain required regulatory clearances and successfully manufacture and market our products.

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

Results of Operations

Revenues

                                     Three Months ended                   Nine Months ended
                                            March 31,                            March 31,
                                     -----------------------   Percent    -------------------------  Percent
                                         2006        2005       change        2006         2005      change
------------------------------------ ----------- ----------- ------------ ------------ ------------ ---------
Contract and grant revenues          $  156,000  $       --       --      $   156,000  $        --     --

The increase in contract and grant revenues for the three and nine months ended March 31, 2006 was the result of a federal grant awarded by the National Institutes of Health (NIH).

Research and Development

                                          Three Months ended                   Nine Months ended
                                             March 31,                            March 31,
                                     -----------------------   Percent    -------------------------  Percent
                                         2006        2005       change        2006         2005      change
------------------------------------ ----------- ----------- ------------ ------------ ------------ ---------
Research and development expenses    $5,313,000  $6,513,000     (18)%     $19,315,000  $18,899,000     2%

The decrease of 18% or $1,200,000 in research and development expenses for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily due to the decrease in third party clinical trial and enrollment costs ($1,542,000) due to the completion of the company's SMART trial. This decrease was partially offset by an increase in share-based compensation expense ($550,000) due to the company's adoption of SFAS 123R in fiscal 2006.

The increase of 2% or $416K in research and development expenses for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 was primarily due an increase in share-based compensation expense ($2,287,000) due to the adoption of SFAS 123R and an increase in salary and related expenses ($475,000) as the company increased headcount, partially offset by decreases in third party clinical trial and enrollment expenses ($2,303,000) due to the completion of the SMART trial.

We expect research and development expenses to increase in our fourth quarter of fiscal 2006 due to the purchase of a drug substance intermediate.

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

Prior to fiscal 1999, we did not track our research and development expenses by specific program and for this reason we cannot accurately estimate our total historical costs on a specific program basis. Direct costs by program and indirect costs are as follows:

                                                                      Related R&D Expenses    Related R&D Expenses
                                                                           Three Months ended      Nine Months ended
                                                                           March 31,               March 31,
                                                                          ----------------------- -------------------------
                                                              Estimated
                                           Phase of          Completion
Product          Description              Development         of Phase        2006        2005        2006         2005
--------- ------------------------- ----------------------- ------------- ----------- ----------- ------------ ------------
XCYTRIN   Cancer                    Several Phase 1 trials  Unknown       $3,195,000  $4,310,000  $12,429,000  $12,298,000
                                    Several Phase 2 trials  Unknown
                                            Phase 3         Fiscal 2006

ANTRIN    Coronary artery disease           Phase 1         Completed        145,000     329,000      566,000      572,000
                                                                          ----------- ----------- ------------ ------------

          Total direct costs.............................................  3,340,000   4,639,000   12,995,000   12,870,000
          Indirect costs.................................................  1,973,000   1,874,000    6,320,000    6,029,000
                                                                          ----------- ----------- ------------ ------------
          Total research and
             development expenses........................................ $5,313,000  $6,513,000  $19,315,000  $18,899,000
                                                                          =========== =========== ============ ============

General and Administrative

                                     Three Months ended                   Nine Months ended
                                     March 31,                            March 31,
                                     -----------------------   Percent    -----------------------  Percent
                                         2006        2005       change        2006        2005     change
------------------------------------ ----------- ----------- ------------ ----------- ----------- ---------

General and administrative expenses  $2,685,000  $1,912,000      40%      $9,756,000  $5,492,000     78%

The increase of 40% or $773,000 in general and administrative expenses for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily due to an increase in share-based compensation expense ($814,000).

The increase of 78% or $4,264,000 in general and administrative expenses for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005, was primarily due to the increase in share-based compensation ($2,575,000), salary and related expenses ($891,000) and commercialization expenses ($534,000) in anticipation of the company's potential commercialization efforts for its Xcytrin product.

We expect our fourth quarter of fiscal 2006 general and administrative expenses to approximate the amount incurred in our fiscal third quarter.

Interest and Other, Net

                            Three Months ended              Nine Months ended
                                   March 31,                      March 31,
                            ---------------------  Percent  ---------------------------  Percent
                               2006       2005     change        2006          2005      change
--------------------------- ---------- ---------- --------- ------------- ------------- ---------

Interest and other, net     $ 467,000  $ 469,000     ‹1%    $  1,449,000  $  1,345,000     8%

The change in both periods was due to decreases in our cash, cash equivalent and marketable security balances, offset by higher interest rates earned on such balances. Our cash and marketable securities consist primarily of fixed rate instruments.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income.

As of March 31, 2006, we had approximately $49,204,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $22,877,000 during the nine months ended March 31, 2006, resulted primarily from our net loss, net of depreciation and amortization, stock compensation expense and a decrease in accounts payable. Net cash used in operating activities of $22,511,000 during the nine months ended March 31, 2005, resulted primarily from our net loss, net of depreciation and amortization

Net cash provided by investing activities of $15,636,000 and $38,353,000 in the nine months ended March 31, 2006 and 2005, respectively, consisted primarily of maturities and sales of marketable securities, net of purchases of marketable securities.

Net cash provided by financing activities of $380,000 and $469,000 in the nine months ended March 31, 2006 and 2005, respectively, consisted primarily of proceeds the issuance of shares from the company's stock plans.

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

In April 2006, the company acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business. Pursuant to an Assignment Agreement, the company acquired Celera technology and intellectual property relating to drugs that target histone deacetylase (HDAC) enzymes, selective HDAC enzymes, angiogenesis molecules and B cell tyrosine kinases involved in immune function. Under the terms of the agreement, the company will make a cash payment of $2,000,000 on or before May 8, 2006 and an equity payment of between five hundred thousand and one million shares of the company's common stock, depending on the company's stock price during a specified period. If these programs meet certain developmental stage milestone events and result in drugs that are approved and commercialized in key geographical markets, the company will make future milestone payments to Celera of up to $144 million. In addition, Celera will be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from the three programs.

We lease our facility under a non-cancelable operating lease that expires in fiscal 2008. Future commitments as of March 31, 2006 are as follows:

                                          Operating
                                            Lease          Purchase
                                         Commitments    Commitments(1)
                                       --------------- ---------------
Remaining 3 months of fiscal 2006 ..   $      309,000  $    2,164,000
Fiscal 2007 ........................        1,220,000              --
Fiscal 2008 ........................          610,000              --
                                       --------------- ---------------
     Total .........................   $    2,139,000  $    2,164,000
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

Other Financial Arrangements

As of March 31, 2006, we had no off-balance sheet arrangements that are reasonably likely to have a future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, title has transferred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. License revenue is typically recognized over the term of the arrangement and milestone revenue is recognized when earned as evidenced by achievement of the specified milestone and the absence of any on-going obligation. Grant revenue is recorded when qualifying expenses are incurred for the research that is performed as set forth under the terms of a federal grant from the National Institutes of Health (NIH). License, milestone, contract and grant revenues are not subject to repayment. Any amounts received in advance of performance are recorded as deferred revenues.

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2006, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

We used the modified prospective application transition method to adopt SFAS 123R. The modified prospective application transition method requires that companies recognize compensation expense on new share-based payment awards and existing share-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of the July 1, 2005 shall be recognized as the requisite service is rendered. We use the Black-Scholes valuation model to determine the fair value of stock options issued. Volatility is based on the historical volatility of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2006 would have declined by $114,000.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the third fiscal quarter of 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting: There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

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

In December 2005, we announced the top line results of our pivotal Phase 3 clinical study of Xcytrin for the potential treatment of non-small cell lung cancer (NSCLC) patients with brain metastases. Although patients receiving Xcytrin had a longer time to neurologic progression (TNP), the study's primary endpoint, the difference compared to patients in the control arm did not reach statistical significance. In the intent-to-treat analysis, the median TNP was 15.4 months for patients receiving WBRT plus Xcytrin compared to 10.0 months for patients treated with WBRT alone (P=0.122, hazard ratio=0.78). Substantial differences in patient characteristics were observed for the 348 patients enrolled in North America (63 percent of all patients enrolled in the study) compared to the other regions. In North America, the median TNP for WBRT plus Xcytrin treatment was 24.2 months compared to 8.8 months for WBRT alone (P=0.004, hazard ratio=0.53). By contrast, for regions outside of North America, there was no significant difference in TNP between treatment arms. Xcytrin was well tolerated in the study. The most common drug related grade 3 and 4 adverse events were hypertension (4%), elevated liver enzymes (3%) and fatigue (3%), all of which were reversible.

Although we have received a Special Protocol Assessment (SPA) from the FDA for our Phase 3 SMART trial, the study did not meet its primary endpoint with statistical significance. Based on our ongoing review of the data from the SMART trial, we plan to submit a New Drug Application (NDA) to the FDA for the potential treatment of NSCLC patients with brain metastases. There can be no assurance that we can prepare and submit an NDA in a timely manner or at all. If an NDA is submitted by the company, there can be no assurance that it will be accepted for filing by the FDA. The FDA has substantial discretion in the approval process. If the FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a "refuse to file" notice. The FDA could also require that we conduct additional studies and submit that data before it will reconsider our application. If the FDA is not satisfied with data included in our NDA, we may need to expend additional resources or conduct additional studies to obtain data that the FDA believes is sufficient. Even if the NDA is accepted for filing by the FDA, there can be no assurance that it would be approved in a timely manner or at all.

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

We have incurred significant operating losses since our inception in 1991 and, as of March 31, 2006, had an accumulated deficit of approximately $274.2 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products. If our lead product, Xcytrin, fails to receive regulatory approval, our ability to become profitable would be materially impacted. To date, we have not generated revenue from the commercial sale of our products.

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

We rely on contract clinical research organizations, or CROs, for various aspects of our clinical development activities including clinical trial monitoring, data collection and data management. As a result, we have had and continue to have less control over the conduct of clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Although we rely on CROs to conduct some of our clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with the investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Effective May 1, 2006 and pursuant to an agreement with the company, Hugo Madden, Ph.D., resigned as the company's Vice President, Chemical Operations, and was appointed to the newly established position of Vice President, Technology Development. This agreement replaces the existing employment agreement between the parties dated as of May 28, 1998, which is filed as Exhibit 10.41 to the Annual Report on Form 10-K for the year ended June 30, 1998. Effective May 1, 2006, the company also appointed Gregory W. Hemmi, Ph.D. to the position of Vice President, Chemical Operations replacing Dr. Madden. Dr. Hemmi has been employed in various scientific and manufacturing positions with the company since 1992, most recently serving as Senior Director of Chemical Operations.

Item 6. Exhibits
a.	Exhibits
	4.3*	Stock Purchase Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated April 7, 2006.
	10.64*	Assignment Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated April 7, 2006.
	31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
	31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
	32.1	Section 1350 Certifications of CEO and CFO.
	99.1	Letter Agreement, dated April 17, 2006, by and between the Company and Hugo Madden.

* Confidential treatment has been requested as to certain portions of this agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACYCLICS, INC.
(Registrant)

Dated: May 9, 2006	By:	/s/ RICHARD A. MILLER, M.D.
Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: May 9, 2006	By:	/s/ LEIV LEA
Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer and Secretary

EXHIBITS INDEX

Exhibit Number	Description
4.3*	Stock Purchase Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated April 7, 2006.
10.64*	Assignment Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated April 7, 2006.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1	Section 1350 Certifications of CEO and CFO.
99.1	Letter Agreement, dated April 17, 2006, by and between the Company and Hugo Madden.

* Confidential treatment has been requested as to certain portions of this agreement.