Form 10-K
period 2006-06-30
PHARMACYCLICS INC
filed 2006-09-12
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

____________________________________

FORM 10-K
For Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

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
Common Stock, $.0001 Par Value

Securities registered pursuant to Section 12(g) of the Act: None
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer Accelerated filer Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $50,237,111 based on the closing sale price of the Registrant's common stock on The NASDAQ Stock Market LLC on the last business day of the Registrant's most recently completed second fiscal quarter. Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's common stock as of August 31, 2006 was 20,946,694.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Form 10-K: the Definitive Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2006    PDF

TABLE OF CONTENTS
			Page
PART I
Item	1.	Business	1
Item	1A.	Risk Factors	15
Item	1B.	Unresolved Staff Comments	28
Item	2.	Properties	32
Item	3.	Legal Proceedings	32
Item	4.	Submission of Matters to a Vote of Security Holders	32
PART II
Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item	6.	Selected Financial Data	34
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item	7A.	Quantitative and Qualitative Disclosures About Market Risks	43
Item	8.	Financial Statements and Supplementary Data	44
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	71
Item	9A.	Controls and Procedures	71
Item	9B.	Other Information	71
PART III
Item	10.	Directors and Executive Officers of the Registrant	72
Item	11.	Executive Compensation	72
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72
Item	13.	Certain Relationships and Related Transactions	72
Item	14.	Principal Accountant Fees and Services	72
PART IV
Item	15.	Exhibits and Financial Statement Schedules	73
Signatures
Exhibits Index

         PDF    Also provided in PDF as a courtesy.

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
  statements about our expectations for and timing of regulatory approvals for any of our product candidates;
  statements about the level of our expected costs and operating expenses;
  statements about our future capital requirements and the sufficiency of our cash, cash equivalents, marketable securities and other financing proceeds to meet these requirements;
  statements about the potential results of ongoing or future clinical trials;
  other statements about our plans, objectives, expectations and intentions; and
  other statements that are not historical fact.

From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward- looking statements are only predictions that provide our current expectations or forecasts of future events. Any or all of our forward-looking statements in this report and in any other public statements are subject to unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements.

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

Item 1. Business

We are a pharmaceutical company developing patented new drugs to treat cancer and other diseases. Our pharmaceutical agents are synthetic small molecules designed to target key biochemical pathways in diseased cells. In oncology, we are developing Xcytrin® (motexafin gadolinium) Injection and several compounds we acquired from Celera Genomics in April 2006. Two lead product candidates have been produced and currently are being evaluated in clinical trials:

  Xcytrin® (motexafin gadolinium) Injection, is now being evaluated in several clinical trials. Xcytrin is an anti-cancer agent with a novel mechanism of action. It is designed to selectively target cancer cells and, by disrupting cell metabolism, induce cell death through a cellular process known as apoptosis. We believe Xcytrin has the potential to be used for treating many types of cancer. In December 2005, we announced top-line results of our pivotal Phase 3 clinical study of Xcytrin for the potential treatment of non- small cell lung cancer (NSCLC) patients with brain metastases. Although patients receiving Xcytrin had a longer time to neurologic progression, the study's primary endpoint, the difference compared to patients in the control arm did not reach statistical significance. However, there was an imbalance in treatment delay favoring the control arm of the study. As presented at the 2006 Annual Meeting of the American Society of Clinical Oncology (ASCO) in June of 2006, adjusting for this imbalance resulted in a treatment benefit for the Xcytrin arm of the study (P=0.05). We believe that these data indicate Xcytrin benefited patients that had prompt treatment with whole brain radiation therapy. Pooled data from two randomized trials indicate that Xcytrin benefited patients with brain metastases from NSCLC, as measured by improved time to neurologic progression. We plan to submit a New Drug Application (NDA) to the FDA for the potential treatment of NSCLC patients with brain metastases. Several Phase 1 and Phase 2 clinical trials are in progress evaluating Xcytrin as a stand-alone agent, and in combination with chemotherapy, radiation therapy or biologic therapy with monoclonal antibodies. One of Xcytrin's chemical features allows it to be visualized in the body using standard magnetic resonance imaging (MRI) procedures. Using MRI, we have established that Xcytrin localizes selectively in cancers. We own the worldwide rights to Xcytrin.
  Histone Deacetylase Inhibitor (PCI-24781) is now in a Phase 1 trial in patients with advanced relapsed solid tumors. PCI-24781 targets histone deacetylase (HDAC) enzymes and inhibits their function. HDAC enzymes are required for control of gene expression and inhibition of these enzymes results in tumor cell cytotoxicity.

Our strategy is to focus initially in oncology. Xcytrin is being evaluated for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. We are conducting Phase 2 clinical trials with Xcytrin used alone to treat recurrent metastatic lung cancer and to treat hematologic cancers such as lymphomas and chronic lymphocytic leukemia. We are also conducting Phase 2 clinical trials with Xcytrin in combination with stereotactic radiosurgery for treatment of brain metastases, and in combination with chemotherapy for recurrent metastatic lung cancer.

We acquired the following drug candidates from Celera:

  A novel compound, known as PCI-24781, that inhibits HDAC and is in a Phase 1 study for the treatment of advanced solid tumors.
  A first-in-class HDAC-8 selective inhibitor in preclinical development for the potential treatment of cancer.
  A first-in-class Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases.
  B cell associated tyrosine kinase inhibitors potentially useful for treatment of lymphomas and autoimmune diseases.

We also completed a Phase 1 clinical trial with Antrin® (motexafin lutetium) Angiophototherapy for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. Given our focus in oncology and increased product opportunities in oncology, we do not plan to conduct further clinical trials with Antrin unless we are able to enter into a corporate partnership arrangement for its continued commercial development.

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

Our Business Strategy

The key elements of our business strategy include:

  Creating diverse product opportunities in oncology. We are leveraging our expertise in chemistry and oncology development to create multiple novel oncology drug candidates.
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

Status of Products Under Development

The table below summarizes our product candidates and their stage of development:

----------------------------------------------------------------------------------------------------------------------
Product Candidate        Disease Indication                                          Development Status(1)
----------------------------------------------------------------------------------------------------------------------
XCYTRIN

   Single Agent          Lung cancer                                              Phase 2 -- enrolling
                         Lymphoma                                                 Phase 2 -- enrolling
                         Chronic lymphocytic leukemia (CLL)                       Phase 2 -- enrolling

   With Radiation        Brain metastases from lung cancer                        Phase 3 -- study complete(2)
                         Primary brain tumor                                      Phase 2 -- enrolling(3)
                         Brain metastases with stereotactic radiosurgery          Phase 2 -- enrolling
                         Childhood gliomas(4)                                     Phase 1 -- enrollment complete

   With Chemotherapy     Recurrent lung cancer (with Taxotere®)                   Phase 2 -- enrolling
                         Recurrent lung cancer (with Alimata®)                    Phase 2 -- enrolling
                         Primary brain tumor (with Temodar®)                      Phase 1 -- enrolling
                         Lung cancer (with cisplatin and Taxotere)                Phase 1 -- enrolling

----------------------------------------------------------------------------------------------------------------------
PCI-24781                Advanced solid tumors                                    Phase 1 -- enrolling
(HDAC INHIBITOR)

----------------------------------------------------------------------------------------------------------------------
Selective HDAC           Cancer therapy                                           Preclinical

----------------------------------------------------------------------------------------------------------------------
Factor VIIa inhibitor    Cancer therapy                                           Preclinical

----------------------------------------------------------------------------------------------------------------------
B cell tyrosine kinase   Cancer therapy                                           Preclinical
inhibitor

----------------------------------------------------------------------------------------------------------------------
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
  Pivotal Phase 3 trial has been completed with NDA filing anticipated by the end of calendar 2006.
  Study conducted by the Radiation Therapy Oncology Group (RTOG).
  Study conducted by the Children's Oncology Group (COG).

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

For our first product candidate, we intend to seek U.S. Food and Drug Administration (FDA) approval of Xcytrin for treatment of patients receiving whole brain radiation therapy (WBRT) for non-small cell lung cancer (NSCLC) that has spread to the brain. Patients with this problem, known as brain metastases, develop devastating neurologic complications, including severe headache, seizures, paralysis, blindness and impaired ability to think. Radiation therapy for treatment of this problem is performed on approximately 90,000 patients per year in the United States and is intended to prevent, delay, or reduce these complications. We believe that Xcytrin could eventually be used for the treatment of many other types of cancer.

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

Based on the results of our Phase 1b/2 trial, we conducted an initial randomized, controlled Phase 3 trial with Xcytrin for the treatment of patients with brain metastases from solid tumors who were undergoing whole brain radiation therapy. The study was conducted at more than 50 leading cancer centers in the United States, Canada and Europe and enrolled 401 patients: 251 with lung cancer, 75 with breast cancer and 75 with other tumor types. The results of this study were published in July 2003 in the Journal of Clinical Oncology and in January 2004 in the Journal of Clinical Oncology.

This study was designed to compare the safety and efficacy of standard WBRT to standard WBRT plus Xcytrin. The study had co-primary efficacy endpoints of survival and time to neurologic progression. Time to neurologic progression is a clinical benefit endpoint of special importance in patients with brain metastases since the majority of patients with brain metastases experience neurologic decline despite the use of WBRT. Physicians administer WBRT to patients with brain metastases primarily to prolong the time before the neurologic progression occurs. An independent Events Review Committee (ERC), blinded to the treatment assignment, determined neurologic progression based on pre-specified criteria. The trial design also included evaluation of neurologic progression determined by standardized investigator assessments.

The trial did not meet its primary endpoints for the entire patient population, which included patients with 14 different types of cancer. However, there was a significant improvement in time to neurologic progression in the pre-specified stratum of 251 lung cancer patients receiving Xcytrin. Over 60% of the patients in the study had lung cancer, representing the largest sub-group of patients. Results from both the ERC and the investigators' assessments were in agreement that lung cancer patients receiving Xcytrin had a benefit in time to neurologic progression.

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

In our trial, patients with lung cancer differed substantially from patients with breast and other cancers. Lung cancer patients more often presented with brain metastases concomitantly with their initial primary tumor diagnosis, had brain as the only known site of metastases, had smaller tumor volume and less prior therapy. There are several possible reasons for the observed benefit in time to neurologic progression seen in the lung cancer sub-group. We believe that less extensive extracranial disease, more rapid and reversible development of central nervous system signs and symptoms and less exposure to prior neurotoxic chemotherapies provided a greater opportunity to demonstrate a clinical benefit in this group of patients. Other studies also have shown that lung cancer patients with brain metastases behave differently than patients with brain metastases from other solid tumors and appear to benefit from additional brain directed therapies. Recently, overexpression of the enzyme thioredoxin reductase has been found in lung cancers and is associated with poor prognosis. As published in April 2006 in the Journal of Biological Chemistry, Xcytrin has been shown in the laboratory to inhibit thioredoxin reductase and this function may be responsible for Xcytrin's activity in lung cancer patients.

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

Based on the clinical activity seen in our initial Phase 3 trial in patients with brain metastases from NSCLC, we conducted a pivotal Phase 3 clinical trial to confirm the potential clinical benefits observed in patients with brain metastases from NSCLC. In March 2005, we completed the enrollment of 554 patients with brain metastases from NSCLC in this international, randomized controlled trial known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial. This study was designed to compare the safety and efficacy of WBRT alone to WBRT plus Xcytrin. The primary endpoint for the study was time to neurologic progression (TNP) as determined by a blinded events review committee. In December 2005, we announced the top line results of this trial. Although patients receiving Xcytrin had a longer time to neurologic progression, the study's primary endpoint, the difference compared to patients in the control arm did not reach statistical significance.

The results of the study were presented at the 2006 Annual Meeting of the American Society of Clinical Oncology (ASCO). In an intent-to-treat analysis, the median TNP was 15.4 months for patients receiving WBRT plus Xcytrin compared to 10.0 months for patients treated with WBRT alone (P=0.122, hazard ratio=0.78). Substantial differences in patient characteristics and outcomes were observed for the 348 patients enrolled in North America (63 percent of all patients enrolled in the study) compared to the other regions. In North America, the median TNP for WBRT plus Xcytrin treatment was 24.2 months compared to 8.8 months for WBRT alone (P=0.004, hazard ratio=0.53). By contrast, for regions outside of North America, there was no significant difference in TNP between treatment arms. Xcytrin was well tolerated in the study. The most common drug related grade 3 and 4 adverse events were hypertension (4%), elevated liver enzymes (3%) and fatigue (3%), all of which were reversible. We believe the reasons for the regional differences in treatment benefit may be related to the time interval between diagnosis of brain metastases and initiation of WBRT.

In North America, most patients (79%) received WBRT within three weeks of their diagnosis of brain metastases. In certain European centers, there was substantial delay in the initiation of WBRT either due to use of chemotherapy as the initial therapy for brain metastases, or clinical practice patterns resulting in delays in access to radiation therapy. Moreover, there was an imbalance in treatment delay favoring the control arm of the study. As presented at ASCO in June of 2006, adjusting for this imbalance resulted in a treatment benefit for the Xcytrin arm of the study (P=0.05). We believe that the clinical data indicate Xcytrin benefited patients that had prompt treatment with WBRT, regardless of region, and this benefit was progressively diminished by delay in initiation of radiation.

Pooled data from two randomized trials involving 805 patients with brain metastases from NSCLC comparing Xcytrin plus WBRT to WBRT alone have shown a benefit for Xcytrin (P=0.016). Based on our review of the data from the SMART trial and pooled data from both of our randomized trials, we plan to submit a New Drug Application (NDA) to the FDA for the potential treatment of NSCLC patients with brain metastases. In meetings with FDA in early 2006, FDA noted that the applicable review Division has not approved drugs based on the results of non-pre-specified subgroup analyses when the trial has failed to meet its primary endpoint. FDA discouraged the submission of an NDA based on subset analyses from the SMART trial. However, in subsequent meetings with the FDA and further review of the data, the Agency indicated a willingness to review an NDA based on analyses which include all of the data. Notwithstanding these meetings, there can be no assurance that FDA will accept our NDA for filing and that it will review the data we have collected on Xcytrin for this indication. Moreover, even if FDA does accept our NDA, there can be no assurance that FDA will agree with our interpretation of the data, that FDA will not require us to conduct additional clinical trials, or that FDA will approve our NDA in a timely fashion, or at all.

In November 2003, we were granted fast track designation by the FDA for the use of Xcytrin for the treatment of brain metastases from lung cancer. This designation did not impact the results of our SMART trial and will not affect the interpretation of the data from the study or the overall approvability of Xcytrin with the FDA, but it may assist in expediting the FDA's review of the NDA for the approval of Xcytrin. The FDA has also designated Xcytrin as an orphan drug for the treatment of brain metastases arising from solid tumors.

We continue to evaluate Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. We have begun Phase 2 clinical trials with Xcytrin used alone to treat lung cancer and to treat hematologic cancers such as lymphomas and chronic lymphocytic leukemia. We also have begun Phase 2 clinical trials with Xcytrin used in combination with stereotactic radiosurgery for the treatment of brain metastases. A Phase 2 trial is underway evaluating Xcytrin given in combination with Taxotere for recurrent lung cancer.

Other Cancer Drugs Under Development

PCI-24781 is a novel compound that inhibits all isoforms of HDAC enzymes. HDAC enzymes are responsible for gene regulation through the acetylation of histone proteins, which are bound to DNA. HDAC inhibitors have been shown by others to have anti-cancer activity. Several such compounds are now in clinical development. PCI-24781 is now in a Phase 1 trial in patients with advanced solid tumors. The objective of the trial is to determine the drug's safety, oral bioavailability and pharmacokinetics. We believe PCI-24781 has desirable potency and pharmacokinetic properties, which may provide clinical advantages.

An HDAC-8 selective inhibitor is now in preclinical testing. We believe that this compound may exhibit more selectivity for certain types of cancer. Other compounds in preclinical development include a small molecule inhibitor of Factor VIIa, which has demonstrated anti-angiogenic and anti-cancer activity in the laboratory and inhibitors of tyrosine kinase enzymes that may be useful in therapy of lymphomas and autoimmune diseases.

Collaboration and License Agreement, Acquired Products

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

Celera Genomics. In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business. Under the terms of the agreement, we acquired Celera technology and intellectual property relating to drugs that target histone deacetylase (HDAC) enzymes, selective HDAC enzymes, a Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases, and B-cell associated tyrosine kinase inhibitors potentially useful for the treatment of lymphomas and autoimmune diseases. Total consideration paid was $6,647,000 which consisted of 1,000,000 shares of our common stock, $2,000,000 of cash and $147,000 of transaction costs. Future milestone payments under the agreement could total as much as $144 million, although we currently can not predict if or when any of the milestones will be achieved. In addition, Celera will also be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from these programs.

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

Our patents, patent applications, and licensed patent rights cover various compounds, pharmaceutical formulations and methods of use. Pharmacyclics owns or licenses rights to:

  81 issued U.S. patents; and
  29 other pending U.S. patent applications.

These issued U.S. patents expire between the years 2009 and 2022. In addition, Pharmacyclics owns or licenses approximately 117 foreign patents, including 82 patents issued in various European countries, more than 100 pending non-U.S. patent applications filed under the Patent Cooperation Treaty, with the European Patent Office, and nationally in Canada, Japan, Australia and other countries.

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

Research and Development

The majority of our operating expenses to date have been related to research and development, or R&D. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D. R&D expenses were $25.7 million in fiscal 2006, $25.0 million in fiscal 2005, and $24.4 million in fiscal 2004. In fiscal 2006, we recorded $6,647,000 of purchased in-process research and expense associated with the acquisition of drug candidates from Celera.

Marketing and Sales

We currently have no marketing, sales, or distribution capabilities, but we plan to build these capabilities in the United States. We plan to enter into licensing arrangements that will include provisions for the marketing, sales and distribution of our products outside the United States.

Manufacturing

We currently use third parties to manufacture various components of our products under development. We have entered into commercial supply agreements with three manufacturers who each manufacture a separate component related to the complete manufacturing of our motexafin gadolinium drug substance. We have also entered into a commercial supply agreement for the formulation, filling, packaging and labeling of commercial quantities of motexafin gadolinium drug product.

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

We also face intense competition in developing and commercializing drugs for the treatment of cancer with HDAC inhibitors, tyrosine kinase inhibitors and anti-angiogenesis compounds.

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

We have utilized the procedure called "Special Protocol Assessment" for Xcytrin. Under this procedure, a sponsor may seek the FDA's agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a product candidate is identified after a Phase 3 trial is commenced. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. While we have received FDA's agreement on a Special Protocol Assessment for the Phase 3 SMART trial assessing Xcytrin, the trial failed to meet its primary endpoint.

In November 2003, the FDA also granted "fast track" designation to Xcytrin for the treatment of brain metastases from lung cancer. "Fast track" products are those cancer therapies and other therapies intended to treat severe or life-threatening diseases. Under the fast track program, the sponsor of a new drug may request the FDA to designate a drug for a specific indication as a fast track drug concurrent with or after the IND is filed for the product candidate. Under a fast track designation, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is submitted. Additionally, a fast track drug may qualify for priority review by the FDA. Under FDA priority review policies, a drug is eligible for priority review, or review within a six month time frame from the time a complete NDA is accepted for filing, if the product provides a significant improvement compared to marketed products in the treatment, diagnosis, or prevention of a disease. A fast track designated drug would ordinarily meet the FDA's criteria for priority review. We cannot guarantee any of our products will receive a priority review designation, or if a priority review designation is received, that review or approval will be faster than conventional FDA procedures, or that FDA will ultimately grant product approval. These FDA policies are intended to facilitate the development, expedite the review, and shorten the total time for marketing approval for cancer therapies and other therapies intended to treat severe or life- threatening diseases.

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

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record- keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with Good Manufacturing Practice regulations, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the current Good Manufacturing Practice, or cGMP, regulations and other FDA regulatory requirements.

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

Third-Party Payor Coverage and Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and reimbursement from government and other third-party payors, including the Medicare and Medicaid programs. Third-party payors are increasingly challenging the pricing of pharmaceutical products and may not consider our products cost-effective or may not provide coverage of and reimbursement for our products, in whole or in part. In the United States, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. For instance, on December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, which, among other things, established a new prescription drug benefit beginning January 1, 2006 and changed reimbursement for certain oncology drugs under existing benefits. It remains difficult to predict the full impact that the MMA will have on us and our industry. Furthermore, we cannot predict the impact on our business of any legislation or regulations that may be enacted or adopted in the future.

Employees

As of June 30, 2006, we had 114 employees, two of whom were part-time. One hundred one of our employees are engaged in research, development, preclinical and clinical testing, manufacturing, quality assurance and quality control and regulatory affairs and 13 in finance and administration. Twenty-three of our employees have an M.D. or Ph.D. degree. Our future performance depends in significant part upon the continued service of our key scientific, technical and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

Available Information

We were incorporated in Delaware in 1991 and commenced operations in 1992.

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We maintain a site on the worldwide web at www.pcyc.com; however, information found on our website is not incorporated by reference into this report. We make our SEC filings available free of charge on or through our website, including our annual report on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this annual report on Form 10-K is located at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

In 2004, we adopted a code of ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. We have posted the text of our code of ethics on our website at www.pcyc.com in connection with "Investor" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 1A. Risk Factors

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

To generate revenue, we will depend on FDA approval of our lead product candidate, Xcytrin for the potential treatment of non-small cell lung cancer patients with brain metastases. If we are unable to prepare and timely file the planned NDA for this product candidate and obtain FDA approval, our ability to generate revenue will be significantly delayed.

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of Xcytrin. In December 2005, we announced the top line results of our pivotal Phase 3 clinical study of Xcytrin for the potential treatment of non-small cell lung cancer (NSCLC) patients with brain metastases. Although patients receiving Xcytrin had a longer time to neurologic progression (TNP), the study's primary endpoint, the difference compared to patients in the control arm did not reach statistical significance.

Although we have received a Special Protocol Assessment (SPA) from the FDA for our Phase 3 SMART trial, the study did not meet its primary endpoint with statistical significance. Based on our ongoing review of the data from the SMART trial, we plan to submit a New Drug Application (NDA) to the FDA for the potential treatment of NSCLC patients with brain metastases. In meetings with FDA in early 2006, FDA noted that the applicable review Division has not approved drugs based on the results of non-pre-specified subgroup analyses when the trial has failed to meet its primary endpoint. FDA discouraged the submission of an NDA based on subset analyses from the SMART trial. However, in subsequent meetings with FDA and further review of the data, the Agency indicated a willingness to review an NDA based on analyses which include all of the data.

There can be no assurance that we can prepare and submit an NDA in a timely manner or at all. We have limited experience in preparing, filing, and pursuing applications necessary to gain regulatory approvals. The preparation of an NDA requires a great deal of effort and expertise, and if we do not secure the necessary resources and hire and retain personnel having the requisite expertise to prepare and submit the NDA, the filing of the NDA would be delayed. Further, if an NDA is submitted by the company, there can be no assurance that it will be accepted for filing by the FDA. If the FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a "refuse to file" notice. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the data from the Phase 3 SMART trial. The FDA could also require that we conduct additional studies and submit that data before it will reconsider our application, which would require us to expend more resources than we planned or that are available to us, and could substantially delay any approval of our application. If the FDA is not satisfied with data included in our NDA, we may need to expend additional resources or conduct additional studies, including clinical trials, to obtain data that the FDA believes is sufficient. It is also possible that additional studies may not suffice to make our application approvable. Even if the NDA is accepted for filing by the FDA, there can be no assurance that it would be approved in a timely manner or at all.

We have a history of operating losses and we expect to continue to have losses in the future.

We have incurred significant operating losses since our inception in 1991 and, as of June 30, 2006, had an accumulated deficit of approximately $288.9 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products. If our lead product, Xcytrin, fails to receive regulatory approval on a timely basis, or at all, our ability to become profitable would be materially impacted. To date, we have not generated revenue from the commercial sale of our products.

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

Data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. Data from our completed Phase 3 SMART trial may not be sufficient to obtain regulatory approval of our planned NDA for the potential treatment of NSCLC patients with brain metastases. Conducting additional trials will cause significant delays in approval and consume additional resources and may not be sufficient to obtain regulatory approval.

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

In August 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $20 million of our common stock, or 4,189,337 shares, whichever occurs first, at a discount of 5% to 7%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 18 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one percent of the aggregate dollar amount of common stock purchased by Azimuth. Even though we have entered into this purchase agreement with Azimuth, Azimuth would not be required to purchase our common stock if the price of our common stock falls below $3.00 per share. In addition, the number of shares we are permitted to sell to Azimuth is limited by applicable NASDAQ rules. Furthermore, we may decide not to sell any shares of our common stock pursuant to this agreement.

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

We rely heavily on third parties for product and clinical development of our products.

We currently depend heavily and will depend heavily in the future on third parties for support in product development and clinical development of our products. The termination of a significant number of our existing collaborative arrangements, or our inability to establish and maintain collaborative arrangements could have a material adverse effect on our ability to complete clinical development of our products.

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

We lack marketing, distribution and sales experience.

We have no experience marketing, selling or distributing products and currently lack the internal capability to do so. If any of our product candidates are approved by the FDA, we will need a sales force with technical expertise prior to the commercialization of any of our product candidates. We have no experience in developing, training or managing a sales force. We will incur substantial additional expenses in developing, training and managing such an organization. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or our direct marketing and sales efforts may be unsuccessful. In addition, we compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against those of such other companies. For some market opportunities, including those outside the United States, we will need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the commercial success of our products. To the extent we enter into co-promotion or other licensing agreements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful and may not be within our control. If we are unable to enter into co-promotion or other licensing agreements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future product candidates. If we are not successful in commercializing our existing and future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant losses.

If we lose or are unable to hire and retain qualified personnel, then we may not be able to develop our products or processes and obtain the required regulatory approvals.

We are highly dependent on qualified scientific and management personnel. We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. The preparation of our planned NDA requires highly specialized skills. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. We will need to hire additional personnel as we continue to expand our research and development activities, prepare our planed NDA for filing, and build a sales and marketing function in the United States.

We face intense competition from other companies and research and academic institutions for qualified personnel. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco, California area. If we lose an executive officer, a manager of one of our programs, or a significant number of any of our staff or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes, raise additional capital or implement our business strategy may be adversely affected or prevented. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements in a timely fashion or at all and our business may be harmed as a result.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While we have been able to complete a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ending June 30, 2006, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, coverage and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of potentially applicable laws and regulations. If we fail to comply with any of these laws and regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

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

If we sell shares of our common stock under our equity line of credit arrangement or in other future financings, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. For example, in August 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $20 million of our common stock, or 4,189,337 shares, whichever occurs first, at a discount of 5% to 7%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 18 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one percent of the aggregate dollar amount of common stock purchased by Azimuth. Our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Azimuth.

In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders will experience dilution.

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control.

Our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. In addition, provisions of the Delaware General Corporation Law also restrict certain business combinations with interested stockholders. These provisions are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, these prohibitions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

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

Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects than our products. Our competitors may develop products that are safer, more effective or less costly than our products and, therefore, present a serious competitive threat to our product offerings. Our competitors may price their products below ours, may receive better coverage and/or reimbursement or may have products that are more cost effective than ours.

The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our products even if commercialized. The diseases for which we are developing our therapeutic products can also be treated, in the case of cancer, by surgery, radiation, biologics and chemotherapy. These treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our products to receive widespread acceptance if commercialized.

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

In addition, if any of the risks described in this section entitled "Risk Factors" actually occur, there could be a dramatic and material adverse impact on the market price of our common stock.

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

Uncertainty exists as to the coverage and reimbursement status of newly approved medical products and services and newly approved indications for existing products. Third-party payors may conclude that our products are less safe, less clinically effective, or less cost-effective than existing products, and third-party payors may not approve our products for coverage and reimbursement. If we are unable to obtain adequate coverage of and reimbursement for our products from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them. Such reduction or limitation in use of our products could cause our sales to suffer. Even if third-party payors make reimbursement available, payment levels may not be sufficient to make the sale of our products profitable.

Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of medical services and products, may result in inadequate coverage of and reimbursement for our products. Many third- party payors, including in particular HMOs, are pursuing various ways to reduce pharmaceutical costs, including, for instance, the use of formularies. The market for our products depends on access to such formularies, which are lists of medications for which third-party payors provide reimbursement. These formularies are increasingly restricted, and pharmaceutical companies face significant competition in their efforts to place their products on formularies of HMOs and other third-party payors. This increased competition has led to a downward pricing pressure in the industry. The cost containment measures that third-party payors are instituting could have a material adverse effect on our ability to operate profitably.

Current health care laws and regulations and future legislative or regulatory changes to the healthcare system may affect our ability to sell our products profitably.

In the United States, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners, and the availability of capital. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system and, in particular, that are intended to contain or reduce the costs of medical products and services. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, could significantly influence the manner in which pharmaceutical products are prescribed and purchased and will impact reimbursement for our products, which could result in a reduction in demand for our products. The MMA established a new reimbursement methodology for certain drugs furnished in hospital outpatient departments and physicians' offices which is based on the average sales price, or ASP, of the product. Application of the ASP reimbursement methodology has resulted in a decrease in the reimbursement levels for certain oncology drugs furnished in hospital outpatient departments and physicians' offices. As implemented in a recent rule establishing an MMA- mandated competitive bidding program, or CAP, physicians who administer drugs in their offices are offered an option to acquire injectable and infused drugs currently covered under the Medicare Part B benefit from vendors who are selected in a competitive bidding process. Winning vendors are selected based on criteria that include their bid price. These new reimbursement measures, effective beginning July 1, 2006, could negatively impact our ability to sell our products. The MMA also established a new Part D prescription drug benefit, which became effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries are able to obtain prescription drug coverage from private sector providers. These private sector providers are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on their formularies. We cannot predict whether our products will be placed on the formularies of the private sector providers participating in the Part D program in the future, and if our products are not placed on such formularies, this could negatively impact our ability to sell our products. It remains difficult to predict the full impact that the prescription drug program, and the MMA generally, will have on us and our industry. The expanded access to prescription medications afforded by Medicare coverage of prescription drugs may increase the volume of pharmaceutical sales. However, this potential sales volume increase may be offset by increased downward pricing pressures resulting from the enhanced purchasing power of private sector providers who will negotiate drug pricing on behalf of Medicare beneficiaries under Part D.

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

We may need to change our business practices to comply with health care fraud and abuse regulations, and our failure to comply with such laws could adversely affect our business, financial condition and results of operations.

Our operations will be directly, or indirectly through our customers, subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the Department of Health and Human Services, Office of Inspector General ("OIG") to issue a series of regulations, known as the "safe harbors." These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as "relators" or, more commonly, as "whistleblowers", may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing of qui tam actions has increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a False Claim action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

In addition to the laws described above, the Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

If our operations are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare programs, and the curtailment or restructuring of our operations.

Our business exposes us to product liability claims.

The testing, manufacture, marketing and sale of our products involve an inherent risk that product liability claims will be asserted against us. We face the risk that the use of our products in human clinical trials will result in adverse effects. If we complete clinical testing for our products and receive regulatory approval to market our products, we will mark our products with warnings that identify the known potential adverse effects and the patients who should not receive our product. We cannot ensure that physicians and patients will comply with these warnings. In addition, unexpected adverse effects may occur even with use of our products that receive approval for commercial sale. Although we are insured against such risks in connection with clinical trials, our present product liability insurance may be inadequate. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our pharmaceutical products. A product liability claim or recall would have a material adverse effect on our reputation, business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Executive Officers and Directors

Executive officers and directors of the company, and their ages as of August 31, 2006, are as follows:

Name	Age	Position
Richard A. Miller, M.D.	55	President, Chief Executive Officer and Director
Markus F. Renschler, M.D.	45	Senior Vice President, Oncology Clinical Development
Leiv Lea	52	Vice President, Finance and Administration and Chief Financial Officer and Secretary
Hugo Madden, Ph.D.	57	Vice President, Techology Development
See-Chun Phan, M.D.	42	Vice President, Clinical Research
Miles R. Gilburne (2)(3)	55	Director
Loretta M. Itri, M.D. (2)(3)	57	Director
James L. Knighton(2)(3)	52	Director
Richard M. Levy, Ph.D. (1)(3)	68	Director
William R. Rohn (1)(3)	63	Director
Craig C. Taylor (2)(3)	56	Director
Christine A. White(1)(3)	54	Director

__________

(1) Member of Compensation Committee.
(2) Member of Audit Committee.
(3) Member of Nominating and Corporate Governance Committee.

Dr. Miller has served as President, Chief Executive Officer and a Director since he co-founded the company in April 1991. Dr. Miller was a co- founder of IDEC Pharmaceuticals Corporation and from 1984 to February 1992 served as Vice President and a Director. Dr. Miller also is a Clinical Professor of Medicine (Oncology) at Stanford University Medical Center. Dr. Miller received his M.D. from the State University of New York Medical School and is board certified in both Internal Medicine and Medical Oncology.

Dr. Renschler has served as Senior Vice President, Oncology Clinical Development since May 2006. Prior to that, Dr. Renschler served as Vice President, Oncology Clinical Development from May 2001 to May 2006. Prior to that, Dr. Renschler served as Senior Director of Clinical Development from May 1998 to May 2001. Prior to that, Dr. Renschler served as Director of Clinical Development from January 1996 to May 1998. Dr. Renschler is also a Clinical Associate Professor of Medicine/Oncology at Stanford University School of Medicine. He is board certified both in Medical Oncology and Internal Medicine. Dr. Renschler received his M.D. from Stanford University and a B.A. degree in Public and International Affairs from Princeton University.

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

Dr. Madden has served as Vice President, Technology Development since May 2006. Prior to that, Dr. Madden served as Vice President, Chemical Operations from June 1998 to May 2006. From 1995 to June 1998, he served as Plant Manager and as Director of Process Development at Catalytica Pharmaceuticals, Inc., a contract pharmaceutical manufacturer. From 1977 to 1995, Dr. Madden served in a variety of positions with Syntex Corporation, a pharmaceutical company. His positions at Syntex included Technical Director at the Bahamas Chemical Division and Manager of Process Development and Engineering at the Technology Center in Boulder, Colorado. Dr. Madden received a B.A. degree in Chemistry from the University of Oxford and a Ph.D. from the University of London.

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

Mr. Gilburne was elected as a Director of the company in March 2000. Mr. Gilburne has been a managing member of ZG Ventures, a venture capital and investment company, since 2000. From February 1995 through December 1999, he was Senior Vice President, Corporate Development for America Online, Inc., an internet services company. He joined the board of directors of America Online in the fall of 1999 and subsequently served as a member of the board of directors of Time Warner Inc. until stepping down in May 2006. Mr. Gilburne is currently a member of the board of directors of SRA International, Inc., a publicly traded information technology company, and serves on the boards of several privately held companies including Revolution Health Group, a company focused on consumer directed health care. Prior to joining America Online, Mr. Gilburne was a founding partner of the Silicon Valley office of the law firm of Weil, Gotshal and Manges and a founding partner of the Cole Gilburne Fund, an early stage venture capital fund focused on information technology. Mr. Gilburne received an A.B. degree from Princeton University and a law degree from the Harvard Law School.

Dr. Itri was elected as a Director of the company in July 2001. As announced in August 2006, Dr. Itri does not intend to stand for re-election at the Pharmacyclics Annual Meeting in December 2006. Dr. Itri has served as President, Pharmaceutical Development, and Chief Medical Officer of Genta Incorporated, a biopharmaceutical company, since March 2003. She joined Genta in March 2001 as Executive Vice President, Clinical Development and Chief Medical Officer. From November 1990 to January 2000 she was Senior Vice President, Worldwide Clinical Affairs, and Chief Medical Officer at Ortho Biotech Inc., a Johnson & Johnson Company. Dr. Itri earned her M.D. from New York Medical College, and is board certified in Internal Medicine. She completed a fellowship in Medical Oncology at Memorial Sloan-Kettering Cancer Center.

Mr. Knighton was elected as a Director of the company in August 2006. Mr. Knighton has served as President and co-founder of AvidBiotics Corporation, a private biotechnology company since April 2005. Mr. Knighton served as President/Chief Operating Officer and Chief Financial Officer of Caliper Life Sciences, Inc. from July 2003 to March 2004. Mr. Knighton originally joined Caliper in September 1999 as Vice President and Chief Financial Officer, was promoted to Executive Vice President in April 2001 and to President and Chief Financial Officer in July 2002. From October 1998 to September 1999, Mr. Knighton served as Senior Vice President and Chief Financial Officer of SUGEN, Inc., a biotechnology company acquired by Pharmacia. From July 1997 to October 1998, Mr. Knighton served as Vice President of Investor Relations and Corporate Communications at Chiron Corporation, a biotechnology company. Mr. Knighton holds a B.S. in Biology from the University of Notre Dame, an M.S. in Genetics from the University of Pennsylvania and a M.B.A. from the Wharton School at the University of Pennsylvania.

Dr. Levy was elected as a Director of the company in June 2000. Dr. Levy retired in February 2006 from his position as President and Chief Executive Officer of Varian Medical Systems, Inc., a medical equipment company. Dr. Levy remains Chairman of the Board of Directors of Varian Medical Systems, a position he has held since February 2003. He served as President and Chief Executive Officer and a director of Varian Medical Systems, Inc., since April 1999, and as Executive Vice President of Varian Associates, Inc., the predecessor company from which Varian Medical Systems, Inc. was spun out, since 1992. Dr. Levy also serves on the Board of Directors of Sutter Health, a not-for-profit multi-provider integrated health care delivery system. Dr. Levy holds a B.A. degree from Dartmouth College and a Ph.D. in nuclear chemistry from the University of California at Berkeley.

Mr. Rohn was elected as a Director of the company in March 2000. Mr. Rohn retired in January 2005 from his position as the Chief Operating Officer of Biogen Idec Inc., a biopharmaceutical company, a position he held since the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in November 2003. He served as the President and Chief Operating Officer of IDEC Pharmaceuticals Corporation from January 2002 to November 2003. He joined IDEC in August 1993 as Senior Vice President, Commercial and Corporate Development and was appointed Senior Vice President, Commercial Operations in April 1996 and Chief Operating Officer in May 1998. From 1984 to 1993, he was employed by Adria Laboratories, most recently as Senior Vice President of Sales and Marketing. Mr. Rohn is currently also a Director of Elan Corporation, plc, a pharmaceutical company, Metabasis Therapeutics, Inc., a pharmaceutical company, Cerus Corporation, a biotechnology company, and Raven Biotechnologies, a private biotechnology company. Mr. Rohn received a B.A. in Marketing from Michigan State University.

Mr. Taylor was elected as a Director of the company in June 1991. As announced in August 2006, Mr. Taylor does not intend to stand for re-election at the Pharmacyclics Annual Meeting in December 2006. Mr. Taylor is a General Partner of AMC Partners 89, L.P., and the General Partner of Asset Management Associates 1989, L.P., a private venture capital partnership. Mr. Taylor has been a Managing Member of Alloy Ventures, a venture management firm which succeeded Asset Management Company (the prior management firm for the Asset Management funds), since 1998. Mr. Taylor had been with Asset Management Company from 1977 to 1998, as General Partner since 1982. Mr. Taylor is a Director of Adeza Biomedical, Inc., a healthcare company, and several private companies. Mr. Taylor holds B.S. and M.S. degrees in Physics from Brown University and an M.B.A. from Stanford University.

Dr. White was elected as a Director of the company in August 2006. Dr. White retired in June 2005 from her position as Senior Vice President, Global Medical Affairs of Biogen Idec Inc., a biopharmaceutical company, a position held since the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in November 2003. She joined IDEC Pharmaceuticals in June 1996 and served as Senior Director, Oncology and Hematology Clinical Development until June 2000 when she was appointed Vice President, Oncology and Hematology Clinical Development. In May 2001, she was appointed Vice President, Medical Affairs. From 1994 to June 1996, Dr. White was Director, Clinical Oncology Research at the Sidney Kimmel Cancer Center in San Diego. From 1984 to 1994, Dr. White held various positions with Scripps Memorial Hospitals, San Diego, most recently as Chairman, Department of Medicine. Dr. White is also a director of Arena Pharmaceuticals, Inc., a biopharmaceutical company. Dr. White holds a B.A. degree in Biology and M.D. degree, both from the University of Chicago.

Item 2. Properties

Our corporate offices are located in Sunnyvale, California, where we lease approximately 65,000 square feet under a lease that expires in December 2009. Our facility includes administrative and research and development space. The lease is a non-cancelable operating lease. We believe that our existing facility is adequate to meet our current and foreseeable needs or that suitable additional space will be available as needed.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Stock Market under the symbol "PCYC." The following table sets forth, for the periods indicated, the high and low sales prices of our common stock.

	HIGH	LOW
FISCAL YEAR ENDED JUNE 30, 2006 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 9.64 9.48 5.48 5.22	$ 7.15 3.26 3.47 3.57
FISCAL YEAR ENDED JUNE 30, 2005 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 12.86 12.50 10.88 8.43	$ 7.60 9.25 7.73 6.25

As of June 30, 2006, there were 135 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

Recent Sales of Unregistered Securities

On June 30, 2006, we issued 1,000,000 shares of our common stock, par value $0.0001, to Applera Corporation. The shares were issued as consideration for the execution of an Assignment Agreement and related Stock Purchase Agreement dated April 7, 2006 between us and Applera Corporation by and through the Celera Genomics Group, and the assignment of certain assets described therein. We claimed exemption from registration under the Securities Act of 1933, as amended for the issuance of securities in the transaction described above by virtue of Section 4(2) as transactions not involving any public offering and issued to an accredited investor.

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes included elsewhere herein.

                                                                                                   Period
                                                                                                    from
                                                                                                  Inception
                                                                                             (April 19, 1991)
                                                          Year Ended June 30,                      through
                                           -----------------------------------------------------  June 30,
                                             2006       2005       2004       2003       2002       2006
                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                      (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License and milestone revenues ........ $      --  $   --     $      --  $      --  $      --  $   7,855
  Grant and contract revenues ...........       181      --            --         --         --      6,028
                                           ---------  ---------  ---------  ---------  ---------  ---------
      Total revenues ....................       181         --         --         --         --     13,883
                                           ---------  ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development ..............    25,737     24964      24,447     23,912     33,981    272,627
  General and administrative ............    11,919     7905        5,843      6,167      7,791     61,406
  Purchased in-process research
   and development ......................     6,647      --            --         --         --      6,647
                                           ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses ..........    44,303     32,869     30,290     30,079     41,772    340,680
                                           ---------  ---------  ---------  ---------  ---------  ---------
Loss from operations ....................   (44,122)   (32,869)   (30,290)   (30,079)   (41,772)  (326,797)
Interest income .........................     1,964     1821        1,132      1,809      5,152     39,425
Interest expense and other
   income (expense), net ................        --      --            (7)       (28)        45     (1,564)
                                           ---------  ---------  ---------  ---------  ---------  ---------
Net loss................................. $ (42,158) $ (31,048) $ (29,165) $ (28,298) $ (36,575) $(288,936)
                                           =========  =========  =========  =========  =========  =========
Basic and diluted net
   loss per share(1)..................... $   (2.12) $   (1.57) $   (1.71) $   (1.75) $   (2.27)
                                           =========  =========  =========  =========  =========
Shares used to compute basic and
  diluted net loss per share(2) .........    19,889     19720      17,064     16,205     16,143
                                           =========  =========  =========  =========  =========

                                                                 June 30,
                                           -----------------------------------------------------
                                             2006       2005       2004       2003       2002
                                           ---------  ---------  ---------  ---------  ---------
                                                                (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities ............................ $  40,477  $  71,899  $ 101,418  $  87,735  $ 114,918
Total assets ............................    42,729     74,564    104,667     91,853    121,012
Deficit accumulated during
  development stage .....................  (288,936)  (246,778)  (215,730)  (186,565)  (158,267)
Total stockholders' equity ..............    39,320     69,994    100,288     89,410    117,608

__________

 (1) See Note 1 to the financial statements for a description of the computation of basic and diluted net loss per share.
(2) Effective July 1, 2005, the company adopted Statement of Financial Accounting Standard No. 123(R) "Share Based Payment (Revised 2004)" on a modified prospective basis. As a result, we have included share-based compensation costs in our results of operations for fiscal 2006.

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

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve existing therapeutic approaches to cancer and other diseases. To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not expect to generate any product revenues until we receive the necessary regulatory and marketing approvals and launch one of our products, if at all.

We have incurred significant operating losses since our inception in 1991, and as of June 30, 2006, had an accumulated deficit of approximately $288.9 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, obtain required regulatory approvals and successfully manufacture and market our products.

Xcytrin, our lead product candidate, is an anti-cancer drug being evaluated in various clinical trials. Based on the clinical activity seen in our initial Phase 3 trial in patients with brain metastases from non-small cell lung cancer (NSCLC), we conducted a pivotal Phase 3 clinical trial to confirm the potential clinical benefits observed in patients with brain metastases from non-small cell lung cancer. This trial, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, enrolled 554 patients with brain metastases from non- small cell lung cancer. The SMART trail was designed to compare the safety and efficacy of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin. The primary endpoint for the study was time to neurologic progression (TNP) as determined by a blinded events review committee. In December 2005, we announced the top line results of this trial. Although patients receiving Xcytrin had a longer time to neurologic progression, the study's primary endpoint, the difference compared to patients in the control arm did not reach statistical significance.

The results of the study were presented at the 2006 Annual Meeting of the American Society of Clinical Oncology (ASCO). In the intent-to-treat analysis, the median TNP was 15.4 months for patients receiving WBRT plus Xcytrin compared to 10.0 months for patients treated with WBRT alone (P=0.122, hazard ratio=0.78). Substantial differences in patient characteristics and outcomes were observed for the 348 patients enrolled in North America (63 percent of all patients enrolled in the study) compared to the other regions. In North America, the median TNP for WBRT plus Xcytrin treatment was 24.2 months compared to 8.8 months for WBRT alone (P=0.004, hazard ratio=0.53). By contrast, for regions outside of North America, there was no significant difference in TNP between treatment arms. Xcytrin was well tolerated in the study. The most common drug related grade 3 and 4 adverse events were hypertension (4%), elevated liver enzymes (3%) and fatigue (3%), all of which were reversible. We believe the reasons for the regional differences in treatment benefit may be related to the time interval between diagnosis of brain metastases and initiation of WBRT.

In North America, most patients (79%) received WBRT within three weeks of their diagnosis of brain metastases. In certain European centers, there was substantial delay in the initiation of WBRT either due to use of chemotherapy as the initial therapy for brain metastases, or clinical practice patterns resulting in delays in access to radiation therapy. Moreover, there was an imbalance in treatment delay favoring the control arm of the study. As presented at ASCO in June of 2006, adjusting for this imbalance resulted in a treatment benefit for the Xcytrin arm of the study (P=0.05). We believe that the clinical data indicate Xcytrin benefited patients that had prompt treatment with WBRT, regardless of region, and that this benefit was progressively diminished by delay in initiation of radiation.

Pooled data from two randomized trials involving 805 patients with brain metastases from NSCLC comparing Xcytrin plus WBRT to WBRT alone have shown a benefit for Xcytrin (P=0.016). Based on our review of the data from the SMART trial, pooled data from both of our randomized trials and discussions with the FDA, we plan to submit a New Drug Application (NDA) to the FDA for the potential treatment of NSCLC patients with brain metastases.

In November 2003, we were granted fast track designation by the FDA for the use of Xcytrin for the treatment of brain metastases from lung cancer. This designation will not impact the results of our trial nor will it affect the overall approvability of Xcytrin with the FDA, but it may assist in expediting the FDA's review of the application for the approval of Xcytrin. The FDA has also designated Xcytrin as an orphan drug for the treatment of brain metastases arising from solid tumors.

We continue to evaluate Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. We have begun Phase 2 clinical trials with Xcytrin used alone to treat lung cancer and to treat hematologic cancers such as lymphomas and chronic lymphocytic leukemia. We also have begun Phase 2 clinical trials with Xcytrin used in combination with stereotactic radiosurgery for the treatment of brain metastases. A Phase 2 trial is underway evaluating Xcytrin given in combination with Taxotere for recurrent lung cancer.

In April 2006, we acquired the following drug candidates from Celera Genomics:

  A novel compound, known as PCI-24781, that inhibits HDAC and is in a Phase 1 study for the treatment of advanced solid tumors.
  A first-in-class HDAC-8 selective inhibitor in preclinical development for the potential treatment of cancer.
  A first-in-class Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases.
  B cell associated tyrosine kinase inhibitors potentially useful for treatment of lymphomas and autoimmune diseases.

We have also completed a Phase 1 clinical trial with Antrin Angiophototherapy for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. We do not plan to conduct further clinical trials with Antrin unless we are able to enter into a corporate partnership arrangement for its continued commercial development.

We are subject to risks common to pharmaceutical companies developing products, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, uncertainty of market acceptance of our products, history of and expectation of future operating losses, reliance on collaborative partners, enforcement of patent and proprietary rights, and the need for future capital. In order for a product to be commercialized, we must conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, build a U.S. commercial oncology franchise, obtain market acceptance and, in many cases, obtain adequate coverage of and reimbursement for our products from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

Critical Accounting Policies, Estimates and Judgments

This discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and clinical trial accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates under different assumptions or conditions and may adversely affect the financial statements.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2006, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. Expected volatility is based on historical volatility data of the company's stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free rate of the stock options is based on the United States Treasury rate in effect at the time of grant.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which, among other things, requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. The provisions of FIN 48 will be effective for us on July 1, 2007.  We are currently evaluating the impact of adopting FIN 48 on the financial statements, but we do not expect its adoption to have a significant transition effect.

Results of Operations

Comparison of Years Ended June 30, 2006, 2005 and 2004

Revenues. Revenues were $181,000, $0, and $0 for the years ended June 30, 2006, 2005 and 2004, respectively. The revenue in fiscal year 2006 was the result of a federal grant awarded by the National Institutes of Health (NIH). We do not expect revenue from this grant to change significantly in fiscal year 2007.

Research and Development Expenses. Research and development expenses were $25,737,000, $24,964,000 and $24,447,000 for the years ended June 30, 2006, 2005 and 2004, respectively. The $773,000 increase from 2005 to 2006 was primarily due to an increase in share-based compensation ($2,908,000) and an increase in drug costs ($1,358,000), partially offset by a decrease in third- party clinical trial costs ($3,192,000). The $517,000 increase from 2004 to 2005 was primarily due to an increase in personnel and consulting costs to support clinical activities, partially offset by a reduction in depreciation and rent expense.

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

                                                                                 Related R&D Expenses
                                                                                 Years ended June 30,
                                                                                 -----------
                                                                      Estimated
                                                   Phase of           Completion
Product            Description                    Development          of Phase     2006         2005         2004
------- --------------------------------- --------------------------- ---------- -----------  -----------  -----------
XCYTRIN Cancer                              Several Phase 1 trials    Unknown   $14,331,000  $16,045,000  $14,603,000
                                            Several Phase 2 trials    Unknown
                                                    Phase 3           Fiscal 2006

OTHER                                                                               885,000      708,000      776,000
                                                                                 -----------  -----------  -----------
        Total direct costs...................................................... 15,216,000   16,753,000   15,379,000
        Indirect costs.......................................................... 10,521,000    8,211,000    9,068,000
                                                                                 -----------  -----------  -----------
        Total research and
           development costs....................................................$25,737,000  $24,964,000  $24,447,000
                                                                                 ===========  ===========  ===========

Research and development expenses increased $773,000, or 3%, for the year ended June 30, 2006 compared to the year ended June 30, 2005, and were primarily comprised of the following:

  Xcytrin program costs decreased $1,714,000, or 11%, primarily due to:
-- a decrease in third-party clinical trial costs and related clinical trial activities of $3,118,000 as we completed our Phase 3 SMART trial in December 2005.
-- an increase in drug costs of $1,438,000 as we purchased an additional drug intermediate.
  Indirect costs increased $2,310,000, or 28%, primarily due to an increase in share-based compensation expense of $2,908,000.

Research and development expenses increased $517,000, or 2%, for the year ended June 30, 2005 compared to the year ended June 30, 2004, and were primarily comprised of the following:

  Xcytrin program costs increased $1,442,000, or 10%, primarily due to:
-- an increase in third-party clinical trial costs and related clinical trial activities of $865,000 as we continued enrollment in our Phase 3 SMART trial and several other Phase 1 and Phase 2 trials.
-- an increase in employee costs of $798,000 as we allocated more employee resources to support our clinical trials.
  Indirect costs decreased $857,000 , or 9%, primarily due to:
-- a decrease in facility costs of $633,000 due to the decrease in building space leased and the decrease in depreciation due to a smaller asset base.
-- a decrease in employee costs of $76,000 as we focused its resources on supporting the Xcytrin clinical trials.

We expect research and development expenses in the first half of fiscal 2007 to be less than the comparable period of fiscal 2006. The level of research and development expenses in the second half of fiscal 2007 will depend on the progress of our planned NDA filing.

General and Administrative Expenses. General and administrative expenses for the years ended June 30, 2006, 2005 and 2004 were $11,919,000, $7,905,000 and $5,843,000, respectively. The $4,014,000 increase in fiscal 2006 compared to fiscal 2005 was primarily due to increase share-based compensation expense of $3,307,000 and an increase in personnel costs to support our business of $720,000. The $2,062,000 increase in fiscal 2005 compared to fiscal 2004 was primarily due to increased personnel and consulting expenses of $976,000 to support our business and an increase in third-party costs associated with pre- commercial marketing activities of $1,026,000.

We expect future general and administrative expenses in the first half of fiscal 2007 to be less than the comparable period of fiscal 2006. The level of general and administrative expenses in the second half of fiscal 2007 will depend on the progress of our planned NDA filing.

Purchased In-Process Research and Development. Purchased in-process research and development expense for the years ended June 30, 2006, 2005 and 2004 was $6,647,000, $0 and $0, respectively. The increase in fiscal 2006 was due to our acquisition, in April 2006, of multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business. One drug candidate is in a Phase 1 clinical trial while the other drug candidates are in pre-clinical development. Total consideration paid was $6,647,000 which consisted of 1,000,000 shares of our common stock, $2,000,000 of cash and $147,000 of transaction costs. We recorded an expense of $6,647,000 related to the consideration for the acquired drug candidates which had not yet reached technological feasibility and had no alternative future use due to the early stage of development and the significant regulatory requirements remaining.

Interest and Other, Net. Interest and other, net, was $1,964,000, $1,821,000 and $1,125,000 for the years ended June 30, 2006, 2005 and 2004, respectively. The increase in the year ended June 30, 2006 was primarily due to higher interest rates. The increase in the year ended June 30, 2005 was primarily due to higher interest rates. Our cash equivalents and marketable securities consist primarily of fixed rate instruments.

Income Taxes. At June 30, 2006, we had net operating loss carryforwards of approximately $277,000,000 for federal income tax reporting purposes and tax credit carryforwards of approximately $9,430,000 for federal reporting purposes. These amounts expire at various times through 2026. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and tax credit carryforwards that can be carried forward may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. Such an annual limitation may result in the expiration of net operating losses before utilization. A full valuation allowance has been established for the company's deferred tax assets since realization of such assets through the generation of future taxable income is uncertain. See Note 6 of "Notes to Financial Statements."

Liquidity and Capital Resources

Our principal sources of working capital since inception have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income. Since inception, we have used approximately $260,697,000 of cash for operating activities and approximately $15,455,000 of cash for the purchase of laboratory and office equipment, leasehold improvements, and payments under capital lease agreements.

As of June 30, 2006, we had approximately $40,477,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities was $31,673,000, $29,930,000 and $25,895,000 for the years ended June 30, 2006, 2005 and 2004, respectively, and resulted primarily from operating losses adjusted for non-cash expenses and changes in accounts payable, accrued liabilities, prepaid expenses and other assets.

Net cash provided by (used by) investing activities of $25,731,000, $42,841,000 and ($36,288,000) in the years ended June 30, 2006, 2005 and 2004, respectively, primarily consisted of the net effect of purchases, maturities and sales of marketable securities.

Net cash provided by financing activities of $559,000, $748,000 and $40,419,000 in the years ended June 30, 2006, 2005 and 2004, respectively, primarily consisted of proceeds from the sale of common stock, the exercise of stock options and the sale of stock under the company's employee stock purchase plan.

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

On August 21, 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase, at our discretion, up to $20.0 million of our common stock, or 4,189,337 shares, whichever occurs first, at a discount of 5 to 7%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 18 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock if the price of our common stock falls below $3.00 per share.

Our future contractual obligations at June 30, 2006 are as follows:

                                        Operating
                                          Lease
                                       Commitments(1)
                                       -----------

Less than 1 year .................... $   960,000
1-3 years ...........................   1,861,000
3-5 years ...........................     487,000
Greater than 5 years ................          --
                                       -----------
  Total ............................. $ 3,308,000
                                       ===========
    Amounts reflect the August 14, 2006 amendment of the company's facility lease.

In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business. Future milestone payments under the agreement could total as much as $144 million, although we currently cannot predict if or when any of the milestones will be achieved. In addition, Celera will also be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from these programs.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2006 would have potentially declined by $241,000.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio (in thousands, except interest rates):

                                           Fiscal Year
                                -------------------------------               Fair Value
                                  2007       2008       2009       Total    at June 30, 2006
                                ---------  ---------  ---------  ---------  ----------------

Marketable securities ........ $   6,546  $   7,894  $   3,885  $  18,325  $        18,194

Weighted-average interest rate      3.71%      6.19%      5.44%      5.15%              --

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pharmacyclics, Inc.:

We have completed integrated audits of Pharmacyclics, Inc.'s 2006 and 2005 financial statements and of its internal control over financial reporting as of June 30, 2006 and an audit of its 2004 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pharmacyclics, Inc. (a development stage enterprise) at June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006 and, cumulatively, for the period from April 19, 1991 (date of inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, effective July 1, 2005, the company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standard No. 123(R) "Share-Based Payment."

Internal control over financial reporting

Also, in our opinion, management's assessment appearing in Management's Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A(b), that the company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

September 8, 2006

PHARMACYCLICS, INC.
(a development stage enterprise)
BALANCE SHEETS
(in thousands, except share and per share amounts)

                                                                   June 30,
                                                              --------------------
                                                                2006       2005
                                                              ---------  ---------
                           ASSETS
Current assets:
  Cash and cash equivalents ................................ $  22,283  $  27,666
  Marketable securities ....................................    18,194     44,233
  Prepaid expenses and other current assets ................       961      1,254
                                                              ---------  ---------
          Total current assets .............................    41,438     73,153
Property and equipment, net ................................       764        884
Other assets ...............................................       527        527
                                                              ---------  ---------
                                                             $  42,729  $  74,564
                                                              =========  =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................... $   1,908  $   3,115
  Accrued liabilities ......................................     1,431      1,358
                                                              ---------  ---------
          Total current liabilities ........................     3,339      4,473
Deferred rent ..............................................        70         97
                                                              ---------  ---------
          Total liabilities ................................     3,409      4,570
                                                              ---------  ---------
Commitments (Note 2 and 7)

Stockholders' equity:
  Preferred stock, $0.0001 par value; 1,000,000 shares
    authorized at June 30, 2006 and 2005; no shares
    issued and outstanding .................................        --         --
  Common stock, $0.0001 par value; 49,000,000 shares
    authorized at June 30, 2006 and 2005; shares issued
    and outstanding -- 20,946,694 at June 30, 2006
    and 19,799,635 at June 30, 2005 ........................         2          2
  Additional paid-in capital ...............................   328,386    317,063
  Accumulated other comprehensive loss .....................      (132)      (293)
  Deficit accumulated during development stage .............  (288,936)  (246,778)
                                                              ---------  ---------
          Total stockholders' equity .......................    39,320     69,994
                                                              ---------  ---------
                                                             $  42,729  $  74,564
                                                              =========  =========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

                                                                            Period
                                                                             from
                                                                          Inception
                                                                      (April 19, 1991)
                                               Year Ended June 30,         through
                                         -------------------------------   June 30,
                                           2006       2005       2004        2006
                                         ---------  ---------  ---------  ----------
Revenues:
  License and milestone revenues....... $      --  $      --  $      --  $    7,855
  Grant and contract revenues .........       181         --         --       6,028
                                         ---------  ---------  ---------  ----------
          Total revenues ..............       181         --         --      13,883
                                         ---------  ---------  ---------  ----------
Operating expenses:
  Research and development* ...........    25,737     24,964     24,447     272,627
  General and administrative* .........    11,919      7,905      5,843      61,406
  Purchased in-process research
     and development ..................     6,647                             6,647
                                         ---------  ---------  ---------  ----------
          Total operating expenses ....    44,303     32,869     30,290     340,680
                                         ---------  ---------  ---------  ----------
Loss from  operations .................   (44,122)   (32,869)   (30,290)   (326,797)
Interest income .......................     1,964      1,821      1,132      39,425
Interest expense and other
   income (expense), net ..............        --                    (7)     (1,564)
                                         ---------  ---------  ---------  ----------
Net loss .............................. $ (42,158) $ (31,048) $ (29,165) $ (288,936)
                                         =========  =========  =========  ==========

Basic and diluted net loss per share .. $   (2.12) $   (1.57) $   (1.71)
                                         =========  =========  =========
Shares used to compute basic
and diluted net loss per share ........    19,889     19,720     17,064
                                         =========  =========  =========

  *Includes non-cash share-based
   compensation of the following:
     Research and development ......... $   2,932  $      24  $      17  $    3,233
     General and administrative ....... $   3,332  $      25  $       1  $    3,948

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                           Period
                                                                                                            from
                                                                                                         Inception
                                                                                                    (April 19, 1991)
                                                                              Year Ended June 30,         through
                                                                        -------------------------------   June 30,
                                                                          2006       2005       2004        2006
                                                                        ---------  ---------  ---------  ----------
Cash flows from operating activities:
  Net loss ........................................................... $ (42,158) $ (31,048) $ (29,165) $ (288,936)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ...................................       588        703      1,360      14,198
     Purchased in-process research and development ...................     4,500         --         --       4,500
     Share-based compensation ........................................     6,264         49         18       7,181
     Gain on sale of marketable securities ...........................        --         --         --          58
     Write-down of fixed assets ......................................        --         --         --         381
     Changes in assets and liabilities:
       Prepaid expenses and other assets .............................       293        175        (44)     (1,488)
       Accounts payable ..............................................    (1,207)       (51)     1,721       1,908
       Accrued liabilities ...........................................        73        230        165       1,431
       Deferred rent .................................................       (27)        12         50          70
                                                                        ---------  ---------  ---------  ----------
          Net cash used in operating activities ......................   (31,674)   (29,930)   (25,895)   (260,697)
                                                                        ---------  ---------  ---------  ----------
Cash flows from investing activities:
  Purchase of property and equipment .................................      (468)      (294)      (447)    (11,574)
  Proceeds from sale of property and equipment .......................        --         --         --         112
  Purchases of marketable securities .................................   (12,232)   (11,185)   (79,465)   (509,233)
  Proceeds from sales of marketable securities .......................        --     33,426     19,904      77,942
  Proceeds from maturities of marketable securities ..................    38,432     20,894     23,720     412,907
                                                                        ---------  ---------  ---------  ----------
            Net cash provided by (used in) investing activities ......    25,732     42,841    (36,288)    (29,846)
                                                                        ---------  ---------  ---------  ----------
Cash flows from financing activities:
  Issuance of common stock, net of issuance costs ....................       392        476     39,530     287,345
  Exercise of stock options ..........................................       167        272        889       5,848
  Proceeds from notes payable ........................................        --         --         --       3,000
  Issuance of convertible preferred stock, net of issuance costs .....        --         --         --      20,514
  Payments under capital lease obligations ...........................        --         --         --      (3,881)
                                                                        ---------  ---------  ---------  ----------
            Net cash provided by financing activities ................       559        748     40,419     312,826
                                                                        ---------  ---------  ---------  ----------
Increase (decrease) in cash and cash equivalents .....................    (5,383)    13,659    (21,764)     22,283
Cash and cash equivalents at beginning of period .....................    27,666     14,007     35,771          --
                                                                        ---------  ---------  ---------  ----------
Cash and cash equivalents at end of period ........................... $  22,283  $  27,666  $  14,007  $   22,283
                                                                        =========  =========  =========  ==========
Supplemental Disclosures of Cash Flow Information:
  Interest paid ...................................................... $      --  $      --  $      --  $    1,269

Supplemental Disclosure of Non-Cash Investing and Financing Activities
  Property and equipment acquired under capital lease obligations ....        --         --         --       3,881
  Warrants issued ....................................................        --         --         --          49
  Conversion of notes payable and accrued interest
    into convertible preferred stock .................................        --         --         --       3,051

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 19, 1991) THROUGH JUNE 30, 2003
(in thousands, except share and per share amounts)

                                                                                                                        Deficit
                                                  Convertible                                          Accumulated    Accumulated
                                               Preferred Stock         Common Stock      Additional       other         During
                                           --------------------- ----------------------   Paid-in     Comprehensive   Development
                                             Shares      Amount     Shares      Amount    Capital     Income (Loss)      Stage       Total
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Issuance of common stock for cash at
  $0.02 per share ........................         --  $     --      400,000  $     --  $        6  $            --  $        --  $        6
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1991 .................         --        --      400,000        --           6               --           --           6
Issuance of common stock for cash at an
  average price of $0.02 per share .......         --        --       97,111        --           2               --           --           2
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $1.32 per share ....  2,040,784        --           --        --       2,667               --           --       2,667
Net loss .................................         --        --           --        --          --               --         (523)       (523)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1992 .................  2,040,784        --      497,111        --       2,675               --         (523)      2,152
Issuance of common stock for cash at an
  average price of $0.06 per share .......         --        --       49,000        --           3               --           --           3
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  $4.88 per share ........................  1,580,095        --           --        --       7,674               --           --       7,674
Net loss .................................         --        --           --        --          --               --       (3,580)     (3,580)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1993 .................  3,620,879        --      546,111        --      10,352               --       (4,103)      6,249
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.12 per share .....................         --        --      324,188        --          38               --           --          38
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $8.63 per share ....    886,960        --           --        --       7,623               --           --       7,623
Net loss .................................         --        --           --        --          --               --       (5,141)     (5,141)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1994 .................  4,507,839        --      870,299        --      18,013               --       (9,244)      8,769
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.24 per share .....................         --        --       38,403        --           9               --           --           9
Issuance of warrants .....................         --        --           --        --          49               --           --          49
Net loss .................................         --        --           --        --          --               --      (10,479)    (10,479)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1995 .................  4,507,839        --      908,702        --      18,071               --      (19,723)     (1,652)
Issuance of convertible preferred stock
  for notes payable and accrued interest
  at an average of $8.63 per share .......    353,483        --           --        --       3,051               --           --       3,051
Issuance of convertible preferred stock
  for cash, net of issuance costs, at an
  average price of $8.63 per share .......    295,649        --           --        --       2,550               --           --       2,550
Issuance of common stock upon initial
  public offering, net of issuance
  costs, for cash at $12 per share .......         --        --    2,383,450         1      26,042               --           --      26,043
Conversion of convertible preferred stock
  into common stock ...................... (5,156,971)       --    5,156,971        --          --               --           --          --
Issuance of common stock upon exercise of
  stock options at an average exercise
  price of $1.33 per share ...............         --        --       91,922        --         122               --           --         122
Issuance of common stock upon
  exercise of purchase rights at an
  exercise price of $10.20 per
  share ..................................         --        --        8,379        --          86               --           --          86
Share-based compensation expense .........         --        --           --        --          26               --           --          26
Net loss .................................         --        --           --        --          --               --       (8,235)     (8,235)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1996 .................         --        --    8,549,424         1      49,948               --      (27,958)     21,991
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $16.93 per share ......         --        --    1,442,190        --      24,420               --           --      24,420
Issuance of common stock upon exercise
  of stock options at an average price
  of $2.74 per share .....................         --        --       96,283        --         264               --           --         264
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $10.51 per share ..............         --        --       14,557        --         153               --           --         153
Share-based compensation expense .........         --        --           --        --         126               --           --         126
Net loss .................................         --        --           --        --          --               --      (10,258)    (10,258)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1997 .................         --        --   10,102,454         1      74,911               --      (38,216)     36,696
Issuance of common stock, net of
  issuance costs, for cash at $21.75
  per share ..............................         --        --    2,012,500        --      40,796               --           --      40,796
Issuance of common stock upon exercise
  of stock options at an average
  price of $6.57 per share ...............         --        --       88,933        --         584               --           --         584
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $14.36 per share ..............         --        --       10,372        --         149               --           --         149
Issuance of common stock upon exercise
  of warrants ............................         --        --       80,033        --          --               --           --          --
Share-based compensation expense .........         --        --           --        --          91               --           --          91
Net loss .................................         --        --           --        --          --               --       (9,675)     (9,675)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1998 .................         --        --   12,294,292         1     116,531               --      (47,891)     68,641
Issuance of common stock upon exercise
  of stock options at an average price
  of $5.10 per share .....................         --        --       75,275        --         384               --           --         384
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $12.77 per share ..............         --        --       13,643        --         174               --           --         174
Issuance of common stock upon exercise
  of warrants ............................         --        --       45,661        --          --               --           --          --
Share-based compensation expense .........         --        --           --        --          89               --           --          89
Change in unrealized gain (loss) on
  marketable securities ..................         --        --           --        --          --              (85)          --         (85)
Net loss .................................         --        --           --        --          --               --      (19,246)    (19,246)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (19,331)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1999 .................         --        --   12,428,871         1     117,178              (85)     (67,137)     49,957
Issuance of common stock upon exercise
  of stock options at an average price
  of $13.88 per share ....................         --        --      102,372        --       1,421               --           --       1,421
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $25.62 per share ..............         --        --       11,213        --         287               --           --         287
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $44.36 per share ......         --        --    3,465,000         1     153,711               --           --     153,712
Share-based compensation expense .........         --        --           --        --          88               --           --          88
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --             (421)          --        (421)
Net loss .................................         --        --           --        --          --               --      (23,630)    (23,630)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (24,051)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2000 .................         --        --   16,007,456         2     272,685             (506)     (90,767)    181,414
Issuance of common stock upon exercise
  of stock options at an average price
  of $16.17 per share ....................         --        --       93,528        --       1,512               --           --       1,512
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $27.89 per share ..............         --        --       15,386        --         429               --           --         429
Share-based compensation expense .........         --        --           --        --         326               --           --         326
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --            1,599           --       1,599
Net loss .................................         --        --           --        --          --               --      (30,925)    (30,925)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (29,326)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2001 .................         --        --   16,116,370         2     274,952            1,093     (121,692)    154,355
Issuance of common stock upon exercise
  of stock options at an average price
  of $13.93 per share ....................         --        --       13,257        --         183               --           --         183
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $8.32 per share ...............         --        --       58,169        --         484               --           --         484
Share-based compensation expense .........         --        --           --        --          91               --           --          91
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --             (930)          --        (930)
Net loss .................................         --        --           --        --          --               --      (36,575)    (36,575)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (37,505)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2002 .................         --        --   16,187,796         2     275,710              163     (158,267)    117,608
Issuance of common stock upon exercise
  of stock options at an average price
  of $1.03 per share .....................         --        --        3,397        --           3               --           --           3
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $2.64 per share ...............         --        --       38,908        --         103               --           --         103
Share-based compensation expense .........         --        --           --        --          13               --           --          13
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --              (19)          --         (19)
Net loss .................................         --        --           --        --          --               --      (28,298)    (28,298)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (28,317)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2003 .................         --        --   16,230,101         2     275,829              144     (186,565)     89,410
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $13.00 per share ......                         3,200,000                39,350                                    39,350
Issuance of common stock upon exercise
  of stock options at an average price
  of $4.91 per share .....................         --        --      181,136        --         889               --           --         889
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $4.90 per share ...............         --        --       36,680        --         180               --           --         180
Share-based compensation expense .........         --        --           --        --          18               --           --          18
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --             (394)          --        (394)
Net loss .................................         --        --           --        --          --               --      (29,165)    (29,165)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (29,559)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2004 .................         --  $     --   19,647,917  $      2  $  316,266  $          (250) $  (215,730) $  100,288
Issuance of common stock upon exercise
  of stock options at an average price
  of $4.46 per share .....................         --        --       61,014        --         272               --           --         272
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $5.24 per share ...............         --        --       90,704        --         476               --           --         476
Share-based compensation expense .........         --        --           --        --          49               --           --          49
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --              (43)          --         (43)
Net loss .................................         --        --           --        --          --               --      (31,048)    (31,048)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (31,091)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2005 .................         --  $     --   19,799,635  $      2  $  317,063  $          (293) $  (246,778) $   69,994
Issuance of common stock upon exercise
  of stock options and purchase rights at
  average price of $3.80 per share .......         --        --      147,059        --         559               --           --         559
Issuance of common stock for purchase
  of Celera assets                                 --        --    1,000,000        --       4,500               --           --       4,500
Share-based compensation expense .........         --        --           --        --       6,264               --           --       6,264
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --              161           --         161
Net loss .................................         --        --           --        --          --               --      (42,158)    (42,158)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (41,997)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2006 .................         --  $     --   20,946,694  $      2  $  328,386  $          (132) $  (288,936) $   39,320
                                           ===========  ======== ============  ========  ==========  ===============  ===========  ==========

The accompanying notes are an integral part of these financial statements

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

Basic and diluted net loss per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 5,266,802, 4,785,838 and 4,232,954 shares of common stock were outstanding at June 30, 2006, 2005 and 2004, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

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

The company's marketable securities consisted of the following (in thousands):

                                                       Net      Estimated
                                          Amortized  Unrealized   Fair
                                            Cost      Losses      Value
                                       ---------  ---------  ---------
June 30, 2006
Debt (state or political subdivision)... $   2,499  $     (21) $   2,478
Debt (corporate)........................    15,827       (111)    15,716
                                          ---------  ---------  ---------
                                         $  18,326  $    (132) $  18,194
                                          =========  =========  =========

June 30, 2005
Debt (state or political subdivision)... $  35,305  $    (237) $  35,068
Debt (corporate)........................     9,221        (56)     9,165
                                          ---------  ---------  ---------
                                         $  44,526  $    (293) $  44,233
                                          =========  =========  =========

At June 30, 2006 and 2005, all of the company's debt investments are classified as short-term, as the company may choose not to hold its investments until maturity in order to take advantage of market conditions. Unrealized gains were not material and have therefore been netted against unrealized losses. At June 30, 2006, the company's marketable securities had the following contractual maturities (in thousands):

                                                     Estimated
                                          Amortized    Fair
                                            Cost       Value
                                          ---------  ---------
Less than one year...................... $   6,547  $   6,482
Between one and two years...............     7,894      7,843
Between two and three years.............     3,885      3,869
                                          ---------  ---------
                                         $  18,326  $  18,194
                                          =========  =========

Restricted investments

Under the company's lease agreement, it is required to maintain a $450,000 letter of credit as security for performance under the lease. The letter of credit is secured by a $450,000 certificate of deposit which is included in other assets at June 30, 2006 and 2005.

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

The company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of its products. The company will expend additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of our products. Specifically, the company will require additional funds to commercialize its product. Even if the company is able to develop Xcytrin successfully in light of the recent results from its Phase 3 clinical study, we expect additional development efforts and clinical trials will extend the timeline for development and will result in substantial additional expenses. The company may be unable to fund these efforts with its current financial resources.

Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the company may have to delay, reduce the scope of or eliminate one or more of our research or development programs which would materially and adversely affect its business, financial condition and operations.

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

Accounting for share-based compensation

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

                                                      Year Ended
                                                    June 30, 2006
                                                  ------------------
Net effect on net loss ......................... $       (6,264,000)

Net effect on basic and diluted net loss per sha $            (0.31)

The following table illustrates the effect on net loss per common share if the company had applied the fair value recognition provisions of SFAS No. 123R in the years ended June 30, 2005 and 2004.

                                             Year Ended          Year Ended
                                           June 30, 2005       June 30, 2004
                                         ------------------  ------------------
Net loss, as reported                   $      (31,048,000) $      (29,165,000)
Employee share-based compensation using
  the fair value based method                   (8,217,000)         (7,721,000)
                                         ------------------  ------------------
Pro forma net loss                      $      (39,265,000) $      (36,886,000)
                                         ==================  ==================
Basic and diluted net loss
  per share, as reported                $            (1.57) $            (1.71)
                                         ==================  ==================
Pro forma basic and
  diluted net loss per share            $            (1.99) $            (2.16)
                                         ==================  ==================

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model using the assumptions noted in the following table. Expected volatility is based on historical volatility data of the company's stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free rate of the stock options is based on the United States Treasury rate in effect at the time of grant.

                                              Year Ended June 30,
                                        -------------------------------
                                           2006       2005       2004
                                        ----------  ---------  --------
Stock option plans:
  Expected dividend yield ............          0%        0%       0%
  Expected stock price volatility ....         79%       75%      86%
  Risk free interest rate ............       4.90%     3.72%    3.61%
  Expected life (years) ..............       4.98       5.06      5.14

Employee stock purchase plan:
  Expected dividend yield ............          0%        0%       0%
  Expected stock price volatility ....         54%       77%      82%
  Risk free interest rate ............       4.42%     1.90%    2.02%
  Expected life (years) ..............       2.00       2.00      2.00

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans during fiscal 2006, 2005 and 2004 was $3.03, $5.16 and $6.66 per share, respectively. The weighted average estimated grant date fair value of purchase awards under the company's employee stock purchase plan during fiscal 2006, 2005 and 2004 was $3.30, $3.32 and $5.72 per share, respectively.

As of June 30, 2006, $8,090,000 of total unrecognized compensation costs related to non-vested options are scheduled to be recognized over a weighted average period of 1.66 years and $514,000 of total unrecognized compensation costs related to purchase awards under the company's employee stock purchase plan are scheduled to be recognized over a weighted average period of 0.67 years. There were no capitalized share-based compensation costs at June 30, 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which, among other things, requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. The provisions of FIN 48 will be effective for us on July 1, 2007.  We are currently evaluating the impact of adopting FIN 48 on the financial statements, but we do not expect its adoption to have a significant transition effect.

Note 2 - Agreements:

University of Texas License. The company has entered into a license agreement with the University of Texas under which it received the exclusive worldwide rights to develop and commercialize porphyrins, expanded porphyrins and other porphyrin-like substances covered by their patents. The company has made payments, under the license, to the University of Texas of $50,000 in each of the years ended June 30, 2005 and 2004, respectively, and cumulative payments of $300,000 from the inception of the license. No payments are due after fiscal 2005.

Celera Genomics. In April 2006, the company acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business. Under the terms of the agreement, the company acquired Celera technology and intellectual property relating to drugs that target histone deacetylase (HDAC) enzymes, selective HDAC enzymes, a Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases, and B-cell associated tyrosine kinase inhibitors potentially useful for the treatment of lymphomas and autoimmune diseases. The HDAC drug candidate is in a Phase 1 clinical trial the other drug candidates are in pre-clinical development. Future milestone payments under the agreement could total as much as $144 million, although the company currently can not predict if or when any of the milestones will be achieved. In addition, Celera will also be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from these programs.

Total consideration paid was $6,647,000 which consisted of 1,000,000 shares of the company's common stock, $2,000,000 of cash and $147,000 of transaction costs. The company recorded an expense of $6,647,000 related to the consideration for the acquired drug candidates which had not yet reached technological feasibility and had no alternative future use due to the early stage of development and the significant regulatory requirements remaining.

Note 3 - Balance Sheet Components:

Property and equipment consists of the following (in thousands):

                                                         June 30,
                                                    --------------------
                                                      2006       2005
                                                    ---------  ---------
Equipment ........................................ $   7,121  $   7,042
Leasehold improvements ...........................     2,976      2,976
Furniture and fixtures ...........................       864        864
                                                    ---------  ---------
                                                      10,961     10,882
Less accumulated depreciation and amortization ...   (10,197)    (9,998)
                                                    ---------  ---------
                                                   $     764  $     884
                                                    =========  =========

Accrued liabilities consist of the following (in thousands):

                                                         June 30,
                                                    --------------------
                                                      2006       2005
                                                    ---------  ---------
Employee compensation ............................ $   1,431  $   1,358
Other ............................................        --         --
                                                    ---------  ---------
                                                   $   1,431  $   1,358
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

The ability of the company's Board of Directors to issue shares of preferred stock without stockholder approval may have certain anti-takeover effects. The company is also subject to provisions of the Delaware General Corporation Law, which may make certain business combinations more difficult.

Shareholder rights plan

In April 1997, the Board of Directors approved a shareholder rights plan (the "Plan") under which stockholders of record on May 1, 1997 received a right to purchase (a "Right") one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), at an exercise price of $125 per one one-hundredth of a share, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and will become exercisable upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the company's outstanding common stock or (ii) 10 business days or such later date as may be determined by a majority of the Board of Directors following the commencement of, or announcement of, an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding common stock of the company. The Rights expire at the close of business on April 30, 2007. The company has designated 120,000 shares of its preferred stock as Series A Junior Participating Preferred Stock in connection with this Plan. In December 2001, the Board of Directors approved an amendment to the Plan so that each Right entitles the holder to purchase one one-thousandth of a share of Series A Preferred Stock at a price of $125 per one one-thousandth of a share, subject to adjustment. On August 7, 2006, the Board of Directors approved an amendment to the Plan to accelerate the expiration date to August 18, 2006, effectively terminating the Plan as of that date.

Stock plans

2004 Equity Incentive Award Plan. In December 2004, stockholders approved the 2004 Equity Incentive Award Plan (the "2004 Plan") as a replacement for both the company's 1995 Stock Option Plan (the "1995 Plan") and the 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"). The adoption of the 2004 Plan included an increase of 600,000 in the number of shares available for issuance over the remaining shares available for issuance under the 1995 Plan and Directors Plan. In December 2005, the stockholders approved an increase of 1,000,000 shares available for issuance under the 2004 Plan. The 2004 Plan provides for the issuance of various types of equity awards, such as incentive stock options, nonstatutory stock options stock, restricted stock, stock appreciation rights and performance shares. The exercise price of all stock options granted under the 2004 Plan may not be less that the fair market value of the company's common stock on the date of grant and no stock option will be exercisable more than ten years after the date it is granted. Stock options for employees and consultants typically vest over four years. Non-employee Directors receive annual, automatic, non-discretionary grants of nonqualified stock options. Each new non- employee Director receives an option to purchase 10,000 shares as of the date he or she first becomes a Director. This option grant vests in equal annual installments over five years. In addition, on the date of each annual meeting, each individual re-elected as a non-employee Director will receive an automatic option grant to purchase an additional 7,500 shares of common stock, provided such individual has served as a Director for at least six months prior to the date of grant. This option grant vests in equal monthly installments over twelve months following the date of grant.

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

The following table summarizes the company's stock option activity (in thousands, except per share amounts):

                                                Options Outstanding
                                             ---------------------
                                                         Weighted
                                                          Average
                                   Shares                Exercise
                                  Available              Price Per
                                  for Grant    Number      Share
                                 ----------- ----------  ---------
Authorized .....................      1,000         --  $      --
Granted ........................       (480)       480       0.19
                                 ----------- ----------
Balance at June 30, 1993 .......        520        480       0.19
Exercised ......................         --       (324)      0.12
Granted ........................       (167)       167       2.22
Forfeited or expired ...........          8         (8)      0.11
                                 ----------- ----------
Balance at June 30, 1994 .......        361        315       1.37
Exercised ......................         --        (39)      0.24
Granted ........................       (193)       193       3.75
Forfeited or expired ...........         38        (38)      1.82
                                 ----------- ----------
Balance at June 30, 1995 .......        206        431       2.50
Authorized .....................        485         --
Exercised ......................         --        (92)      3.09
Granted ........................       (492)       492      10.03
Forfeited or expired ...........         11        (11)      6.11
                                 ----------- ----------
Balance at June 30, 1996 .......        210        820       9.20
Authorized .....................        842         --
Exercised ......................         --        (96)      2.74
Granted ........................       (569)       569      16.69
Forfeited or expired ...........         31        (31)     12.21
                                 ----------- ----------
Balance at June 30, 1997 .......        514      1,262      11.58
Authorized .....................        602         --
Exercised ......................         --        (89)      6.57
Granted ........................       (577)       577      25.33
Forfeited or expired ...........        158       (158)     15.41
                                 ----------- ----------
Balance at June 30, 1998 .......        697      1,592      16.43
Authorized .....................        524         --
Exercised ......................         --        (75)      5.10
Granted ........................       (671)       671      19.25
Forfeited or expired ...........        221       (221)     20.37
                                 ----------- ----------
Balance at June 30, 1999 .......        771      1,967      17.38
Authorized .....................        681         --
Exercised ......................         --       (103)     13.88
Granted ........................       (723)       723      56.97
Forfeited or expired ...........         53        (53)     23.38
                                 ----------- ----------
Balance at June 30, 2000 .......        782      2,534      28.70
Authorized .....................        811         --
Exercised ......................         --        (94)     16.17
Granted ........................       (947)       947      36.80
Forfeited or expired ...........        114       (114)     45.70
                                 ----------- ----------
Balance at June 30, 2001 .......        760      3,273      29.78
Authorized .....................        747         --
Exercised ......................         --        (13)     13.93
Granted ........................     (1,634)     1,634       8.76
Forfeited or expired ...........        625       (625)     27.83
                                 ----------- ----------
Balance at June 30, 2002 .......        498      4,269      21.82
Authorized .....................        162         --
Exercised ......................         --         (3)      1.03
Granted ........................       (749)       749       4.35
Forfeited or expired ...........        837       (837)     25.30
                                 ----------- ----------
Balance at June 30, 2003 .......        748      4,178      18.03
Authorized .....................        162         --
Exercised ......................         --       (181)      4.91
Granted ........................       (532)       532       9.53
Forfeited or expired ...........        296       (296)     28.55
                                 ----------- ----------
Balance at June 30, 2004 .......        674      4,233      16.78
Authorized .....................        700
Exercised ......................                   (61)      4.46
Granted ........................       (814)       814       8.08
Forfeited or expired ...........        200       (200)     18.19
                                 ----------- ----------
Balance at June 30, 2005 .......        760      4,786      15.40
Authorized .....................      1,000         --
Exercised ......................         --       (191)      7.02
Granted ........................     (1,351)     1,351       4.58
Forfeited or expired ...........        679       (679)     12.85
                                 ----------- ----------
Balance at June 30, 2006 .......      1,088      5,267      13.26
                                 =========== ==========

The total intrinsic value of stock options exercised during the years ended June 30, 2006, 2005 and 2004 were $374,000, $387,000 and $899,000, respectively. No income tax benefits were realized by the company in the years ended June 30, 2006, 2005 or 2004.

A summary of outstanding and vested stock options as of June 30, 2006 is as follows:

                                      Options Outstanding                              Options Vested
                      ----------------------------------------------------  -------------------------------------
                                     Weighted     Weighted                                Weighted
                                      Average      Average                                 Average
                        Number       Remaining    Exercise      Aggregate     Number      Exercise     Aggregate
Range of                  of        Contractual     Price       Intrinsic       of          Price      Intrinsic
Exercise Prices         Shares         Life       Per Share       Value       Shares      Per Share      Value
--------------------- -----------   -----------  -----------   -----------  -----------  -----------  -----------
   $3.22 - $3.62.....     78,118          7.04  $   3.49                        74,876  $      3.50
   $4.16 - $4.16.....  1,197,950          9.90      4.16                        21,639         4.16
   $4.25 - $4.47.....    818,763          6.55      4.39                       708,368         4.37
   $4.50 - $7.39.....    633,257          6.22      6.96                       583,495         7.04
   $7.43 - $7.76.....    526,994          8.93      7.76                       172,523         7.75
   $8.20 - $15.75....    535,634          6.72      11.77                      363,125        12.17
  $16.00 - $23.75....    555,691          3.28      18.87                      554,550        18.88
  $24.19 - $38.13....    536,200          3.85      27.77                      533,900        27.75
  $38.25 - $72.63....    347,895          4.16      51.64                      347,895        51.64
  $78.13 - $78.13....     36,300          3.67      78.13                       36,300        78.13
                      -----------                              -----------  -----------               -----------
                       5,266,802          6.74  $   13.26     $    28,705    3,396,671        17.49  $    27,229
                      ===========                              ===========  ===========               ===========

The company had outstanding exercisable options to purchase 4,835,821, 4,436,153, and 3,905,129 shares of common stock with a weighted average exercise price of $13.94, $16.05, and $17.63 at June 30, 2006, 2005, and 2004, respectively.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in fiscal 2006, 2005 and 2004 were 82,851, 90,704, and 36,680 shares of common stock at an average price of $4.73, $5.24, and $4.90 per share, respectively. Shares available for future purchase under the Purchase Plan are 119,138 at June 30, 2006.

Note 5 - Employee Benefit Plan:

The company maintains a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The company's matching contribution to the plan was $185,000, $151,000, and $133,000 for the years ended June 30, 2006, 2005 and 2004, respectively, and $705,000 for the period from inception (April 19, 1991) through June 30, 2006.

Note 6 - Income Taxes:

Deferred tax assets are summarized as follows (in thousands):

                                             June 30,
                                        ---------------------
                                           2006       2005
                                        ----------  ---------
Net operating loss carryforwards ..... $   99,630  $  87,175
Tax credit carryforwards .............     14,086     13,099
Capitalized start-up and R&D costs ...      5,019      5,979
Depreciation and amortization.........      3,676      1,438
Share-based compensation .............      1,510         --
Reserves and accruals.................        322          7
                                        ----------  ---------
Gross deferred tax assets ............    124,243    107,698
Less valuation allowance .............   (124,243)  (107,698)
                                        ----------  ---------
Net deferred tax assets .............. $       --  $      --
                                        ==========  =========

A full valuation allowance has been established for the company's deferred tax assets at June 30, 2006 and 2005 since realization of such assets through the generation of future taxable income is uncertain. The change in the valuation allowance was approximately $16,545,000, $14,046,000 and $9,128,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to the loss before income taxes as summarized below (in thousands):

                                             Year Ended June 30,
                                        -------------------------------
                                           2006       2005       2004
                                        ----------  ---------  --------
Tax benefit at statutory rate ........ $   16,511  $  12,367  $ 11,618

Research and development credits .....        978      1,485     1,193
Deferred tax assets not benefited ....    (15,457)   (14,059)  (10,743)
State NOL disallowed/expired .........     (1,088)        --    (2,075)
Share-based compensation .............       (970)        --        --
Other ................................         26        207         7
                                        ----------  ---------  --------
                                       $       --  $      --  $     --
                                        ==========  =========  ========

At June 30, 2006, the company had federal and state net operating loss carryforwards of approximately $277.0 million and $93.2 million, respectively. The federal and state net operating loss carryforwards will begin to expire in 2007. Federal and state tax credit carryforwards of $9.4 million and $6.8 million, respectively, are available to offset future taxable income. The federal tax credits will begin to expire in 2008. State research and development credits can be carried forward indefinitely.

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

Note 7 - Commitments:

The company leases its facility under a non-cancelable operating lease that expires in fiscal 2010 (based on a lease amendment entered into on August 14, 2006). See Note 9. Future minimum lease payments under the non-cancelable operating leases are as follows (in thousands):

                                        Operating
                                          Lease
                                        Commitments
Year Ending June 30,                    ----------
--------------------------------------
2007.................................. $      960
2008..................................        915
2009..................................        946
2010..................................        487
                                        ----------
  Total minimum lease payments
     and operating lease income ...... $    3,308
                                        ==========

Rent expense for the years ended June 30, 2006, 2005 and 2004 was $1,278,000, $1,226,000 and $1,531,000, respectively, and $14,159,000 for the period from inception (April 19, 1991) through June 30, 2006. Sublease income was $0, $0 and $69,000 for the years ended June 30, 2006, 2005 and 2004, respectively, and $924,000 from the period from inception (April 19, 1991) through June 30, 2006. The terms of the facility lease provide for rental payments on a graduated scale. The company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid at June 30, 2006.

Note 8 - Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

                                                            Quarter Ended
                                        --------------------------------------------------------
                                        September 30,   December 31,   March 31,      June 30,
                                        ------------    ------------  ------------  ------------
Fiscal 2006

Loss from operations ................. $    (10,689)   $    (10,384) $     (7,842) $    (15,207)
Net loss .............................      (10,201)         (9,890)       (7,375)      (14,692)[1]

Basic and diluted net loss per share . $      (0.51)   $      (0.50) $      (0.37) $      (0.73)

Shares used in computation of basic
   and diluted net loss per share ....       19,830          19,878        19,904        19,944

   [1]  The net loss for the quarter ended June 30, 2006, includes $6,647,000 of purchased in-process research and development expense relating to the acquisition of multiple small molecule drug candidates from Celera Genomics.

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

Note 9 - Subsequent Events

On August 7, 2006, the Board of Directors approved the termination of the company's stockholder rights plan, which was originally scheduled to expire on April 30, 2007. The stockholder rights plan has been amended to accelerate the expiration date to August 18, 2006, effectively terminating the plan as of that date.

On August 14, 2006, the company entered into a lease amendment for its facility that extended the expiration of the lease from December 31, 2007 to December 31, 2009.

On August 21, 2006, the company entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase, at the company's discretion, up to $20.0 million of the company's common stock, or 4,189,337 shares, whichever occurs first, at a discount of 5% to 7%, to be determined based on the company's market capitalization at the start of each sale period. The term of the purchase agreement is 18 months. Upon each sale of the company's common stock to Azimuth under the purchase agreement, the company has also agreed to pay Reedland Capital Partners a placement fee equal to one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase the company's common stock if the price of the company's common stock falls below $3.00 per share.

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

As of June 30, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management's Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2006.

Management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page 45 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting:

There has been no change in the company's internal control over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B. Other Information

None.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to Financial Statements under Item 8 on page 44.

(a) 2. Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a) 3. Exhibits

The following documents are incorporated by reference or included in this report.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit of the same number to Form 8-A12G/A filed on May 21, 2002).
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit of the same number to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
3.3	Amendment to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Periodic Report on Form 8-K filed on August 9, 2006).
3.4

Form of Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.2 to Form 8-A12G/ filed on May 21, 2002).

3.5	Certificate of Elimination of the Certificate of Designation of Series A Junior Participating Preferred Stock of Pharmacyclics, Inc.
4.1	Amended and Restated Rights Agreement, dated as of February 15, 2002 (Incorporated by reference to Exhibit 3.2 to Form 8-A12G/A filed on May 21, 2002).
4.2	Specimen Certificate of the Company's Common Stock (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048).
4.3**

Stock Purchase Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated April 7, 2006 (Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.4

Amendment to the Amended and Restated Rights Agreement, dated as of August 7, 2006, by and between Pharmacyclics, Inc. and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2006).

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

10.41+	Employment agreement, dated May 28, 1998, by and between the Company and Hugo Madden (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended June 30, 1998).
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

10.53*

Supply Agreement, dated August 17, 2001 by and between EMS- Dottikon AG and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.54

Third Amendment to New Lease dated February 5, 2003 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.55

Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the year ended June 30, 2004).

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
10.58+

Form of Non-employee Director Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2004).

10.59+

Form of Amendment to Form of Notice of Grant of Stock Option used under the Company's 1995 Stock Option Plan (the "1995 Plan") (Incorporated by reference to Exhibit 10.5 to the quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.60+

Form of Non-Employee Directors Stock Option Election Option Agreement used under the Company's 1995 Plan (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.61

First Amendment To Patent License Agreement entered into on or about July 1, 1991 by and between the Company and the University of Texas System, Austin (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.64**

Assignment Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated April 7, 2006 (Incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.65

Fourth Amendment to New Lease dated August 14, 2006 by and between the Company and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. (see page 79)
31.1	Section 302 Certification of CEO.
31.2	Section 302 Certification of CFO.
32.1	Section 906 Certifications of CEO and CFO.

________________

*Confidential treatment has been granted as to certain portions of this agreement.
**Confidential treatment has been requested as to certain portions of this agreement.
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 11, 2006

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

Signature	Title	Date

/s/ RICHARD A. MILLER, M.D. Richard A. Miller, M.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2006

/s/ LEIV LEA Leiv Lea	Vice President, Finance and Administration and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	September 11, 2006

/s/ MILES R. GILBURNE Miles R. Gilburne	Director	September 11, 2006

/s/ LORETTA M. ITRI, M.D. Loretta M. Itri, M.D.	Director	September 11, 2006

/s/ JAMES L. KNIGHTON James L. Knighton	Director	September 11, 2006

/s/ RICHARD M. LEVY, PH.D. Richard M. Levy	Director	September 11, 2006

/s/ WILLIAM R. ROHN William R. Rohn	Director	September 11, 2006

/s/ CRAIG C. TAYLOR Craig C. Taylor	Director	September 11, 2006

/s/ CHRISTINE A. WHITE, M.D. Christine A. White, M.D.	Director	September 11, 2006

EXHIBITS INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit of the same number to Form 8-A12G/A filed on May 21, 2002).
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit of the same number to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
3.3	Amendment to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Periodic Report on Form 8-K filed on August 9, 2006).
3.4

Form of Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.2 to Form 8-A12G/ filed on May 21, 2002).

3.5	Certificate of Elimination of the Certificate of Designation of Series A Junior Participating Preferred Stock of Pharmacyclics, Inc.
4.1	Amended and Restated Rights Agreement, dated as of February 15, 2002 (Incorporated by reference to Exhibit 3.2 to Form 8-A12G/A filed on May 21, 2002).
4.2	Specimen Certificate of the Company's Common Stock (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048).
4.3**

Stock Purchase Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated April 7, 2006 (Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.4

Amendment to the Amended and Restated Rights Agreement, dated as of August 7, 2006, by and between Pharmacyclics, Inc. and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2006).

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

10.41+	Employment agreement, dated May 28, 1998, by and between the Company and Hugo Madden (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the year ended June 30, 1998).
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

10.53*

Supply Agreement, dated August 17, 2001 by and between EMS- Dottikon AG and the Registrant (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended Semptember 30, 2001).

10.54

Third Amendment to New Lease dated February 5, 2003 by and between the Registrant and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.55

Form of Indemnification Agreement between the Company and its directors and executive officers (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the year ended June 30, 2004).

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
10.58+

Form of Non-employee Director Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2004).

10.59+

Form of Amendment to Form of Notice of Grant of Stock Option used under the Company's 1995 Stock Option Plan (the "1995 Plan") (Incorporated by reference to Exhibit 10.5 to the quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.60+

Form of Non-Employee Directors Stock Option Election Option Agreement used under the Company's 1995 Plan (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.61

First Amendment To Patent License Agreement entered into on or about July 1, 1991 by and between the Company and the University of Texas System, Austin (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.64**

Assignment Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated April 7, 2006 (Incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.65

Fourth Amendment to New Lease dated August 14, 2006 by and between the Company and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. (see page 79)
31.1	Section 302 Certification of CEO.
31.2	Section 302 Certification of CFO.
32.1	Section 906 Certifications of CEO and CFO.

________________

*Confidential treatment has been granted as to certain portions of this agreement.
**Confidential treatment has been requested as to certain portions of this agreement.
+ Indicates a management contract or compensatory plan or arrangement.