Form 10-Q
period 2006-09-30
PHARMACYCLICS INC
filed 2006-11-01
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________

Commission File Number: 000-26658

PHARMACYCLICS, INC.
Exact name of registrant as specified in its charter)

Delaware	94-3148201
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
995 E. Arques Avenue Sunnyvale, California 94085-4521 (408) 774-0330
(Address of principal executive offices including zip code) and Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                           Accelerated filer    ☒                           Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): YES    ☐    NO    ☒

As of October 31, 2006, there were 21,063,552 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

This quarterly report on Form 10-Q consists of 20 pages of which this is page 1. The Exhibits Index page immediately follows page 19.

Note: PDF provided as a courtesy

PHARMACYCLICS, INC.
Form 10-Q
Table of Contents

PHARMACYCLICS®, (the pentadentate logo), Xcytrin® and Antrin® are registered U.S. trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                       September 30,   June 30,
                                                           2006          2006
                                                       ------------  ------------
                       ASSETS
   Current assets:
     Cash and cash equivalents ...................... $     15,458  $     22,283
     Marketable securities ..........................       19,273        18,194
     Prepaid expenses and other current assets ......          880           961
                                                       ------------  ------------
          Total current assets ......................       35,611        41,438
   Property and equipment, net ......................          911           764
   Other assets .....................................          527           527
                                                       ------------  ------------
                                                      $     37,049  $     42,729
                                                       ============  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable ............................... $      1,679  $      1,908
     Accrued liabilities ............................        1,267         1,431
                                                       ------------  ------------
          Total current liabilities .................        2,946         3,339
   Deferred rent ....................................           68            70
                                                       ------------  ------------
          Total liabilities .........................        3,014         3,409
                                                       ------------  ------------
   Stockholders' equity:
     Common stock ...................................            2             2
     Additional paid-in capital .....................      329,499       328,386
     Accumulated other comprehensive loss ...........          (39)         (132)
     Deficit accumulated during development stage....     (295,427)     (288,936)
                                                       ------------  ------------
         Total stockholders' equity .................       34,035        39,320
                                                       ------------  ------------
                                                      $     37,049  $     42,729
                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                              Period From
                                                                              Inception
                                                       Three Months Ended     (April 19, 199
                                                       September 30,           through
                                                       -------------------    September 30,
                                                         2006      2005          2006
                                                       --------  ---------    -------------
Revenues:
     License and milestone revenues ................. $     --  $      --    $    7,855

     Contract and grant revenues ....................       19         --         6,047
                                                       --------  ---------    ----------
            Total revenues ..........................       19         --        13,902
                                                       --------  ---------    ----------
Operating expenses:
     Research and development* ......................    5,078      7,304       277,705

     General and administrative* ....................    1,924      3,385        63,330

     Purchased in-process research
        and development .............................       --         --         6,647
                                                       --------  ---------    ----------
            Total operating expenses ................    7,002     10,689       347,682
                                                       --------  ---------    ----------
Loss from operations ................................   (6,983)   (10,689)     (333,780)

Interest and other income, net ......................      492        488        38,353
                                                       --------  ---------    ----------
Net loss ............................................ $ (6,491) $ (10,201)   $ (295,427)
                                                       ========  =========    ==========

Basic and diluted net loss per share ................ $  (0.31) $   (0.51)
                                                       ========  =========
Shares used to compute basic and
   diluted net loss per share .......................   20,968     19,830
                                                       ========  =========

* Includes non-cash share-based compensation of
   the following:
     Research and development ....................... $    468  $     782    $    3,701
     General and administrative .....................      285        815         4,233

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                                 Period From
                                                                                                  Inception
                                                                            Three Months Ended (April 19, 1991)
                                                                                September 30,      through
                                                                            ------------------  September 30,
                                                                              2006      2005         2006
                                                                            --------  --------  --------------
Cash flows from operating activities:
   Net loss .............................................................. $ (6,491) $(10,201) $     (295,427)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .........................................      122       150          14,320
   Purchased in-process research and development .........................       --        --           4,500
   Share-based compensation expense ......................................      753     1,597           7,934
   Gain on sale of marketable securities .................................       --        --              58
   Write-down of fixed assets ............................................       --        --             381
   Changes in assets and liabilities:
      Prepaid expenses and other assets ..................................       81       159          (1,407)
      Accounts payable ...................................................     (229)      865           1,679
      Accrued liabilities ................................................     (164)       97           1,267
      Deferred rent ......................................................       (2)       (2)             68
                                                                            --------  --------  --------------
         Net cash used in operating activities ...........................   (5,930)   (7,335)       (266,627)
                                                                            --------  --------  --------------
Cash flows from investing activities:
   Purchase of property and equipment ....................................     (269)     (193)        (11,843)
   Proceeds from sale of property and equipment ..........................       --        --             112
   Purchases of marketable securities ....................................     (986)       --        (510,219)
   Proceeds from maturities and sales of marketable securities ...........       --    10,574         490,849
                                                                            --------  --------  --------------
        Net cash provided by (used in) investing activities ..............   (1,255)   10,381         (31,101)
                                                                            --------  --------  --------------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs .......................       --        --         287,345
   Exercise of stock options .............................................      360        74           6,208
   Proceeds from notes payable ...........................................       --        --           3,000
   Issuance of convertible preferred stock, net of issuance costs ........       --        --          20,514
   Payments under capital lease obligations ..............................       --        --          (3,881)
                                                                            --------  --------  --------------
        Net cash provided by financing activities ........................      360        74         313,186
                                                                            --------  --------  --------------
Increase (decrease) in cash and cash equivalents .........................   (6,825)    3,120          15,458
Cash and cash equivalents at beginning of period .........................   22,283    27,666              --
                                                                            --------  --------  --------------
Cash and cash equivalents at end of period ............................... $ 15,458  $ 30,786  $       15,458
                                                                            ========  ========  ==============

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements have been prepared by Pharmacyclics, Inc. (the company or Pharmacyclics), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The balance sheet at June 30, 2006 is derived from the audited balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The company adopted SFAS 123R effective beginning July 1, 2005 using the modified prospective application transition method. The modified prospective application transition method requires that companies recognize compensation expense on new share-based payment awards and existing share-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of July 1, 2005 shall be recognized as the requisite service is rendered.

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

                                      Three Months Ended
                                        September 30,
                                      --------------------
                                        2006       2005
                                      ---------  ---------
Stock Option Plans:
  Expected dividend yield ..........         0%        0%
  Expected stock price volatility ..        80%       70%
  Risk free interest rate ..........      4.92%     3.97%
  Expected life (years) ............      4.65       4.98

Employee Stock Purchase Plan:
  Expected dividend yield ..........         0%        0%
  Expected stock price volatility ..        54%       77%
  Risk free interest rate ..........      4.42%     1.90%
  Expected life (years) ............      2.00       2.00

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans during the three months ended September 30, 2006 and 2005 were $2.63 and $5.36 per share, respectively. There were no sales under the company's employee stock purchase plan during the three months ended September 30, 2006 or 2005.

As of September 30, 2006, $7,274,000 of total unrecognized compensation costs related to non-vested options are scheduled to be recognized over a weighted average period of 1.59 years. There were no capitalized share-based compensation costs at September 30, 2006.

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

Note 2 - Basic and Diluted Net Loss Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,835,881 and 4,663,316 shares of common stock were outstanding at September 30, 2006 and 2005, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

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

The following table summarizes the company's stock option activity for the three months ended September 30, 2006:

                                                       Options Outstanding
                                                   -----------------------------
                                                                      Weighted
                                        Shares                        Average
                                      Available                       Exercise
                                      for Grant       Number           Price
                                     ------------  ------------     ------------
Balance at June 30, 2006               1,088,095     5,266,802     $      13.26
Additional Authorized                         --
Options Granted                          (71,941)       71,941             4.03
Options Exercised                             --       (82,500)            4.36
Options Forfeited                         33,946       (33,946)            5.45
Options Cancelled                        386,416      (386,416)           15.42
                                     ------------  ------------
Balance at September 30, 2006          1,436,516     4,835,881            13.15
                                     ============  ============

The total intrinsic value of stock options exercised during the three month periods ended September 30, 2006 and 2005 was $21,000 and $314,000, respectively. No income tax benefits were realized by the company in the three month periods ended September 30, 2006 and 2005.

A summary of outstanding and vested stock options as of September 30, 2006 is as follows:

                                 Options Outstanding                   Options Exercisable
                      --------------------------------------  -------------------------------------
                                     Weighted                               Weighted
                        Number        Average     Aggregate     Number       Average     Aggregate
Range of                  of         Exercise     Intrinsic       of        Exercise     Intrinsic
Exercise Prices         Options        Price        Value       Options       Price        Value
--------------------- -----------   -----------  -----------  -----------  -----------  -----------
   $3.22 - $4.13         150,059   $      3.75  $        --       94,924  $      3.54  $        --
   $4.16 - $4.16       1,180,919          4.16           --       86,008         4.16           --
   $4.25 - $4.47         693,150          4.39           --      618,260         4.38           --
   $4.50 - $7.39         579,424          6.92           --      539,867         6.99           --
   $7.43 - $8.74         483,448          7.76           --      163,361         7.76           --
   $8.82 - $15.75        483,528         11.77           --      343,660        12.08           --
  $16.00 - $27.00        520,458         21.12           --      520,182        21.12           --
  $27.51 - $41.69        493,800         31.18           --      493,800        31.18           --
  $47.50 - $66.13        214,795         57.79           --      214,795        57.79           --
  $78.13 - $78.13         36,300         78.13           --       36,300        78.13           --
                      -----------                -----------  -----------               -----------
                       4,835,881   $     13.15  $ 1,266,272    3,111,157  $     17.43      466,141
                      ===========                ===========  ===========               ===========

As of September 30, 2006, the weighted average remaining contractual term of options outstanding and options vested was 6.62 and 5.23 years, respectively.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. There were no sales under the Purchase Plan in the three month periods ended September 30, 2006 and 2005. Shares available for future purchase under the Purchase Plan are 119,138 at September 30, 2006.

Note 4 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities that are excluded from the results of operations.

The company's comprehensive losses were as follows:

                                                Three Months Ended
                                                   September 30,
                                            --------------------------
                                                2006          2005
                                            ------------  ------------
Net loss ................................. $ (6,491,000) $(10,201,000)
Change in net unrealized losses
  on available-for-sale securities .......       93,000         6,000
                                            ------------  ------------
Comprehensive loss ....................... $ (6,398,000) $(10,195,000)
                                            ============  ============

Note 5 - Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results from operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), "Fair Value Measurements" which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective the first quarter of our 2008 fiscal year with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2006 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 12, 2006.

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events, such as our future clinical and product development, financial performance and regulatory review of our product candidates. Our actual results could differ materially from any future performance suggested in this report as a result of various factors, including those discussed in "Factors That May Affect Future Operating Results" and elsewhere in this report, in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and in our other Securities and Exchange Commission reports and filings. All forward-looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

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

We have incurred significant operating losses since our inception in 1991, and as of September 30, 2006, had an accumulated deficit of approximately $295.4 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, obtain required regulatory approvals and successfully manufacture and market our products.

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

We continue to evaluate Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. We have begun Phase 2 clinical trials with Xcytrin used alone to treat lung cancer and to treat hematologic cancers such as lymphomas and chronic lymphocytic leukemia. We also have begun Phase 2 clinical trials with Xcytrin used in combination with stereotactic radiosurgery for the treatment of brain metastases. Phase 2 trials for recurrent lung cancer are underway evaluating Xcytrin given in combination with Taxotere and in combination with Alimta.

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

Results of Operations

Revenues

                                         Three Months ended
                                            September 30,
                                      -----------------------   Percent
                                          2006        2005       change
------------------------------------  ----------- ----------- ------------
Contract and grant revenues           $   19,000  $       --       --

The increase in contract and grant revenues for the three months ended September 30, 2006 was the result of a federal grant awarded by the National Institutes of Health (NIH).

Research and Development

                                         Three Months ended
                                            September 30,
                                      -----------------------   Percent
                                          2006        2005       change
------------------------------------  ----------- ----------- ------------
Research and development expenses     $5,078,000  $7,304,000      -30%

The decrease of 30% or $2,226,000 in research and development expenses for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily due to a decrease of $1,326,000 in outside clinical trial costs due to the completion of our Phase 3 SMART trial, a decrease of $314,000 in drug manufacturing costs and a decrease of $315,000 in share-based compensation expense.

We expect research and development expenses to increase slightly in the quarter ending December 31, 2006.

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

                                                                           Related R&D Expenses
                                                                           Three Months ended
                                                                           September 30,
                                                                          -----------------------
                                                              Estimated
                                           Phase of          Completion
Product          Description              Development         of Phase        2006        2005
--------- ------------------------- ----------------------- ------------- ----------- -----------
XCYTRIN   Cancer                    Several Phase 1 trials  Unknown       $2,265,000  $4,939,000
                                    Several Phase 2 trials  Unknown
                                    Phase 3                 Fiscal 2006

OTHER                                                                        393,000     258,000
                                                                          ----------- -----------

          Total direct costs.............................................  2,658,000   5,197,000
          Indirect costs.................................................  2,420,000   2,107,000
                                                                          ----------- -----------
          Total research and
             development expenses........................................ $5,078,000  $7,304,000
                                                                          =========== ===========

General and Administrative

                                         Three Months ended
                                            September 30,
                                      -----------------------   Percent
                                          2006        2005       change
------------------------------------  ----------- ----------- ------------

General and administrative expenses   $1,924,000  $3,385,000      -43%

The decrease of 43% or $1,461,000 in general and administrative expenses for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily due to a $533,000 decrease in commercialization expenses, a $406,000 decrease in personnel expenses due to a lower number of employees and a $530,000 decrease in share-based compensation expense.

We expect general and administrative expenses to increase slightly in the quarter ending December 31, 2006.

Interest and Other, Net

                                         Three Months ended
                                            September 30,
                                      -----------------------   Percent
                                          2006        2005       change
------------------------------------  ----------- ----------- ------------

Interest and other, net               $  492,000  $  488,000       1%

Our cash and marketable securities consist primarily of fixed rate instruments.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income.

As of September 30, 2006, we had approximately $34,731,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $5,930,000 during the three months ended September 30, 2006, resulted primarily from our net loss, net of depreciation and amortization, stock compensation expense and a decrease in accounts payable and accrued liabilities. Net cash used in operating activities of $7,335,000 during the three months ended September 30, 2005, resulted primarily from our net loss, net of depreciation and amortization stock compensation expense and an increase in accounts payable.

Net cash provided by (used by) investing activities of ($1,255,000) and $10,381,000 in the three months ended September 30, 2006 and 2005, respectively, consisted primarily of maturities and sales of marketable securities, net of purchases of marketable securities.

Net cash provided by financing activities of $360,000 and $74,000 in the three months ended September 30, 2006 and 2005, respectively, consisted primarily of proceeds the issuance of shares from the company's stock plans.

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

Our future contractual obligations at September 30, 2006 are as follows:

                                          Operating
                                            Lease
                                         Commitments
                                       ---------------
Remaining 9 months of fiscal 2007 ..   $      695,000
Fiscal 2008 and 2009 ...............        1,861,000
Fiscal 2010 ........................          487,000
After Fiscal 2010 ..................               --
                                       ---------------
     Total .........................   $    3,043,000
                                       ===============

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2006, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

We used the modified prospective application transition method to adopt SFAS 123R. The modified prospective application transition method requires that companies recognize compensation expense on new share-based payment awards and existing share- based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of the July 1, 2005 shall be recognized as the requisite service is rendered. We use the Black-Scholes valuation model to determine the fair value of stock options issued. Volatility is based on the historical volatility of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2006 would have declined by approximately $207,000.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the first fiscal quarter of 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting: There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

On October 30, 2006, the company announced that it is offering to sell, subject to market and other conditions, 3,809,524 shares of its common stock pursuant to an effective registration statement in a public offering. All of the shares are being offered by Pharmacyclics, Inc. The company also proposes to grant the underwriters a 30-day option to purchase up to an additional 571,428 shares of common stock to cover over-allotments, if any. The company cannot provide assurance as to the price of the shares to be sold, or that any shares will be sold.

Item 6. Exhibits

3.1	Amended and Restated Bylaws of Pharmacyclics, Inc. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
3.2	Amendment to Amended and Restated Bylaws of Pharmacyclics, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 9, 2006).
4.1

Amendment to the Amended and Restated Rights Agreement, dated August 7, 2006, by and between Pharmacyclics, Inc. and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 11, 2006).

10.1	Separation Agreement, dated July 7, 2006, by and between the Company and Geoff Cooper (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2006).
10.2

Fourth Amendment to New Lease, dated August 14, 2006 by and between the Company and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on August 17, 2006).

10.3

Common Stock Purchase Agreement, dated August 21, 2006, by and between Pharmacyclics, Inc. and Azimuth Opportunity Ltd. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1	Section 1350 Certifications of CEO and CFO.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: November 1, 2006	By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: November 1, 2006	By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer and Secretary

EXHIBITS INDEX
Exhibit Number	Description
3.1	Amended and Restated Bylaws of Pharmacyclics, Inc. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
3.2	Amendment to Amended and Restated Bylaws of Pharmacyclics, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 9, 2006).
4.1

Amendment to the Amended and Restated Rights Agreement, dated August 7, 2006, by and between Pharmacyclics, Inc. and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 11, 2006).

10.1	Separation Agreement, dated July 7, 2006, by and between the Company and Geoff Cooper (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2006).
10.2

Fourth Amendment to New Lease, dated August 14, 2006 by and between the Company and Metropolitan Life Insurance Company (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on August 17, 2006).

10.3

Common Stock Purchase Agreement, dated August 21, 2006, by and between Pharmacyclics, Inc. and Azimuth Opportunity Ltd. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1	Section 1350 Certifications of CEO and CFO.