Form 10-Q
period 2006-12-31
PHARMACYCLICS INC
filed 2007-02-02
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
or
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

As of January 31, 2007, there were 25,938,091 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                       December 31,    June 30,
                                                           2006          2006
                                                       ------------  ------------
                       ASSETS
   Current assets:
     Cash and cash equivalents ...................... $     31,044  $     22,283
     Marketable securities ..........................       19,293        18,194
     Prepaid expenses and other current assets ......        1,429           961
                                                       ------------  ------------
          Total current assets ......................       51,766        41,438
   Property and equipment, net ......................          858           764
   Other assets .....................................          527           527
                                                       ------------  ------------
                                                      $     53,151  $     42,729
                                                       ============  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable ............................... $      1,185  $      1,908
     Accrued liabilities ............................        1,517         1,431
                                                       ------------  ------------
          Total current liabilities .................        2,702         3,339
   Deferred rent ....................................           72            70
                                                       ------------  ------------
          Total liabilities .........................        2,774         3,409
                                                       ------------  ------------
   Stockholders' equity:
     Common stock ...................................            2             2
     Additional paid-in capital .....................      351,787       328,386
     Accumulated other comprehensive loss ...........           (8)         (132)
     Deficit accumulated during development stage....     (301,404)     (288,936)
                                                       ------------  ------------
         Total stockholders' equity .................       50,377        39,320
                                                       ------------  ------------
                                                      $     53,151  $     42,729
                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                                                Period From
                                                                                                 Inception
                                                       Three Months Ended  Six Months Ended    (April 19, 1991)
                                                           December 31,        December 31,       through
                                                       ------------------  ------------------   December 31,
                                                         2006      2005      2006      2005         2006
                                                       --------  --------  --------  --------  --------------
Revenues:
     License and milestone revenues ................. $     --  $     --  $     --  $     --  $        7,855

     Contract and grant revenues ....................       --        --        19        --           6,047
                                                       --------  --------  --------  --------  --------------
            Total revenues ..........................       --        --        19        --          13,902
                                                       --------  --------  --------  --------  --------------
Operating expenses:
     Research and development* ......................    4,810     6,698     9,888    14,002         282,515

     General and administrative* ....................    1,686     3,686     3,610     7,071          65,016

     Purchased in-process research
        and development .............................       --        --        --        --           6,647
                                                       --------  --------  --------  --------  --------------
            Total operating expenses ................    6,496    10,384    13,498    21,073         354,178
                                                       --------  --------  --------  --------  --------------
Loss from operations ................................   (6,496)  (10,384)  (13,479)  (21,073)       (340,276)

Interest and other income, net ......................      519       494     1,011       982          38,872
                                                       --------  --------  --------  --------  --------------
Net loss ............................................ $ (5,977) $ (9,890) $(12,468) $(20,091) $     (301,404)
                                                       ========  ========  ========  ========  ==============

Basic and diluted net loss per share ................ $  (0.25) $  (0.50) $  (0.56) $  (1.01)
                                                       ========  ========  ========  ========
Shares used to compute basic and
   diluted net loss per share .......................   23,837    19,878    22,403    19,854
                                                       ========  ========  ========  ========

* Includes non-cash share-based compensation of
   the following:
     Research and development ....................... $    350  $    965  $    818  $  1,747  $        4,051
     General and administrative .....................      295       946       580     1,761  $        4,528

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                                 Period From
                                                                                                  Inception
                                                                             Six Months Ended   (April 19, 1991)
                                                                                December 31,       through
                                                                            ------------------   December 31,
                                                                              2006      2005         2006
                                                                            --------  --------  --------------
Cash flows from operating activities:
   Net loss .............................................................. $(12,468) $(20,091) $     (301,404)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .........................................      236       302          14,434
   Purchased in-process research and development .........................       --        --           4,500
   Share-based compensation expense ......................................    1,398     3,508           8,579
   Gain on sale of marketable securities .................................       --        --              58
   Write-down of fixed assets ............................................       --        --             381
   Changes in assets and liabilities:
      Prepaid expenses and other assets ..................................     (468)        7          (1,956)
      Accounts payable ...................................................     (723)      204           1,185
      Accrued liabilities ................................................       86       311           1,517
      Deferred rent ......................................................        2        (4)             72
                                                                            --------  --------  --------------
         Net cash used in operating activities ...........................  (11,937)  (15,763)       (272,634)
                                                                            --------  --------  --------------
Cash flows from investing activities:
   Purchase of property and equipment ....................................     (330)     (233)        (11,904)
   Proceeds from sale of property and equipment ..........................       --        --             112
   Purchases of marketable securities ....................................   (2,975)       --        (512,208)
   Proceeds from maturities and sales of marketable securities ...........    2,000    17,719         492,849
                                                                            --------  --------  --------------
        Net cash provided by (used in) investing activities ..............   (1,305)   17,486         (31,151)
                                                                            --------  --------  --------------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs .......................   21,420       230         308,765
   Exercise of stock options .............................................      583       150           6,431
   Proceeds from notes payable ...........................................       --        --           3,000
   Issuance of convertible preferred stock, net of issuance costs ........       --        --          20,514
   Payments under capital lease obligations ..............................       --        --          (3,881)
                                                                            --------  --------  --------------
        Net cash provided by financing activities ........................   22,003       380         334,829
                                                                            --------  --------  --------------
Increase in cash and cash equivalents ....................................    8,761     2,103          31,044
Cash and cash equivalents at beginning of period .........................   22,283    27,666              --
                                                                            --------  --------  --------------
Cash and cash equivalents at end of period ............................... $ 31,044  $ 29,769  $       31,044
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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model using the assumptions noted in the following table. Expected volatility is based on historical volatility data of the company's stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free rate of the stock options is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the company's options.

                                        Six Months Ended
                                          December 31,
                                      --------------------
                                        2006       2005
                                      ---------  ---------
Stock Option Plans:
  Expected dividend yield ..........         0%        0%
  Expected stock price volatility ..        76%       70%
  Risk free interest rate ..........      4.76%     4.15%
  Expected life (years) ............      4.59       4.98

Employee Stock Purchase Plan:
  Expected dividend yield ..........         0%        0%
  Expected stock price volatility ..        54%       54%
  Risk free interest rate ..........      4.42%     4.42%
  Expected life (years) ............      2.00       2.00

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans during the six months ended December 31, 2006 and 2005 were $2.85 and $5.43 per share, respectively. The weighted average estimated grant date fair value of purchase awards under the company's employee stock purchase plan during the six months ended December 31, 2006 and 2005 were $3.30 and $3.30 per share, respectively.

As of December 31, 2006, $6,576,000 of total unrecognized compensation costs related to non-vested options are scheduled to be recognized over a weighted average period of 2.6 years. There were no capitalized share-based compensation costs at December 31, 2006.

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

Note 2 - Basic and Diluted Net Loss Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,729,643 and 4,682,201 shares of common stock were outstanding at December 31, 2006 and 2005, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

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

The following table summarizes the company's stock option activity for the six months ended December 31, 2006:

                                                        Options Outstanding
                                                   -----------------------------
                                                                      Weighted
                                        Shares                        Average
                                      Available                       Exercise
                                      for Grant       Number           Price
                                     ------------  ------------     ------------
Balance at June 30, 2006               1,088,095     5,266,802     $      13.26
Options Granted                         (123,579)      123,579             4.57
Options Exercised                             --      (133,164)            4.38
Options Forfeited                         40,954       (40,954)            5.68
Options Cancelled                        486,620      (486,620)           17.88
                                     ------------  ------------
Balance at December 31, 2006           1,492,090     4,729,643            12.87
                                     ============  ============

The total intrinsic value of stock options exercised during the six month periods ended December 31, 2006 and 2005 was approximately $64,000 and $372,000, respectively. No income tax benefits were realized by the company in the six month periods ended December 31, 2006 and 2005.

A summary of outstanding and vested stock options as of December 31, 2006 is as follows:

                               Options Outstanding                     Options Exercisable
                      --------------------------------------  -------------------------------------
                                     Weighted                               Weighted
                        Number        Average     Aggregate     Number       Average     Aggregate
Range of                  of         Exercise     Intrinsic       of        Exercise     Intrinsic
Exercise Prices         Options        Price        Value       Options       Price        Value
--------------------- -----------   -----------  -----------  -----------  -----------  -----------
   $3.22 - $4.13         149,059   $      3.75  $                 95,276  $      3.54  $
   $4.16 - $4.16       1,176,116          4.16                   148,476         4.16
   $4.25 - $4.47         642,924          4.38           --      593,225         4.38           --
   $4.50 - $7.39         620,062          6.78           --      551,703         6.91           --
   $7.43 - $7.76         475,299          7.76           --      186,198         7.75           --
   $8.20 - $15.75        481,218         11.75           --      370,162        11.94           --
  $17.63 - $27.51        796,720         23.97           --      796,720        23.97           --
  $28.13 - $58.06        356,945         49.24           --      356,945        49.24           --
  $66.13 - $78.13         31,300         76.21           --       31,300        76.21           --

                      -----------                -----------  -----------               -----------
                       4,729,643   $     12.87  $ 1,721,677    3,130,005  $     16.70      705,967
                      ===========                ===========  ===========               ===========

As of December 31, 2006, the weighted average remaining contractual term of options outstanding and options vested was 6.49 and 5.23 years, respectively.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in the six month periods ended December 31, 2006 and 2005 were 28,233 and 43,656 shares of common stock at an average price of $4.58 and $5.26, respectively. Shares available for future purchase under the Purchase Plan are 290,905 at December 31, 2006.

Note 4 - Comprehensive Loss

Comprehensive loss includes unrealized gains (losses) on marketable securities that are excluded from the results of operations.

The company's comprehensive losses were as follows:

                                                Three Months Ended          Six Months Ended
                                                     December 31,              December 31,
                                            --------------------------  --------------------------
                                                2006          2005          2006          2005
                                            ------------  ------------  ------------  ------------
Net loss ................................. $ (5,977,000) $ (9,890,000) $(12,468,000) $(20,091,000)
Change in net unrealized losses
  on available-for-sale securities .......       31,000        78,000       124,000        84,000
                                            ------------  ------------  ------------  ------------
Comprehensive loss ....................... $ (5,946,000) $ (9,812,000) $(12,344,000) $(20,007,000)
                                            ============  ============  ============  ============

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

 The following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events, such as our future clinical and product development, financial performance and regulatory review of our product candidates. Our actual results could differ materially from any future performance suggested in this report as a result of various factors, including those discussed in Part II, Item IA, "Risk Factors", and elsewhere in this report, in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and in our other Securities and Exchange Commission reports and filings. All forward-looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

Overview

Pharmacyclics is a pharmaceutical company focused on the development of products that improve therapeutic approaches to cancer and other diseases. To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not expect to generate any product revenues until we receive the necessary regulatory and marketing approvals and launch one of our products, if at all.

We have incurred significant operating losses since our inception in 1991, and as of December 31, 2006, had an accumulated deficit of approximately $301.4 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, obtain required regulatory approvals and successfully manufacture and market our products.

Xcytrin, our lead product candidate, is an anti-cancer drug being evaluated in various clinical trials. Based on the clinical activity seen in our initial Phase 3 trial in patients with brain metastases from non-small cell lung cancer (NSCLC), we conducted a pivotal Phase 3 clinical trial to confirm the potential clinical benefits observed in patients with brain metastases from NSCLC. This trial, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, enrolled 554 patients with brain metastases from NSCLC. The SMART trail was designed to compare the safety and efficacy of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin. The primary endpoint for the study was time to neurologic progression (TNP) as determined by a blinded events review committee. In December 2005, we announced the top line results of this trial. Although patients receiving Xcytrin had a longer time to neurologic progression, the study's primary endpoint, the difference compared to patients in the control arm did not reach statistical significance.

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

As presented at the Society of Neuro-Oncology Annual Meeting in November 2006, pooled data from two randomized trials involving 805 patients with brain metastases from NSCLC comparing Xcytrin plus WBRT to WBRT alone have shown a benefit for Xcytrin. In the pooled results analysis, the median TNP determined by a blinded events review committee was 15.4 months for patients receiving WBRT plus Xcytrin compared to 9.0 months for patients treated with WBRT alone (P = 0.016, hazard ratio = 0.73). Secondary endpoints also showed significant benefit for Xcytrin plus WBRT compared to WBRT alone: TNP as determined by investigators, P = 0.015, hazard ratio = 0.76; time to neurocognitive progression, P = 0.02, hazard ratio = 0.78.

Based on our review of the data from the SMART trial, pooled data from both of our randomized trials, and discussion with the FDA, we submitted a New Drug Application (NDA) to the FDA in December 2006, for the use of Xcytrin in combination with radiation therapy for the treatment of patients with brain metastases from NSCLC.

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

We continue to evaluate Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. We are enrolling patients in Phase 2 clinical trials with Xcytrin used alone to treat lung cancer and to treat hematologic cancers such as lymphomas and chronic lymphocytic leukemia. Phase 2 trials for recurrent lung cancer are underway evaluating Xcytrin given in combination with Taxotere® and in combination with Alimta®. We have completed enrollment in a Phase 2 clinical trial with Xcytrin used in combination with stereotactic radiosurgery for the treatment of brain metastases from solid tumors.

In April 2006, we acquired the following drug candidates from Celera Genomics:

  A novel compound, known as PCI-24781, that inhibits histone deacetylase enzymes (HDAC) and is in a Phase 1 study for the treatment of advanced solid tumors.

  A first-in-class HDAC-8 selective inhibitor in preclinical development for the potential treatment of cancer and inflammatory diseases.

  A first-in-class Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases.

  B cell associated tyrosine kinase inhibitors potentially useful for treatment of lymphomas and autoimmune diseases.

We have also completed a Phase 1 clinical trial with Antrin® Angiophototherapy for the treatment of coronary artery disease in patients receiving balloon angioplasty and stents. We do not plan to conduct further clinical trials with Antrin unless we are able to enter into a corporate partnership arrangement for its continued commercial development.

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

Results of Operations

Revenues

                                          Three Months ended                   Six Months ended
                                            December 31,                         December 31,
                                      -----------------------   Percent    -------------------------  Percent
                                          2006        2005       change        2006         2005      change
------------------------------------  ----------- ----------- ------------ ------------ ------------ ---------
Contract and grant revenues           $       --  $       --       --      $    19,000  $        --     --

The increase in contract and grant revenues for the six months ended December 31, 2006 was the result of a federal grant awarded by the National Institutes of Health (NIH).

Research and Development

                                          Three Months ended                   Six Months ended
                                            December 31,                         December 31,
                                      -----------------------   Percent    -------------------------  Percent
                                          2006        2005       change        2006         2005      change
------------------------------------  ----------- ----------- ------------ ------------ ------------ ---------
Research and development expenses     $4,810,000  $6,698,000      -28%     $ 9,888,000  $14,002,000    -29%

The decrease of 28% or $1,888,000 in research and development expenses for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 was primarily due to a decrease of $615,000 in share-based compensation expense, and a decrease of $576,000 in outside clinical trial costs and $247,000 in consulting expenses due to the completion of our Phase 3 SMART trial.

The decrease of 29% or $4,114,000 in research and development expenses for the six months ended December 31, 2006 as compared to the six months ended December 31, 2005 was primarily due to a decrease of $1,901,000 in outside clinical trial costs, a decrease of $929,000 in share-based compensation expense, a decrease of $358,000 in personnel and consulting expenses, and a decrease of $315,000 in drug manufacturing costs.

We expect research and development expenses to increase in the second half of fiscal 2007 as compared to the first half of fiscal 2007.

Research and development costs are identified as either directly attributed to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist of personnel costs directly associated with a program, preclinical study costs, clinical trial costs, and related clinical drug and device development and manufacturing costs, drug formulation costs, contract services and other research expenditures. Indirect costs consist of personnel costs not directly associated with a program, overhead and facility costs and other support service expenses. The following table summarizes our principal product development initiatives, including the related stages of development for each product, the direct costs attributable to each product and total indirect costs for each respective period. The information in the column labeled "Estimated Completion of Phase" is only our estimate of the timing of completion of the current in-process development phase. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see Part II, Item IA, "Risk Factors."

Prior to fiscal 1999, we did not track our research and development expenses by specific program and for this reason we cannot accurately estimate our total historical costs on a specific program basis. Direct costs by program and indirect costs are as follows:

                                                                      Related R&D Expenses    Related R&D Expenses
                                                                              Three Months ended      Six Months ended
                                                                                 December 31,            December 31,
                                                                          ----------------------- -------------------------
                                                              Estimated
                                           Phase of          Completion
Product          Description              Development         of Phase        2006        2005        2006         2005
--------- ------------------------- ----------------------- ------------- ----------- ----------- ------------ ------------
XCYTRIN   Cancer                    Several Phase 1 trials  Unknown       $1,926,000  $4,295,000  $ 4,192,000  $ 9,234,000
                                    Several Phase 2 trials  Unknown
                                            Phase 3         Fiscal 2006

OTHER                                                                        488,000     163,000      881,000      421,000
                                                                          ----------- ----------- ------------ ------------

          Total direct costs.............................................  2,414,000   4,458,000    5,073,000    9,655,000
          Indirect costs.................................................  2,396,000   2,240,000    4,815,000    4,347,000
                                                                          ----------- ----------- ------------ ------------
          Total research and
             development expenses........................................ $4,810,000  $6,698,000  $ 9,888,000  $14,002,000
                                                                          =========== =========== ============ ============

General and Administrative

                                          Three Months ended                   Six Months ended
                                            December 31,                         December 31,
                                      -----------------------   Percent    -------------------------  Percent
                                          2006        2005       change        2006         2005      change
------------------------------------  ----------- ----------- ------------ ------------ ------------ ---------

General and administrative expenses   $1,686,000  $3,686,000      -54%     $ 3,610,000  $ 7,071,000    -49%

The decrease of 54% or $2,000,000 in general and administrative expenses for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 was primarily due to a $683,000 decrease in commercialization expenses, a $405,000 decrease in personnel expenses due to a lower number of employees and a $651,000 decrease in share-based compensation expense.

The decrease of 49% or $3,461,000 in general and administrative expenses for the six months ended December 31, 2006 compared to the six months ended December 31, 2005 was primarily due to a $1,216,000 decrease in commercialization expenses, a $1,181,000 decrease in share-based compensation expense and a $811,000 decrease in personnel expenses.

We expect general and administrative expenses to increase in the second half of fiscal 2007 as compared to the first half of fiscal 2007.

Interest and Other, Net

                                          Three Months ended                   Six Months ended
                                            December 31,                         December 31,
                                      -----------------------   Percent    -------------------------  Percent
                                          2006        2005       change        2006         2005      change
------------------------------------  ----------- ----------- ------------ ------------ ------------ ---------

Interest and other, net               $  519,000  $  494,000       5%      $ 1,011,000  $   982,000     3%

Our cash and marketable securities consist primarily of fixed rate instruments.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income.

As of December 31, 2006, we had approximately $50,337,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $11,937,000 during the six months ended December 31, 2006, resulted primarily from our net loss, net of depreciation and amortization, share-based compensation expense and a net decrease in accounts payable and accrued liabilities. Net cash used in operating activities of $15,763,000 during the six months ended December 31, 2005, resulted primarily from our net loss, net of depreciation and amortization, share-based compensation expense and increases in accounts payable and accrued liabilities.

Net cash used in investing activities of $1,305,000 in the six months ended December 31, 2006 consisted primarily of purchases of marketable securities, net of maturities and sales of marketable securities. Net cash provided by investing activities of $17,486,000 in the six months ended December 31, 2005, consisted primarily of maturities and sales of marketable securities.

Net cash provided by financing activities of $22,003,000 in the six months ended December 31, 2006, consisted primarily of proceeds from a public offering of common stock. Net cash provided by financing activities of $380,000 in the six months December 31, 2005 consisted primarily of proceeds from the issuance of shares from the Company's stock plans.

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

In February 2004, we filed a registration statement on Form S-3 to offer and sell, from time to time, equity, debt securities and warrants in one or more offerings up to a total dollar amount of $100 million. In April 2004, we completed a public offering of common stock and sold 3,200,000 shares of common stock at a price of $13.00 per share for net proceeds of approximately $39,350,000. In November 2006, we completed a public offering of common stock and sold 4,830,000 shares of common stock at a price of $4.75 per share for net proceeds of approximately $21,300,000. We may seek to raise funds through additional public offerings in the future but cannot guarantee that such efforts will be successful.

Our future contractual obligations at December 31, 2006 are as follows:

                                          Operating
                                            Lease
                                         Commitments
                                       ---------------
Remaining 6 months of fiscal 2007 ..   $      461,000
Fiscal 2008 and 2009 ...............        1,861,000
Fiscal 2010 ........................          487,000
After Fiscal 2010 ..................               --
                                       ---------------
     Total .........................   $    2,809,000
                                       ===============

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2006, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. Expected volatility is based on historical volatility data of the company's stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free rate of the stock options is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the company's stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2006 would have declined by approximately $242,000.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the second fiscal quarter of 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting: There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which have not materially changed other than as set forth below. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

To generate revenue, we will depend on FDA approval of our lead product candidate, Xcytrin for the potential treatment of non-small cell lung cancer patients with brain metastases. If we are unable to obtain FDA approval, our ability to generate revenue will be significantly delayed.

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

Although we have received a Special Protocol Assessment (SPA) from the FDA for our Phase 3 SMART trial, the study did not meet its primary endpoint with statistical significance. Based on our ongoing review of the data from the SMART trial, in December 2006 we submitted a New Drug Application (NDA) to the FDA for the potential treatment of NSCLC patients with brain metastases. In meetings with FDA in early 2006, FDA noted that the applicable review Division has not approved drugs based on the results of non- pre-specified subgroup analyses when the trial has failed to meet its primary endpoint. FDA discouraged the submission of an NDA based on subset analyses from the SMART trial. However, in subsequent meetings with FDA and further review of the data, the Agency indicated a willingness to review an NDA based on analyses which include all of the data.

There can be no assurance that our NDA will be accepted for filing by the FDA. If the FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a "refuse to file" notice. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the data from the Phase 3 SMART trial and data from the pooled analysis of our two randomized trials. The FDA could also require that we conduct additional studies and submit that data before it will reconsider our application, which would require us to expend more resources than we planned or that are available to us, and could substantially delay any approval of our application. If the FDA is not satisfied with data included in our NDA, we may need to expend additional resources or conduct additional studies, including clinical trials, to obtain data that the FDA believes is sufficient. It is also possible that additional studies may not suffice to make our application approvable. Even if the NDA is accepted for filing by the FDA, there can be no assurance that it would be approved in a timely manner or at all. Even though Xcytrin previously has received fast track designation and expedited review, the FDA may determine during the review of the NDA that this product does not merit this designation, which will delay the review process.

We have a history of operating losses and we expect to continue to have losses in the future.

We have incurred significant operating losses since our inception in 1991 and, as of December 31, 2006, had an accumulated deficit of approximately $301.4 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products. If our lead product, Xcytrin, fails to receive regulatory approval on a timely basis, or at all, our ability to become profitable would be materially impacted. To date, we have not generated revenue from the commercial sale of our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On December 8, 2006, at the company's 2006 Annual Meeting of Stockholders, the following matters were submitted to and voted on by stockholders and were adopted:

A.    The election by the stockholders of Miles R. Gilburne, James L. Knighton, Richard M. Levy, Ph.D., Richard A. Miller, M.D., William R. Rohn and Christine A. White, M.D.

The results of the vote are as follows:

	Total Vote for Each Director	Total Vote Withheld from Each Director
Miles R. Gilburne	19,560,483	93,613
James L. Knighton	19,582,988	71,108
Richard M. Levy, Ph.D.	18,593,824	1,060,272
Richard A. Miller, M.D.	19,613,917	40,179
William R. Rohn	18,568,954	1,085,142
Christine A. White, M.D.	19,584,688	69,408

B.    The amendment of the company's Employee Stock Purchase Plan (the "Purchase Plan") in order to increase the total number of common shares authorized for issuance over the term of the Purchase Plan by an additional 200,000 shares.

The results of the vote are as follows:

For	Against	Abstain	No Vote
12,774,681	246,547	109,948	6,522,920

C.    The ratification of the appointment of PricewaterhouseCoopers LLP as the company's independent registered public accounting firm for the fiscal year ending June 30, 2007.

The results of the vote are as follows:

For	Against	Abstain
19,633,612	10,720	9,764

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1	Section 1350 Certifications of CEO and CFO.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: February 2, 2007	By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: February 2, 2007	By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer and Secretary

EXHIBITS INDEX
Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1	Section 1350 Certifications of CEO and CFO.