Form 10-Q
period 2007-03-31
PHARMACYCLICS INC
filed 2007-05-02
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
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

As of April 30, 2007, there were 25,968,189 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

This quarterly report on Form 10-Q consists of 23 pages of which this is page 1. The Exhibits Index page immediately follows page 23.

Note: PDF provided as a courtesy

PHARMACYCLICS, INC.
Form 10-Q
Table of Contents

PHARMACYCLICS®, (the pentadentate logo) Xcytrin® are registered U.S. trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                        March 31,      June 30,
                                                           2007          2006
                                                       ------------  ------------
                       ASSETS
   Current assets:
     Cash and cash equivalents ...................... $     17,748  $     22,283
     Marketable securities ..........................       26,793        18,194
     Prepaid expenses and other current assets ......        1,105           961
                                                       ------------  ------------
          Total current assets ......................       45,646        41,438
   Property and equipment, net ......................          868           764
   Other assets .....................................          523           527
                                                       ------------  ------------
                                                      $     47,037  $     42,729
                                                       ============  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable ............................... $      1,000  $      1,908
     Accrued liabilities ............................        1,387         1,431
                                                       ------------  ------------
          Total current liabilities .................        2,387         3,339
   Deferred rent ....................................           75            70
                                                       ------------  ------------
          Total liabilities .........................        2,462         3,409
                                                       ------------  ------------
   Stockholders' equity:
     Common stock ...................................            3             2
     Additional paid-in capital .....................      352,713       328,386
     Accumulated other comprehensive income (loss) ..           22          (132)
     Deficit accumulated during development stage....     (308,163)     (288,936)
                                                       ------------  ------------
         Total stockholders' equity .................       44,575        39,320
                                                       ------------  ------------
                                                      $     47,037  $     42,729
                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                                                Period From
                                                                                                 Inception
                                                       Three Months Ended  Nine Months Ended   (April 19, 1991)
                                                             March 31,           March 31,        through
                                                       ------------------  ------------------    March 31,
                                                         2007      2006      2007      2006  *      2007
                                                       --------  --------  --------  --------  --------------
Revenues:
     License and milestone revenues ................. $     --  $     --  $     --  $     --  $        7,855

     Contract and grant revenues ....................       --       156        19       156           6,047
                                                       --------  --------  --------  --------  --------------
            Total revenues ..........................       --       156        19       156          13,902
                                                       --------  --------  --------  --------  --------------
Operating expenses:
     Research and development* ......................    5,669     5,313    15,557    19,315         288,184

     General and administrative* ....................    1,705     2,685     5,315     9,756          66,721

     Purchased in-process research
        and development .............................       --        --        --        --           6,647
                                                       --------  --------  --------  --------  --------------
            Total operating expenses ................    7,374     7,998    20,872    29,071         361,552
                                                       --------  --------  --------  --------  --------------
Loss from operations ................................   (7,374)   (7,842)  (20,853)  (28,915)       (347,650)

Interest and other income, net ......................      615       467     1,626     1,449          39,487
                                                       --------  --------  --------  --------  --------------
Net loss ............................................ $ (6,759) $ (7,375) $(19,227) $(27,466) $     (308,163)
                                                       ========  ========  ========  ========  ==============

Basic and diluted net loss per share ................ $  (0.26) $  (0.37) $  (0.82) $  (1.38)
                                                       ========  ========  ========  ========
Shares used to compute basic and
   diluted net loss per share .......................   25,938    19,904    23,581    19,871
                                                       ========  ========  ========  ========

* Includes non-cash share-based compensation of
   the following:
     Research and development ....................... $    561  $    559  $  1,379  $  2,306  $        4,612
     General and administrative .....................      360       814       940     2,575  $        4,888

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                                 Period From
                                                                                                  Inception
                                                                             Nine Months Ended  (April 19, 1991)
                                                                                March 31,          through
                                                                            ------------------    March 31,
                                                                              2007      2006         2007
                                                                            --------  --------  --------------
Cash flows from operating activities:
   Net loss .............................................................. $(19,227) $(27,466) $     (308,163)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .........................................      343       461          14,541
   Purchased in-process research and development .........................       --        --           4,500
   Share-based compensation expense ......................................    2,319     4,881           9,500
   Gain on sale of marketable securities .................................       --        --              58
   Write-down of fixed assets ............................................       --        --             381
   Changes in assets and liabilities:
      Prepaid expenses and other assets ..................................     (140)     (118)         (1,628)
      Accounts payable ...................................................     (908)     (909)          1,000
      Accrued liabilities ................................................      (44)      289           1,387
      Deferred rent ......................................................        5       (15)             75
                                                                            --------  --------  --------------
         Net cash used in operating activities ...........................  (17,652)  (22,877)       (278,349)
                                                                            --------  --------  --------------
Cash flows from investing activities:
   Purchase of property and equipment ....................................     (447)     (377)        (12,021)
   Proceeds from sale of property and equipment ..........................       --        --             112
   Purchases of marketable securities ....................................  (14,945)   (3,435)       (524,178)
   Proceeds from maturities and sales of marketable securities ...........    6,500    19,448         497,349
                                                                            --------  --------  --------------
        Net cash provided by (used in) investing activities ..............   (8,892)   15,636         (38,738)
                                                                            --------  --------  --------------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs .......................   21,426       380         308,771
   Exercise of stock options .............................................      583        --           6,431
   Proceeds from notes payable ...........................................       --        --           3,000
   Issuance of convertible preferred stock, net of issuance costs ........       --        --          20,514
   Payments under capital lease obligations ..............................       --        --          (3,881)
                                                                            --------  --------  --------------
        Net cash provided by financing activities ........................   22,009       380         334,835
                                                                            --------  --------  --------------
Increase (decrease) in cash and cash equivalents .........................   (4,535)   (6,861)         17,748
Cash and cash equivalents at beginning of period .........................   22,283    27,666              --
                                                                            --------  --------  --------------
Cash and cash equivalents at end of period ............................... $ 17,748  $ 20,805  $       17,748
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

Share-Based Compensation

The company adopted SFAS 123R, Share-Based Payments, effective beginning July 1, 2005 using the modified prospective application transition method. The modified prospective application transition method requires that companies recognize compensation expense on new share-based payment awards and existing share-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of July 1, 2005 shall be recognized as the requisite service is rendered.

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

                                      Three Months Ended        Nine Months Ended
                                            March 31,               March 31,
                                      -------------------     --------------------
                                         2007        2006      2007       2006
                                      ----------  ---------- ---------  ---------
Stock Option Plans:
  Expected dividend yield ..........          0%         0%       0%        0%
  Expected stock price volatility ..         72%        83%      73%       71%
  Risk free interest rate ..........       4.42%      4.30%    4.46%     4.17%
  Expected life (years) ............       4.51        4.98      4.52       4.98

Employee Stock Purchase Plan:
  Expected dividend yield ..........          0%         0%       0%        0%
  Expected stock price volatility ..         54%        54%      54%       54%
  Risk free interest rate ..........       4.42%      4.42%    4.42%     4.42%
  Expected life (years) ............       2.00        2.00      2.00       2.00

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans during the nine months ended March 31, 2007 and 2006 were $1.82 and $5.07 per share, respectively. The weighted average estimated grant date fair value of purchase awards under the company's employee stock purchase plan during the nine months ended March 31, 2007 and 2006 were $3.30 and $3.30 per share, respectively.

As of March 31, 2007, $7,228,000 of total unrecognized compensation costs related to non-vested options are scheduled to be recognized over a weighted average period of 2.73 years. There were no capitalized share-based compensation costs at March 31, 2007.

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

Note 2 - Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 5,613,864 and 4,582,118 shares of common stock were outstanding at March 31, 2007 and 2006, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Note 3 - Share-Based Compensation Plan:

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

The following table summarizes the company's stock option activity for the nine months ended March 31, 2007:

                                                       Options Outstanding
                                                   -----------------------------
                                                                      Weighted
                                        Shares                        Average
                                      Available                       Exercise
                                      for Grant       Number           Price
                                     ------------  ------------     ------------
Balance at June 30, 2006               1,088,095     5,266,802     $      13.26
Options granted                       (1,060,909)    1,060,909             3.01
Options exercised                                     (133,164)            4.38
Options forfeited                         84,746       (84,746)            5.29
Options expired                          495,937      (495,937)           17.93
                                     ------------  ------------
Balance at March 31, 2007                607,869     5,613,864            11.24
                                     ============  ============

The total intrinsic value of stock options exercised during the nine month periods ended March 31, 2007 and 2006 was approximately $64,099 and $372,000, respectively. No income tax benefits were realized by the company in the nine month periods ended March 31, 2007 and 2006.

A summary of outstanding and vested stock options as of March 31, 2007 is as follows:

                               Options Outstanding                     Options Exercisable
                      --------------------------------------  -------------------------------------
                                     Weighted                               Weighted
                        Number        Average     Aggregate     Number       Average     Aggregate
Range of                  of         Exercise     Intrinsic       of        Exercise     Intrinsic
Exercise Prices         Options        Price        Value       Options       Price        Value
--------------------- -----------   -----------  -----------  -----------  -----------  -----------
   $2.76 - $2.76         908,700   $      2.76  $        --           --  $        --  $        --
   $3.22 - $4.13         149,059          3.75           --       95,788         3.54           --
   $4.16 - $4.16       1,154,850          4.16           --      211,180         4.16           --
   $4.25 - $4.47         641,987          4.38           --      617,915         4.38           --
   $4.50 - $7.39         634,892          6.73           --      585,159         6.82           --
   $7.43 - $9.99         581,187          8.08           --      313,229         8.30           --
  $10.00 - $19.75        593,874         14.79           --      516,212        15.30           --
  $20.25 - $27.51        562,070         26.24           --      562,070        26.24           --
  $28.13 - $66.13        360,945         49.45           --      360,945        49.45           --
  $78.13 - $78.13         26,300         78.13           --       26,300        78.13           --

                      -----------                -----------  -----------               -----------
                       5,613,864   $     11.24  $        --    3,288,798  $     16.13           --
                      ===========                ===========  ===========               ===========

As of March 31, 2007, the weighted average remaining contractual term of options outstanding and options vested was 6.85 and 5.16 years, respectively.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in the nine month periods ended March 31, 2007 and 2006 were 28,233 and 43,656 shares of common stock at an average price of $4.58 and $5.26, respectively. Shares available for future purchase under the Purchase Plan are 290,905 at March 31, 2007.

Note 4 - Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains (losses) on marketable securities that are excluded from the results of operations.

The company's comprehensive losses were as follows:

                                                 Three Months Ended        Nine Months Ended
                                                      March 31,                 March 31,
                                            --------------------------  --------------------------
                                                2007          2006          2007          2006
                                            ------------  ------------  ------------  ------------
Net loss ................................. $ (6,759,000) $ (7,375,000) $(19,227,000) $(27,466,000)
Change in net unrealized losses
  on available-for-sale securities .......       30,000        95,000       154,000       179,000
                                            ------------  ------------  ------------  ------------
Comprehensive loss ....................... $ (6,729,000) $ (7,280,000) $(19,073,000) $(27,287,000)
                                            ============  ============  ============  ============

Note 5 - Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 did not have a material impact on our results from operations or financial position.

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

We have incurred significant operating losses since our inception in 1991, and as of March 31, 2007, had an accumulated deficit of approximately $308.2 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, obtain required regulatory approvals and successfully manufacture and market our products.

Xcytrin, our lead product candidate, is an anti-cancer drug being evaluated in various clinical trials. Based on the clinical activity seen in our initial Phase 3 trial in patients with brain metastases from non-small cell lung cancer (NSCLC), we conducted a pivotal Phase 3 clinical trial designed to confirm the potential clinical benefits observed in patients with brain metastases from NSCLC. This trial, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, enrolled 554 patients with brain metastases from NSCLC. The SMART trail was designed to compare the safety and efficacy of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin. The primary endpoint for the study was time to neurologic progression (TNP) as determined by a blinded events review committee. In December 2005, we announced the top line results of this trial. Although patients receiving Xcytrin had a longer time to neurologic progression, the study's primary endpoint, the difference compared to patients in the control arm did not reach statistical significance.

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

As presented at the Society of Neuro-Oncology Annual Meeting in November 2006, pooled data from two randomized trials involving 805 patients with brain metastases from NSCLC comparing Xcytrin plus WBRT to WBRT alone have shown a benefit for Xcytrin. In the pooled results analysis, the median TNP determined by a blinded events review committee was 15.4 months for patients receiving WBRT plus Xcytrin compared to 9.0 months for patients treated with WBRT alone (P = 0.016, hazard ratio = 0.73). Certain secondary endpoints also showed significant benefit for Xcytrin plus WBRT compared to WBRT alone: TNP as determined by investigators, P = 0.015, hazard ratio = 0.76; time to neurocognitive progression, P = 0.02, hazard ratio = 0.78.

Based on our review of the data from the SMART trial, pooled data from both of our randomized trials, and discussions with the U.S. Food and Drug Administration (FDA), we submitted a New Drug Application (NDA) to the FDA in December 2006, for the use of Xcytrin in combination with radiation therapy for the treatment of patients with brain metastases from NSCLC. In February 2007, we received a refuse to file letter from the FDA citing failure to demonstrate statistically significant differences between treatment arms in the company's trials. In April 2007, we requested that the FDA file our NDA over protest. File over protest is a procedure permitted by FDA regulations, which allows sponsors to have their NDA filed and reviewed when there is disagreement over the acceptability of the NDA. On April 23, 2007, we announced that the FDA had filed our NDA. The Prescription Drug User Fee Act (PDUFA) date for completion of review by FDA is December 31, 2007.The FDA has also designated Xcytrin as an orphan drug for the treatment of brain metastases arising from solid tumors.

The FDA's Division of Drug Oncology Products often requests that an outside advisory panel review aspects of a sponsor's NDA. While we believe that our NDA qualifies for such a review, we cannot assure you that there will be an advisory panel meeting to review our NDA.

The FDA could also require that we conduct additional studies and submit that data before it will approve our application, which would require us to expend more resources than we planned or than are available to us, and could substantially delay any approval of our application. The FDA has indicated that it is not satisfied with data included in our NDA, and we may need to expend additional resources or conduct additional studies, including clinical trials, to obtain data that the FDA believes is sufficient to support approval. It is also possible that additional studies may not result in approval of our application. Even though the FDA has accepted our NDA for filing over protest, there can be no assurance that it will be approved in a timely manner or at all.

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

  B cell associated tyrosine kinase (Btk) inhibitors potentially useful for treatment of lymphomas and autoimmune diseases.

We are subject to risks common to pharmaceutical companies developing products, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, uncertainty of market acceptance of our products, history of and expectation of future operating losses, reliance on collaborative partners, enforcement of patent and proprietary rights, and the need for future capital. In order for a product to be commercialized, we must conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, build a U.S. commercial oncology franchise, obtain market acceptance and, in many cases, obtain adequate coverage of and reimbursement for our products from government and private insurers. We cannot provide assurance that we will successfully develop our drug candidates and obtain the necessary regulatory and marketing approvals to generate revenues or achieve and sustain profitability in the future.

Results of Operations

Revenues

                                         Three Months ended                   Nine Months ended
                                              March 31,                            March 31,
                                      -----------------------   Percent    -------------------------  Percent
                                          2007        2006       change        2007         2006      change
------------------------------------  ----------- ----------- ------------ ------------ ------------ ---------
Contract and grant revenues           $       --  $  156,000       --      $    19,000  $   156,000    -88%

The decrease in contract and grant revenues for the three and nine months ended March 31, 2007 is the result of reduced activity associated with a federal grant awarded by the National Institutes of Health (NIH).

Research and Development

                                        Three Months ended                   Nine Months ended
                                              March 31,                            March 31,
                                      -----------------------   Percent    -------------------------  Percent
                                          2007        2006       change        2007         2006      change
------------------------------------  ----------- ----------- ------------ ------------ ------------ ---------
Research and development expenses     $5,669,000  $5,313,000       7%      $15,557,000  $19,315,000    -19%

The increase of 7% or $356,000 in research and development expenses for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to an increase of $346,000 in preclinical study costs, $318,000 in costs associated with a 22% reduction in headcount offset by a decrease of $242,000 in patient costs associated with the timing of clinical trial enrollment.

The decrease of 19% or $3,758,000 in research and development expenses for the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006 was primarily due to a decrease of $2,059,000 in outside clinical trial costs due to completion of the SMART trial, a decrease of $927,000 in share- based compensation expense, a decrease of $376,000 in personnel and consulting expenses, and a decrease of $202,000 in drug manufacturing costs.

We expect research and development expenses in our fiscal fourth quarter to be approximately the same as in our fiscal third quarter.

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

                                                                                Related R&D Expenses    Related R&D Expenses
                                                                                      Three Months ended      Nine Months ended
                                                                                            March 31,               March 31,
                                                                                    ----------------------- -------------------------
                                                                        Estimated
                                                     Phase of          Completion
Program #                Description                Development         of Phase        2007        2006        2007         2006
--------------- ----------------------------- ----------------------- ------------- ----------- ----------- ------------ ------------
XCYTRIN         Cancer                        Several Phase 1 trials  Unknown       $1,878,000  $3,195,000  $ 6,070,000  $12,429,000
                                              Several Phase 2 trials  Unknown
                                              Phase 3                 Fiscal 2006

HDAC Inhibitors Cancer                        Phase 1                 Unknown          893,000          --    1,738,000           --

Btk Inhibitors  Lymphomas and                 Preclinical             Unknown          396,000          --      740,000           --
                autoimmune diseases

Factor VIIa     Cancer                        Preclinical             Unknown          122,000          --      134,000           --
Inhibitor                                                                           ----------- ----------- ------------ ------------

                Total direct costs.................................................  3,289,000   3,195,000    8,682,000   12,429,000
                Indirect costs.....................................................  2,380,000   2,118,000    6,875,000    6,886,000
                                                                                    ----------- ----------- ------------ ------------
                Total research and
                   development expenses............................................ $5,669,000  $5,313,000  $15,557,000  $19,315,000
                                                                                    =========== =========== ============ ============

General and Administrative

                                         Three Months ended                   Nine Months ended
                                              March 31,                            March 31,
                                      -----------------------   Percent    -------------------------  Percent
                                          2007        2006       change        2007         2006      change
------------------------------------  ----------- ----------- ------------ ------------ ------------ ---------

General and administrative expenses   $1,705,000  $2,685,000      -36%     $ 5,315,000  $ 9,756,000    -46%

The decrease of 36% or $980,000 in general and administrative expenses for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to a $488,000 decrease in personnel expenses due to a reduction in employee headcount and a $454,000 decrease in share-based compensation expense.

The decrease of 46% or $4,441,000 in general and administrative expenses for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006 was primarily due to a $1,207,000 decrease in commercialization expenses, a $1,635,000 decrease in share-based compensation expense and a $1,295,000 decrease in personnel expenses due to a reduction in employee headcount.

We expect general and administrative expenses in our fiscal fourth quarter to be approximately the same as in our fiscal third quarter.

Interest and Other, Net

                                      Three Months ended                   Nine Months ended
                                      March 31,                            March 31,
                                      -----------------------   Percent    -------------------------  Percent
                                          2007        2006       change        2006         2005      change
------------------------------------  ----------- ----------- ------------ ------------ ------------ ---------

Interest and other, net               $  615,000  $  467,000      32%      $ 1,626,000  $ 1,449,000     12%

Interest and other, net is higher in both periods due to higher average investment balances and higher average interest rates. Our cash and marketable securities consist primarily of fixed rate instruments.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income.

As of March 31, 2007, we had approximately $44,541,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $17,652,000 during the nine months ended March 31, 2007, resulted primarily from our net loss, net of depreciation and amortization, share-based compensation expense and a decrease in accounts payable. Net cash used in operating activities of $22,877,000 during the nine months ended March 31, 2006, resulted primarily from our net loss, net of depreciation and amortization, share-based compensation expense and a decrease in accounts payable.

Net cash used in investing activities of $8,892,000 in the nine months ended March 31, 2007 consisted primarily of purchases of marketable securities, net of maturities and sales of marketable securities. Net cash provided by investing activities of $15,636,000 in the nine months ended March 31, 2007, consisted primarily of maturities and sales of marketable securities, net of purchases of marketable securities.

Net cash provided by financing activities of $22,009,000 in the nine months ended March 31, 2007, consisted primarily of proceeds from a public offering of common stock. Net cash provided by financing activities of $380,000 in the nine months ended March 31, 2006 consisted primarily of proceeds from the issuance of shares from the company's stock plans.

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

In April 2004, we completed a public offering of common stock and sold 3,200,000 shares of common stock at a price of $13.00 per share for net proceeds of approximately $39,350,000. In November 2006, we completed a public offering of common stock and sold 4,830,000 shares of common stock at a price of $4.75 per share for net proceeds of approximately $21,300,000. In February 2007, we filed a registration statement on Form S-3 to offer and sell, from time to time, equity, debt securities and warrants in one or more offerings up to a total dollar amount of $100 million. We may seek to raise funds through additional public offerings in the future but cannot guarantee that such efforts will be successful.

Our future contractual obligations at March 31, 2007 are as follows:

                                          Operating
                                            Lease
                                         Commitments
                                       ---------------
Remaining 3 months of fiscal 2007 ..   $      227,000
Fiscal 2008 and 2009 ...............        1,861,000
Fiscal 2010 ........................          487,000
After Fiscal 2010 ..................               --
                                       ---------------
     Total .........................   $    2,575,000
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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2007, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2007 would have declined by approximately $284,000.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the third fiscal quarter of 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Although we have received a Special Protocol Assessment (SPA) from the FDA for our Phase 3 SMART trial, the study did not meet its primary endpoint with statistical significance. Based on our review of the data from the SMART trial, in December 2006 we submitted a New Drug Application (NDA) to the FDA for the potential treatment of NSCLC patients with brain metastases. In meetings with FDA in early 2006, FDA noted that the applicable review Division has not approved drugs based on the results of non-pre-specified subgroup analyses when the trial has failed to meet its primary endpoint. FDA discouraged the submission of an NDA based on subset analyses from the SMART trial. However, in subsequent meetings with FDA and further review of the data, the Agency indicated a willingness to review an NDA based on analyses which include all of the data.

In February 2007, we received a refuse to file letter from the FDA citing failure to demonstrate statistically significant differences between treatment arms in the company's trials. In April 2007, we requested that the FDA file our NDA over protest. File over protest is a procedure permitted by FDA regulations, which allows sponsors to have their NDA filed and reviewed when there is disagreement over the acceptability of the NDA. On April 23, 2007, we announced that the FDA had filed our NDA. The Prescription Drug User Fee Act (PDUFA) date for completion of review by FDA is December 31, 2007.

The FDA's Division of Drug Oncology Products often requests that an outside advisory panel review aspects of a sponsor's NDA. While we believe that our NDA qualifies for such a review, we cannot assure you that there will be an advisory panel meeting to review our NDA.

The FDA could also require that we conduct additional studies and submit that data before it will approve our application, which would require us to expend more resources than we planned or than are available to us, and could substantially delay any approval of our application. The FDA has indicated that it is not satisfied with data included in our NDA, and we may need to expend additional resources or conduct additional studies, including clinical trials, to obtain data that the FDA believes is sufficient to support approval. It is also possible that additional studies may not result in approval our application. Even though the FDA has accepted our NDA for filing over protest,there can be no assurance that it will be approved in a timely manner or at all.

We have a history of operating losses and we expect to continue to have losses in the future.

We have incurred significant operating losses since our inception in 1991 and, as of March 31, 2007, had an accumulated deficit of approximately $308.2 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products. If our lead product, Xcytrin, fails to receive regulatory approval on a timely basis, or at all, our ability to become profitable would be materially impacted. To date, we have not generated revenue from the commercial sale of our products.

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

Data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. In the refusal to file letter we received from the FDA, the FDA indicated that data from our completed Phase 3 SMART trial was not sufficient to support regulatory approval of our NDA for the potential treatment of NSCLC patients with brain metastases. If the FDA requires us to conduct additional trials before approving our NDA, this would cause significant delays in approval and consume additional resources, and the data obtained from additional trials may not be sufficient to obtain regulatory approval.

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

Any regulatory approval that we receive for a product candidate may be subject to limitations on the indicated uses for which the product may be marketed. In addition, if the FDA and/or foreign regulatory agencies approve any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion of the product will be subject to extensive regulatory requirements. We and the manufacturers of our product candidates must also comply with the applicable FDA Good Manufacturing Practice ("GMP") regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. We or our present or future suppliers may be unable to comply with the applicable GMP regulations and other FDA regulatory requirements. Failure of our suppliers to follow current GMP Practice or other regulatory requirements may lead to significant delays in the availability of products for commercial or clinical use and could subject us to fines, injunctions and civil penalties.

We will need substantial additional financing and we may have difficulty raising needed capital in the future.

We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We will expend additional funds for these purposes, to establish additional clinical and commercial-scale manufacturing arrangements and to provide for the approval, marketing and distribution of our products. Specifically, we will require additional funds to commercialize our product. Even if we are able to develop Xcytrin successfully and obtain the necessary regulatory approvals, in light of the results from our Phase 3 clinical study, we expect additional development and approval efforts and clinical trials will extend the timeline for development and will result in substantial additional expenses. We may be unable to fund these efforts with our current financial resources.

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

  our ability to obtain approval of our NDA for the use of Xcytrin in combination with radiation therapy for the treatment of patients with brain metastases from NSCLC on a timely basis;

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

We are highly dependent on qualified scientific and management personnel. We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. The support of our NDA requires highly specialized skills. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. We will need to hire additional personnel as we continue to expand our research and development activities, pursue our NDA filing, and build a sales and marketing team in the United States.

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

The market prices for securities of biotechnology companies, including ours,historically have been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations unrelated to operating performance. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

  the progress and results of our preclinical testing and clinical trials;

  developments in the status of our NDA for the use of Xcytrin in combination with radiation therapy for the treatment of patients with brain metastases from NSCLC;

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

  changes in the structure of healthcare payment systems and the coverage and reimbursement policies of governmental and other third- party payors;

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

Pharmacyclics, Inc.

(Registrant)

Dated: May 2, 2007	By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: May 2, 2007	By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer and Secretary

EXHIBITS INDEX
Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO. PDF as a courtesy
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO. PDF as a courtesy
32.1	Section 1350 Certifications of CEO and CFO. PDF as a courtesy