Form 10-K
period 2007-06-30
PHARMACYCLICS INC
filed 2007-09-13
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

____________________________________

FORM 10-K
For Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

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
Yes     No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $94,669,955 based on the closing sale price of the Registrant's common stock on The NASDAQ Stock Market LLC on the last business day of the Registrant's most recently completed second fiscal quarter. Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's common stock as of August 31, 2007 was 25,968,189.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Form 10-K: the Definitive Proxy Statement for the Registrant's 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2007    PDF

TABLE OF CONTENTS
			Page
PART I
Item	1.	Business	1
Item	1A.	Risk Factors	15
Item	1B.	Unresolved Staff Comments	28
Item	2.	Properties	31
Item	3.	Legal Proceedings	31
Item	4.	Submission of Matters to a Vote of Security Holders	31
PART II
Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item	6.	Selected Financial Data	33
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item	7A.	Quantitative and Qualitative Disclosures About Market Risks	42
Item	8.	Financial Statements and Supplementary Data	43
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	68
Item	9A.	Controls and Procedures	68
Item	9B.	Other Information	68
PART III
Item	10.	Directors and Executive Officers of the Registrant	68
Item	11.	Executive Compensation	69
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item	13.	Certain Relationships and Related Transactions	69
Item	14.	Principal Accountant Fees and Services	69
PART IV
Item	15.	Exhibits and Financial Statement Schedules	69
Signatures
Exhibits Index

         PDF    Also provided in PDF as a courtesy.

PHARMACYCLICS®, the Pentadentate Logo® , and Xcytrin® are registered U.S. trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

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

Item 1. Business

Overview

We are a pharmaceutical company developing patented new drugs to treat cancer and other diseases. Our pharmaceutical agents are synthetic small molecules designed to target key biochemical pathways in diseased cells. In oncology, Xcytrin® (motexafin gadolinium) Injection has completed Phase 3 trials and is now being evaluated in various Phase 2 trials for patients with non-small cell lung cancer (NSCLC). A New Drug

Application (NDA) was filed over protest for treatment of brain metastases from (NSCLC). Other product candidates under development in oncology are in either Phase 1 or pre-clinical studies.

Xcytrin (motexafin gadolinium) Injection, our most advanced product candidate, is an anti-cancer agent with a novel mechanism of action. Xcytrin is designed to accumulate selectively in cancer cells. Once inside cancer cells, Xcytrin induces apoptosis (programmed cell death) by inhibiting thioredoxin reductase and disrupting redox-dependent pathways. We believe Xcytrin has the potential to be used for treating many types of cancer either as a stand-alone agent or in combination with other treatments such as chemotherapy or radiation therapy.

We submitted an NDA to the Food and Drug Administration (FDA) in December 2006, for the use of Xcytrin in combination with radiation therapy for the treatment of patients with brain metastases from NSCLC. In February 2007, we received a refuse to file letter from the FDA citing failure to demonstrate statistically significant differences between treatment arms in the primary endpoint of the pivotal study to support approval. In the pivotal SMART trial, (Study of Neurologic Progression with Motexafin Gadolinium and Radiation Therapy), investigators found that patients given Xcytrin in addition to whole brain radiation therapy (WBRT) had a median time to neurologic progession of 15.4 months, compared to 10.0 months for patients who received only WBRT (p=0.12, hazard ratio=0.78), a trend in favor of Xcytrin. In April 2007, we requested that the FDA file our NDA over protest. File over protest is a procedure permitted by FDA regulations, which allows sponsors to have their NDA filed and reviewed when there is disagreement over the acceptability of the NDA. In April 2007, we announced that the FDA had filed our NDA. The Prescription Drug User Fee Act (PDUFA) date for completion of review by the FDA is December 31, 2007. The FDA has also designated Xcytrin as an orphan drug for the treatment of brain metastases arising from solid tumors.

We also are evaluating Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. One of Xcytrin's chemical features allows it to be visualized in the body using standard magnetic resonance imaging (MRI) procedures. Using MRI, we have established that Xcytrin localizes selectively in cancers. We own the worldwide rights to Xcytrin.

PCI-24781 is a histone deacetylase (HDAC) inhibitor which is now in a Phase 1 trial in patients with advanced relapsed solid tumors. PCI-24781 targets histone deacetylase (HDAC) enzymes and inhibits their function. HDAC enzymes are required for control of gene expression and inhibition of these enzymes leads to tumor cell cytotoxicity. We are also developing a first-in- class HDAC-8 selective inhibitor which is in preclinical development for the potential treatment of cancer and autoimmune diseases.

PCI-24783 is a small molecule inhibitor of Factor VIIa. This molecule selectively inhibits Factor VIIa when it is complexed with a protein called tissue factor (TF). In cancer, the Factor VIIa:TF complex is found in abundance in pancreatic, gastric, colon and other tumors, and triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. Laboratory studies and animal models indicate that inhibitors of Factor VIIa may block tumor growth and metastasis. We are conducting the required preclinical safety studies to support the potential filing of an Investigational New Drug (IND), application with the FDA.

PCI-32765 is a small molecule tyrosine kinase inhibitor. When immune cells called B-lymphocytes are overactive, the immune system produces inflammatory cells and antibodies that begin to attack the body's own tissue, leading to autoimmune diseases such as rheumatoid arthritis. We are developing compounds that can inhibit an enzyme, known as BTK, which is required for early B-cells to mature into fully functioning cells. In published studies, these compounds have demonstrated a dose dependent ability to inhibit disease development in rheumatoid arthritis animal models. Recent studies have shown that these compounds may inhibit the proliferation of lymphoma cells, or malignancies involving B-cells, indicating their potential for treatment of certain lymphomas and leukemias. We are conducting the required preclinical safety studies to support the potential filing of an IND application with the FDA.

Our Business Strategy

The key elements of our business strategy include:

  Creating diverse product opportunities in oncology. We are leveraging our expertise in chemistry and oncology development to create multiple novel oncology drug candidates.
  Focusing on proprietary drugs that address large markets for the treatment of cancer. Although our versatile technology platform can be used to develop a wide range of pharmaceutical agents, we have focused most of our initial efforts in oncology where we have established strength in preclinical and clinical development.
  Evaluating Xcytrin in many types of cancer including its use as a single agent, in combination with radiation therapy and in combination with chemotherapy. We are leveraging both our oncology experience and Xcytrin's versatility by conducting clinical trials in a variety of cancer types and clinical situations.

Establishing strategic alliances. We own the worldwide rights to our multiple product candidates. We intend to establish strategic alliances for the development and commercialization of certain of our products.

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
  Radiation Therapy. Approximately 4,000 physicians specializing in radiation oncology administer radiation therapy to more than 700,000 patients annually in the United States. Radiation therapy is a localized treatment that may cure patients with tumors that are limited in size and have not spread from the primary site. Radiation therapy is frequently used to ameliorate the symptoms or signs of disease. This approach is not curative and is done to palliate or lessen patient suffering caused by tumor growth at a particular anatomic site. Radiation is usually applied to the tumor site several times per week over a period of two to six weeks. Radiation therapy often has toxic effects on healthy tissue surrounding the tumor because the radiation cannot be adequately targeted. An estimated 50% of newly diagnosed cancer patients, including those with cancers of the lung, breast, prostate, or head and neck region, will receive radiation therapy as part of their initial treatment. In addition, more than 150,000 patients with persistent or recurrent cancer also will receive radiation therapy. A growing trend in radiation oncology is to deliver the radiation in combination with chemotherapy drugs or biologics in order to improve clinical outcomes.

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

Most patients with cancer are treated with a combination of drugs or approaches that are intended to eradicate as much of the cancer as possible. The selection of agents is based on their mechanism of action and safety profile. The goal of combination therapy is to increase tumor destruction without causing unacceptable toxicity. Substantial research efforts are directed to finding new agents with novel mechanisms of action that can be safely added to existing combination therapy regimens and improve clinical outcomes.

Status of Products Under Development

The table below summarizes our product candidates and their stage of development:

--------------------------------------------------------------------------------------------------------------------------
Product Candidate            Disease Indication                                      Development Status(1)
--------------------------------------------------------------------------------------------------------------------------
XCYTRIN

   Single Agent              Lung cancer                                              Phase 2 -- enrollment complete

   With Radiation            Brain metastases from lung cancer                        Phase 3 -- study complete(2)
                             Primary brain tumor                                      Phase 2 -- enrolling(3)
                             Brain metastases with stereotactic radiosurgery          Phase 2 -- complete

   With Chemotherapy         Recurrent lung cancer (with Taxotere®)                   Phase 2 -- enrolling
                             Recurrent lung cancer (with Alimata®)                    Phase 2 -- enrolling

--------------------------------------------------------------------------------------------------------------------------
PCI-24781                    Advanced solid tumors                                    Phase 1 -- enrolling
(HDAC INHIBITOR)

--------------------------------------------------------------------------------------------------------------------------
Selective HDAC               Cancer therapy                                           Preclinical
Inhibitor

--------------------------------------------------------------------------------------------------------------------------
PCI-24783                    Cancer therapy                                           Preclinical
Factor VIIa Inhibitor

--------------------------------------------------------------------------------------------------------------------------
PCI-32765 B cell             B cell malignancies and autoimmune disease               Preclinical
tyrosine kinase inhibitor

--------------------------------------------------------------------------------------------------------------------------
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

  Pivotal Phase 3 trial has been completed with NDA filed in April 2007.
  Study conducted by the Radiation Therapy Oncology Group (RTOG).

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

We are seeking U.S. Food and Drug Administration (FDA) approval of Xcytrin for treatment of patients receiving whole brain radiation therapy (WBRT) for non-small cell lung cancer (NSCLC) that has spread to the brain. Patients with this problem, known as brain metastases, develop devastating neurologic complications, including severe headache, seizures, paralysis, blindness and impaired ability to think. Radiation therapy for treatment of this problem is performed on approximately 90,000 patients per year in the United States and is intended to prevent, delay, or reduce these complications. We believe that Xcytrin could eventually be used for the treatment of many other types of cancer.

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

Based on the clinical activity seen in our initial Phase 3 trial in a subset of patients with brain metastases from NSCLC, we conducted a pivotal Phase 3 clinical trial to confirm the potential clinical benefits observed in patients with brain metastases from NSCLC. In March 2005, we completed the enrollment of 554 patients with brain metastases from NSCLC in this international, randomized controlled trial known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial. This study was designed to compare the safety and efficacy of WBRT alone to WBRT plus Xcytrin. The primary endpoint for the study was time to neurologic progression (TNP) as determined by a blinded events review committee. In December 2005, we announced the top line results of this trial. Although patients receiving Xcytrin had a longer time to neurologic progression, the study's primary endpoint, the difference compared to patients in the control arm did not reach statistical significance.

The results of the study were presented at the 2006 Annual Meeting of the American Society of Clinical Oncology (ASCO). In an intent-to-treat analysis, the median TNP was 15.4 months for patients receiving WBRT plus Xcytrin compared to 10.0 months for patients treated with WBRT alone (P=0.12, hazard ratio=0.78). Substantial differences in patient characteristics and outcomes were observed for the 348 patients enrolled in North America (63 percent of all patients enrolled in the study) compared to the other regions. In North America, the median TNP for WBRT plus Xcytrin treatment was 24.2 months compared to 8.8 months for WBRT alone (P=0.004, hazard ratio=0.53). By contrast, for regions outside of North America, there was no significant difference in TNP between treatment arms. Xcytrin was well tolerated in the study. The most common drug related grade 3 and 4 adverse events were hypertension (4%), elevated liver enzymes (3%) and fatigue (3%), all of which were reversible. We believe the reasons for the regional differences in treatment benefit may be related to the time interval between diagnosis of brain metastases and initiation of WBRT.

In North America, most patients (79%) received WBRT within three weeks of their diagnosis of brain metastases. In certain European centers, there was substantial delay in the initiation of WBRT either due to use of chemotherapy as the initial therapy for brain metastases, or clinical practice patterns resulting in delays in access to radiation therapy. Moreover, there was an imbalance in treatment delay favoring the control arm of the study. We believe that the clinical data indicate Xcytrin benefited patients that had prompt treatment with WBRT, regardless of region, and this benefit was progressively diminished by delay in initiation of radiation. The results of pooled data from both randomized trials were presented at ASCO in 2007. For 805 patients with brain metastases from NSCLC, which includes all patients with NSCLC enrolled in our randomized trials, Xcytrin plus WBRT prolonged time to neurologic progression compared to WBRT alone (P=0.016).

In meetings with FDA in early 2006, FDA noted that the applicable review Division has not approved drugs based on the results of non-pre-specified subgroup analyses when the trial has failed to meet its primary endpoint. FDA discouraged the submission of an NDA based on subset analyses from the SMART trial. However, in subsequent meetings with the FDA and further review of the data, the Agency indicated a willingness to review an NDA based on analyses which include all of the data. We submitted an NDA to the FDA in December 2006, for the use of Xcytrin in combination with radiation therapy for the treatment of patients with brain metastases from NSCLC. In February 2007, we received a refuse to file letter from the FDA citing failure to demonstrate statistically significant differences between treatment arms in the primary endpoint of the pivotal study to support approval. In April 2007, we requested that the FDA file our NDA over protest. File over protest is a procedure permitted by FDA regulations, which allows sponsors to have their NDA filed and reviewed when there is disagreement over the acceptability of the NDA. In April 2007, we announced that the FDA had filed our NDA. The Prescription Drug User Fee Act (PDUFA) date for completion of review by FDA is December 31, 2007. The FDA has also designated Xcytrin as an orphan drug for the treatment of brain metastases arising from solid tumors. There can be no assurance that FDA will agree with our interpretation of the data, that FDA will not require us to conduct additional clinical trials, or that FDA will approve our NDA in a timely fashion, or at all.

We continue to evaluate Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy.

A Phase 2 clinical trial of Xcytrin plus stereotactic radiosurgery has been completed and the results were presented at the 2007 ASCO Meeting. The results indicated that Xcytrin may improve the efficacy of stereotactic radiosurgery by providing more accurate magnetic resonance imaging (MRI) treatment-planning and better defining the treatment field in patients with brain metastases from solid tumors. Xcytrin allowed physicians to identify occult brain metastases in 24% of patients that were missed with standard MRI contrast agents and were amenable to stereotactic radiosurgery.

The Phase 2 single-arm trial evaluated the safety, radiologic response and time to neurologic progression in 45 patients. Patients with brain metastases from cancers of the lung (34), breast (5) and other cancers (6) were enrolled at 14 academic medical centers and treated with Xcytrin plus WBRT followed by stereotactic radiosurgery boost therapy to tumor sites in the brain. The study was also designed to evaluate if the MRI scan obtained with Xcytrin improved detection of tumors compared to standard contrast enhanced MRI procedures. In 11 of 45 patients (24.4%) with MRI data available, lesions were detected with Xcytrin that were not seen with standard MRI. The Xcytrin-based treatment planning MRI detected one occult lesion in seven patients, two occult lesions in one patient, and three occult lesions in three patients. The median survival for patients in this study was nine months, and the median time to neurologic progression or radiologic progression was not reached at 18 months. Xcytrin was well tolerated in this study. One patient in the study suffered radionecrosis of the tumor. The most common treatment related serious adverse events were deep vein thrombosis (13%) and pneumonia (9%).

We have completed patient enrollment in an open-label Phase 2 clinical trial of Xcytrin as a second-line treatment for patients with recurrent, metastatic NSCLC who failed at least one platinum-based chemotherapy regimen. Preliminary results from this trial were reported at the 2007 ASCO meeting. Of 58 evaluable patients there was a confirmed response rate of 5.2%, or three partial responses. Twenty patients (34.5%) had stable disease. Median time to progression was seven weeks for all patients. Twenty (34.5%) patients received four or more cycles of Xcytrin, of whom seven did not respond to first line chemotherapy. Thirteen percent were free from progression at six months. Median survival was eight months, with 62% and 30% of patients alive at 6 and 12 months, respectively. Xcytrin was well-tolerated in this study. The most common grade 3 or 4 adverse events were hypophosphatemia (24%), dyspnea (12%), fatigue (10%), hypoxia (7%), and finger blisters (5%).

We are currently enrolling patients in two open-label, multi-center Phase 2 clinical trials supporting the potential use of Xcytrin, in combination with Alimta (pemetrexed) and in combination with Taxotere (docetaxel) as a second-line treatment for patients with NSCLC who failed at least one platinum-based chemotherapy regimen.

Other Cancer Drugs Under Development

Histone Deacetylase (HDAC) Inhibitors

PCI-24781 is a novel compound that inhibits all isoforms of HDAC enzymes. In the cell nucleus, DNA is present with proteins as part of a tightly compacted complex called chromatin. HDAC enzymes play a role in modifying the structure of chromatin, allowing DNA transcription - a process by which DNA controls cellular activity - to occur. HDAC inhibitors appear to alter the transcription process. HDAC inhibitors target tumors through multiple mechanisms, and laboratory studies have shown that they can prompt cells to stop growing or die. This may happen through the expression of tumor suppressor genes, the prevention of angiogenesis, and the targeting of various critical proteins.

PCI-24781 is now in a Phase 1 trial in patients with advanced solid tumors. The objective of the trial is to determine the drug's safety and tolerability, when given intravenously, and also to assess absorption and plasma levels of the drug following oral administration. Studies indicate that PCI-24781 achieves sustained plasma levels following oral administration. We believe PCI-24781 has desirable potency and pharmacokinetic properties, which may provide clinical advantages.

Laboratory studies also demonstrate that PCI-24781 inhibits homologous recombination, a cellular mechanism of DNA repair. These data suggest that PCI-24781 could be used successfully in combination with other cancer therapies that generate DNA damage repaired by homologous recombination, such as gamma-irradiation, cisplatin, and certain other chemotherapy drugs.

An HDAC-8 selective inhibitor is now in preclinical testing. We believe that this compound may exhibit more selectivity for certain types of cancer and may be useful for treatment of inflammatory and autoimmune diseases.

Factor VIIa Inhibitor

PCI-24783 is a small molecule inhibitor of Factor VIIa. This molecule selectively inhibits Factor VIIa when it is complexed with a protein called tissue factor (TF). In cancer, the Factor VIIa:TF complex is found in abundance in pancreatic, gastric, colon and other tumors, and triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. Laboratory studies and animal models indicate that inhibitors of Factor VIIa may block tumor growth and metastasis.We are conducting the required preclinical safety studies to support the potential filing of an Investigational New Drug (IND), applilication with the FDA.

Btk Inhibitor

PCI-32765 is a small molecule tyrosine kinase inhibitor. When immune cells called B-lymphocytes are overactive, the immune system produces inflammatory cells and antibodies that begin to attack the body's own tissue, leading to autoimmune diseases such as rheumatoid arthritis. We are developing compounds that can inhibit an enzyme, known as BTK, which is required for early B-cells to mature into fully functioning cells. In published studies, these compounds have demonstrated a dose dependent ability to inhibit disease development in rheumatoid arthritis animal models. Recent studies have shown that these compounds may inhibit the proliferation of lymphoma cells, or malignancies involving B-cells, indicating their potential for treatment of certain lymphomas and leukemias. We are conducting the required preclinical safety studies to support the potential filing of an IND application with the FDA.

Collaboration and License Agreement, Acquired Products

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

Patents and Proprietary Technology

We believe our success depends in part upon our ability to protect and defend our proprietary technology and product candidates through patents and trade secret protection. We, therefore, aggressively pursue, prosecute, protect and defend patent applications, issued patents, trade secrets, and licensed patent and trade secret rights covering certain aspects of our technology. The evaluation of the patentability of United States and foreign patent applications can take years to complete and can involve considerable expense.

We have a number of patents and patent applications related to our compounds but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will issue as patents. Even if patents are issued and maintained, these patents may not be of adequate scope to benefit us, or may be held invalid and unenforceable against third parties.

Our patents, patent applications, and licensed patent rights cover various compounds, pharmaceutical formulations and methods of use. Pharmacyclics owns or licenses rights to:

  81 issued U.S. patents; and
  43 other pending U.S. patent applications.

These issued U.S. patents expire between the years 2009 and 2022. In addition, Pharmacyclics owns or licenses approximately 92 foreign patents, including 74 patents issued in various European countries, more than 90 pending non-U.S. patent applications filed under the Patent Cooperation Treaty, with the European Patent Office, and nationally in Canada, Japan, Australia and other countries.

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

Research and Development

The majority of our operating expenses to date have been related to research and development, or R&D. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D. R&D expenses were $21,115,000 in fiscal 2007, $25,737,000 in fiscal 2006, and $24,964,000 in fiscal 2005. In fiscal 2006, we recorded $6,647,000 of purchased in-process research and expense associated with the acquisition of drug candidates from Celera.

Marketing and Sales

We currently have no marketing, sales, or distribution capabilities. We plan to enter into licensing arrangements that will include provisions for the marketing, sales and distribution of our products.

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

We also face intense competition in developing and commercializing drugs for the treatment of cancer with HDAC inhibitors, tyrosine kinase inhibitors and other anti-cancer agents.

Government Regulation and Product Approval

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

The FDA has designated Xcytrin as an orphan drug for the treatment of brain metastases arising from solid tumors. Under the FDA's orphan drug regulations, the FDA may designate a drug candidate as an orphan drug if it is intended for the treatment of a rare disease or condition affecting fewer than 200,000 people in the United States, or if the disease or condition occurs so infrequently that there is no reasonable expectation that the costs of the drug development and marketing will be recovered in future sales of the drug in the United States. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process. If a product which has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the sponsor is entitled to seven (7) years of marketing exclusivity after FDA approval during which time another sponsor may not obtain FDA approval to market the same drug for the same indication, unless the other sponsor demonstrates to the FDA that its product is clinically superior to the orphan drug. Orphan drugs are also typically eligible for tax credits for clinical research and are exempt from fees imposed when an application to approve the product for marketing is submitted.

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

Employees

As of June 30, 2007, we had 88 employees. Seventy-two of our employees are engaged in research, development, preclinical and clinical testing, manufacturing, quality assurance and quality control and regulatory affairs and 16 in finance and administration. Twenty of our employees have an M.D. or Ph.D. degree. Our future performance depends in significant part upon the continued service of our key scientific, technical and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

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

We have incurred significant operating losses since our inception in 1991 and, as of June 30, 2007, had an accumulated deficit of approximately $315.2 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products. If our lead product, Xcytrin, fails to receive regulatory approval on a timely basis, or at all, our ability to become profitable would be materially impacted. To date, we have not generated revenue from the commercial sale of our products.

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

We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We also will be required to expend additional funds to establish commercial-scale manufacturing arrangements, and to provide for the approval, marketing and distribution of our products. Specifically, we will require additional funds to commercialize our products. We are unable to entirely fund these efforts with our current financial resources.

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

Our success depends in part upon our ability to protect and defend our proprietary technology and product candidates through patents and trade secret protection. We, therefore, aggressively pursue, prosecute, protect and defend patent applications, issued patents, trade secrets, and licensed patent and trade secret rights covering certain aspects of our technology. The evaluation of the patentability of United States and foreign patent applications can take years to complete and can involve considerable expense.

We have a number of patents and patent applications related to our compounds but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will issue as patents. Even if patents are issued and maintained, these patents may not be of adequate scope to benefit us, or may be held invalid and unenforceable against third parties.

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

The actual protection afforded by a patent varies depending on the product candidate and country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents under existing and future laws. Our ability to maintain or enhance our proprietary position for our product candidates will depend on our success in obtaining effective claims and enforcing those claims once granted. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products. Due to the extensive amount of time required for the development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

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

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. Although we take steps to protect our proprietary rights and information, including the use of confidentiality and other agreements with our employees and consultants, and in our academic and commercial relationships, these steps may be inadequate, these agreements may be violated, or there may be no adequate remedy available for a violation. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in unpatented proprietary technology.

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

We are highly dependent on qualified scientific and management personnel. We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. The support of our NDA requires highly specialized skills. Our success depends on our continued ability to attract, retain and motivate highly qualified management and pre-clinical and clinical personnel. We will need to hire additional personnel as we continue to expand our research and development activities, support our NDA filing, and build a sales and marketing team in the United States.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While we have been able to complete a favorable assessment as to the adequacy of our internal control over financial reporting for our fiscal year ending June 30, 2007, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. For example, in August 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $20 million of our common stock, or 4,189,337 shares, whichever occurs first, at a discount of 5% to 7%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 18 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one percent of the aggregate dollar amount of common stock purchased by Azimuth. Our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Azimuth. To date, we have not sold any stock to Azimuth.

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

The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the period beginning July 1, 2004 and ending August 31, 2007, the sales price for one share of our common stock reached a high of $12.86 per share and a low of $1.64 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

  timing and outcome of FDA review of our NDA submission for Xcytrin in combination with radiation therapy for the treatment of patients with brain metastases from NSCLC;
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

Current health care laws and regulations and future legislative or regulatory changes to the healthcare system may affect our ability to sell our products profitably

In the United States, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners, and the availability of capital. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system and, in particular, that are intended to contain or reduce the costs of medical products and services. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, could significantly influence the manner in which pharmaceutical products are prescribed and purchased and will impact reimbursement for our products, which could result in a reduction in demand for our products. The MMA established a new reimbursement methodology for certain drugs furnished in hospital outpatient departments and physicians' offices which is based on the average sales price, or ASP, of the product. Application of the ASP reimbursement methodology has resulted in a decrease in the reimbursement levels for certain oncology drugs furnished in hospital outpatient departments and physicians' offices. As implemented in a recent rule establishing an MMA-mandated competitive bidding program, or CAP, physicians who administer drugs in their offices are offered an option to acquire injectable and infused drugs currently covered under the Medicare Part B benefit from vendors who are selected in a competitive bidding process. Winning vendors are selected based on criteria that include their bid price. These new reimbursement measures, effective beginning July 1, 2006, could negatively impact our ability to sell our products. The MMA also established a new Part D prescription drug benefit, which became effective January 1, 2006. Under the prescription drug benefit, Medicare beneficiaries are able to obtain prescription drug coverage from private sector providers. These private sector providers are permitted to limit the number of prescription drugs that are covered in each therapeutic category and class on their formularies. We cannot predict whether our products will be placed on the formularies of the private sector providers participating in the Part D program in the future, and if our products are not placed on such formularies, this could negatively impact our ability to sell our products. It remains difficult to predict the full impact that the prescription drug program, and the MMA generally, will have on us and our industry. The expanded access to prescription medications afforded by Medicare coverage of prescription drugs may increase the volume of pharmaceutical sales. However, this potential sales volume increase may be offset by increased downward pricing pressures resulting from the enhanced purchasing power of private sector providers who will negotiate drug pricing on behalf of Medicare beneficiaries under Part D.

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

If our operations are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare programs, and the curtailment or restructuring of our operations

Our business exposes us to product liability claims.

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

Item 1B. Unresolved Staff Comments

None.

Executive Officers and Directors

Executive officers and directors of the company, and their ages as of August 31, 2007, are as follows:

Name	Age	Position
Richard A. Miller, M.D.	56	President, Chief Executive Officer and Director
Michael K. Inouye	52	Senior Vice President, Corporate and Commercial Development
Markus F. Renschler, M.D.	46	Senior Vice President, Oncology Clinical Development
Leiv Lea	53	Vice President, Finance and Administration and Chief Financial Officer and Secretary
David Loury, Ph.D.	51	Vice President, Preclinical Studies
Miles R. Gilburne(2)(3)	56	Director
James L. Knighton(2)(3)	53	Director
Richard M. Levy, Ph.D.(1)(3)	69	Director
William R. Rohn(1)(3)	64	Director
Christine A. White, M.D.(1)(2)(3)	55	Director

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

Mr. Inouye has served as Senior Vice President, Corporate and Commercial Development since May 2007. From March 2006 to February 2007, Mr. Inouye served as Senior Vice President, Commercial Operations with Telik, Inc., a pharmaceutical company. From May 2005 through February 2006, Mr. Inouye worked as an independent pharmaceutical industry consultant. From August 1995 through April 2005, he was employed by Gilead Sciences, Inc., a pharmaceutical company, most recently as Senior Vice President, Commercial Operations. Prior to joining Gilead, he served in sales and marketing and business development roles at InSite Vision, Merck & Co. and American Home Products. Mr. Inouye is a director of Pharmasset, Inc., a pharmaceutical company. Mr. Inouye received a B.S. in Food & Science Technology from the University of California at Davis and an M.B.A. from California State Polytechnic University, Pomona.

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

Dr. Loury has served as Vice President, Preclinical Studies since May 2006. From April 2003 to May 2006, Dr. Loury served as Senior Director, Toxicology with Celera Genomics, a molecular diagnostics business group of Applera Corporation. From June 2001 to April 2003, he was employed by Essential Therapeutics, Inc., a pharmaceutical company, as Director, Pharmacology and Toxicology. From 1996 to 2001, Dr. Loury was employed by IntraBiotics Pharmaceuticals, Inc., most recently as Senior Director, Preclinical Development. From 1986 to 1996 he worked in a variety of toxicology positions with Syntex/Roche Bioscience. Dr. Loury received a Ph.D. in Pharmacology and Toxicology and a B.S. in Bio-Environmental Toxicology from the University of California, Davis.

Mr. Gilburne was elected as a Director of the company in March 2000. Mr. Gilburne has been a managing member of ZG Ventures, a venture capital and investment company, since 2000. From February 1995 through December 1999, he was Senior Vice President, Corporate Development for America Online, Inc., an internet services company. He joined the board of directors of America Online in the fall of 1999 and subsequently served as a member of the board of directors of Time Warner Inc. until stepping down in May 2006. Prior to joining America On line, Mr. Gilburne was a founding partner of The Cole Gilburne Fund, an early stage venture capital fund focused on information and communications technology and a founding partner of technology and media law firms in both San Francisco and Los Angeles. Mr. Gilburne is currently a member of the board of directors of SRA International, Inc., a government services company and Maui Land & Pineapple, real estate and agriculture company,. Mr. Gilburne is also a founding investor and member of the board of several privately held companies, including Revolution Health Group, a company focused on various aspects of consumer driven healthcare and ePals, a global community of online learners. Mr. Gilburne received an A.B. degree from Princeton University and a J.D. from Harvard Law School.

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

Dr. White was elected as a Director of the company in August 2006. Dr. White retired in June 2005 from her position as Senior Vice President, Global Medical Affairs of Biogen Idec Inc., a biopharmaceutical company, a position held since the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in November 2003. She joined IDEC Pharmaceuticals in June 1996 and served as Senior Director, Oncology and Hematology Clinical Development until June 2000 when she was appointed Vice President, Oncology and Hematology Clinical Development. In May 2001, she was appointed Vice President, Medical Affairs. From 1994 to June 1996, Dr. White was Director, Clinical Oncology Research at the Sidney Kimmel Cancer Center in San Diego. From 1984 to 1994, Dr. White held various positions with Scripps Memorial Hospitals, San Diego County, most recently as Chairman, Department of Medicine. Dr. White is also a director of Arena Pharmaceuticals, Inc., a biopharmaceutical company and Apoptos Inc., a private biopharmaceutical company. Dr. White holds a B.A. degree in Biology and M.D. degree, both from the University of Chicago and is board certified in internal medicine and medical oncology

Item 2. Properties

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

	HIGH	LOW
FISCAL YEAR ENDED JUNE 30, 2007 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 5.36 6.29 5.59 3.99	$ 3.48 4.65 2.50 2.60
FISCAL YEAR ENDED JUNE 30, 2006 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 9.64 9.48 5.48 5.22	$ 7.15 3.26 3.47 3.57

As of June 30, 2007, there were 129 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

Stock Performance Graph(1)

The graph depicted below shows the Company's Common Stock price as an index assuming $100 invested on June 30, 2002 at the then current market price of $4.44 per share, along with the composite prices of companies listed in the Nasdaq Total U.S. Stock Market Index and Nasdaq Pharmaceutical Index (in each case, assuming reinvestment of dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(2)
 AMONG PHARMACYCLICS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE NASDAQ PHARMACEUTICAL INDEX

  This section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
  Shows the cumulative return on investment assuming an investment of $100 in our common stock, the Nasdaq-US and Nasdaq-Pharmaceuticals indices on June 30, 2002.
	Cumulative Total Return
	6/02	6/03	6/04	6/05	6/06	6/07
PHARMACYCLICS	100	107	228	169	87	61
NASDAQ STOCK MARKET (US)	100	111	140	141	150	179
NASDAQ PHARMACEUTICAL	100	138	154	146	297	175

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes included elsewhere herein.

                                                                                                   Period
                                                                                                    from
                                                                                                  Inception
                                                                                              (April 19, 1991)
                                                                   Year Ended June 30,             through
                                           ---------------------------------------------------     June 30,
                                             2007     2006       2005       2004       2003         2007
                                           -------- ---------  ---------  ---------  ---------    ---------
                                                    (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License and milestone revenues ........ $     --  $     --  $      --  $      --  $      --    $   7,855
  Grant and contract revenues ...........      126       181         --         --         --        6,154
                                           -------- ---------  ---------  ---------  ---------    ---------
      Total revenues ....................      126       181         --         --         --       14,009
                                           -------- ---------  ---------  ---------  ---------    ---------
Operating expenses:
  Research and development ..............   21,115    25,737     24,964     24,447     23,912      293,742
  General and administrative ............    7,403    11,919      7,905      5,843      6,167       68,809
  Purchased in-process research
   and development ......................       --     6,647         --         --         --        6,647
                                           -------- ---------  ---------  ---------  ---------    ---------
      Total operating expenses ..........   28,518    44,303     32,869     30,290     30,079      369,198
                                           -------- ---------  ---------  ---------  ---------    ---------
Loss from operations ....................  (28,392)  (44,122)   (32,869)   (30,290)   (30,079)    (355,189)
Interest income .........................    2,175     1,964      1,821      1,132      1,809       41,600
Interest expense and other
   income (expense), net ................       --        --         --         (7)       (28)      (1,564)
                                           -------- ---------  ---------  ---------  ---------    ---------
Net loss................................. $(26,217) $(42,158) $ (31,048) $ (29,165) $ (28,298)   $(315,153)
                                           ======== =========  =========  =========  =========    =========
Basic and diluted net
   loss per share(1)..................... $  (1.08) $  (2.12) $   (1.57) $   (1.71) $   (1.75)
                                           ======== =========  =========  =========  =========
Shares used to compute basic and
  diluted net loss per share ............   24,175    19,889     19,720     17,064     16,205
                                           ======== =========  =========  =========  =========

                                                               June 30,
                                           ---------------------------------------------------
                                             2007     2006       2005       2004       2003
                                           -------- ---------  ---------  ---------  ---------
                                                                         (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities ............................ $ 38,762 $  40,477  $  71,899  $ 101,418  $  87,735
Total assets ............................   41,095    42,729     74,564    104,667     91,853
Deficit accumulated during
  development stage ...................   (315,153) (288,936)  (246,778)  (215,730)  (186,565)
Total stockholders' equity ..............   38,401    39,320     69,994    100,288     89,410

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

We have incurred significant operating losses since our inception in 1991, and as of June 30, 2007, had an accumulated deficit of approximately $315.2 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, obtain required regulatory approvals and successfully manufacture and market our products.

Xcytrin, our lead product candidate, is an anti-cancer drug being evaluated in various clinical trials. Based on the clinical activity seen in our initial Phase 3 trial in a subset of patients with brain metastases from non-small cell lung cancer (NSCLC), we conducted a pivotal Phase 3 clinical trial to confirm the potential clinical benefits observed in patients with brain metastases from non-small cell lung cancer. This trial, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, enrolled 554 patients with brain metastases from non-small cell lung cancer. The SMART trail was designed to compare the safety and efficacy of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin. The primary endpoint for the study was time to neurologic progression (TNP) as determined by a blinded events review committee.

In December 2006, we submitted a New Drug Application (NDA) to the Food and Drug Administration (FDA) for the use of Xcytrin in combination with radiation therapy for the treatment of patients with brain metastases from NSCLC. In February 2007, we received a refuse to file letter from the FDA citing failure to demonstrate statistically significant differences between treatment arms in the primary endpoint of the pivotal study to support approval. In the pivotal SMART trial, investigators found that patients given Xcytrin in addition to WBRT had a median time to neurologic progession of 15.4 months, compared to 10.0 months for patients who received only WBRT (p=0.12, hazard ratio=0.78), a trend in favor of Xcytrin. In April 2007, we requested that the FDA file our NDA over protest. File over protest is a procedure permitted by FDA regulations, which allows sponsors to have their NDA filed and reviewed when there is disagreement over the acceptability of the NDA. In April 2007, we announced that the FDA had filed our NDA. The Prescription Drug User Fee Act (PDUFA) date for completion of review by FDA is December 31, 2007.The FDA has also designated Xcytrin as an orphan drug for the treatment of brain metastases arising from solid tumors.

We also are evaluating Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy and/or radiation therapy. One of Xcytrin's chemical features allows it to be visualized in the body using standard magnetic resonance imaging (MRI) procedures. Using MRI, we have established that Xcytrin localizes selectively in cancers. We own the worldwide rights to Xcytrin.

We are also developing several other oncology drugs. PCI-24781 is a novel compound that inhibits all isoforms of HDAC enzymes. In the cell nucleus, DNA is present with proteins as part of a tightly compacted complex called chromatin. HDAC enzymes play a role in modifying the structure of chromatin, allowing DNA transcription - a process by which DNA controls cellular activity - to occur. HDAC inhibitors appear to alter the transcription process. HDAC inhibitors target tumors through multiple mechanisms, and laboratory studies have shown that they can prompt cells to stop growing or die. This may happen through the expression of tumor suppressor genes, the prevention of angiogenesis, and the targeting of various critical proteins.

PCI-24781 is now in a Phase 1 trial in patients with advanced solid tumors. The objective of the trial is to determine the drug's safety and tolerability, when given intravenously, and also to assess absorption and plasma levels of the drug following oral administration. Studies indicate that PCI-24781 achieves sustained plasma levels following oral administration. We believe PCI-24781 has desirable potency and pharmacokinetic properties, which may provide clinical advantages.

Laboratory studies also demonstrate that PCI-24781 inhibits homologous recombination, a cellular mechanism of DNA repair. These data suggest that PCI-24781 could be used successfully in combination with other cancer therapies that generate DNA damage repaired by homologous recombination, such as gamma- irradiation, cisplatin, and certain other chemotherapy drugs.

An HDAC-8 selective inhibitor is now in preclinical testing. We believe that this compound may exhibit more selectivity for certain types of cancer and may be useful for treatment of inflammatory and autoimmune diseases.

PCI-24783 is a small molecule inhibitor of Factor VIIa. This molecule selectively inhibits Factor VIIa when it is complexed with a protein called tissue factor (TF). In cancer, the Factor VIIa:TF complex is found in abundance in pancreatic, gastric, colon and other tumors, and triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. Laboratory studies and animal models indicate that inhibitors of Factor VIIa may block tumor growth and metastasis.We are conducting the required preclinical safety studies to support the potential filing of an Investigational New Drug (IND), applilication with the FDA.

PCI-32765 is a small molecule tyrosine kinase inhibitor. When immune cells called B-lymphocytes are overactive, the immune system produces inflammatory cells and antibodies that begin to attack the body's own tissue, leading to autoimmune diseases such as rheumatoid arthritis. We are developing compounds that can inhibit an enzyme, known as BTK, which is required for early B-cells to mature into fully functioning cells. In published studies, these compounds have demonstrated a dose dependent ability to inhibit disease development in rheumatoid arthritis animal models. Recent studies have shown that these compounds may inhibit the proliferation of lymphoma cells, or malignancies involving B-cells, indicating their potential for treatment of certain lymphomas and leukemias. We are conducting the required preclinical safety studies to support the potential filing of an IND application with the FDA.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2007, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

Share-based Compensation

We adopted SFAS 123R, Share-Based Payments, effective beginning July 1, 2005 using the modified prospective application transition method. The modified prospective application transition method requires that companies recognize compensation expense on new share-based payment awards and existing share-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of the July 1, 2005 shall be recognized as the requisite service is rendered.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. Expected volatility is based on historical volatility data of the company's stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the company's options.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for the Company in fiscal years beginning July 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement on its consolidated financial position, results of operations and cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which, among other things, requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. The provisions of FIN 48 will be effective for us on July 1, 2007.  We are currently evaluating the impact of adopting FIN 48 on the financial statements, but we do not expect its adoption to have a significant effect.

Results of Operations

Revenues

The following table summarizes the period over period changes in our revenue over the last three fiscal years:

                                 2007    Change     2006    Change     2005
                               --------- -------  --------- -------  ---------
Grant and contract revenues   $ 126,000     -30% $ 181,000      --  $      --

Revenues in fiscal years 2007 and 2006 were the result of a federal grant awarded by the National Institutes of Health (NIH). Work under this grant was completed in fiscal year 2007.

Research and Development Expenses

The following table summarizes the period over period changes in our research and development (R&D) expenses over the last three fiscal years:

                             2007      Change       2006      Change       2005
                          ----------- ---------  ----------- ---------  -----------
Research and development
  expenses               $21,115,000       -18% $25,737,000         3% $24,964,000

R&D expenses in fiscal 2007 decreased by $4,622,000 compared to fiscal 2006 primarily due to a decrease of $1,880,000 in outside clinical trial costs due to the completion of the SMART trial, a decrease of $1,150,000 in share-based compensation expense, a decrease of $1,035,000 in drug manufacturing costs and a decrease of $944,000 in personnel and consulting expenses due to lower average headcount and reduced use of consultants. These cost decreases were partially offset by an increase of $1,004,000 in preclinical study costs.

R&D expenses in fiscal 2006 increased by $773,000 compared to fiscal 2005 primarily due to an increase of $2,908,000 in share-based compensation and an increase of $1,358,000 in drug manufacturing costs, partially offset by a $3,192,000 decrease in third-party clinical trial costs.

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

                                                                                               Related R&D Expenses
                                                                                               Years ended June 30,
                                                                                     -------------------------------------
                                                                          Estimated
                                                       Phase of           Completion
Product                Description                    Development          of Phase     2007         2006         2005
----------- --------------------------------- --------------------------- ---------- -----------  -----------  -----------
Xcytrin     Cancer                              Several Phase 1 trials    Unknown   $ 7,680,000  $14,331,000  $16,045,000
                                                Several Phase 2 trials    Unknown
                                                        Phase 3          Fiscal 2006

HDAC        Cancer                                      Phase 1           Unknown     2,547,000      235,000          ---
Inhibitors

Btk         Cancer                                   Pre-clinical         Unknown     1,150,000       19,000          ---
Inhibitors

Factor VIIa Cancer                                   Pre-clinical         Unknown       919,000        3,000          ---
Inhibitor

OTHER                                                                                    50,000      650,000      708,000
                                                                                     -----------  -----------  -----------
            Total direct costs.....................................................  12,346,000   15,238,000   16,753,000
            Indirect costs.........................................................   8,769,000   10,499,000    8,211,000
                                                                                     -----------  -----------  -----------
            Total research and
               development costs................................................... $21,115,000  $25,737,000  $24,964,000
                                                                                     ===========  ===========  ===========

Research and development expenses decreased $4,622,000, or 18%, for the year ended June 30, 2007 compared to the year ended June 30, 2006, and were primarily comprised of the following:

  Xcytrin program costs decreased $6,651,000, or 46%, primarily due to:

— a $2,315,000 decrease in personnel costs and a decrease of $1,901,000 in third-party clinical trial costs due to the completion of the SMART trial.

— a $1,564,000 decrease in drug costs as we did not manufacture any Xcytrin in fiscal 2007.
  HDAC, Btk and Factor VIIa program costs increased a total of $4,359,000 as we continued the development of compounds acquired from Celera Genonmics late in fiscal 2006.
  Indirect costs decreased $1,730,000, or 16%, primarily due to a decrease in share-based compensation expense.

Research and development expenses decreased $773,000, or 3%, for the year ended June 30, 2006 compared to the year ended June 30, 2005, and were primarily comprised of the following:

  Xcytrin program costs decreased $1,714,000, or 11%, primarily due to:

— a $3,118,000 decrease in third-party clinical trial costs and related clinical trial activities as we completed our Phase 3 SMART trial in December 2005.

— an increase in drug costs of $1,438,000 as we purchased an additional drug intermediate.

  Indirect costs increased $2,310,000, or 28%, primarily due to an increase in share-based compensation expense of $2,908,000.

We expect research and development expenses in the first half of fiscal 2008 to increase over the comparable period of fiscal 2007.

General and Administrative Expenses. The following table summarizes the period over period changes in our general and administrative (G&A) expenses over the last three fiscal years.

                               2007     Change       2006      Change       2005
                            ---------- ---------  ----------- ---------  ----------
General and
  administrative expenses  $7,403,000       -38% $11,919,000        51% $7,905,000

G&A expenses in fiscal 2007 decreased by $4,516,000 compared to fiscal 2006 primarily due to a decrease of $2,032,000 in share-based compensation expense, a decrease of $1,325,000 in personnel expenses due to a reduction in employee headcount and a decrease of $1,056,000 in commercialization expenses related to reduced activities associated with the results of the SMART trial released in December 2005.

G&A expenses in fiscal 2006 increased by $4,014,000 as compared to fiscal 2005 primarily due to an increase of $3,307,000 in share-based compensation expense and a $720,000 increase in personnel costs to support our business.

We expect general and administrative expenses in the first half of fiscal 2008 to decrease over the comparable period of fiscal 2007.

Purchased In-Process Research and Development. Purchased in-process research and development expense for the years ended June 30, 2007, 2006 and 2005 was $0, $6,647,000 and $0, respectively. The amount in fiscal 2006 was due to our acquisition, in April 2006, of multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business. One drug candidate is in a Phase 1 clinical trial while the other drug candidates are in pre-clinical development. Total consideration paid was $6,647,000 which consisted of 1,000,000 shares of our common stock, $2,000,000 of cash and $147,000 of transaction costs. We recorded an expense of $6,647,000 related to the consideration for the acquired drug candidates which had not yet reached technological feasibility and had no alternative future use due to the early stage of development and the significant regulatory requirements remaining.

Interest and Other, Net. Interest and other, net, was $2,175,000, $1,964,000 and $1,821,000 for the years ended June 30, 2007, 2006 and 2005, respectively. The increases in the years ended June 30, 2007 and 2006 were primarily due to higher average interest rates earned on the company's investments.

Income Taxes. At June 30, 2007, we had net operating loss carryforwards of approximately $300,554,000 for federal income tax reporting purposes and tax credit carryforwards of approximately $9,841,000 for federal reporting purposes. These amounts expire at various times through 2027. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and tax credit carryforwards that can be carried forward may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. Such an annual limitation may result in the expiration of net operating losses before utilization. A full valuation allowance has been established for the company's deferred tax assets since realization of such assets through the generation of future taxable income is uncertain. See Note 6 of "Notes to Financial Statements."

Liquidity and Capital Resources

Our principal sources of working capital since inception have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income. Since inception, we have used approximately $284,104,000 of cash for operating activities and approximately $15,979,000 of cash for the purchase of laboratory and office equipment, leasehold improvements, and payments under capital lease agreements.

As of June 30, 2007, we had approximately $38,762,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities was $23,407,000, $31,674,000 and $29,930,000 for the years ended June 30, 2007, 2006 and 2005, respectively, and resulted primarily from operating losses adjusted for non-cash expenses and changes in accounts payable, accrued liabilities, prepaid expenses and other assets.

Net cash provided by (used by) investing activities of $(9,028,000), $25,731,000 and $42,841,000 in the years ended June 30, 2007, 2006 and 2005, respectively, primarily consisted of the net effect of purchases, maturities and sales of marketable securities.

Net cash provided by financing activities of $22,093,000, $559,000 and $748,000 in the years ended June 30, 2007, 2006 and 2005, respectively, primarily consisted of proceeds from the sale of common stock, the exercise of stock options and the sale of stock under the company's employee stock purchase plan.

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

In August 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase, at our discretion, up to $20.0 million of our common stock, or 4,189,337 shares, whichever occurs first, at a discount of 5% to 7%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 18 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock if the price of our common stock falls below $3.00 per share. We to date, have not sold any stock to Azimuth.

Our future contractual obligations at June 30, 2007 are as follows:

                                        Operating
                                          Lease
                                       Commitments
                                       -----------

Less than 1 year .................... $   952,000
1-3 years ...........................   1,433,000
                                       -----------
  Total ............................. $ 2,385,000
                                       ===========

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2007 would have potentially declined by $212,000.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio (in thousands, except interest rates):

                                       Fiscal Year
                                -------------------------              Fair Value
                                  2008       2009           Total    at June 30, 2007
                                ---------  ---------      ---------  ----------------

Marketable securities ........ $  17,932  $   8,898      $  26,830  $        26,821

Weighted-average interest rate      5.28%      5.37%          5.31%              --

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pharmacyclics, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Pharmacyclics, Inc. (a development stage enterprise) at June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007 and, cumulatively, for the period from April 19, 1991 (date of inception) to June 30, 2007 at in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

San Jose, California
September 13, 2007

PHARMACYCLICS, INC.
(a development stage enterprise)

BALANCE SHEETS
(in thousands, except share and per share amounts)

                                                                   June 30,
                                                              --------------------
                                                                2007       2006
                                                              ---------  ---------
                           ASSETS
Current assets:
  Cash and cash equivalents ................................ $  11,941  $  22,283
  Marketable securities ....................................    26,821     18,194
  Prepaid expenses and other current assets ................       961        961
                                                              ---------  ---------
          Total current assets .............................    39,723     41,438
Property and equipment, net ................................       849        764
Other assets ...............................................       523        527
                                                              ---------  ---------
                                                             $  41,095  $  42,729
                                                              =========  =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................... $   1,426  $   1,908
  Accrued liabilities ......................................     1,189      1,431
                                                              ---------  ---------
          Total current liabilities ........................     2,615      3,339
Deferred rent ..............................................        79         70
                                                              ---------  ---------
          Total liabilities ................................     2,694      3,409
                                                              ---------  ---------
Commitments (Note 2 and 7)

Stockholders' equity:
  Preferred stock, $0.0001 par value; 1,000,000 shares
    authorized at June 30, 2007 and 2006; no shares
    issued and outstanding .................................        --         --
  Common stock, $0.0001 par value; 49,000,000 shares
    authorized at June 30, 2007 and 2006; shares issued
    and outstanding -- 25,968,189 at June 30, 2007
    and 20,946,694 at June 30, 2006 ........................         3          2
  Additional paid-in capital ...............................   353,560    328,386
  Accumulated other comprehensive loss .....................        (9)      (132)
  Deficit accumulated during development stage .............  (315,153)  (288,936)
                                                              ---------  ---------
          Total stockholders' equity .......................    38,401     39,320
                                                              ---------  ---------
                                                             $  41,095  $  42,729
                                                              =========  =========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                            Period
                                                                             from
                                                                          Inception
                                                                      (April 19, 1991)
                                               Year Ended June 30,         through
                                         -------------------------------   June 30,
                                           2007       2006       2005        2007
                                         ---------  ---------  ---------  ----------
Revenues:
  License and milestone revenues....... $      --  $      --  $      --  $    7,855
  Grant and contract revenues .........       126        181         --       6,154
                                         ---------  ---------  ---------  ----------
          Total revenues ..............       126        181         --      14,009
                                         ---------  ---------  ---------  ----------
Operating expenses:
  Research and development* ...........    21,115     25,737     24,964     293,742
  General and administrative* .........     7,403     11,919      7,905      68,809
  Purchased in-process research
     and development ..................        --      6,647         --       6,647
                                         ---------  ---------  ---------  ----------
          Total operating expenses ....    28,518     44,303     32,869     369,198
                                         ---------  ---------  ---------  ----------
Loss from  operations .................   (28,392)   (44,122)   (32,869)   (355,189)
Interest income .......................     2,175      1,964      1,821      41,600
Interest expense and other
   income (expense), net ..............        --         --         --      (1,564)
                                         ---------  ---------  ---------  ----------
Net loss .............................. $ (26,217) $ (42,158) $ (31,048) $ (315,153)
                                         =========  =========  =========  ==========

Basic and diluted net loss per share .. $   (1.08) $   (2.12) $   (1.57)
                                         =========  =========  =========
Shares used to compute basic
and diluted net loss per share ........    24,175     19,889     19,720
                                         =========  =========  =========

  *Includes non-cash share-based
   compensation of the following:
     Research and development ......... $   1,782  $   2,932  $      24  $    5,015
     General and administrative ....... $   1,300  $   3,332  $      25  $    5,248

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                           Period
                                                                                                            from
                                                                                                         Inception
                                                                                                      (April 19, 1991)
                                                                              Year Ended June 30,         through
                                                                        -------------------------------   June 30,
                                                                          2007       2006       2005        2007
                                                                        ---------  ---------  ---------  ----------
Cash flows from operating activities:
  Net loss ........................................................... $ (26,217) $ (42,158) $ (31,048) $ (315,153)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ...................................       439        588        703      14,637
     Amortization of premium/discount on marketable securities, net...      (137)      (145)       484         202
     Purchased in-process research and development ...................        --      4,500         --       4,500
     Share-based compensation ........................................     3,082      6,264         49      10,263
     Gain on sale of marketable securities ...........................        --         --         --          58
     Write-down of fixed assets ......................................        --         --         --         381
     Changes in assets and liabilities:
       Prepaid expenses and other assets .............................         4        293        175      (1,484)
       Accounts payable ..............................................      (482)    (1,207)       (51)      1,426
       Accrued liabilities ...........................................      (242)        73        230       1,189
       Deferred rent .................................................         9        (27)        12          79
                                                                        ---------  ---------  ---------  ----------
            Net cash used in operating activities ....................   (23,544)   (31,819)   (29,446)   (283,902)
                                                                        ---------  ---------  ---------  ----------
Cash flows from investing activities:
  Purchase of property and equipment .................................      (524)      (468)      (294)    (12,098)
  Proceeds from sale of property and equipment .......................        --         --         --         112
  Purchases of marketable securities .................................   (14,867)   (12,232)   (11,185)   (524,100)
  Proceeds from sales of marketable securities .......................        --         --     33,426      77,942
  Proceeds from maturities of marketable securities ..................     6,500     38,577     20,410     419,068
                                                                        ---------  ---------  ---------  ----------
            Net cash provided by (used in) investing activities ......    (8,891)    25,877     42,357     (39,076)
                                                                        ---------  ---------  ---------  ----------
Cash flows from financing activities:
  Issuance of common stock, net of issuance costs ....................    21,510        392        476     308,855
  Exercise of stock options ..........................................       583        167        272       6,431
  Proceeds from notes payable ........................................        --         --         --       3,000
  Issuance of convertible preferred stock, net of issuance costs .....        --         --         --      20,514
  Payments under capital lease obligations ...........................        --         --         --      (3,881)
                                                                        ---------  ---------  ---------  ----------
            Net cash provided by financing activities ................    22,093        559        748     334,919
                                                                        ---------  ---------  ---------  ----------
Increase (decrease) in cash and cash equivalents .....................   (10,342)    (5,383)    13,659      11,941
Cash and cash equivalents at beginning of period .....................    22,283     27,666     14,007          --
                                                                        ---------  ---------  ---------  ----------
Cash and cash equivalents at end of period ........................... $  11,941  $  22,283  $  27,666  $   11,941
                                                                        =========  =========  =========  ==========
Supplemental Disclosures of Cash Flow Information:
  Interest paid ...................................................... $      --  $      --  $      --  $    1,269

Supplemental Disclosure of Non-Cash Investing and Financing Activities
  Property and equipment acquired under capital lease obligations ....        --         --         --       3,881
  Warrants issued ....................................................        --         --         --          49
  Conversion of notes payable and accrued interest
    into convertible preferred stock .................................        --         --         --       3,051

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the period from inception (April 19, 1991) through June 30, 2007
(in thousands, except share and per share amounts)

                                                                                                                        Deficit
                                                  Convertible                                          Accumulated    Accumulated
                                               Preferred Stock         Common Stock      Additional       other         During
                                           --------------------- ----------------------   Paid-in     Comprehensive   Development
                                             Shares      Amount     Shares      Amount    Capital     Income (Loss)      Stage       Total
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Issuance of common stock for cash at
  $0.02 per share ........................         --  $     --      400,000  $     --  $        6  $            --  $        --  $        6
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1991 .................         --        --      400,000        --           6               --           --           6
Issuance of common stock for cash at an
  average price of $0.02 per share .......         --        --       97,111        --           2               --           --           2
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $1.32 per share ....  2,040,784        --           --        --       2,667               --           --       2,667
Net loss .................................         --        --           --        --          --               --         (523)       (523)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1992 .................  2,040,784        --      497,111        --       2,675               --         (523)      2,152
Issuance of common stock for cash at an
  average price of $0.06 per share .......         --        --       49,000        --           3               --           --           3
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  $4.88 per share ........................  1,580,095        --           --        --       7,674               --           --       7,674
Net loss .................................         --        --           --        --          --               --       (3,580)     (3,580)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1993 .................  3,620,879        --      546,111        --      10,352               --       (4,103)      6,249
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.12 per share .....................         --        --      324,188        --          38               --           --          38
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $8.63 per share ....    886,960        --           --        --       7,623               --           --       7,623
Net loss .................................         --        --           --        --          --               --       (5,141)     (5,141)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1994 .................  4,507,839        --      870,299        --      18,013               --       (9,244)      8,769
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.24 per share .....................         --        --       38,403        --           9               --           --           9
Issuance of warrants .....................         --        --           --        --          49               --           --          49
Net loss .................................         --        --           --        --          --               --      (10,479)    (10,479)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1995 .................  4,507,839        --      908,702        --      18,071               --      (19,723)     (1,652)
Issuance of convertible preferred stock
  for notes payable and accrued interest
  at an average of $8.63 per share .......    353,483        --           --        --       3,051               --           --       3,051
Issuance of convertible preferred stock
  for cash, net of issuance costs, at an
  average price of $8.63 per share .......    295,649        --           --        --       2,550               --           --       2,550
Issuance of common stock upon initial
  public offering, net of issuance
  costs, for cash at $12 per share .......         --        --    2,383,450         1      26,042               --           --      26,043
Conversion of convertible preferred stock
  into common stock ...................... (5,156,971)       --    5,156,971        --          --               --           --          --
Issuance of common stock upon exercise of
  stock options at an average exercise
  price of $1.33 per share ...............         --        --       91,922        --         122               --           --         122
Issuance of common stock upon
  exercise of purchase rights at an
  exercise price of $10.20 per
  share ..................................         --        --        8,379        --          86               --           --          86
Share-based compensation expense .........         --        --           --        --          26               --           --          26
Net loss .................................         --        --           --        --          --               --       (8,235)     (8,235)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1996 .................         --        --    8,549,424         1      49,948               --      (27,958)     21,991
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $16.93 per share ......         --        --    1,442,190        --      24,420               --           --      24,420
Issuance of common stock upon exercise
  of stock options at an average price
  of $2.74 per share .....................         --        --       96,283        --         264               --           --         264
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $10.51 per share ..............         --        --       14,557        --         153               --           --         153
Share-based compensation expense .........         --        --           --        --         126               --           --         126
Net loss .................................         --        --           --        --          --               --      (10,258)    (10,258)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1997 .................         --        --   10,102,454         1      74,911               --      (38,216)     36,696
Issuance of common stock, net of
  issuance costs, for cash at $21.75
  per share ..............................         --        --    2,012,500        --      40,796               --           --      40,796
Issuance of common stock upon exercise
  of stock options at an average
  price of $6.57 per share ...............         --        --       88,933        --         584               --           --         584
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $14.36 per share ..............         --        --       10,372        --         149               --           --         149
Issuance of common stock upon exercise
  of warrants ............................         --        --       80,033        --          --               --           --          --
Share-based compensation expense .........         --        --           --        --          91               --           --          91
Net loss .................................         --        --           --        --          --               --       (9,675)     (9,675)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1998 .................         --        --   12,294,292         1     116,531               --      (47,891)     68,641
Issuance of common stock upon exercise
  of stock options at an average price
  of $5.10 per share .....................         --        --       75,275        --         384               --           --         384
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $12.77 per share ..............         --        --       13,643        --         174               --           --         174
Issuance of common stock upon exercise
  of warrants ............................         --        --       45,661        --          --               --           --          --
Share-based compensation expense .........         --        --           --        --          89               --           --          89
Change in unrealized gain (loss) on
  marketable securities ..................         --        --           --        --          --              (85)          --         (85)
Net loss .................................         --        --           --        --          --               --      (19,246)    (19,246)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (19,331)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1999 .................         --        --   12,428,871         1     117,178              (85)     (67,137)     49,957
Issuance of common stock upon exercise
  of stock options at an average price
  of $13.88 per share ....................         --        --      102,372        --       1,421               --           --       1,421
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $25.62 per share ..............         --        --       11,213        --         287               --           --         287
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $44.36 per share ......         --        --    3,465,000         1     153,711               --           --     153,712
Share-based compensation expense .........         --        --           --        --          88               --           --          88
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --             (421)          --        (421)
Net loss .................................         --        --           --        --          --               --      (23,630)    (23,630)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (24,051)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2000 .................         --        --   16,007,456         2     272,685             (506)     (90,767)    181,414
Issuance of common stock upon exercise
  of stock options at an average price
  of $16.17 per share ....................         --        --       93,528        --       1,512               --           --       1,512
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $27.89 per share ..............         --        --       15,386        --         429               --           --         429
Share-based compensation expense .........         --        --           --        --         326               --           --         326
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --            1,599           --       1,599
Net loss .................................         --        --           --        --          --               --      (30,925)    (30,925)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (29,326)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2001 .................         --        --   16,116,370         2     274,952            1,093     (121,692)    154,355
Issuance of common stock upon exercise
  of stock options at an average price
  of $13.93 per share ....................         --        --       13,257        --         183               --           --         183
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $8.32 per share ...............         --        --       58,169        --         484               --           --         484
Share-based compensation expense .........         --        --           --        --          91               --           --          91
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --             (930)          --        (930)
Net loss .................................         --        --           --        --          --               --      (36,575)    (36,575)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (37,505)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2002 .................         --        --   16,187,796         2     275,710              163     (158,267)    117,608
Issuance of common stock upon exercise
  of stock options at an average price
  of $1.03 per share .....................         --        --        3,397        --           3               --           --           3
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $2.64 per share ...............         --        --       38,908        --         103               --           --         103
Share-based compensation expense .........         --        --           --        --          13               --           --          13
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --              (19)          --         (19)
Net loss .................................         --        --           --        --          --               --      (28,298)    (28,298)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (28,317)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2003 .................         --        --   16,230,101         2     275,829              144     (186,565)     89,410
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $13.00 per share ......                         3,200,000                39,350                                    39,350
Issuance of common stock upon exercise
  of stock options at an average price
  of $4.91 per share .....................         --        --      181,136        --         889               --           --         889
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $4.90 per share ...............         --        --       36,680        --         180               --           --         180
Share-based compensation expense .........         --        --           --        --          18               --           --          18
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --             (394)          --        (394)
Net loss .................................         --        --           --        --          --               --      (29,165)    (29,165)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (29,559)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2004 .................         --        --   19,647,917         2     316,266             (250)    (215,730)    100,288
Issuance of common stock upon exercise
  of stock options at an average price
  of $4.46 per share .....................         --        --       61,014        --         272               --           --         272
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $5.24 per share ...............         --        --       90,704        --         476               --           --         476
Share-based compensation expense .........         --        --           --        --          49               --           --          49
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --              (43)          --         (43)
Net loss .................................         --        --           --        --          --               --      (31,048)    (31,048)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (31,091)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2005 .................         --        --   19,799,635         2     317,063             (293)    (246,778)     69,994
Issuance of common stock upon exercise
  of stock options and purchase rights at
  average price of $3.80 per share .......         --        --      147,059        --         559               --           --         559
Issuance of common stock for purchase
  of Celera assets                                 --        --    1,000,000        --       4,500               --           --       4,500
Share-based compensation expense .........         --        --           --        --       6,264               --           --       6,264
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --              161           --         161
Net loss .................................         --        --           --        --          --               --      (42,158)    (42,158)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (41,997)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2006 .................         --        --   20,946,694         2     328,386             (132)    (288,936)     39,320
Issuance of common stock, net of issuance
  costs, for cash at $4.75 per share ......        --        --    4,830,000         1      21,296               --           --      21,297
Issuance of common stock upon exercise
  of stock options and purchase rights at an
  average price $4.16 per share ...........        --        --      191,495        --         796               --           --         796
Share-based compensation expense ..........        --        --           --        --       3,082               --           --       3,082
Change in unrealized gain (loss) on
    marketable securities .................        --        --           --        --          --              123           --         123
Net loss ..................................        --        --           --        --          --               --      (26,217)    (26,217)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (26,094)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2007 ..................        --  $     --   25,968,189  $      3  $  353,560  $            (9) $  (315,153) $   38,401
                                           ===========  ======== ============  ========  ==========  ===============  ===========  ==========

The accompanying notes are an integral part of these financial statements.

48 - 54

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

Reclassifications

Certain reclassifications have been made to the prior period statements of cash flows to conform to the current year presentation. Effective this year, a new line titled "Amortization of premium/discount on marketable securities, net" is being presented in the statement of cash flows within cash flows from operating activities. This presentation has also been adopted for prior periods and accordingly, amounts previously included within the line titled "Proceeds from maturities of marketable securities" within cash from financing activities in the statement of cash flows have been reclassified. The reclassified amounts for fiscal 2006 and 2005 were ($145,000) and $484,000, respectively.

Basic and diluted net loss per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 5,589,114, 5,266,802 and 4,785,838 shares of common stock were outstanding at June 30, 2007, 2006 and 2005, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

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

The company's marketable securities consisted of the following (in thousands):

                                                         Net    Estimated
                                          Amortized  Unrealized    Fair
                                            Cost      Losses      Value
                                       ---------  ---------  ----------
June 30, 2007
Debt (state or political subdivision)... $   1,999  $      (6) $    1,993
Debt (corporate)........................    24,831         (3)     24,828
                                          ---------  ---------  ----------
                                         $  26,830  $      (9) $   26,821
                                          =========  =========  ==========

June 30, 2006
Debt (state or political subdivision)... $   2,499  $     (21) $    2,478
Debt (corporate)........................    15,827       (111)     15,716
                                          ---------  ---------  ----------
                                         $  18,326  $    (132) $   18,194
                                          =========  =========  ==========

At June 30, 2007 and 2006, all of the company's debt investments are classified as short-term, as the investments are available to fund the company's current operations. Unrealized gains were not material and have therefore been netted against unrealized losses. At June 30, 2007, the company's marketable securities had the following contractual maturities (in thousands):

                                                     Estimated
                                          Amortized    Fair
                                            Cost       Value
                                          ---------  ---------
Less than one year...................... $  17,932  $  17,916
Between one and two years...............     8,898      8,905
                                          ---------  ---------
                                         $  26,830  $  26,821
                                          =========  =========

Restricted investments

Under the company's lease agreement, it is required to maintain a $450,000 letter of credit as security for performance under the lease. The letter of credit is secured by a $450,000 certificate of deposit which is included in other assets at June 30, 2007 and 2006.

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

The company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of its products. The company also will be required to expend additional funds to establish commercial-scale manufacturing arrangements and to provide for the marketing and distribution of its products. Specifically, the company will require additional funds to commercialize its products. The company is unable to entirely fund these efforts with its current financial resources.

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

Income taxes

The company provides for income taxes using the asset and liability method. This method requires that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Fair value of financial instruments

The carrying value of the company's financial instruments including cash and cash equivalents, marketable securities, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Accounting for share-based compensation

The company adopted SFAS 123, Share-Based Payments, effective beginning July 1, 2005 using the modified prospective application transition method. The modified prospective application transition method requires that companies recognize compensation expense on new share-based payment awards and existing share-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of the July 1, 2005 shall be recognized as the requisite service is rendered. The effect of recording share-based compensation was as follows:

                                                           Year Ended
                                                  -----------------------------
                                                  June 30, 2007   June 30, 2006
                                                  --------------  -------------
Effect on net loss .............................  $  (3,082,000)  $ (6,264,000)

The following table illustrates the effect on net loss per common share if the company had applied the fair value recognition provisions of SFAS No. 123 in the year ended June 30, 2005:

                                             Year Ended
                                           June 30, 2005
                                         ------------------
Net loss, as reported                   $      (31,048,000)
Employee share-based compensation using
  the fair value based method                   (8,217,000)
                                         ------------------
Pro forma net loss                      $      (39,265,000)
                                         ==================
Basic and diluted net loss
  per share, as reported                $            (1.57)
                                         ==================
Pro forma basic and
  diluted net loss per share            $            (1.99)
                                         ==================

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model using the assumptions noted in the following table. Expected volatility is based on historical volatility data of the company's stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the company's options.

                                              Year Ended June 30,
                                        -------------------------------
                                           2007       2006       2005
                                        ----------  ---------  --------
Stock option plans:
  Expected dividend yield ............          0%        0%       0%
  Expected stock price volatility ....         73%       79%      75%
  Risk free interest rate ............       4.54%     4.90%    3.72%
  Expected life (years) ..............       4.61       4.98      5.06

Employee stock purchase plan:
  Expected dividend yield ............          0%        0%       0%
  Expected stock price volatility ....         54%       54%      77%
  Risk free interest rate ............       4.42%     4.42%    1.90%
  Expected life (years) ..............       1.25       1.25      1.25

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans during fiscal 2007, 2006 and 2005 was $1.84, $3.03 and $5.16 per share, respectively. The weighted average estimated grant date fair value of purchase awards under the company's employee stock purchase plan during fiscal 2007, 2006 and 2005 was $3.30, $3.30 and $3.32 per share, respectively.

As of June 30, 2007, $6,707,000 of total unrecognized compensation costs related to non-vested options are scheduled to be recognized over a weighted average period of 2.66 years and $130,000 of total unrecognized compensation costs related to purchase awards under the company's employee stock purchase plan are scheduled to be recognized over a weighted average period of 0.15 years. There were no capitalized share-based compensation costs at June 30, 2007.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for the Company in fiscal years beginning July 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement on its consolidated financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 did not have a material impact the company's results from operations or financial position.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which, among other things, requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. The provisions of FIN 48 will be effective for us on July 1, 2007.  We are currently evaluating the impact of adopting FIN 48 on the financial statements.

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

Note 3 - Balance Sheet Components:

Property and equipment consists of the following (in thousands):

                                                         June 30,
                                                    --------------------
                                                      2007       2006
                                                    ---------  ---------
Equipment ........................................ $   7,229  $   7,121
Leasehold improvements ...........................     2,976      2,976
Furniture and fixtures ...........................       870        864
                                                    ---------  ---------
                                                      11,075     10,961
Less accumulated depreciation and amortization ...   (10,226)   (10,197)
                                                    ---------  ---------
                                                   $     849  $     764
                                                    =========  =========

Accrued liabilities consist of the following (in thousands):

                                                         June 30,
                                                    --------------------
                                                      2007       2006
                                                    ---------  ---------
Employee compensation ............................ $   1,189  $   1,431
                                                    ---------  ---------
                                                   $   1,189  $   1,431
                                                    =========  =========

Note 4 - Stockholders' Equity:

Common stock

In November 2006, we completed a public offering of common stock and sold 4,830,000 shares of common stock at a price of $4.75 per share for net proceeds of approximately $21,300,000. In February 2007, we filed a registration statement on Form S-3 to offer and sell, from time to time, equity, debt securities and warrants in one or more offerings up to a total dollar amount of $100 million.

In August 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase, at our discretion, up to $20.0 million of our common stock, or 4,189,337 shares, whichever occurs first, at a discount of 5% to 7%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 18 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock if the price of our common stock falls below $3.00 per share. We to date, have not sold any stock to Azimuth.

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

The following table summarizes the company's stock option activity (in thousands, except per share amounts):

                                           Options Outstanding
                                          ---------------------
                                                      Weighted
                                                       Average
                                Shares                Exercise
                               Available              Price Per
                               for Grant    Number      Share
                              ----------- ----------  ---------
Authorized ..................      1,000         --  $      --
Granted .....................       (480)       480       0.19
                              ----------- ----------
Balance at June 30, 1993 ....        520        480       0.19
Exercised ...................         --       (324)      0.12
Granted .....................       (167)       167       2.22
Forfeited or expired ........          8         (8)      0.11
                              ----------- ----------
Balance at June 30, 1994 ....        361        315       1.37
Exercised ...................         --        (39)      0.24
Granted .....................       (193)       193       3.75
Forfeited or expired ........         38        (38)      1.82
                              ----------- ----------
Balance at June 30, 1995 ....        206        431       2.50
Authorized ..................        485         --
Exercised ...................         --        (92)      3.09
Granted .....................       (492)       492      10.03
Forfeited or expired ........         11        (11)      6.11
                              ----------- ----------
Balance at June 30, 1996 ....        210        820       9.20
Authorized ..................        842         --
Exercised ...................         --        (96)      2.74
Granted .....................       (569)       569      16.69
Forfeited or expired ........         31        (31)     12.21
                              ----------- ----------
Balance at June 30, 1997 ....        514      1,262      11.58
Authorized ..................        602         --
Exercised ...................         --        (89)      6.57
Granted .....................       (577)       577      25.33
Forfeited or expired ........        158       (158)     15.41
                              ----------- ----------
Balance at June 30, 1998 ....        697      1,592      16.43
Authorized ..................        524         --
Exercised ...................         --        (75)      5.10
Granted .....................       (671)       671      19.25
Forfeited or expired ........        221       (221)     20.37
                              ----------- ----------
Balance at June 30, 1999 ....        771      1,967      17.38
Authorized ..................        681         --
Exercised ...................         --       (103)     13.88
Granted .....................       (723)       723      56.97
Forfeited or expired ........         53        (53)     23.38
                              ----------- ----------
Balance at June 30, 2000 ....        782      2,534      28.70
Authorized ..................        811         --
Exercised ...................         --        (94)     16.17
Granted .....................       (947)       947      36.80
Forfeited or expired ........        114       (114)     45.70
                              ----------- ----------
Balance at June 30, 2001 ....        760      3,273      29.78

Authorized ..................        747         --
Exercised ...................         --        (13)     13.93
Granted .....................     (1,634)     1,634       8.76
Forfeited or expired ........        625       (625)     27.83
                              ----------- ----------
Balance at June 30, 2002 ....        498      4,269      21.82
Authorized ..................        162         --
Exercised ...................         --         (3)      1.03
Granted .....................       (749)       749       4.35
Forfeited or expired ........        837       (837)     25.30
                              ----------- ----------
Balance at June 30, 2003 ....        748      4,178      18.03
Authorized ..................        162         --
Exercised ...................         --       (181)      4.91
Granted .....................       (532)       532       9.53
Forfeited or expired ........        296       (296)     28.55
                              ----------- ----------
Balance at June 30, 2004 ....        674      4,233      16.78
Authorized ..................        700
Exercised ...................                   (61)      4.46
Granted .....................       (814)       814       8.08
Forfeited or expired ........        200       (200)     18.19
                              ----------- ----------
Balance at June 30, 2005 ....        760      4,786      15.40
Authorized ..................      1,000         --
Exercised ...................         --       (191)      7.02
Granted .....................     (1,351)     1,351       4.58
Forfeited or expired ........        679       (679)     12.85
                              ----------- ----------
Balance at June 30, 2006 ....      1,088      5,267      13.26
Exercised ....................        --       (133)      4.38
Granted ......................    (1,310)     1,310       3.01
Forfeited or expired .........       855       (855)     13.83
                              ----------- ----------
Balance at June 30, 2007 .....       633      5,589  $   10.98
                              =========== ==========

The total intrinsic value of stock options exercised during the years ended June 30, 2007, 2006 and 2005 were $64,000, $374,000 and $387,000, respectively. No income tax benefits were realized by the company in the years ended June 30, 2007, 2006 or 2005.

A summary of outstanding and vested stock options as of June 30, 2006 is as follows:

                                         Options Outstanding                          Options Vested
                      ----------------------------------------------------  -------------------------------------
                                     Weighted     Weighted                                Weighted
                                      Average      Average                                 Average
                        Number       Remaining    Exercise      Aggregate     Number      Exercise     Aggregate
Range of                  of        Contractual     Price       Intrinsic       of          Price      Intrinsic
Exercise Prices         Shares         Life       Per Share       Value       Shares      Per Share      Value
--------------------- -----------   -----------  -----------   -----------  -----------  -----------  -----------
   $2.64 - $2.64.....     32,810          9.76  $   2.64                        32,810  $      2.64
   $2.76 - $2.76.....    852,829          9.70      2.76                        54,182         2.76
   $3.08 - $4.13.....    357,359          9.03      3.35                        94,323         3.58
   $4.16 - $4.16.....  1,087,408          8.90      4.16                       307,270         4.16
   $4.25 - $4.47.....    627,062          5.53      4.38                       627,062         4.38
   $4.50 - $7.39.....    623,725          5.70      6.73                       591,268         6.78
   $7.43 - $9.99.....    559,395          7.91      8.08                       337,406         8.25
  $10.00 - $21.73....    559,838          4.19      15.26                      504,115        15.71
  $23.75 - $38.25....    611,993          2.89      28.46                      611,993        28.46
  $41.69 - $78.13....    276,695          2.99      57.03                      276,695        57.03
                      -----------                              -----------  -----------               -----------
                       5,589,114          6.78  $   10.98     $     2,625    3,437,124  $     15.28  $     2,625
                      ===========                              ===========  ===========               ===========

The company had outstanding exercisable options to purchase 5,015,019, 4,835,821, and 4,436,153 shares of common stock with a weighted average exercise price of $11.81, $13.94, and $16.05 at June 30, 2007, 2006, and 2005, respectively.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in fiscal 2007, 2006 and 2005 were 58,331, 82,851, and 90,704 shares of common stock at an average price of $3.66, $4.73, and $5.24 per share, respectively. Shares available for future purchase under the Purchase Plan are 260,807 at June 30, 2007.

Note 5 - Employee Benefit Plan:

The company maintains a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The company's matching contribution to the plan was $141,000, $185,000 and $151,000 for the years ended June 30, 2007, 2006 and 2005, respectively, and $846,000 for the period from inception (April 19, 1991) through June 30, 2007.

Note 6 - Income Taxes:

Deferred tax assets are summarized as follows (in thousands):

                                               June 30,
                                        ---------------------
                                           2007       2006
                                        ----------  ---------
Net operating loss carryforwards ..... $  106,548  $  99,630
Tax credit carryforwards .............     14,981     14,086
Capitalized start-up and R&D costs ...      6,547      5,019
Depreciation and amortization.........      3,613      3,676
Share-based compensation .............      2,078      1,510
Reserves and accruals.................        289        322
                                        ----------  ---------
Gross deferred tax assets ............    134,056    124,243
Less valuation allowance .............   (134,056)  (124,243)
                                        ----------  ---------
Net deferred tax assets .............. $       --  $      --
                                        ==========  =========

A full valuation allowance has been established for the company's deferred tax assets at June 30, 2007 and 2006 since realization of such assets through the generation of future taxable income is uncertain. The change in the valuation allowance was approximately $9,813,000, $16,545,000 and $14,046,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to the loss before income taxes as summarized below (in thousands):

                                               Year Ended June 30,
                                        -------------------------------
                                           2007       2006       2005
                                        ----------  ---------  --------
Tax benefit at statutory rate ........ $   10,047  $  16,511  $ 12,367

Research and development credits .....        852        978     1,485
Deferred tax assets not benefited ....     (9,813)   (15,457)  (14,059)
State NOL disallowed/expired .........         --     (1,088)       --
Share-based compensation .............       (620)      (970)       --
Other ................................       (466)        26       207
                                        ----------  ---------  --------
                                       $       --  $      --  $     --
                                        ==========  =========  ========

At June 30, 2007, the company had federal and state net operating loss carryforwards of approximately $300.5 million and $74.3 million, respectively. The federal and state net operating loss carryforwards will begin to expire in 2007. Federal and state tax credit carryforwards of $9.8 million and $7.5 million, respectively, are available to offset future taxable income. The federal tax credits will begin to expire in 2008. State research and development credits can be carried forward indefinitely.

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

Note 7 - Commitments:

The company leases its facility under a non-cancelable operating lease that expires in fiscal 2010. Future minimum lease payments under the non-cancelable operating leases are as follows (in thousands):

                                        Operating
                                          Lease
                                        Commitments
Year Ending June 30,                    ----------
--------------------------------------
2008.................................. $      952
2009..................................        946
2010..................................        487
                                        ----------
  Total minimum lease payments
     and operating lease income ...... $    2,385
                                        ==========

Rent expense for the years ended June 30, 2007, 2006 and 2005 was $996,000, $1,278,000 and $1,226,000, respectively, and $15,155,000 for the period from inception (April 19, 1991) through June 30, 2007. Sublease income was $0 for each of the years ended June 30, 2007, 2006 and 2005, and $924,000 from the period from inception (April 19, 1991) through June 30, 2007. The terms of the facility lease provide for rental payments on a graduated scale. The company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid at June 30, 2007.

Note 8 - Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

                                                            Quarter Ended
                                        --------------------------------------------------------
                                        September 30,   December 31,   March 31,      June 30,
                                        ------------    ------------  ------------  ------------
Fiscal 2007

Loss from operations ................. $     (6,983)   $     (6,496) $     (7,374) $     (7,539)
Net loss .............................       (6,491)         (5,977)       (6,759)       (6,990)

Basic and diluted net loss per share . $      (0.31)   $      (0.25) $      (0.26) $      (0.27)

Shares used in computation of basic
   and diluted net loss per share ....       20,968          23,837        25,938        25,958

                                                            Quarter Ended
                                        --------------------------------------------------------
                                        September 30,   December 31,   March 31,      June 30,
                                        ------------    ------------  ------------  ------------
Fiscal 2006

Loss from operations ................. $    (10,689)   $    (10,384) $     (7,842) $    (15,207)
Net loss .............................      (10,201)         (9,890)       (7,375)      (14,692)[1]

Basic and diluted net loss per share . $      (0.51)   $      (0.50) $      (0.37) $      (0.73)

Shares used in computation of basic
   and diluted net loss per share ....       19,830          19,878        19,904        19,944

[1] The net loss for the quarter ended June 30, 2006, includes $6,647,000 of purchased in-process research and development expense relating to the acquisition of multiple small molecule drug candidates from Celera Genomic

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

As of June 30, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management's Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2007.

Management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page 44 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting:

There has been no change in the company's internal control over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 is hereby incorporated by reference to the information under (i) the caption, "Election of Directors" and (ii) "Audit Committee," (iii) "Code of Business Conduct and

Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance," contained in the company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the information under the caption "Executive Compensation and Other Information" in the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to stock ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans are incorporated by reference to the information under the captions "Stock Ownership of Management and Certain Beneficial Owners" and "Securities Authorized For Issuance Under Equity Compensation Plans" in the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the information in the Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to Financial Statements under Item 8 on page 43.

(a) 2. Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a) 3. Exhibits

See Index to Exhibit beginning on page 71.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2007

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

Signature	Title	Date

/s/ RICHARD A. MILLER, M.D. Richard A. Miller, M.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2007

/s/ LEIV LEA Leiv Lea	Vice President, Finance and Administration and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	September 13, 2007

/s/ MILES R. GILBURNE Miles R. Gilburne	Director	September 13, 2007

/s/ JAMES L. KNIGHTON James L. Knighton	Director	September 13, 2007

/s/ RICHARD M. LEVY, PH.D. Richard M. Levy	Director	September 13, 2007

/s/ WILLIAM R. ROHN William R. Rohn	Director	September 13, 2007

/s/ CHRISTINE A. WHITE, M.D. Christine A. White, M.D.	Director	September 13, 2007

EXHIBITS INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit of the same number to Form 8-A12G/A filed on May 21, 2002).
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit of the same number to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
3.3	Amendment to the Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Periodic Report on Form 8-K filed on August 9, 2006).
3.4

Form of Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Incorporated by reference to Exhibit 3.2 to Form 8-A12G/ filed on May 21, 2002).

3.5

Certificate of Elimination of the Certificate of Designation of Series A Junior Participating Preferred Stock of Pharmacyclics, Inc. (Incorporated by reference to Exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 2006).

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

10.13+	The Company's 1995 Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Commission File No. 333-52881).
10.14+	The Company's 1995 Non-Employee Directors' Stock Option Plan (Incorporated by reference to Exhibit 99.7 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.15+	The Company's Employee Stock Purchase Plan as amended on June 3, 2005. (Incorporated by reference to Exhibit of the same number to the Annual Report on Form 10-K for the year ended June 30, 2005).
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

10.53*

Supply Agreement, dated August 17, 2001 by and between EMS-Dottikon AG and the Registrant (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

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

10.66+	Offer letter dated May 2, 2007, by and between the Company and Michael K. Inouye PDF provided as courtesy
23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (see page 70)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

________________

*Confidential treatment has been granted as to certain portions of this agreement.
+ Indicates a management contract or compensatory plan or arrangement.