Form 10-Q
period 2007-10-31
PHARMACYCLICS INC
filed 2007-10-31
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
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

As of October 31, 2007, there were 25,968,189 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

This quarterly report on Form 10-Q consists of 19 pages of which this is page 1. The Exhibits Index page immediately follows page 18.

Note: PDF provided as a courtesy

PHARMACYCLICS, INC.
Form 10-Q
Table of Contents

PHARMACYCLICS®, (the pentadentate logo.gif) Xcytrin® are registered U.S. trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                       September 30,   June 30,
                                                           2007          2007
                                                       ------------  ------------
                       ASSETS
   Current assets:
     Cash and cash equivalents ...................... $      8,419  $     11,941
     Marketable securities ..........................       23,904        26,821
     Prepaid expenses and other current assets ......        1,058           961
                                                       ------------  ------------
          Total current assets ......................       33,381        39,723
   Property and equipment, net ......................          760           849
   Other assets .....................................          523           523
                                                       ------------  ------------
                                                      $     34,664  $     41,095
                                                       ============  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable ............................... $      1,429  $      1,426
     Accrued liabilities ............................          912         1,189
                                                       ------------  ------------
          Total current liabilities .................        2,341         2,615
   Deferred rent ....................................           78            79
                                                       ------------  ------------
          Total liabilities .........................        2,419         2,694
                                                       ------------  ------------
   Stockholders' equity:
     Common stock ...................................            3             3
     Additional paid-in capital .....................      354,237       353,560
     Accumulated other comprehensive loss............          (12)           (9)
     Deficit accumulated during development stage....     (321,983)     (315,153)
                                                       ------------  ------------
         Total stockholders' equity .................       32,245        38,401
                                                       ------------  ------------
                                                      $     34,664  $     41,095
                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                            Period From
                                                                             Inception
                                                       Three Months Ended  (April 19, 1991)
                                                          September 30,        through
                                                       ------------------   September 30,
                                                         2007      2006         2007
                                                       --------  --------  --------------
Revenues:
     License and milestone revenues ................. $     --  $     --  $        7,855

     Contract and grant revenues ....................       --        19           6,154
                                                       --------  --------  --------------
            Total revenues ..........................       --        19          14,009
                                                       --------  --------  --------------
Operating expenses:
     Research and development* ......................    5,240     5,078         298,982

     General and administrative* ....................    2,067     1,924          70,876

     Purchased in-process research
        and development .............................       --        --           6,647
                                                       --------  --------  --------------
            Total operating expenses ................    7,307     7,002         376,505
                                                       --------  --------  --------------
Loss from operations ................................   (7,307)   (6,983)       (362,496)

Interest and other income, net ......................      477       492          40,513
                                                       --------  --------  --------------
Net loss ............................................ $ (6,830) $ (6,491) $     (321,983)
                                                       ========  ========  ==============

Basic and diluted net loss per share ................ $  (0.26) $  (0.31)
                                                       ========  ========
Shares used to compute basic and
   diluted net loss per share .......................   25,968    20,968
                                                       ========  ========

* Includes non-cash share-based compensation of
   the following:
     Research and development ....................... $    308  $    468  $        5,323
     General and administrative .....................      369       285  $        5,617

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                                 Period From
                                                                                                  Inception
                                                                             Three Months Ended (April 19, 1991)
                                                                                September 30,       through
                                                                            ------------------  September 30,
                                                                              2007      2006        2007
                                                                            --------  --------  --------------
Cash flows from operating activities:
   Net loss .............................................................. $ (6,830) $ (6,491) $     (321,983)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .........................................       92       122          14,729
   Amortization of premium/discount on marketable securities, net...........    (56)      (38)            146
   Purchased in-process research and development .........................       --        --           4,500
   Share-based compensation expense ......................................      677       753          10,940
   Gain on sale of marketable securities .................................       (9)       --              49
   Write-down of fixed assets ............................................       --        --             381
   Changes in assets and liabilities:
      Prepaid expenses and other assets ..................................      (97)       81          (1,581)
      Accounts payable ...................................................        3      (229)          1,429
      Accrued liabilities ................................................     (277)     (164)            912
      Deferred rent ......................................................       (1)       (2)             78
                                                                            --------  --------  --------------
         Net cash used in operating activities ...........................   (6,498)   (5,968)       (290,400)
                                                                            --------  --------  --------------
Cash flows from investing activities:
   Purchase of property and equipment ....................................       (3)     (269)        (12,101)
   Proceeds from sale of property and equipment ..........................       --        --             112
   Purchases of marketable securities ....................................       --      (948)       (524,100)
   Proceeds from maturities and sales of marketable securities ...........    2,979        --         499,989
                                                                            --------  --------  --------------
        Net cash provided by (used in) investing activities ..............    2,976    (1,217)        (36,100)
                                                                            --------  --------  --------------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs .......................       --        --         308,855
   Exercise of stock options .............................................       --       360           6,431
   Proceeds from notes payable ...........................................       --        --           3,000
   Issuance of convertible preferred stock, net of issuance costs ........       --        --          20,514
   Payments under capital lease obligations ..............................       --        --          (3,881)
                                                                            --------  --------  --------------
        Net cash provided by financing activities ........................       --       360         334,919
                                                                            --------  --------  --------------
Increase (decrease) in cash and cash equivalents .........................   (3,522)   (6,825)          8,419
Cash and cash equivalents at beginning of period .........................   11,941    22,283              --
                                                                            --------  --------  --------------
Cash and cash equivalents at end of period ............................... $  8,419  $ 15,458  $        8,419
                                                                            ========  ========  ==============

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements have been prepared by Pharmacyclics, Inc. (the company or Pharmacyclics), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The balance sheet at June 30, 2007 is derived from the audited balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Note 2 - Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 5,339,825 and 4,835,881 shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Note 3 - Share-Based Compensation:

The components of share-based compensation recognized in the company's statements of operations for the three months ended September 30, 2007 and since inception are as follows:

                                                               Period From
                                                                Inception
                                        Three Months ended   (April 19, 1991)
                                           September 30,         through
                                      -----------------------  September 30
                                          2007        2006         2007
------------------------------------  ----------- ----------- -------------
Research and development              $  308,000  $  468,000  $  5,323,000
General and administrative               369,000     285,000     5,617,000
                                      ----------- ----------- -------------
Total share-based compensation        $  677,000  $  753,000  $ 10,940,000
                                      =========== =========== =============

The following table summarizes the company's stock option activity for the three months ended September 30, 2007:

                                                        Options Outstanding
                                                   -----------------------------
                                                                      Weighted
                                        Shares                        Average
                                      Available                       Exercise
                                      for Grant       Number           Price
                                     ------------  ------------     ------------
Balance at June 30, 2007                 632,619     5,589,114     $      10.98
Options granted                          (82,632)       82,632             2.51
Options exercised                             --            --               --
Options forfeited or expired             331,921      (331,921)            9.78
                                     ------------  ------------
Balance at September 30, 2007           881,908     5,339,825            10.92
                                     ============  ============

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. There were no sales under the Purchase Plan in the three month periods ended September 30, 2007 and 2006. Shares available for future purchase under the Purchase Plan are 260,807 at September 30, 2007.

Note 4 - Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains (losses) on marketable securities that are excluded from the results of operations.

The company's comprehensive losses were as follows:

                                                 Three Months Ended
                                                    September 30,
                                            --------------------------
                                                2007          2006
                                            ------------  ------------
Net loss ................................. $ (6,830,000) $ (6,491,000)
Change in net unrealized losses
  on available-for-sale securities .......       (3,000)       93,000
                                            ------------  ------------
Comprehensive loss ....................... $ (6,833,000) $ (6,398,000)
                                            ============  ============

Note 5 - Income Taxes

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. We may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically, with no material impact to our financial results. In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of July 1, 2007 open tax years in major jurisdictions date back to 1991 due to the taxing authorities' ability to adjust operating loss carry forwards. The Company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

Note 6 - Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), "Fair Value Measurements" which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective the first quarter of our 2008 fiscal year with early adoption permitted. The adoption of SFAS No. 157 did not have a material impact on our results from operations or financial position.

In June 2007, the FASB ratified EITF Issue No. 07-3 ("EITF 07- 3"), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Earlier application is not permitted. Companies should report the effects of applying this issue prospectively for new contracts entered into on or after the effective date of this issue. We are currently evaluating the impact of this standard on our results of operations and our financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2007 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2007.

 The following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events, such as our future clinical and product development, financial performance and regulatory review of our product candidates. Our actual results could differ materially from any future performance suggested in this report as a result of various factors, including those discussed in Part II, Item IA, "Risk Factors", and elsewhere in this report, in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and in our other Securities and Exchange Commission reports and filings. All forward-looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

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

We have incurred significant operating losses since our inception in 1991, and as of September 30, 2007, had an accumulated deficit of approximately $322.0 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, obtain required regulatory approvals and successfully manufacture and market our products.

Xcytrin, our lead product candidate, is an anti-cancer drug being evaluated in various clinical trials. Based on the clinical activity seen in our initial Phase 3 trial in a subset of patients with brain metastases from non-small cell lung cancer (NSCLC), we conducted a pivotal Phase 3 clinical trial to confirm the potential clinical benefits observed in patients with brain metastases from non-small cell lung cancer. This trial, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, enrolled 554 patients with brain metastases from non-small cell lung cancer. The SMART trial was designed to compare the safety and efficacy of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin. The primary endpoint for the study was time to neurologic progression (TNP) as determined by a blinded events review committee.

In December 2006, we submitted a New Drug Application (NDA) to the Food and Drug Administration (FDA) for the use of Xcytrin in combination with radiation therapy for the treatment of patients with brain metastases from NSCLC. In February 2007, we received a refuse to file letter from the FDA citing failure to demonstrate statistically significant differences between treatment arms in the primary endpoint of the pivotal study to support approval. In the pivotal SMART trial, investigators found that patients given Xcytrin in addition to WBRT had a median time to neurologic progression of 15.4 months, compared to 10.0 months for patients who received only WBRT (p=0.12, hazard ratio=0.78), a trend in favor of Xcytrin. In April 2007, we requested that the FDA file our NDA over protest. File over protest is a procedure permitted by FDA regulations, which allows sponsors to have their NDA filed and reviewed when there is disagreement over the acceptability of the NDA. In April 2007, we announced that the FDA had filed our NDA. The Prescription Drug User Fee Act (PDUFA) date for completion of review by FDA is December 31, 2007. We do not anticipate presenting to an FDA oncology drug advisory committee (ODAC) meeting prior to our PDUFA date. The FDA has also designated Xcytrin as an orphan drug for the treatment of brain metastases arising from solid tumors.

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

Laboratory studies also demonstrate that PCI-24781 inhibits homologous recombination, a cellular mechanism of DNA repair. These data suggest that PCI- 24781 could be used successfully in combination with other cancer therapies that generate DNA damage repaired by homologous recombination, such as gamma- irradiation, cisplatin, and certain other chemotherapy drugs.

An HDAC-8 selective inhibitor is now in preclinical testing. We believe that this compound may exhibit more selectivity for certain types of cancer and may be useful for treatment of inflammatory and autoimmune diseases.

PCI-24783 is a small molecule inhibitor of Factor VIIa. This molecule selectively inhibits Factor VIIa when it is complexed with a protein called tissue factor (TF). In cancer, the Factor VIIa:TF complex is found in abundance in pancreatic, gastric, colon and other tumors, and triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. Laboratory studies and animal models indicate that inhibitors of Factor VIIa may block tumor growth and metastasis. We are conducting the required preclinical safety studies to support the potential filing of an Investigational New Drug (IND) application with the FDA.

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

Results of Operations

Revenues

                                        Three Months ended
                                           September 30,
                                      -----------------------     Percent
                                          2007        2006        change
------------------------------------  ----------- -----------  ------------
Contract and grant revenues           $       --  $   19,000        --

The decrease in contract and grant revenues for the three ended September 30, 2007 is the result of the completion of work associated with a federal grant awarded by the National Institutes of Health (NIH) in fiscal 2007.

Research and Development

                                         Three Months ended
                                            September 30,
                                      -----------------------    Percent
                                          2007        2006        change
------------------------------------  ----------- -----------  ------------
Research and development expenses     $5,240,000  $5,078,000        3%

The increase of 3% or $162,000 in research and development expenses for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily due to an increase of $838,000 in drug manufacturing costs associated with our HDAC, Factor VIIa and Btk programs, and $677,000 in preclinical costs related to our Factor VIIa program, partially offset by a reduction of $943,000 in personnel costs due to lower headcount and a reduction of $250,000 in consulting costs.

We expect research and development expenses in our fiscal second quarter to increase slightly as compared to our fiscal first quarter.

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

                                                                                      Related R&D Expenses
                                                                                       Three Months ended
                                                                                          September 30,
                                                                                    -----------------------
                                                                        Estimated
                                                     Phase of          Completion
Program                  Description                Development         of Phase        2007        2006
--------------- ----------------------------- ----------------------- ------------- ----------- -----------
XCYTRIN         Cancer                        Several Phase 1 trials  Unknown       $  977,000  $2,265,000
                                              Several Phase 2 trials  Unknown
                                              Phase 3                 Fiscal 2006

HDAC Inhibitors Cancer                        Phase 1                 Unknown          909,000     382,000

Btk Inhibitors  Lymphomas and                 Preclinical             Unknown          595,000          --
                autoimmune diseases

Factor VIIa     Cancer                        Preclinical             Unknown        1,071,000          --
Inhibitor                                                                           ----------- -----------

                Total direct costs.................................................  3,552,000   2,647,000
                Indirect costs.....................................................  1,688,000   2,431,000
                                                                                    ----------- -----------
                Total research and
                   development expenses............................................ $5,240,000  $5,078,000
                                                                                    =========== ===========

General and Administrative

                                        Three Months ended
                                           September 30,
                                      -----------------------    Percent
                                          2007        2006        change
------------------------------------  ----------- -----------  ------------

General and administrative expenses   $2,067,000  $1,924,000        7%

The increase of 7% or $143,000 in general and administrative expenses for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily due to a $272,000 increase in corporate communication expenses.

We expect general and administrative expenses in our fiscal second quarter to be approximately the same as in our fiscal first quarter.

Interest and Other, Net

                                         Three Months ended
                                            September 30,
                                      -----------------------    Percent
                                          2007        2006        change
------------------------------------  ----------- -----------  ------------

Interest and other, net               $  477,000  $  492,000       -3%

Interest and other, net did not change significantly between the first quarter of fiscal 2008 and the same period in fiscal 2007 as our investment balances and interest rates were similar in the two periods. Our cash equivalents and marketable securities consist primarily of fixed rate instruments.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income.

As of September 30, 2007, we had approximately $32,323,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $6,498,000 during the three months ended September 30, 2007, resulted primarily from our net loss, net of depreciation and amortization, share-based compensation expense and a decrease in accrued liabilities.

Net cash provided by investing activities of $2,976,000 in the three months ended September 30, 2007 consisted primarily of maturities and sales of marketable securities.

Net cash provided by financing activities was $0 in the three months ended September 30, 2007.

In August 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase, at our discretion, up to $20.0 million of our common stock, or 4,189,337 shares, whichever occurs first, at a discount of 5% to 7%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 18 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one percent of the aggregate dollar amount of common stock purchased by Azimuth. Azimuth is not required to purchase our common stock if the price of our common stock falls below $3.00 per share. To date, we have not sold any stock to Azimuth.

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

Our future contractual obligations at September 30, 2007 are as follows:

                                          Operating
                                            Lease
                                         Commitments
                                       ---------------
Remaining 9 months of fiscal 2008 ..   $      714,000
Fiscal 2009 ........................          946,000
Fiscal 2010 ........................          487,000
                                       ---------------
     Total .........................   $    2,147,000
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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2007, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. Expected volatility is based on historical volatility data of the company's stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the company does not expect substantially different exercise or post-

vesting termination behavior amongst its employee population. The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the company's options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2007 would have declined by approximately $129,000.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the first fiscal quarter of 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting: There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which have not materially changed other than as set forth below. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The FDA's Division of Drug Oncology Products often requests that an outside advisory panel review aspects of a sponsor's NDA. While we believe that our NDA qualifies for such a review, we do not anticipate presenting to an FDA oncology drug advisory committee (ODAC) meeting prior to our PDUFA date.

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

We have incurred significant operating losses since our inception in 1991 and, as of September 30, 2007, had an accumulated deficit of approximately $322.0 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products. If our lead product, Xcytrin, fails to receive regulatory approval on a timely basis, or at all, our ability to become profitable would be materially impacted. To date, we have not generated revenue from the commercial sale of our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

3.1	Amended and Restated Bylaws of Pharmacyclics, Inc. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
3.2	Amendment to Amended and Restated Bylaws of Pharmacyclics, Inc., dated September 17, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1	Section 1350 Certifications of CEO and CFO.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: October 31, 2007	By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: October 31, 2007	By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer and Secretary

EXHIBITS INDEX
Exhibit Number	Description
3.1	Amended and Restated Bylaws of Pharmacyclics, Inc. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
3.2	Amendment to Amended and Restated Bylaws of Pharmacyclics, Inc., dated September 17, 2007. PDF provided as courtesy
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO. PDF provided as courtesy
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO. PDF provided as courtesy
32.1	Section 1350 Certifications of CEO and CFO. PDF provided as courtesy