Form 10-Q
period 2007-12-31
PHARMACYCLICS INC
filed 2008-02-01
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
or
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

As of January 31, 2008 there were 25,994,490 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

This quarterly report on Form 10-Q consists of 23 pages of which this is page 1. The Exhibits Index page immediately follows page 22.

Note: PDF provided as a courtesy

PHARMACYCLICS, INC.
Form 10-Q
Table of Contents

PHARMACYCLICS®, (the pentadentate logo.gif) and Xcytrin® are registered U.S. trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                       December 31,    June 30,
                                                           2007          2007
                                                       ------------  ------------
                       ASSETS
   Current assets:
     Cash and cash equivalents ...................... $     19,164  $     11,941
     Marketable securities ..........................        7,955        26,821
     Prepaid expenses and other current assets ......          928           961
                                                       ------------  ------------
          Total current assets ......................       28,047        39,723
   Property and equipment, net ......................          691           849
   Other assets .....................................          523           523
                                                       ------------  ------------
                                                      $     29,261  $     41,095
                                                       ============  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable ............................... $      1,040  $      1,426
     Accrued liabilities ............................        1,083         1,189
                                                       ------------  ------------
          Total current liabilities .................        2,123         2,615
   Deferred rent ....................................           76            79
                                                       ------------  ------------
          Total liabilities .........................        2,199         2,694
                                                       ------------  ------------
   Stockholders' equity:
     Common stock ...................................            3             3
     Additional paid-in capital .....................      354,884       353,560
     Accumulated other comprehensive income (loss)...           18            (9)
     Deficit accumulated during development stage....     (327,843)     (315,153)
                                                       ------------  ------------
         Total stockholders' equity .................       27,062        38,401
                                                       ------------  ------------
                                                      $     29,261  $     41,095
                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                                                 Period From
                                                                                                  Inception
                                                       Three Months Ended   Six Months Ended  (April 19, 1991)
                                                          December 31,         December 31,        through
                                                       ------------------   -----------------    December 31,
                                                         2007      2006      2007     2006           2007
                                                       --------  --------   -------  --------   --------------
Revenues:
     License and milestone revenues ................. $     --  $     --  $    --   $    --             7,855

     Contract and grant revenues ....................       --        --        --        19            6,154
                                                       --------  --------   -------  --------   --------------
            Total revenues ..........................       --        --       --         19           14,009
                                                       --------  --------   -------  --------   --------------
Operating expenses:
     Research and development* ......................    4,462     4,810     9,702     9,888          303,444

     General and administrative* ....................    1,756     1,686     3,823     3,610           72,632

     Purchased in-process research
        and development .............................       --        --       --        --             6,647
                                                       --------  --------   -------  --------   --------------
            Total operating expenses ................    6,218     6,496    13,525    13,498          382,723
                                                       --------  --------   -------  --------   --------------
Loss from operations ................................   (6,218)   (6,496)  (13,525)  (13,479)        (368,714)

Interest and other income, net ......................      358       519       835     1,011           40,871
                                                       --------  --------   -------  --------   --------------
Net loss ............................................ $ (5,860) $ (5,977) $(12,690) $(12,468)        (327,843)
                                                       ========  ========   =======  ========   ==============

Basic and diluted net loss per share ................ $  (0.23) $  (0.25) $  (0.49) $  (0.56)
                                                       ========  ========   =======  ========
Shares used to compute basic and
   diluted net loss per share .......................   25,986    23,837    25,977    22,403
                                                       ========  ========   =======  ========

* Includes non-cash share-based compensation of
   the following:
     Research and development ....................... $    247  $    350  $   555   $   818
     General and administrative .....................      352       295      721       580

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                                 Period From
                                                                                                  Inception
                                                                             Six Months Ended  (April 19, 1991)
                                                                                December 31,       through
                                                                            ------------------   December 31,
                                                                              2007      2006         2007
                                                                            --------  --------  --------------
Cash flows from operating activities:
   Net loss .............................................................. $(12,690) $(12,468) $     (327,843)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .........................................      178       236          14,815
   Amortization (accretion) of premium (discount) on marketable
   securities, net                                                              (94)      (30)            108
   Purchased in-process research and development .........................       --        --           4,500
   Share-based compensation expense ......................................    1,276     1,398          11,539
   Gain (loss) on sale of marketable securities ..........................       (7)       --              51
   Write-down of fixed assets ............................................       --        --             381
   Changes in assets and liabilities:
      Prepaid expenses and other assets ..................................       33      (468)         (1,451)
      Accounts payable ...................................................     (386)     (723)          1,040
      Accrued liabilities ................................................     (106)       86           1,083
      Deferred rent ......................................................       (3)        2              76
                                                                            --------  --------  --------------
         Net cash used in operating activities ...........................  (11,799)  (11,967)       (295,701)
                                                                            --------  --------  --------------
Cash flows from investing activities:
   Purchase of property and equipment ....................................      (20)     (330)        (12,118)
   Proceeds from sale of property and equipment ..........................       --        --             112
   Purchases of marketable securities ....................................       --    (2,945)       (524,100)
   Proceeds from maturities and sales of marketable securities ...........   18,994     2,000         516,004
                                                                            --------  --------  --------------
        Net cash provided by (used in) investing activities ..............   18,974    (1,275)        (20,102)
                                                                            --------  --------  --------------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs .......................       48    21,420         308,903
   Exercise of stock options .............................................       --       583           6,431
   Proceeds from notes payable ...........................................       --        --           3,000
   Issuance of convertible preferred stock, net of issuance costs ........       --        --          20,514
   Payments under capital lease obligations ..............................       --        --          (3,881)
                                                                            --------  --------  --------------
        Net cash provided by financing activities ........................       48    22,003         334,967
                                                                            --------  --------  --------------
Increase in cash and cash equivalents ....................................    7,223     8,761          19,164
Cash and cash equivalents at beginning of period .........................   11,941    22,283              --
                                                                            --------  --------  --------------
Cash and cash equivalents at end of period ............................... $ 19,164  $ 31,044  $       19,164
                                                                            ========  ========  ==============

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - The Company and Summary of Significant Accounting Policies

The Company

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

We have incurred significant operating losses since our inception in 1991, and as of December 31, 2007, had an accumulated deficit of approximately $327.8 million. Based upon the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next nine months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. Currently, we are actively seeking partnership collaborations for our product candidates. If we are unsuccessful in obtaining a partnership for one or more of our product candidates, providing sufficient funding for our product development, we will be required to raise additional funds through the public or private sale of securities or bank debt or otherwise. If we are unable to raise additional capital sufficient to fund our current operations, we may be required to reduce operating expenses. Our actual capital requirements will depend on many factors, including the following:

  our ability to establish and the scope of any new partnership collaborations;
  the progress and success of preclinical studies and clinical trials of our product candidates; and
  the costs and timing of obtaining regulatory approvals.

Our estimate of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, we cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to respond to competitive pressures or unanticipated requirements, to develop our product candidates, and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operations.

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

Note 2 - Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 4,987,264 and 4,729,643 shares of common stock were outstanding at December 31, 2007 and 2006, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Note 3 - Share-Based Compensation:

The components of share-based compensation recognized in the company's statements of operations for the three and six months ended December 31, 2007 and 2006, and since inception are as follows:

                                                                                          Period From
                                                                                           Inception
                                        Three Months Ended         Six Months Ended      April 19, 1991
                                            December 31,              December 31,           through
                                      -----------------------  ------------------------   December 31,
                                          2007        2006          2007        2006          2007
------------------------------------  ----------- -----------  ------------ -----------  --------------
Research and development              $  247,000  $  350,000   $   555,000  $  818,000  $   5,570,000
General and administrative               352,000     295,000       721,000     580,000      5,969,000
                                      ----------- -----------  ------------ -----------  --------------
Total share-based compensation        $  599,000  $  645,000   $ 1,276,000  $1,398,000  $  11,539,000
                                      =========== ===========  ============ ===========  ==============

The following table summarizes the company's stock option activity for the six months ended December 31, 2007:

                                                        Options Outstanding
                                                   -----------------------------
                                                                      Weighted
                                        Shares                        Average
                                      Available                       Exercise
                                      for Grant       Number           Price
                                     ------------  ------------     ------------
Balance at June 30, 2007                 632,619     5,589,114     $      10.98
Options granted                         (176,513)      176,513             2.36
Options exercised                             --            --               --
Options forfeited                        778,363      (778,363)           10.70
                                     ------------  ------------     ------------
Balance at December 31, 2007           1,234,469     4,987,264            10.72
                                     ============  ============     ============

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in the six month periods ended December 31, 2007 and 2006 were 26,301 and 28,233 shares of common stock at an average price of $1.84 and $4.58, respectively. Shares available for future purchase under the Purchase Plan are 234,506 at December 31, 2007.

Note 4 - Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains (losses) on marketable securities that are excluded from the results of operations.

The company's comprehensive losses were as follows:

                                                 Three Months Ended          Six Months Ended
                                                     December 31,              December 31,
                                            --------------------------  --------------------------
                                                2007          2006          2007          2006
                                            ------------  ------------  ------------  ------------
Net loss ................................. $ (5,860,000) $ (5,977,000) $(12,690,000) $(12,468,000)
Change in net unrealized losses
  on available-for-sale securities .......       30,000        31,000        27,000       124,000
                                            ------------  ------------  ------------  ------------
Comprehensive loss ....................... $ (5,830,000) $ (5,946,000) $(12,663,000) $(12,344,000)
                                            ============  ============  ============  ============

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

In June 2007, the FASB ratified EITF Issue No. 07-3 ("EITF 07- 3"), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Earlier application is not permitted. Companies should report effects of applying this issue prospectively for new contracts entered into on or after the effective date of this issue. We are currently evaluating the impact of this standard on our results of operations and our financial position.

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

Overview

Pharmacyclics is a pharmaceutical company leveraging our small-molecule drug development expertise to build a pipeline in oncology and immune mediated diseases based on novel targets, pathways, and mechanisms. To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not expect to generate any product revenues until we receive the necessary regulatory and marketing approvals and launch one of our products, if at all.

We have incurred significant operating losses since our inception in 1991, and as of December 31, 2007, had an accumulated deficit of approximately $327.8 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, obtain required regulatory approvals and successfully manufacture and market our products.

Xcytrin® (motexafin gadolinium) Injection, is an anti-cancer drug being evaluated in various clinical trials. Based on the clinical activity seen in our initial Phase 3 trial in a subset of patients with brain metastases from non-small cell lung cancer (NSCLC), we conducted a pivotal Phase 3 clinical trial to confirm the potential clinical benefits observed in patients with brain metastases from non-small cell lung cancer. This trial, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, enrolled 554 patients with brain metastases from non-small cell lung cancer. The SMART trial was designed to compare the safety and efficacy of whole brain radiation therapy (WBRT) alone to WBRT plus Xcytrin. The primary endpoint for the study was time to neurologic progression (TNP) as determined by a blinded events review committee.

In the pivotal SMART trial, investigators found that patients given Xcytrin in addition to WBRT had a median time to neurologic progression of 15.4 months, compared to 10.0 months for patients who received only WBRT (p=0.12, hazard ratio=0.78. Although not statistically significant, the trend was in favor of Xcytrin. In April 2007, we announced that the FDA had filed our NDA over protest. In December 2007, we announced that the FDA determined that our NDA was non-approvable which will require us, among other things, to conduct additional studies and submit that data before the FDA will approve Xcytrin for marketing. We are seeking corporate partners to aid in the future development of Xcytrin. The FDA has also designated Xcytrin as an orphan drug for the treatment of brain metastases arising from solid tumors.

We also are evaluating Xcytrin for the treatment of a diverse range of cancer types and in various clinical situations including Xcytrin as a single agent and in combination with chemotherapy for treatment of recurrent lung cancer. We own the worldwide rights to Xcytrin.

We are also developing several other drugs to various molecular targets in oncology and autoimmune diseases.

PCI-24781 is a novel compound that inhibits all isoforms of histone deacetylase (HDAC) enzymes. In the cell nucleus, DNA is present with proteins as part of a tightly compacted complex called chromatin. HDAC enzymes play a role in modifying the structure of chromatin, allowing DNA transcription - a process by which DNA controls cellular activity - to occur. HDAC inhibitors appear to alter the transcription process. HDAC inhibitors target tumors through multiple mechanisms, and laboratory studies have shown that they can prompt cells to stop growing or die. This may happen through the expression of tumor suppressor genes, the prevention of angiogenesis, and the targeting of various critical proteins.

Laboratory studies also demonstrate that PCI-24781 inhibits homologous recombination, a cellular mechanism of DNA repair. These data suggest that PCI- 24781 could be used successfully in combination with other cancer therapies that generate DNA damage repaired by homologous recombination, such as gamma- irradiation, cisplatin, and certain other chemotherapy drugs.

PCI-24781 is now in a Phase 1 trial in patients with advanced solid tumors. The objective of the trial is to determine the safety and tolerability of an oral formulation of the drug, determine the maximum tolerated dose, and also to assess absorption and plasma levels of the drug. Studies indicate that PCI-24781 achieves sustained plasma levels following oral administration. We believe PCI- 24781 has desirable potency and pharmacokinetic properties, which may provide clinical advantages.

An HDAC-8 selective inhibitor is now in preclinical testing. We believe that this compound may exhibit more selectivity for certain types of cancer and may be useful for treatment of inflammatory and autoimmune diseases.

PCI-24783 is a small molecule inhibitor of Factor VIIa. This molecule selectively inhibits Factor VIIa when it is complexed with a protein called tissue factor (TF). In cancer, the Factor VIIa:TF complex is found in abundance in lung, breast, pancreatic, gastric, and colon tumors, and triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. Laboratory studies and animal models indicate that inhibitors of Factor VIIa may block tumor growth and metastasis. We are conducting the required preclinical safety studies to support the potential filing of an Investigational New Drug (IND) application with the FDA.

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

Results of Operations

Revenues

                                       Three Months Ended                       Six Months Ended
                                          December 31,                            December 31,
                                      -----------------------     Percent  --------------------------  Percent
                                          2007        2006        change       2007         2006       change
------------------------------------  ----------- -----------    --------- ----------- -------------- ---------
Contract and grant revenues           $       --  $       --        --     $       --  $      19,000     --

The decrease in contract and grant revenues for the three and six months ended December 31, 2007 is the result of the completion of work associated with a federal grant awarded by the National Institutes of Health (NIH) in fiscal 2007.

Research and Development

                                        Three Months Ended                     Six Months Ended
                                           December 31,                           December 31,
                                      -----------------------     Percent  --------------------------  Percent
                                          2007        2006        change       2007         2006       change
------------------------------------  ----------- -----------    --------- ----------- -------------- ---------
Research and development expenses     $4,462,000  $4,810,000        -7%    $9,702,000  $   9,888,000     -2%

The decrease of 7% or $348,000 in research and development expenses for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 was primarily due to a decrease of $781,000 in personnel costs due to lower headcount, a decrease in share-based compensation of $103,000 and a reduction of $225,000 in consulting costs partially offset by an increase of $736,000 in drug manufacturing costs associated with our HDAC, Factor VIIa and Btk programs.

The decrease of 2% or $186,000 in research and development expenses for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 was primarily due to a decrease of $1,724,000 in personnel costs due to lower headcount, a decrease in share-based compensation of $263,000 and a reduction of $475,000 in consulting costs partially offset by an increase of $1,574,000 in drug manufacturing costs and $831,000 in preclinical costs associated with our HDAC, Factor VIIa and Btk programs.

We expect research and development expenses in the second half of fiscal year 2008 to increase slightly as compared to the first half of fiscal 2008.

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

                                                                                      Related R&D Expenses    Related R&D Expenses
                                                                                       Three Months Ended       Six Months Ended
                                                                                           December 31,            December 31,
                                                                                    ----------------------- -------------------------
                                                                         Estimated
                                                      Phase of          Completion
    Program             Description                 Development          of Phase        2007        2006        2007        2006
--------------- ----------------------------- ----------------------- ------------- ----------- ----------- ------------ ------------
XCYTRIN         Cancer                        Several Phase 2 trials  Unknown       $  585,000  $1,926,000  $ 1,562,000  $ 4,192,000

HDAC Inhibitors Cancer                        Phase 1                 Fiscal 2009      933,000     463,000    1,842,000      845,000

Btk Inhibitors  Lymphomas and                 Preclinical             Fiscal 2009      966,000     198,000    1,561,000      343,000
                autoimmune diseases

Factor VIIa     Cancer                        Preclinical             Fiscal 2009      247,000      10,000    1,318,000       12,000
Inhibitor                                                                           ----------- ----------- ------------ ------------

                Total direct costs.................................................  2,731,000   2,597,000    6,283,000    5,392,000
                Indirect costs.....................................................  1,731,000   2,213,000    3,419,000    4,496,000
                                                                                    ----------- ----------- ------------ ------------
                Total research and
                   development expenses............................................ $4,462,000  $4,810,000  $ 9,702,000  $ 9,888,000
                                                                                    =========== =========== ============ ============

General and Administrative

                                         Three Months Ended                     Six Months Ended
                                             December 31,                          December 31,
                                      -----------------------     Percent  --------------------------  Percent
                                          2007        2006        change       2007         2006       change
------------------------------------  ----------- -----------    --------- ----------- -------------- ---------

General and administrative expenses   $1,756,000  $1,686,000        4%     $3,823,000  $   3,610,000     6%

The increase of 4% or $70,000 in general and administrative expenses for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, was primarily due to a $115,000 increase in corporate communication expenses and an increase of $109,000 in personnel costs, partially offset by a decrease of $169,000 in patent expenses.

The increase of 6% or $213,000 in general and administrative expenses for the six months ended December 31, 2007 compared to the six months ended December 31, 2006 was primarily due to an increase of $385,000 in corporate communication expenses partially offset by a decrease of $166,000 in patent expenses.

We expect general and administrative expenses in the second half of fiscal 2008 to be approximately the same as in first half of fiscal 2008.

Interest and Other, Net

                                        Three Months Ended                      Six Months Ended
                                            December 31,                           December 31,
                                      -----------------------     Percent  --------------------------  Percent
                                          2007        2006        change       2007         2006       change
------------------------------------  ----------- -----------    --------- ----------- -------------- ---------

Interest and other, net               $  358,000  $  519,000       -31%    $  835,000  $   1,011,000    -17%

Interest and other, net declined in both periods of fiscal 2008 as compared to fiscal 2007 due primarily to lower average investment balances. Our cash equivalents and marketable securities consist primarily of fixed rate instruments.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income.

As of December 31, 2007, we had approximately $27,119,000 in cash, cash equivalents and marketable securities. As of December 31, 2007, our portfolio of cash, cash equivalents and marketable securities had an average maturity of approximately 50 days and consisted of debt instruments of corporations and government entities with strong credit ratings.

Net cash used in operating activities of $11,799,000 during the six months ended December 31, 2007, resulted primarily from our net loss, net of depreciation and amortization, share-based compensation expense and a decrease in accounts payable.

Net cash provided by investing activities of $18,974,000 in the six months ended December 31, 2007 consisted primarily of maturities and sales of marketable securities. Net cash used in investing activities of $1,275,000 in the six months ended December 31, 2006 consisted primarily of purchases of marketable securities, net of maturities and sales of marketable securities.

Net cash provided by financing activities of $48,000 in the six months ended December 31, 2007 was due to sales of stock under the Company's employee stock purchase plan. Net cash provided by financing activities of $22,003,000 in the six months ended December 31, 2006, consisted primarily of proceeds from a public offering of common stock.

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

Our future contractual obligations at December 31, 2007 are as follows:

                                          Operating
                                            Lease
                                         Commitments
                                       ---------------
Remaining 6 months of fiscal 2008 ..   $      473,000
Fiscal 2009 ........................          946,000
Fiscal 2010 ........................          487,000
                                       ---------------
     Total .........................   $    1,906,000
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

Based upon the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next nine months.

We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. Currently, we are actively seeking partnership collaborations for our product candidates. If we are unsuccessful in obtaining a partnership for one or more of our product candidates, providing sufficient funding for our product development, we will be required to raise additional funds through the public or private sale of securities, bank debt or otherwise. If we are unable to raise additional capital sufficient to fund our current operations, we may be required to reduce operating expenses. Our actual capital requirements will depend on many factors, including the following:

  our ability to establish and the scope of any new partnership collaborations;
  the progress and success of preclinical studies and clinical trials of our product candidates; and
  the costs and timing of obtaining regulatory approvals.

Our estimate of the period of time through which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, we cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to respond to competitive pressures or unanticipated requirements, to develop our product candidates, and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operations.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2007, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2007 would have declined by approximately $35,000.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the second fiscal quarter of 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting: There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We are unable to entirely fund these efforts with our current financial resources. Currently, we are actively seeking partnership collaborations to help fund the development of our product candidates. If we are unsuccessful in obtaining a partnership for one or more of our product candidates, we will be required to raise additional funds through the public or private sale of securities, bank debt or otherwise.

We believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next nine months. We may, however, choose to raise additional funds before then. Our actual capital requirements will depend on many factors, including:

  our ability to establish new partnership collaboration arrangements;
  continued progress of our research and development programs;
  our ability to establish and maintain collaborative arrangements with third parties;
  progress with preclinical studies and clinical trials;
  the time and costs involved in obtaining regulatory approval;
  the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
  the amount and timing of capital equipment purchases; and
  competing technological and market developments.

In August 2006, we entered into a common stock purchase agreement with Azimuth Opportunity Ltd., which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $20 million of our common stock, or 4,189,337 shares, whichever occurs first, at a discount of 5% to 7%, to be determined based on our market capitalization at the start of each sale period. The term of the purchase agreement is 18 months. Upon each sale of our common stock to Azimuth under the purchase agreement, we have also agreed to pay Reedland Capital Partners a placement fee equal to one percent of the aggregate dollar amount of common stock purchased by Azimuth. Even though we have entered into this purchase agreement with Azimuth, Azimuth would not be required to purchase our common stock if the price of our common stock falls below $3.00 per share. In addition, the number of shares we are permitted to sell to Azimuth is limited by applicable NASDAQ rules. To date, no shares have been sold under this agreement. Furthermore, we may decide not to sell any shares of our common stock pursuant to this agreement.

We will need to raise any necessary additional funds through the public or private sale or securities, bank debt financings, collaborative arrangements with corporate partners or other sources that may be dilutive to existing stockholders or subject us to restrictive covenants. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. Additional funds may not be available on acceptable terms, if at all. Our failure to raise capital when needed and on acceptable terms would require us to reduce our operating expenses, delay or reduce the scope of or eliminate one or more of our research or development programs and would limit our ability to respond to competitive pressures or unanticipated requirements and to continue operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

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

In April 2007, we announced that the FDA had filed our NDA over protest. In December 2007, we announced that the FDA determined that our NDA was non-approvable which will require us, among other things, to conduct additional studies and submit that data before the FDA will approve Xcytrin for marketing. Performance and completion of additional clinical studies will require years of testing and, even if positive results are achieved, may not result in Xcytrin's approval.

We have a history of operating losses and we expect to continue to have losses in the future.

We have incurred significant operating losses since our inception in 1991 and, as of December 31, 2007, had an accumulated deficit of approximately $327.8 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. All of our product candidates are in the early stages of development and the commercialization of those products will not occur, if at all, for at least the next several years. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and to obtain required regulatory approvals and to successfully manufacture and market our proposed product. To date, we have not generated revenue from the commercial sale of our products.

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

We currently depend heavily and will depend heavily in the future on third parties for support in product development and clinical development of our products. The termination of a significant number of our existing collaborative arrangements, or our inability to establish and maintain collaborative arrangements could have a material adverse effect on our ability to complete clinical development of our products. Given our limited resources, it may be necessary to establish partnerships with other pharmaceutical companies that have greater financial and technical resources in order to successfully develop and commercialize our products. There is no assurance that such partnerships can be obtained, and if obtained, may require us to relinquish product rights that could affect the financial success of these products.

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

We are highly dependent on qualified scientific and management personnel. We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified management and personnel with pre-clinical and clinical experience. We will need to hire additional personnel as we continue to expand our research and development and partnering activities.

We face intense competition from other companies and research and academic institutions for qualified personnel. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco, California area. If we lose an executive officer, a manager of one of our programs, or a significant number of any of our staff or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes, raise additional capital or implement our business strategy may be adversely affected or prevented. In particular, if we lose additional members of our senior management team, we may not be able to find suitable replacements in a timely fashion or at all and our business may be harmed as a result.

The price of our common stock may be volatile.

The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the period beginning July 1, 2004 and ending January 31, 2008, the sales price for one share of our common stock reached a high of $12.86 per share and a low of $0.82 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

  the progress and results of our preclinical testing, clinical trials, product development and partnering activities;
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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On December 14, 2007, at the company's 2007 Annual Meeting of Stockholders, the following matters were submitted to and voted on by stockholders and were adopted:
  The election by the stockholders of Robert W. Duggan, Miles R. Gilburne, James L. Knighton, Richard M. Levy, Ph.D., Richard A. Miller, M.D. and Christine A. White, M.D.

  The results of the vote are as follows:

	Total Vote for Each Director	Total Vote Withheld from Each Director
Robert W. Duggan	21,441,499	633,555
Miles R. Gilburne	21,406,857	668,197
James L. Knighton	21,422,392	652,662
Richard M. Levy, Ph.D.	21,426,087	648,967
Richard A. Miller, M.D.	21,432,666	642,388
Christine A. White, M.D.	21,425,367	649,687

  The ratification of the appointment of PricewaterhouseCoopers LLP as the company's independent registered public accounting firm for the fiscal year ending June 30, 2008.

  The results of the vote are as follows:

For	Against	Abstain
21,706,176	307,873	61,005

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1	Section 1350 Certifications of CEO and CFO.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: January 31, 2008	By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: January 31, 2008	By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer and Secretary

EXHIBITS INDEX
Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO. PDF provided as courtesy
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO. PDF provided as courtesy
32.1	Section 1350 Certifications of CEO and CFO. PDF provided as courtesy