Form 10-Q
period 2008-04-29
PHARMACYCLICS INC
filed 2008-04-29
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

Large accelerated filer    ☐       Accelerated filer    ☐            Non-accelerated filer    ☐            Small reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): YES    ☐    NO    ☒

As of April 29, 2008 there were 25,994,490 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

This quarterly report on Form 10-Q consists of 23 pages of which this is page 1. The Exhibits Index page immediately follows page 22.

Note: PDF provided as a courtesy

PHARMACYCLICS, INC.
Form 10-Q
Table of Contents

PHARMACYCLICS®, (the pentadentate logo.gif) are registered U.S. trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                         March 31,     June 30,
                                                           2008          2007
                                                       ------------  ------------
                       ASSETS
   Current assets:
     Cash and cash equivalents ...................... $     16,279  $     11,941
     Marketable securities ..........................        4,993        26,821
     Prepaid expenses and other current assets ......          611           961
                                                       ------------  ------------
          Total current assets ......................       21,883        39,723
   Property and equipment, net ......................          633           849
   Other assets .....................................          523           523
                                                       ------------  ------------
                                                      $     23,039  $     41,095
                                                       ============  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable ............................... $      1,594  $      1,426
     Accrued liabilities ............................          754         1,189
                                                       ------------  ------------
          Total current liabilities .................        2,348         2,615
   Deferred rent ....................................           74            79
                                                       ------------  ------------
          Total liabilities .........................        2,422         2,694
                                                       ------------  ------------
   Stockholders' equity:
     Common stock ...................................            3             3
     Additional paid-in capital .....................      355,410       353,560
     Accumulated other comprehensive income (loss)...           27            (9)
     Deficit accumulated during development stage....     (334,823)     (315,153)
                                                       ------------  ------------
         Total stockholders' equity .................       20,617        38,401
                                                       ------------  ------------
                                                      $     23,039  $     41,095
                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                                                Period From
                                                                                                 Inception
                                                       Three Months Ended  Nine Months Ended   (April 19, 1991)
                                                       March 31,           March 31,              through
                                                       ------------------  ------------------    March 31,
                                                         2008      2007      2008      2007         2008
                                                       --------  --------  --------  --------  --------------
Revenues:
     License and milestone revenues ................. $     --  $     --  $     --  $     --  $        7,855

     Contract and grant revenues ....................       --        --                  19           6,154
                                                       --------  --------  --------  --------  --------------
            Total revenues ..........................       --        --                  19          14,009
                                                       --------  --------  --------  --------  --------------
Operating expenses:
     Research and development* ......................    5,120     5,669    14,822    15,557         308,564

     General and administrative* ....................    2,100     1,705     5,923     5,315          74,732

     Purchased in-process research
        and development .............................       --        --        --        --           6,647
                                                       --------  --------  --------  --------  --------------
            Total operating expenses ................    7,220     7,374    20,745    20,872         389,943
                                                       --------  --------  --------  --------  --------------
Loss from operations ................................   (7,220)   (7,374)  (20,745)  (20,853)       (375,934)

Interest and other income, net ......................      240       615     1,075     1,626          41,111
                                                       --------  --------  --------  --------  --------------
Net loss ............................................ $ (6,980) $ (6,759)  (19,670)  (19,227) $     (334,823)
                                                       ========  ========  ========  ========  ==============

Basic and diluted net loss per share ................ $  (0.27) $  (0.26)    (0.76)    (0.82)
                                                       ========  ========  ========  ========
Shares used to compute basic and
   diluted net loss per share .......................   25,994    25,938    25,983     23581
                                                       ========  ========  ========  ========

* Includes non-cash share-based compensation of
   the following:
     Research and development ....................... $    196  $    561  $    751  $  1,379  $        5,766
     General and administrative .....................      330       360      1051       940           6,299

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                                 Period From
                                                                                                  Inception
                                                                            Nine Months Ended   (April 19, 1991)
                                                                                 March 31,          through
                                                                            ------------------     March 31,
                                                                              2008      2007         2008
                                                                            --------  --------  --------------
Cash flows from operating activities:
   Net loss .............................................................. $(19,670) $(19,227) $     (334,823)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .........................................      263       343          14,900
   Amortization (accretion) of premium (discount) on marketable securities,    (123)      (78)             79
   Purchased in-process research and development .........................       --        --           4,500
   Share-based compensation expense ......................................    1,802     2,319          12,065
   Gain (loss) on sale of marketable securities ..........................       (7)       --              51
   Write-down of fixed assets ............................................       --        --             381
   Changes in assets and liabilities:
      Prepaid expenses and other assets ..................................      350      (140)         (1,134)
      Accounts payable ...................................................      168      (908)          1,594
      Accrued liabilities ................................................     (435)      (44)            754
      Deferred rent ......................................................       (5)        5              74
                                                                            --------  --------  --------------
         Net cash used in operating activities ...........................  (17,657)  (17,730)       (301,559)
                                                                            --------  --------  --------------
Cash flows from investing activities:
   Purchase of property and equipment ....................................      (47)     (447)        (12,145)
   Proceeds from sale of property and equipment ..........................       --        --             112
   Purchases of marketable securities ....................................       --   (14,867)       (524,100)
   Proceeds from maturities and sales of marketable securities ...........   21,994     6,500         519,004
                                                                            --------  --------  --------------
        Net cash provided by (used in) investing activities ..............   21,947    (8,814)        (17,129)
                                                                            --------  --------  --------------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs .......................       48    21,426         308,903
   Exercise of stock options .............................................       --       583           6,431
   Proceeds from notes payable ...........................................       --        --           3,000
   Issuance of convertible preferred stock, net of issuance costs ........       --        --          20,514
   Payments under capital lease obligations ..............................       --        --          (3,881)
                                                                            --------  --------  --------------
        Net cash provided by financing activities ........................       48    22,009         334,967
                                                                            --------  --------  --------------
Increase (decrease) in cash and cash equivalents .........................    4,338    (4,535)         16,279
Cash and cash equivalents at beginning of period .........................   11,941    22,283              --
                                                                            --------  --------  --------------
Cash and cash equivalents at end of period ............................... $ 16,279  $ 17,748  $       16,279
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

We have incurred significant operating losses since our inception in 1991, and as of March 31, 2008, had an accumulated deficit of approximately $334.8 million. Based upon our recent reduction in headcount and related expenses and the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. Currently, we are actively seeking partnership collaborations for our product candidates. If we are unsuccessful in obtaining a partnership for one or more of our product candidates, providing sufficient funding for our product development, we will be required to raise additional funds through the public or private sale of securities or bank debt or otherwise. If we are unable to raise additional capital sufficient to fund our current operations, we may be required to reduce operating expenses. Our actual capital requirements will depend on many factors, including the following:

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

Note 2 - Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 5,660,942 and 5,613,864 shares of common stock were outstanding at March 31, 2008 and 2007, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Note 3 - Share-Based Compensation

The components of share-based compensation recognized in the company's statements of operations for the three and nine months ended March 31, 2008 and 2007, and since inception are as follows:

                                                                                           Period From
                                                                                            Inception
                                        Three Months Ended         Nine Months Ended      April 19, 1991
                                             March 31,                  March 31,            through
                                      -----------------------  -------------------------  December 31,
                                          2008        2007          2008        2007          2008
------------------------------------  ----------- -----------  ------------ ------------  --------------
Research and development              $  196,000  $  561,000   $   751,000  $ 1,379,000  $   5,766,000
General and administrative               330,000     360,000     1,051,000      940,000      6,299,000

Total share-based compensation        $  526,000  $  921,000   $ 1,802,000  $ 2,319,000  $  12,065,000

The following table summarizes the company's stock option activity for the nine months ended March 31, 2008:

                                                        Options Outstanding
                                                   -----------------------------
                                                                      Weighted
                                        Shares                        Average
                                      Available                       Exercise
                                      for Grant       Number           Price
                                     ------------  ------------     ------------
Balance at June 30, 2007                 532,619     5,589,114     $      10.98
Options granted                       (1,461,017)    1,461,017             1.07
Options forfeited or expired           1,389,189    (1,389,189)           10.54
                                     ------------  ------------
Balance at March 31, 2008                460,791     5,660,942             8.53
                                     ============  ============

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in the nine month periods ended March 31, 2008 and 2007 were 26,301 and 28,233 shares of common stock at an average price of $1.84 and $4.58, respectively. Shares available for future purchase under the Purchase Plan are 234,506 at March 31, 2008.

Note 4 - Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains (losses) on marketable securities that are excluded from the results of operations.

The company's comprehensive losses were as follows:

                                                 Three Months Ended          Nine Months Ended
                                                       March 31,                 March 31,
                                            --------------------------  --------------------------
                                                2008          2007          2008          2007
                                            ------------  ------------  ------------  ------------
Net loss ................................. $ (6,980,000) $ (6,759,000) $(19,670,000) $(19,227,000)
Change in net unrealized losses
  on available-for-sale securities .......        9,000        30,000        36,000       154,000
                                            ------------  ------------  ------------  ------------
Comprehensive loss ....................... $ (6,971,000) $ (6,729,000) $(19,634,000) $(19,073,000)
                                            ============  ============  ============  ============

Note 5 - Income Taxes

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"), on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. We may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically, with no material impact to our financial results. In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of July 1, 2007 open tax years in major jurisdictions date back to 1991 due to the taxing authorities' ability to adjust operating loss carry forwards. The Company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

Note 6 - Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), "Fair Value Measurements" which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective the first quarter of our 2009 fiscal year.

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

We have incurred significant operating losses since our inception in 1991, and as of March 31, 2008, had an accumulated deficit of approximately $334.8 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, obtain required regulatory approvals and successfully manufacture and market our products.

Motexafin gadolinium (MGd), is an anti-cancer drug being evaluated in various clinical trials. Based on the clinical activity seen in our initial Phase 3 trial in a subset of patients with brain metastases from non-small cell lung cancer (NSCLC), we conducted a pivotal Phase 3 clinical trial to confirm the potential clinical benefits observed in patients with brain metastases from non- small cell lung cancer. This trial, known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial, enrolled 554 patients with brain metastases from non-small cell lung cancer. The SMART trial was designed to compare the safety and efficacy of whole brain radiation therapy (WBRT) alone to WBRT plus MGd. The primary endpoint for the study was time to neurologic progression (TNP) as determined by a blinded events review committee.

In the pivotal SMART trial, investigators found that patients given MGd in addition to WBRT had a median time to neurologic progression of 15.4 months, compared to 10.0 months for patients who received only WBRT (p=0.12, hazard ratio=0.78. Although not statistically significant, the trend was in favor of MGd. In April 2007, we announced that the FDA had filed our NDA over protest. In December 2007, we announced that the FDA determined that our NDA was non- approvable which will require us, among other things, to conduct additional studies and submit that data before the FDA will approve MGd for marketing. We are seeking corporate partners to aid in the future development of MGd. The FDA has also designated MGd as an orphan drug for the treatment of brain metastases arising from solid tumors.

We also are evaluating MGd for the treatment of a diverse range of cancer types and in various clinical situations including MGd as a single agent and in combination with chemotherapy for treatment of recurrent lung cancer. We own the worldwide rights to MGd.

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

PCI-27483 is a small molecule inhibitor of Factor VIIa. This molecule selectively inhibits Factor VIIa when it is complexed with a protein called tissue factor (TF). In cancer, the Factor VIIa:TF complex is found in abundance in lung, breast, pancreatic, gastric, and colon tumors, and triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. Laboratory studies and animal models indicate that inhibitors of Factor VIIa may block tumor growth and metastasis. Factor VIIa is also involved in blood coagulation and plays an important role in the increased incidence of thromboses seen in patients with cancer. We believe that PCI-27483 may be used for the treatment of cancer or cancer related thromboses. We are conducting the required preclinical safety studies to support the potential submission of an Investigational New Drug (IND) application with the FDA which is anticipated in the second half of calendar 2008.

PCI-32765 is an oral, small molecule tyrosine kinase inhibitor. When immune cells called B-lymphocytes are overactive, the immune system produces inflammatory cells and antibodies that begin to attack the body's own tissue, leading to autoimmune diseases such as rheumatoid arthritis. We are developing compounds that can inhibit an enzyme, known as Btk, which is required for immature B-cells to mature into fully functioning cells. In published studies, these compounds have demonstrated a dose dependent ability to inhibit disease development in animal models of rheumatoid arthritis and other immune diseases. Laboratory studies also have shown that these compounds may inhibit the proliferation of lymphoma cells, or malignancies involving B-cells, indicating their potential for treatment of certain lymphomas and leukemias. We are conducting the required preclinical safety studies to support the potential submission of an IND application with the FDA which is anticipated in the second half of calendar 2008.

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

Results of Operations

Revenues

                                        Three Months ended                       Nine Months ended
                                             March 31,                                March 31,
                                      -----------------------     Percent   ---------------------------  Percent
                                          2008        2007         change       2008          2007       change
------------------------------------  ----------- -----------    ---------- ------------ -------------- ---------
Contract and grant revenues           $       --  $       --         --     $        --  $      19,000     --

The decrease in contract and grant revenues for the three and nine months ended March 31, 2008 is the result of the completion of work associated with a federal grant awarded by the National Institutes of Health (NIH) in fiscal 2007.

Research and Development

                                        Three Months Ended                       Nine Months Ended
                                             March 31,                                March 31,
                                      -----------------------     Percent   ---------------------------  Percent
                                          2008        2007         change       2008          2007       change
------------------------------------  ----------- -----------    ---------- ------------ -------------- ---------
Research and development expenses     $5,120,000  $5,669,000        -10%    $14,822,000  $  15,557,000     -5%

The decrease of 10% or $549,000 in research and development expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to a decrease of $995,000 in personnel costs due to lower headcount and a decrease in share-based compensation of $365,000 partially offset by an increase of $498,000 in drug manufacturing costs and $275,000 of outside pre-clinical costs associated with our HDAC, Factor VIIa and Btk programs.

The decrease of 5% or $735,000 in research and development expenses for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 was primarily due to a decrease of $2,719,000 in personnel costs due to lower headcount, a decrease in share-based compensation of $628,000 and a reduction of $574,000 in consulting costs partially offset by an increase of $2,073,000 in drug manufacturing costs and $1,107,000 in outside preclinical costs associated with our HDAC, Factor VIIa and Btk programs.

We expect research and development expenses in our fiscal fourth quarter to be lower than our fiscal third quarter.

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

                                                                                       Related R&D Expenses    Related R&D Expenses
                                                                                        Three Months Ended       Nine Months Ended
                                                                                             March 31,                March 31,
                                                                                    ----------------------- -------------------------
                                                                        Estimated
                                                     Phase of          Completion
Program                  Description                Development         of Phase        2008        2007        2008         2007
--------------- ----------------------------- ----------------------- ------------- ----------- ----------- ------------ ------------
MGd             Cancer                        Several Phase 2 trials  Unknown       $  662,000  $1,878,000  $ 2,224,000  $ 6,070,000

HDAC Inhibitors Cancer                        Phase 1                 Fiscal 2009    1,122,000     893,000    2,964,000    1,738,000

Btk Inhibitors  Lymphomas and                 Preclinical             Fiscal 2009      950,000     396,000    2,511,000      740,000
                autoimmune diseases

Factor VIIa     Cancer                        Preclinical             Fiscal 2009      483,000     122,000    1,801,000      134,000
Inhibitor                                                                           ----------- ----------- ------------ ------------

                Total direct costs.................................................  3,217,000   3,289,000    9,500,000    8,682,000
                Indirect costs.....................................................  1,903,000   2,380,000    5,322,000    6,875,000
                                                                                    ----------- ----------- ------------ ------------
                Total research and
                   development expenses............................................ $5,120,000  $5,669,000  $14,822,000  $15,557,000
                                                                                    =========== =========== ============ ============

General and Administrative

                                        Three Months ended                       Nine Months ended
                                             March 31,                                March 31,
                                      -----------------------     Percent   ---------------------------  Percent
                                          2008        2007         change       2008          2007       change
------------------------------------  ----------- -----------    ---------- ------------ -------------- ---------

General and administrative expenses   $2,100,000  $1,705,000        23%     $ 5,923,000  $   5,315,000     11%

The increase of 23% or $395,000 in general and administrative expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, was primarily due to $244,000 in involuntary employee severance costs and a $102,000 increase in legal and patent expenses.

The increase of 11% or $608,000 in general and administrative expenses for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 was primarily due to an increase $339,000 in personnel costs (including employee severance costs of $244,000), and an increase of $429,000 in corporate communication expenses partially offset by a decrease of $128,000 in patent expenses.

We expect general and administrative expenses in our fiscal fourth quarter to be lower than our fiscal third quarter.

Interest and Other, Net

                                        Three Months Ended                      Nine Months Ended
                                             March 31,                              March 31,
                                      -----------------------     Percent   ---------------------------  Percent
                                          2008        2007         change       2008          2007       change
------------------------------------  ----------- -----------    ---------- ------------ -------------- ---------

Interest and other, net               $  240,000  $  615,000        -61%    $ 1,075,000  $   1,626,000    -34%

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

As of March 31, 2008, we had approximately $21,272,000 in cash, cash equivalents and marketable securities. As of March 31, 2008, our portfolio of cash, cash equivalents and marketable securities had an average maturity of approximately 48 days and consisted of debt instruments of corporations and government entities with strong credit ratings.

Net cash used in operating activities of $17,657,000 during the nine months ended March 31, 2008, resulted primarily from our net loss, net of depreciation and amortization and share-based compensation expense.

Net cash provided by investing activities of $21,947,000 in the nine months ended March 31, 2008 consisted primarily of maturities and sales of marketable securities. Net cash used in investing activities of $8,814,000 in the nine months ended March 31, 2007 consisted primarily of purchases of marketable securities, net of maturities and sales of marketable securities.

Net cash provided by financing activities of $48,000 in the nine months ended March 31, 2008 was due to sales of stock under the Company's employee stock purchase plan. Net cash provided by financing activities of 22,009,000 in the nine months ended March 31, 2007, consisted primarily of proceeds from a public offering of common stock.

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

Our future contractual obligations at March 31, 2008 are as follows:

                                          Operating
                                            Lease
                                         Commitments
                                       ---------------
Remaining 3 months of fiscal 2008 ..   $      233,000
Fiscal 2009 ........................          946,000
Fiscal 2010 ........................          487,000
                                       ---------------
     Total .........................   $    1,666,000
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

Based upon our recent reduction in headcount and related expenses and the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. Currently, we are actively seeking partnership collaborations for our product candidates. If we are unsuccessful in obtaining a partnership for one or more of our product candidates, providing sufficient funding for our product development, we will be required to raise additional funds through the public or private sale of securities, bank debt or otherwise. If we are unable to raise additional capital sufficient to fund our current operations, we may be required to reduce operating expenses. Our actual capital requirements will depend on many factors, including the following:

  our ability to establish and the scope of any new partnership collaborations;
  the progress and success of preclinical studies and clinical trials of our product candidates; and
  the costs and timing of obtaining regulatory approvals.

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market. On April 17, 2008, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company does not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until October 14, 2008 to regain compliance. If, at any time before October 14, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, and if we remain in compliance with other listing requirements, NASDAQ will notify the Company that we have regained compliance with NASDAQ's Marketplace Rules. NASDAQ may, in its sole discretion, require the Company to maintain a closing bid price of at least $1.00 per share for a longer period before determining that the Company has demonstrated the ability to maintain long-term compliance. There can be no assurance that we will be able to satisfy the criteria for continued listing on the NASDAQ Global Market.

The notice further indicates that if compliance with the minimum bid price rule is not regained by October 14, 2008, NASDAQ will provide written notification that our common stock will be delisted. At that time we may appeal the NASDAQ's determination to a Listing Qualifications Panel. Alternatively, we may apply to transfer the listing of our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement of Marketplace Rule 4310(c)(4). If the application is approved, we will be afforded the remainder of a second additional 180-day compliance period to regain compliance with the minimum bid price rule while on the NASDAQ Capital Market.

We will continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance. To maintain our listing on the NASDAQ Global Market, we are also required, among other things, to either maintain stockholders' equity of at least $10 million or a market value of at least $50 million. While we currently satisfy the stockholders' equity requirement, we may not continue to do so.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2008, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in earnings. In determining whether a decline is other than temporary, management considers the following factors:

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

Share-Based Compensation

We adopted SFAS 123R, Share-Based Payments, effective beginning July 1, 2005 using the modified prospective application transition method. The modified prospective application transition method requires that companies recognize compensation expense on new share-based payment awards and existing share-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service had not been rendered that were outstanding as of July 1, 2005 has been expensed as the requisite service was rendered.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2008 would have declined by approximately $27,000.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the third fiscal quarter of 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon our recent reduction in headcount and related expenses and the current status of our product development plans, we believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We may, however, choose to raise additional funds before then. Our actual capital requirements will depend on many factors, including:

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market. On April 17, 2008, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company does not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until October 14, 2008 to regain compliance. If, at any time before October 14, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, and if we remain in compliance with other listing requirements, NASDAQ will notify the Company that we have regained compliance with NASDAQ's Marketplace Rules. NASDAQ may, in its sole discretion, require the Company to maintain a closing bid price of at least $1.00 per share for a longer period before determining that the Company has demonstrated the ability to maintain long-term compliance. There can be no assurance that we will be able to satisfy the criteria for continued listing on the NASDAQ Global Market.

The notice further indicates that if compliance with the minimum bid price rule is not regained by October 14, 2008, NASDAQ will provide written notification that our common stock will be delisted. At that time we may appeal the NASDAQ's determination to a Listing Qualifications Panel. Alternatively, we may apply to transfer the listing of our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement of Marketplace Rule 4310(c)(4). If the application is approved, we will be afforded the remainder of a second additional 180-day compliance period to regain compliance with the minimum bid price rule while on the NASDAQ Capital Market.

We will continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance. To maintain our listing on the NASDAQ Global Market, we are also required, among other things, to either maintain stockholders' equity of at least $10 million or a market value of at least $50 million. While we currently satisfy the stockholders' equity requirement, we may not continue to do so.

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

In December 2005, we announced the top line results of our pivotal Phase 3 clinical study of MGd for the potential treatment of non-small cell lung cancer (NSCLC) patients with brain metastases. Although patients receiving MGd had a longer time to neurologic progression (TNP), the study's primary endpoint, the difference compared to patients in the control arm did not reach statistical significance.

In April 2007, we announced that the FDA had filed our NDA over protest. In December 2007, we announced that the FDA determined that our NDA was non-approvable which will require us, among other things, to conduct additional studies and submit that data before the FDA will approve MGd for marketing. Performance and completion of additional clinical studies will require years of testing and, even if positive results are achieved, may not result in MGd's approval.

We have a history of operating losses and we expect to continue to have losses in the future.

We have incurred significant operating losses since our inception in 1991 and, as of March 31, 2008, had an accumulated deficit of approximately $334.8 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. All of our product candidates are in the early stages of development and the commercialization of those products will not occur, if at all, for at least the next several years. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and to obtain required regulatory approvals and to successfully manufacture and market our proposed product. To date, we have not generated revenue from the commercial sale of our products.

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

Any regulatory approval that we receive for a product candidate may be subject to limitations on the indicated uses for which the product may be marketed. In addition, if the FDA and/or foreign regulatory agencies approve any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion of the product will be subject to extensive regulatory requirements. We and the manufacturers of our product candidates must also comply with the applicable FDA Good Manufacturing Practice ("GMP") regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used to commerical manufacturing of our products. We or our present or future suppliers may be unable to comply with the applicable GMP regulations and other FDA regulatory requirements. Failure of our suppliers to follow current GMP Practice or other regulatory requirements may lead to significant delays in the availability of products for commercial or clinical use and could subject us to fines, injunctions and civil penalties.

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

We rely on contract clinical research organizations, or CROs, for various aspects of our clinical development activities including clinical trial monitoring, data collection, safety monitoring and data management. As a result, we have had and continue to have less control over the conduct of clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Although we rely on CROs to conduct some of our clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with the investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements.

Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Any failure of such CROs to successfully accomplish clinical trial monitoring, data collection, safety monitoring and data management and the other services they provide for us in a timely manner and in compliance with regulatory requirements could have a material adverse effect on our ability to complete clinical development of our products and obtain regulatory approval. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternate service provider. However, making such changes may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be difficult to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the period beginning July 1, 2004 and ending April 25, 2008, the sales price for one share of our common stock reached a high of $12.86 per share and a low of $0.55 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

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

Pharmacyclics, Inc.

(Registrant)

Dated: April 29, 2008	By:	/s/ RICHARD A. MILLER, M.D.

Richard A. Miller, M.D.
President and Chief Executive Officer

Dated: April 29, 2008	By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer and Secretary

EXHIBITS INDEX
Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO. PDF provided as courtesy
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO. PDF provided as courtesy
32.1	Section 1350 Certifications of CEO and CFO. PDF provided as courtesy