Form 10-K
period 2008-06-30
PHARMACYCLICS INC
filed 2008-09-05
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

____________________________________

FORM 10-K
For Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number: 000-26658

Pharmacyclics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3148201 (I.R.S. Employer Identification Number)

995 E. Arques Avenue, Sunnyvale, CA (Address of Principal Executive Offices)	94085-4521 (Zip Code)

Registrant's telephone number, including area code: (408) 774-0330

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, $.0001 Par Value	Name of Each Exchange On Which Registered Nasdaq Global Market

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
Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $27,323,873 based on the closing sale price of the Registrant's common stock on The NASDAQ Stock Market LLC on the last business day of the Registrant's most recently completed second fiscal quarter. Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's common stock as of August 31, 2008 was 26,015,389.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Form 10-K: the Definitive Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2008    PDF

TABLE OF CONTENTS
			Page
PART I
Item	1.	Business	1
Item	1A.	Risk Factors	15
Item	1B.	Unresolved Staff Comments	28
Item	2.	Properties	30
Item	3.	Legal Proceedings	30
Item	4.	Submission of Matters to a Vote of Security Holders	30
PART II
Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item	6.	Selected Financial Data	33
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item	7A.	Quantitative and Qualitative Disclosures About Market Risks	43
Item	8.	Financial Statements and Supplementary Data	44
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	69
Item	9A.	Controls and Procedures	69
Item	9B.	Other Information	70
PART III
Item	10.	Directors, Executive Officers and Corporate Governance	70
Item	11.	Executive Compensation	70
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70
Item	13.	Certain Relationships and Related Transactions and Director Independence	71
Item	14.	Principal Accountant Fees and Services	71
PART IV
Item	15.	Exhibits and Financial Statement Schedules	71
Signatures
Exhibits Index

         PDF    Also provided in PDF as a courtesy.

PHARMACYCLICS®, the Pentadentate Logo® and Xcytrin® are registered U.S. trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

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

Item 1. Business

Overview

We are a pharmaceutical company leveraging our expertise in small-molecule chemistry and drug development to develop therapeutic products in oncology and immune mediated diseases based on novel targets, pathways, and mechanisms. Our pharmaceutical agents are synthetic small molecules designed to target key biochemical pathways in diseased cells. Our late stage product candidate, motexafin gadolinium (MGd, formerly Xcytrin®) has completed Phase 3 trials in patients with brain metastases from non-small-cell lung cancer (NSCLC) and is now in two Phase 2 trials being conducted by the National Cancer Institute in patients with primary brain tumors. We have three other drug candidates with product development programs in late stage pre-clinical development, Phase 1 and Phase 2 clinical trials.

MGd, is an anti-cancer agent with a novel mechanism of action. MGd is designed to accumulate selectively in cancer cells. Once inside cancer cells, MGd induces apoptosis (programmed cell death) by inhibiting thioredoxin reductase and disrupting redox-dependent pathways. We believe MGd has the potential to be used for treating many types of cancer either as a stand-alone agent or in combination with other treatments such as chemotherapy, targeted therapy or radiation therapy. MGd is also detectable by magnetic resonance imaging (MRI) and may allow for more precise tumor detection.

In the previously conducted pivotal SMART trial, (Study of Neurologic Progression with Motexafin Gadolinium and Radiation Therapy), investigators found that patients given MGd in addition to whole brain radiation therapy (WBRT) had a median time to neurologic progession of 15.4 months, compared to 10.0 months for patients who received only WBRT (p=0.12, hazard ratio=0.78), a trend in favor of MGd. In North American patients (N=348), where WBRT was delivered more promptly, the median time to neurologic progression was increased from 8.8 months for patients treated with WBRT alone compared to 24.2 months for patients receiving WBRT plus MGd (P=0.004, hazard ratio=0.53). We subsequently concluded that prompt delivery of radiation therapy, as typically given in the U.S., is an important factor in treatment effect. In December 2006, we submitted a New Drug Application (NDA) to the Food and Drug Administration (FDA) for the use of MGd in combination with radiation therapy for the treatment of patients with brain metastases from NSCLC. In December 2007, we announced that the FDA determined that our NDA was non-approvable which will require us, among other things, to conduct additional clinical studies and submit that data before the FDA will approve MGd for marketing. We have also completed a Phase 2 clinical trial of MGd plus stereotactic radiosurgery for the treatment of brain metastases. The results, presented at the 2007 Annual Meeting of the American Society of Clinical Oncology indicated that MGd may improve the efficacy of stereotactic radiosurgery by providing more accurate magnetic resonance imagining (MRI) treatment-planning and better defining the treatment field in patients with brain metastases from solid tumors. MGd allowed physicians to identify occult brain metastases in 24% of patients that were not detected with standard MRI contrast agents and were amenable to stereotactic radiosurgery.

Based on the results of these two trials, we are planning to conduct another Phase 3 pivotal trial for the use of MGd in combination with WBRT and stereotactic radiation therapy for the treatment of patients with brain metastases from NSCLC. Currently, MGd is under evaluation in multicenter studies sponsored by the NCI, a Phase 2 trial in adults with newly diagnosed glioblastoma and a Phase 2 trial in children with brain stem gliomas. The FDA has also designated MGd as an orphan drug for the treatment of brain metastases arising from solid tumors.

PCI-24781 is a histone deacetylase (HDAC) inhibitor that is now in a Phase 1 trial in patients with advanced relapsed solid tumors and a Phase 2 trial in patients with recurrent lymphomas. PCI-24781 targets histone deacetylase (HDAC) enzymes and inhibits their function. HDAC enzymes are required for control of gene expression and inhibition of these enzymes leads to tumor cell cytotoxicity. To date, clinical trials have demonstrated that PCI-24781 is well-absorbed following oral administration and causes inhibition of the target enzyme. Published laboratory studies done in collaboration with scientists at Stanford University have identified a novel biomarker that may optimize clinical testing by improving patient selection. We are also developing a first-in-class HDAC-8 selective inhibitor which is in preclinical development for the potential treatment of cancer and autoimmune diseases.

PCI-32765 is an oral small molecule tyrosine kinase inhibitor that inhibits an enzyme, known as Btk, which is required for early B-cells to divide and mature into fully functioning cells. When B-cells are overactive, the immune system produces inflammatory cells and antibodies that begin to attack the body's own tissue, leading to autoimmune diseases such as rheumatoid arthritis, lupus and multiple sclerosis. Also, B-cell lymphomas and leukemias result from mutations acquired during normal B-cell development leading to uncontrolled proliferation and B-cell malignancies. Studies have shown that PCI-32765 may inhibit the proliferation of B-cell lymphoma and leukemia cells and in published studies, it has demonstrated a dose dependent ability to inhibit disease development in rheumatoid arthritis animal models. In animal models of rheumatoid arthritis, oral administration of PCI-32765 leads to regression of established disease. We plan to file an IND application with the FDA for PCI-32765. The initial Phase 1 trial will be conducted in patients with recurrent B-cell lymphoma who will receive the drug orally in a dose escalation design. We have developed a proprietary molecular probe that we will use as a biomarker to optimize our treatment regimen in our Phase 1 trial. The Phase 1 trial is designed to assess safety, pharmacokinetics and efficacy.

PCI-27483 is a small molecule inhibitor of Factor VIIa. This drug selectively inhibits Factor VIIa when it is complexed with a protein called tissue factor (TF). In cancer, the Factor VIIa:TF complex is found in abundance in pancreatic, gastric, colon and other tumors, and triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. The Factor VIIa:TF complex is thought to be the cause of the increased propensity to develop thromboses seen in cancer patients. Laboratory studies and animal models indicate that inhibitors of Factor VIIa may block tumor growth and metastases. We filed an Investigational New Drug (IND) application for PCI-27483 with the FDA in July 2008. We plan to conduct a Phase 1 trial in normal volunteers, designed to assess safety and activity against the target protein. We believe that PCI-27483 may be useful for treating the thrombotic complications of cancer and also as an anti-cancer agent.

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
  Leverage development with outsourcing. We utilize outside vendors with expertise and capability in manufacturing and clinical development to more efficiently develop our multiple product candidates.
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
  Stereotactic Radiosurgery. Stereotactic radiosurgery (SRS) is becoming an increasingly used method to deliver radiation. In this procedure, high dose radiation is delivered to a small volume of tissue which encompasses the tumor while sparring surrounding normal tissue. The SRS procedure requires careful treatment planning with MRI or CT scanning in order to precisely target the radiation to the tumor while avoiding normal tissues.
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
  Targeted Therapy. Recently, monoclonal antibodies and drugs targeting specific molecular defects in cancer cells have been approved for the treatment of some cancers. Although more selective and usually safer than radiation and chemotherapy, these treatments are, so far, limited to certain types of cancer. It is believed that targeted therapies will play an increasingly important role in cancer therapy.

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

The table below summarizes our product candidates and their stage of development:

--------------------------------------------------------------------------------------------------------------------------
Product Candidate            Disease Indication                                       Development Status(1)
--------------------------------------------------------------------------------------------------------------------------
MGd

   With Radiation            Brain metastases from lung cancer                        Phase 3 -- complete
                             Primary brain tumor                                      Phase 2 -- enrolling(2)
                             Childhood brain tumors                                   Phase 2 -- enrolling(2)
                             Brain metastases with stereotactic radiosurgery          Phase 2 -- complete

--------------------------------------------------------------------------------------------------------------------------
PCI-24781                    Advanced solid tumors                                    Phase 1 -- enrolling
(HDAC Inhibitor)             Recurrent B cell lymphomas                               Phase 2 -- enrolling

--------------------------------------------------------------------------------------------------------------------------
PCI-32765 B cell tyrosine    B cell malignancies and autoimmune disease               Preclinical
kinase inhibitor
--------------------------------------------------------------------------------------------------------------------------
PCI-27483                    Cancer therapy                                           IND filed
Factor VIIa Inhibitor
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
  Studies sponsored by the National Cancer Institute (NCI).

Cancer Therapy with MGd

Cancer cells have derangements of their metabolism, which distinguishes tumors from normal tissues. Many existing chemotherapy drugs are intended to exploit the metabolic abnormalities of cancer cells, which is the basis for the mode of action of many of these drugs. MGd selective uptake in tumor cells occurs within minutes of administration and persists for hours, effectively concentrating the drug's effect in the tumor. The targeting of tumors is based on MGd's novel mechanism of action. We believe MGd disrupts redox dependent biochemical pathways in cancer cells by inhibiting the function of certain key proteins. These oxidative stress response proteins are required for cancer cells to survive and grow. By inhibiting these proteins, MGd is designed to weaken, and in some cases, kills the cancer cells. In laboratory studies, cancer cells incubated with MGd undergo either growth arrest or apoptosis, a programmed sequence of events leading to cell death. The sensitivity of cancer cells to MGd varies, depending on the type of cancer. Also in laboratory studies, MGd enhances the activity of several commonly used chemotherapy agents and radiation. In published preclinical studies, animals receiving MGd in combination with radiation therapy or chemotherapy had greater tumor response rates as compared to the control groups receiving equivalent doses of either radiation therapy or chemotherapy alone. Preclinical studies further suggest that MGd increases the effect of radiation therapy at the tumor site, with no increased damage to surrounding healthy tissues. An additional feature of MGd is that it is detectable by magnetic resonance imaging scanning (MRI), providing a method for monitoring its distribution in patients and for determining the precise size and location of tumors.

Cancer cells often become dislodged from their primary site and spread to other parts of the body including the brain. The most common cause of brain metastases is NSCLC. Patients with brain metastases, develop devastating neurologic complications, including severe headache, seizures, paralysis, blindness and impaired ability to think. Radiation therapy for treatment of this problem is performed on approximately 90,000 patients per year in the United States and is intended to prevent, delay, or reduce these complications. We believe that

MGd could eventually be used for the treatment of many other types of cancer either alone or in combination with chemotherapy, targeted therapy or radiation.

Clinical Status. We have completed a Phase 1 clinical trial of MGd in 38 adult patients with advanced cancer who received radiation therapy. This trial was designed to determine the toxicity of a single dose of the drug. Reversible kidney toxicity was found at the highest doses of drug tested. Accumulation of MGd in lung cancer, breast cancer and other tumors was confirmed using magnetic resonance imaging. The results of this study were published in the journal Clinical Cancer Research in 1999.

We also have completed an international multicenter Phase 1b/2 clinical trial in 61 patients to evaluate the safety and efficacy of MGd in cancer patients receiving radiation therapy for treatment of tumors which had spread to the brain. Ten once-daily treatments of MGd and whole brain radiation therapy were well tolerated. The maximally tolerated dose of MGd was 6.3 mg/kg. Dose limiting toxicity was found to be reversible elevation of liver function tests. The most common side effects were transient skin discoloration. Other adverse events occurring in at least ten percent of patients included nausea, vomiting, rash, headache and weakness. MGd's tumor selectivity was established by MRI. The radiologic tumor response rate was 72% in the Phase 2 portion of the study. These results were published in 2001 in the Journal of Clinical Oncology. Although there was no control group in the study, the results suggested that MGd increased tumor control in the brain beyond that expected with radiation alone.

Based on the results of our Phase 1b/2 trial, we conducted an initial randomized, controlled Phase 3 trial with MGd for the treatment of patients with brain metastases from solid tumors who were undergoing whole brain radiation therapy. The study was conducted at more than 50 leading cancer centers in the United States, Canada and Europe and enrolled 401 patients: 251 with lung cancer, 75 with breast cancer and 75 with other tumor types. The results of this study were published in July 2003 in the Journal of Clinical Oncology and in January 2004 in the Journal of Clinical Oncology.

This study was designed to compare the safety and efficacy of standard WBRT to standard WBRT plus MGd. The study had co-primary efficacy endpoints of survival and time to neurologic progression. Time to neurologic progression is a clinical benefit endpoint of special importance in patients with brain metastases since the majority of patients with brain metastases experience neurologic deterioration despite the use of WBRT. Physicians administer WBRT to patients with brain metastases primarily to prolong the time before the neurologic progression occurs. An independent Events Review Committee (ERC), blinded to the treatment assignment, determined neurologic progression based on pre-specified criteria. The trial design also included evaluation of neurologic progression determined by standardized investigator assessments.

The trial did not meet its primary endpoints for the entire patient population, which included patients with 14 different types of cancer. However, there was a significant improvement in time to neurologic progression in the pre-specified stratum of 251 lung cancer patients receiving MGd. Over 60% of the patients in the study had lung cancer, representing the largest sub-group of patients. Results from both the ERC and the investigators' assessments were in agreement that lung cancer patients receiving MGd had a benefit in time to neurologic progression.

By investigator neurologic assessment, treatment with MGd was associated with improved time to neurologic progression in the entire 401 patient population (P=0.018, unadjusted) with the benefit primarily confined to the lung cancer patients. These results were confirmed by the ERC, which also found a benefit in the lung cancer population (P=0.048, unadjusted).

The majority of patients with brain metastases have extensive disease outside the brain and frequently die from causes unrelated to tumor growth in the brain. There was no significant difference in survival, neurologic progression or progression free survival in patients who received MGd or who did not receive MGd. We believe this lack of survival difference is due to death from tumor progression outside the brain, which would not be expected to be controlled by WBRT. However, lung cancer patients treated with MGd were found to have a reduction in death due to brain tumor progression as assessed by investigators.

In our trial, patients with lung cancer differed substantially from patients with breast and other cancers. Lung cancer patients more often presented with brain metastases concomitantly with their initial primary tumor diagnosis, had brain as the only known site of metastases, had smaller tumor volume and less prior therapy. There are several possible reasons for the observed benefit in time to neurologic progression seen in the lung cancer sub-group. We believe that less extensive extracranial disease, more rapid and reversible development of central nervous system signs and symptoms and less exposure to prior neurotoxic chemotherapies provided a greater opportunity to demonstrate a clinical benefit in this group of patients. Other studies also have shown that lung cancer patients with brain metastases behave differently than patients with brain metastases from other solid tumors and appear to benefit from additional brain directed therapies. Recently, overexpression of the enzyme thioredoxin reductase has been found in lung cancers and is associated with poor prognosis. As published in April 2006 in the Journal of Biological Chemistry, MGd has been shown in the laboratory to inhibit thioredoxin reductase and this function may be responsible for MGd's activity in lung cancer patients.

Neurocognitive function was one of the secondary endpoints of our study. Performance on neurocognitive tests is related to the patient's ability to recognize and remember objects or words, make decisions, be aware of their environment, speak words and reason. Consistent with the findings of the ERC and investigators regarding time to neurologic progression, neurocognitive testing revealed a benefit in prolonging time to neurocognitive progression in six tests of memory and executive function for lung cancer patients treated with MGd. These results were published in January 2004 in the Journal of Clinical Oncology.

The administration of MGd was well tolerated with 96% of the intended doses delivered during the trial. Serious drug related adverse events that were noted include hypertension (5.8%), asthenia (2.6%), hyponatremia (2.1%), leukopenia (2.1%), hyperglycemia (1.6%) and vomiting (1.6%).

Based on the clinical activity seen in our initial Phase 3 trial in a subset of patients with brain metastases from NSCLC, we conducted a pivotal Phase 3 clinical trial to confirm the potential clinical benefits observed in patients with brain metastases from NSCLC. In March 2005, we completed the enrollment of 554 patients with brain metastases from NSCLC in this international, randomized controlled trial known as the SMART (Study of Neurologic Progression with Motexafin Gadolinium And Radiation Therapy) trial. This study was designed to compare the safety and efficacy of WBRT alone to WBRT plus MGd. The primary endpoint for the study was time to neurologic progression (TNP) as determined by a blinded events review committee. In December 2005, we announced the top line results of this trial. Although patients receiving MGd had a longer time to neurologic progression, the study's primary endpoint, the difference compared to patients in the control arm did not reach statistical significance.

The results of the study were presented at the 2006 Annual Meeting of the American Society of Clinical Oncology (ASCO) and are now in press in the International Journal of Radiation Oncology, Biology and Physics. In an intent-to-treat analysis, the median TNP was 15.4 months for patients receiving WBRT plus MGd compared to 10.0 months for patients treated with WBRT alone (P=0.12, hazard ratio=0.78). Substantial differences in patient characteristics and outcomes were observed for the 348 patients enrolled in North America (63 percent of all patients enrolled in the study) compared to the other regions. In North America, the median TNP for WBRT plus MGd treatment was 24.2 months compared to 8.8 months for WBRT alone (P=0.004, hazard ratio=0.53). By contrast, for regions outside of North America, there was no significant difference in TNP between treatment arms. MGd was well tolerated in the study. The most common drug related grade 3 and 4 adverse events were hypertension (4%), elevated liver enzymes (3%) and fatigue (3%), all of which were reversible. We believe the reasons for the regional differences in treatment benefit may be related to the time interval between diagnosis of brain metastases and initiation of WBRT.

In North America, most patients (79%) received WBRT within three weeks of their diagnosis of brain metastases. In certain European centers, there was substantial delay in the initiation of WBRT either due to use of chemotherapy as the initial therapy for brain metastases, or clinical practice patterns resulting in delays in access to radiation therapy. Moreover, there was an imbalance in treatment delay favoring the control arm of the study. We believe that the clinical data indicate MGd benefited patients that had prompt treatment with WBRT, regardless of region, and this benefit was progressively diminished by delay in initiation of radiation. The results of pooled data from both randomized trials were presented at ASCO in 2007. For 805 patients with brain metastases from NSCLC, which includes all patients with NSCLC enrolled in our randomized trials, MGd plus WBRT prolonged time to neurologic progression compared to WBRT alone (P=0.016).

We submitted an NDA to the FDA in December 2006, for the use of MGd in combination with radiation therapy for the treatment of patients with brain metastases from NSCLC. In December 2007, we announced that the FDA determined that our NDA was non-approvable which will require us, among other things, to conduct additional studies and submit that data before the FDA will approve MGd for marketing.

A Phase 2 clinical trial of MGd plus stereotactic radiosurgery has been completed and the results were presented at the 2007 ASCO Meeting. In addition to its potential anti-tumor activity, the results indicated that MGd also may improve the efficacy of stereotactic radiosurgery by providing more accurate magnetic resonance imaging (MRI) treatment-planning and better defining the treatment field in patients with brain metastases from solid tumors. MGd allowed physicians to identify occult brain metastases in 24% of patients that were not detected with standard MRI contrast agents and were amenable to stereotactic radiosurgery.

The Phase 2 single-arm trial evaluated the safety, radiologic response and time to neurologic progression in 45 patients. Patients with brain metastases from cancers of the lung (34), breast (5) and other cancers (6) were enrolled at 14 academic medical centers and treated with MGd plus WBRT followed by stereotactic radiosurgery (SRS) boost therapy to tumor sites in the brain. The study was designed to evaluate if the MRI scan obtained with MGd improved detection of tumors compared to standard contrast enhanced MRI procedures. In 11 of 45 patients (24.4%) with MRI data available, lesions were detected with MGd that were not seen with standard MRI. The MGd-based treatment planning MRI detected one occult lesion in seven patients, two occult lesions in one patient, and three occult lesions in three patients. These results indicate that the use of MGd allowed more accurate detection and delivery of SRS. The median survival for patients in this study was nine months, and the median time to neurologic progression or radiologic progression was not reached at 18 months. MGd was well tolerated in this study. One patient in the study suffered radionecrosis of the tumor. The most common treatment related serious adverse events were deep vein thrombosis (13%) and pneumonia (9%).

Based on the results of these two trials, we are planning to conduct another Phase 3 pivotal trial for the use of MGd in combination with WBRT and SRS for the treatment of patients with brain metastases from NSCLC. Currently, MGd is under evaluation in two multicenter studies sponsored by the NCI, a Phase 2 trial in adults with newly diagnosed glioblastoma and a Phase 2 trial in children with brain stem gliomas. The FDA has also designated MGd as an orphan drug for the treatment of brain metastases arising from solid tumors.

Other Drugs Under Development

Histone Deacetylase (HDAC) Inhibitors for Cancer

PCI-24781 is a novel, orally administered, compound that inhibits all isoforms of HDAC enzymes. In the cell nucleus, DNA is present with proteins as part of a tightly compacted complex called chromatin. HDAC enzymes play a role in modifying the structure of chromatin, allowing DNA transcription - a process by which DNA controls cellular activity - to occur. HDAC inhibitors appear to alter the transcription process. HDAC inhibitors target tumors through multiple mechanisms, and laboratory studies have shown that they can prompt cells to stop growing or die. This may happen through the expression of tumor suppressor genes, the prevention of angiogenesis, and the targeting of various critical proteins. Preclinical studies have shown that the dose and schedule of administration of PCI-24781 are important factors in safety and efficacy. Laboratory studies indicate that maximum efficacy and safety occurs when inhibition of the HDAC enzymes occurs for a specified period.

PCI-24781 is now in a Phase 1 trial in patients with advanced solid tumors and a Phase 2 trial in patients with recurrent lymphoma. The objectives of these trials are to determine the drug's safety and efficacy when the drug is administered according to precisely defined doses and schedules. We believe PCI-24781 has desirable potency and pharmacokinetic properties, which may provide clinical advantages.

Research results from a collaboration with researchers from Northwestern University demonstrated that Pharmacyclics' HDAC inhibitor, PCI-24781, suppressed RAD51 gene expression in NHL cell lines, leading to the inhibition of homologous recombination, a cellular mechanism of DNA repair. The data also show that RAD51, a gene that provides instructions for making a protein essential for the repair of damaged DNA, is overexpressed in a majority of follicular lymphomas and diffuse large B-cell lymphomas (DLCBL). As a result of these data and other data published in 2007 in the Proceedings of the National Academy of Sciences, Pharmacyclics plans to use RAD51 as a novel biomarker that may predict clinical efficacy of PCI-24781 in cancer patients.

An HDAC-8 selective inhibitor is now in preclinical testing. We believe that this compound may exhibit more selectivity for certain types of cancer and may be useful for treatment of inflammatory and autoimmune diseases.

Btk Inhibitor for Cancer and Immune Mediated Diseases

PCI-32765 is an oral small molecule tyrosine kinase inhibitor that targets an enzyme, Bruton's Tyrosine Kinase (Btk), which is required for early B-cells to mature into fully functioning cells and for mast cell function. B- cells are lymphocytes with multiple functions in the immune response including antigen presentation, antibody production and cytokine release. B-cells express cell surface immunoglobulins that make up the B-cell receptor (BCR). The BCR is activated by binding to antigen. The process of B-cell maturation is tightly regulated and it is thought that B-cell lymphomas and leukemias result from mutations acquired during normal B-cell development. Several lines of evidence suggest that signaling through the BCR is necessary to sustain the viablility of B-cell malignancies.

The role of Btk in BCR signaling is well established by the existence of the human genetic immunodeficiency disease, X-linked agammaglobulinemia, caused by a mutation in the Btk gene. This genetic disease is characterized by reduced BCR signaling and a failure to generate mature B-cells. Studies have shown that PCI-32765 inhibits the growth of BCR expressing human lymphoma cell lines by inhibiting BCR signaling. In animal studies, a single oral dose of PCI-32765 inhibited Btk activity, required for BCR signaling, for up to 24 hours.

The inhibition of Btk may also be useful in the treatment of immune mediated diseases. B cells play a key role the inflammatory process and are implicated in the pathology associated with the autoimmune disorders, such as rheumatoid arthritis (RA), lupus, and multiple sclerosis.. B-cells are a type of white blood cell that normally play an important role in the body's immune response. However, when B-cells are overactive, the immune system produces inflammatory cells and antibodies that begin to attack the body's own tissue, leading to autoimmune disorders. Btk is also required for activation of mast cells, an inflammatory cell that when overactive leads to allergic reactions.

PCI-32765 has been studied in collagen induced arthritis, an established mouse model for RA. Studies examined the impact of treatment with PCI-32765 both at disease onset and with established active disease. When animals were treated at disease onset, PCI-32765 prevented further joint swelling. Treatment of animals with established active disease resulted in reduced inflammation and induced regression of disease. In animal models, treatment with PCI-32765 was found to inhibit mast cell function and to prevent passive cutaneous analphylaxis, a serious allergic reaction.

We plan to file an IND application with the FDA for PCI-32765. The initial Phase 1 trial will be conducted in patients with recurrent B cell lymphoma who will receive the drug orally in a dose escalation design. We have developed a proprietary molecular probe that we will use as a biomarker to optimize our treatment regimen in our Phase 1 trial. The Phase 1 trial is designed to assess safety, pharmacokinetics and efficacy.

Factor VIIa Inhibitor for Cancer

PCI-24783 is a small molecule inhibitor of Factor VIIa. This molecule selectively inhibits Factor VIIa when it is complexed with a protein called tissue factor (TF). In cancer, the Factor VIIa:TF complex is found in abundance in pancreatic, gastric, colon and other tumors, and triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. The Factor VIIa:TF complex is thought to be the cause of the increased propensity to develop thromboses seen in cancer patients. Laboratory studies and animal models indicate that inhibitors of Factor VIIa may block tumor growth and metastasis. We filed an IND application with the FDA in July 2008. We plan to conduct a Phase 1 trial in normal volunteers, designed to assess safety. We believe that PCI-27483 may be useful for treating the thrombotic complications of cancer and also as an anti-cancer agent.

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

Celera Genomics. In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation). Under the terms of the agreement, we acquired Celera technology and intellectual property relating to drugs that target histone deacetylase (HDAC) enzymes, selective HDAC enzymes, a Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases, and B-cell associated tyrosine kinase inhibitors potentially useful for the treatment of lymphomas and autoimmune diseases. Total consideration paid was $6,647,000 which consisted of 1,000,000 shares of our common stock, $2,000,000 of cash and $147,000 of transaction costs. In May 2008, the company amended its agreement with Celera pertaining to potential sublicensing of our HDAC compounds. Under the amendment, Celera may receive a portion of any upfront licensing payments we receive from sublicensing an HDAC product under the agreement and the total future potential milestone payments due to Celera were reduced from $144 million to $104 million dollars, although we currently can not predict if or when any of the milestones will be achieved. In addition, Celera will also be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from these programs.

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

We have a number of patents and patent applications related to our compounds but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in the issue of patents. Even if patents are issued and maintained, these patents may not be of adequate scope to benefit us, or may be held invalid and unenforceable against third parties.

Our patents, patent applications, and licensed patent rights cover various compounds, pharmaceutical formulations and methods of use. Pharmacyclics owns or licenses rights to:

  70 issued U.S. patents; and
  42 other pending U.S. patent applications.

These issued U.S. patents expire between the years 2009 and 2025. In addition, Pharmacyclics owns or licenses approximately 81 foreign patents, including 55 patents issued in various European countries, more than 50 pending non-U.S. patent applications filed under the Patent Cooperation Treaty, with the European Patent Office, and nationally in Canada, Japan, Australia and other countries.

For MGd, we have an issued patent in the United States that covers the formulation that will expire in 2020. In addition, we have pending patent applications that cover formulations and uses of motexafin gadolinium that if granted, will expire between 2020 and 2025. In Europe, we have recently received a Notice of Intent to Grant for a patent application covering motexafin gadolinium drug product. If issued, this patent will expire in 2022. In Europe, Japan, Canada and China, we have pending patent applications covering formulations and uses of motexafin gadolinium that if granted, will expire as late as 2025.

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

Research and Development

The majority of our operating expenses to date have been related to research and development, or R&D. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D. R&D expenses were $18,180,000 in fiscal 2008, $21,115,000 in fiscal 2007 and $25,737,000 in fiscal 2006. In fiscal 2006, we recorded $6,647,000 of purchased in-process research and expense associated with the acquisition of drug candidates from Celera.

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

Although the FDA has not yet approved any agents for the treatment of brain metastases, we expect significant competition in this field, as we believe that one or more companies are developing and testing products which may compete directly with our motexafin gadolinium product under development. These companies may succeed in developing technologies and products that are more effective than ours or would render our products or technologies obsolete. See "Risk Factors - Risks Related to Our Industry - We face rapid technological change and intense competition."

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

The FDA has designated motexafin gadolinium as an orphan drug for the treatment of brain metastases arising from solid tumors. Under the FDA's orphan drug regulations, the FDA may designate a drug candidate as an orphan drug if it is intended for the treatment of a rare disease or condition affecting fewer than 200,000 people in the United States, or if the disease or condition occurs so infrequently that there is no reasonable expectation that the costs of the drug development and marketing will be recovered in future sales of the drug in the United States. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process. If a product which has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the sponsor is entitled to seven (7) years of marketing exclusivity after FDA approval during which time another sponsor may not obtain FDA approval to market the same drug for the same indication, unless the other sponsor demonstrates to the FDA that its product is clinically superior to the orphan drug. Orphan drugs are also typically eligible for tax credits for clinical research and are exempt from fees imposed when an application to approve the product for marketing is submitted.

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

Employees

As of June 30, 2008, we had 47 employees, all of whom were full-time employees. Thirty-five of our employees are engaged in research, development, preclinical and clinical testing, manufacturing, quality assurance and quality control and regulatory affairs and 12 in finance and administration. Fifteen of our employees have an M.D. or Ph.D. degree. Our future performance depends in significant part upon the continued service of our key scientific, technical and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

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

We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We are unable to entirely fund these efforts with our current financial resources. Currently, we are actively seeking partnership collaborations to help fund the development of our product candidates. We may also be required to raise additional funds through the public or private sale of securities, bank debt or otherwise. If we are unable to secure additional funds, whether through partnership collaborations or sale of our securities, we will have to delay, reduce the scope of or discontinue one or more of our product development programs.

Based upon the current status of our product development plans, we believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We may, however, choose to raise additional funds before then. Our actual capital requirements will depend on many factors, including:

  our ability to establish new partnership collaboration arrangements and the timing of such arrangements;

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market. On April 17, 2008, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company does not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), we would be provided 180 calendar days, or until October 14, 2008 to regain compliance. On May 30, 2008 we announced receipt of notice from the NASDAQ Stock Market that since the closing bid price of our common stock has been at $1.00 per share or greater for at least 10 consecutive business days, we had regained compliance with Marketplace Rule 4450(a)(5). If we do not remain in compliance with the $1.00 minimum bid price requirement or any other NASDAQ listing requirement, our stock may be delisted by NASDAQ.

To maintain our listing on the NASDAQ Global Market, we are required, among other things, to either maintain stockholders' equity of at least $10 million or a market value of at least $50 million. While we currently satisfy the stockholders' equity requirement, we may not continue to do so.

We will need to raise any necessary additional funds through the public or private sale or securities, bank debt financings, collaborative arrangements with corporate partners or other sources that may be highly dilutive or otherwise disadvantageous, to existing stockholders or subject us to restrictive covenants. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. Additional funds may not be available on acceptable terms, if at all. Our failure to raise capital when needed and on acceptable terms would require us to reduce our operating expenses, delay or reduce the scope of or eliminate one or more of our research or development programs and would limit our ability to respond to competitive pressures or unanticipated requirements and to continue operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred significant operating losses since our inception in 1991 and, as of June 30, 2008, had an accumulated deficit of approximately $339.5 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. All of our product candidates are in the early stages of development and the commercialization of those products will not occur, if at all, for at least the next several years. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and to obtain required regulatory approvals and to successfully manufacture and market our proposed product. To date, we have not generated revenue from the commercial sale of our products.

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

We are aware of several U.S. patents owned or licensed by Schering AG (now Bayer) that relate to pharmaceutical formulations and methods for enhancing magnetic resonance imaging. Even though we have obtained the opinion of outside patent counsel that our cancer treatment compounds do not infringe any valid, unexpired claims of such patents, Schering AG may still choose to assert one or more of those patents. If any of our products were legally determined to be infringing a valid and enforceable claim of any of Schering AG's patents, our business could be materially adversely affected. Further, any allegation by Schering AG that we infringed their patents would likely result in significant legal costs and require the diversion of substantial management resources. We are aware that Schering AG has asserted patent rights against at least one other company in the contrast agent imaging market and that a number of companies have entered into licensing arrangements with Schering AG with respect to one or more of such patents. We cannot be certain that we would be successful in defending a lawsuit or able to obtain a license on commercially reasonable terms from Schering AG, if required.

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

We may need to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements. While we have been able to complete an unqualified assessment as to the adequacy of our internal control over financial reporting for our fiscal year ending June 30, 2008, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be unqualified. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the period beginning July 1, 2005 and ending August 31, 2008, the sales price for one share of our common stock reached a high of $9.64 per share and a low of $0.55 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

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

Item 1B. Unresolved Staff Comments

None.

Executive Officers and Directors

Executive officers and directors of the company, and their ages as of August 31, 2008, are as follows:

Name	Age	Position
Richard A. Miller, M.D.	57	President, Chief Executive Officer and Director
Leiv Lea	54	Vice President, Finance and Administration and Chief Financial Officer and Secretary
Joseph J. Buggy	42	Vice President, Research
David Loury, Ph.D.	52	Vice President, Preclinical Studies
James N. Lowder	58	Vice President, Clinical Development
Robert W. Duggan	64	Director
Miles R. Gilburne(2)(3)	57	Director
James L. Knighton(2)(3)	54	Director
Richard M. Levy, Ph.D.(1)(3)	70	Director
Christine A. White, M.D.(1)(2)(3)	56	Director

_____________

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

Dr. Buggy has served as Vice President, Research since September 2007. From May 2006 to August 2007, Dr. Buggy served as Senior Director, Cancer Biology. From November 2001 to April 2006, he served as Director, Department of Biology at Celera Genomics, a biotechnology company. From June 1996 to October 2001, he was a staff scientist at AXYS Pharmaceuticals, Inc., a biotechnology company. Prior to that Dr. Buggy worked as a scientist at Bayer Corporation in West Haven, CT. Dr. Buggy received a Ph.D. in Molecular, Cellular, and Developmental Biology from Indiana University and a B.S. degree in Microbiology from the University of Pittsburgh.

Dr. Loury has served as Vice President, Preclinical Studies since May 2006. From April 2003 to May 2006, Dr. Loury served as Senior Director, Toxicology with Celera Genomics, a biotechnology company. From June 2001 to April 2003, he was employed by Essential Therapeutics, Inc., a pharmaceutical company, as Director, Pharmacology and Toxicology. From 1996 to 2001, Dr. Loury was employed by IntraBiotics Pharmaceuticals, Inc., most recently as Senior Director, Preclinical Development. From 1986 to 1996 he worked in a variety of toxicology positions with Syntex/Roche Bioscience. Dr. Loury received a Ph.D. in

Pharmacology and Toxicology and a B.S. in Bio-Environmental Toxicology from the University of California, Davis.

Dr. Lowder has served as Vice President, Clinical Development since July 2008. From November, 2006 to June, 2008, Dr. Lowder served as Senior Director, Clinical Development with Dynavax Technologies Corporation, a biotechnology company. From January 2003 to October, 2006, he was employed by PDL BioPharma, Inc., a biotechnology company as Senior Medical Director, Clinical Development. From 1998 to 2002, he worked for Chimeric Therapies, Inc. a privately held biotechnology company as Vice President, Medical Affairs. From 1988 to 1998, Dr. Lowder was employed by Becton, Dickinson and Company, a medical technology company, most recently as Worldwide Medical Director, Immunocytometry Systems. From 1986 to 1988, Dr. Lowder was on the staff of the Cleveland Clinic with joint appointments in the departments of Hematology/Oncology and Immunology and Cancer Research. Dr. Lowder received an M.D. and a B.S. in Dentistry from Case Western Reserve University. He did Internal Medicine residency and Hematology fellowship training at Case Western Reserve Univerity Hospitals and a Medical Oncology Fellowship at Stanford. He is board certified in Internal Medicine and Medical Oncology.

Mr. Duggan has been a member of our Board of Directors since September 2007. Mr. Duggan served as Chairman of the Board of Directors of Computer Motion, Inc., a computerized surgical systems company, from 1990 to 2003 and Chief Executive Officer from 1997. Computer Motion was acquired by Intuitive Surgical, Inc. in 2003. Mr. Duggan is the Founder of the investment firm Robert W. Duggan & Associates. Mr. Duggan has been a private venture investor for more than 30 years and has participated as a director of, investor in and advisor to numerous small and large businesses in the medical equipment, computer local and wide area network, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communication industries. Mr. Duggan has also assisted in corporate planning, capital formation and management for his various investments. He received the Congressman's Medal of Merit and in 2000 he was named a Knight of the Legion of Honor by President Jacques Chirac. Mr. Duggan is currently also a director of Intuitive Surgical, Inc. He is a member of the University of California at Santa Barbara Foundation Board of Trustees.

Mr. Gilburne was elected as a Director of the company in March 2000. Mr. Gilburne has been a managing member of ZG Ventures, a venture capital and investment company, since 2000. From February 1995 through December 1999, he was Senior Vice President, Corporate Development for America Online, Inc., an internet services company. He joined the board of directors of America Online in the fall of 1999 and subsequently served as a member of the board of directors of Time Warner Inc. until stepping down in May 2006. Prior to joining America On line, Mr. Gilburne was a founding partner of The Cole Gilburne Fund, an early stage venture capital fund focused on information and communications technology and a founding partner of technology and media law firms in both San Francisco and Los Angeles. Mr. Gilburne is currently a member of the board of directors of SRA International, Inc., a government services company and Maui Land & Pineapple, a real estate and agriculture company. Mr. Gilburne is also a founding investor and member of the board of several privately held companies, including Revolution Health Group, a company focused on various aspects of consumer driven healthcare and ePals, a global community of online learners. He is also a member of the board of the Foundation of NIH. Mr. Gilburne received an A.B. degree from Princeton University and a J.D. from Harvard Law School.

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

Dr. White was elected as a Director of the company in August 2006. Dr. White retired in June 2005 from her position as Senior Vice President, Global Medical Affairs of Biogen Idec Inc., a biopharmaceutical company, a position held since the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in November 2003. She joined IDEC Pharmaceuticals in June 1996 and served as Senior Director, Oncology and Hematology Clinical Development until June 2000 when she was appointed Vice President, Oncology and Hematology Clinical Development. In May 2001, she was appointed Vice President, Medical Affairs. From 1994 to June 1996, Dr. White was Director, Clinical Oncology Research at the Sidney Kimmel Cancer Center in San Diego. From 1984 to 1994, Dr. White held various positions with Scripps Memorial Hospitals, San Diego County, most recently as Chair, Department of Medicine. Dr. White is also a director of Arena Pharmaceuticals, Inc., a biopharmaceutical company, Monogram Biosciences, Inc., a life sciences company, and Apoptos Inc., a private biopharmaceutical company and is a consultant to the Biotechnology Industry. Dr. White holds a B.A. degree in Biology and M.D. degree, both from the University of Chicago and is board certified in internal medicine and medical oncology

Item 2. Properties

Our corporate offices are located in Sunnyvale, California, where, as of July 1, 2008, we lease approximately 32,000 square feet under a lease that expires in December 2011 and 15,000 square feet under a lease that expires in December 2009. Our facility includes administrative and research and development space. The lease is a non-cancelable operating lease. We believe that our existing facility is adequate to meet our current and foreseeable needs or that suitable additional space will be available as needed.

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

                                     HIGH        LOW
                                    ------      -----
FISCAL YEAR ENDED JUNE 30, 2008
First Quarter                   $    2.79  $    1.64
Second Quarter                       2.47       1.29
Third Quarter                        1.65       0.55
Fourth Quarter                       1.97       0.65

FISCAL YEAR ENDED JUNE 30, 2007
First Quarter                   $    5.36  $    3.48
Second Quarter                       6.29       4.65
Third Quarter                        5.59       2.50
Fourth Quarter                       3.99       2.60

As of August 31, 2008, there were 122 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

Sales and Repurchases of Securities

We did not sell unregistered securities during our fiscal year end June 30, 2008. We did not repurchase any of our equity securities during the fourth quarter of the year ended June 30, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information with respect to our compensation plans under which equity securities are authorized for issuance.

Stock Performance Graph(1)

The graph depicted below shows the company's Common Stock price as an index assuming $100 invested on June 30, 2003 at the then current market price of $4.74 per share, along with the composite prices of companies listed in the Nasdaq Total U.S. Stock Market Index and Nasdaq Pharmaceutical Index (in each case, assuming reinvestment of dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(2)

AMONG PHARMACYCLICS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ PHARMACEUTICAL INDEX

250
200
150
100
50
0
DOLLARS
6/03
6/04
6/05
6/06
6/07
6/08
PHARMACYCLICS, INC.
NASDAQ STOCK MARKET (U.S.)
NASDAQ PHARMACEUTICAL

(1)   This section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)   Shows the cumulative return on investment assuming an investment of $100 in our common stock, the Nasdaq-US and Nasdaq-Pharmaceuticals indices on June 30, 2003.
	Cumulative Total Return
	6/03	6/04	6/05	6/06	6/07	6/08
PHARMACYCLICS	100	214	158	81	57	37
NASDAQ STOCK MARKET (US)	100	126	127	135	162	141
NASDAQ PHARMACEUTICAL	100	111	106	116	127	126

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes included elsewhere herein.

                                                                                                Period
                                                                                                 from
                                                                                               Inception
                                                                                           (April 19, 1991)
                                                             Year Ended June 30,                through
                                           -------------------------------------------------   June 30,
                                             2008     2007     2006       2005       2004        2008
                                           -------- -------- ---------  ---------  ---------   ---------
                                                    (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License and milestone revenues ........ $     -- $     -- $      --  $      --     $   --   $   7,855
  Grant and contract revenues ...........       --      126       181         --         --       6,154
                                           -------- -------- ---------  ---------  ---------   ---------
      Total revenues ....................       --      126       181         --         --      14,009
                                           -------- -------- ---------  ---------  ---------   ---------
Operating expenses:
  Research and development ..............   18,180   21,115    25,737     24,964     24,447     311,922
  General and administrative ............    7,332    7,403    11,919      7,905      5,843      76,141
  Purchased in-process research
   and development ......................       --       --     6,647         --         --       6,647
                                           -------- -------- ---------  ---------  ---------   ---------
      Total operating expenses ..........   25,512   28,518    44,303     32,869     30,290     394,710
                                           -------- -------- ---------  ---------  ---------   ---------
Loss from operations ....................  (25,512) (28,392)  (44,122)   (32,869)   (30,290)   (380,701)
Interest income .........................    1,206    2,175     1,964      1,821      1,132      42,806
Interest expense and other
   income (expense), net ................        8       --        --         --         (7)     (1,556)
                                           -------- -------- ---------  ---------  ---------   ---------
Net loss................................. $(24,298)$(26,217)$ (42,158) $ (31,048) $ (29,165)  $(339,451)
                                           ======== ======== =========  =========  =========   =========
Basic and diluted net
   loss per share(1)..................... $  (0.93)$  (1.08)    (2.12) $   (1.57) $   (1.71)
                                           ======== ======== =========  =========  =========
Shares used to compute basic and
  diluted net loss per share ............   25,989   24,175    19,889     19,720     17,064
                                           ======== ======== =========  =========  =========

                                                             June 30,
                                           --------------------------------------------------
                                             2008     2007     2006       2005       2004
                                           -------- -------- ---------  ---------  ---------
                                                             (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities ............................ $ 16,755   38,762    40,477  $  71,899  $ 101,418
Total assets ............................   18,367   41,095    42,729     74,564    104,667
Deficit accumulated during
  development stage ..................... (339,451) (315,153)(288,936)  (246,778)  (215,730)
Total stockholders' equity ..............   16,445   38,401    39,320     69,994    100,288

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

Overview

Pharmacyclics is a pharmaceutical company leveraging our expertise in small- molecule chemistry and drug development to develop therapeutic products in oncology and immune mediated diseases based on novel targets, pathways, and mechanisms. Our pharmaceutical agents are synthetic small molecules designed to target key biochemical pathways in diseased cells. Our late stage product candidate, motexafin gadolinium (MGd, formerly Xcytrin®) has completed Phase 3 trials in patients with brain metastases from non-small-cell lung cancer (NSCLC) and is now in two Phase 2 trials being conducted by the National Cancer Institute in patients with primary brain tumors. We have three other drug candidates with product development programs in late stage pre-clinical development, Phase 1 and Phase 2 trials.

To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not expect to generate any product revenues until we receive the necessary regulatory and marketing approvals and launch one of our products, if at all.

We have incurred significant operating losses since our inception in 1991, and as of June 30, 2008, had an accumulated deficit of approximately $339.5 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, obtain required regulatory approvals and successfully manufacture and market our products.

MGd, is an anti-cancer agent with a novel mechanism of action. MGd is designed to accumulate selectively in cancer cells. Once inside cancer cells, MGd induces apoptosis (programmed cell death) by inhibiting thioredoxin reductase and disrupting redox-dependent pathways. We believe MGd has the potential to be used for treating many types of cancer either as a stand-alone agent or in combination with other treatments such as chemotherapy, targeted therapy or radiation therapy. MGd is also detectable by magnetic resonance imaging (MRI) and may allow for more precise tumor detection.

In the previously conducted pivotal SMART trial, (Study of Neurologic Progression with Motexafin Gadolinium and Radiation Therapy), investigators found that patients given MGd in addition to whole brain radiation therapy (WBRT) had a median time to neurologic progession of 15.4 months, compared to 10.0 months for patients who received only WBRT (p=0.12, hazard ratio=0.78), a trend in favor of MGd. In North American patients (N=348), where WBRT was delivered more promptly, the median time to neurologic progression was increased from 8.8 months for patients treated with WBRT alone compared to 24.2 months for patients receiving WBRT plus MGd (P=0.004, hazard ratio=0.53). We subsequently concluded that prompt delivery of radiation therapy, as typically given in the U.S., is an important factor in treatment effect. In December 2006, we submitted a New Drug Application (NDA) to the Food and Drug Administration (FDA) for the use of MGd in combination with radiation therapy for the treatment of patients with brain metastases from NSCLC. In December 2007, we announced that the FDA determined that our NDA was non-approvable which will require us, among other things, to conduct additional clinical studies and submit that data before the FDA will approve MGd for marketing. We have also completed a Phase 2 clinical trial of MGd plus stereotactic radiosurgery for the treatment of brain metastases. The results, presented at the 2007 Annual

Meeting of the American Society of Clinical Oncology indicated that MGd may improve the efficacy of stereotactic radiosurgery by providing more accurate magnetic resonance imagining (MRI) treatment-planning and better defining the treatment field in patients with brain metastases from solid tumors. MGd allowed physicians to identify occult brain metastases in 24% of patients that were missed with standard MRI contrast agents and were amenable to stereotactic radiosurgery.

Based on the results of these two trials, we are planning to conduct another Phase 3 pivotal trial for the use of MGd in combination with WBRT and stereotactic radiation therapy for the treatment of patients with brain metastases from NSCLC. Currently, MGd is under evaluation in multicenter studies sponsored by the NCI, a Phase 2 trial in adults with newly diagnosed glioblastoma and a Phase 2 trial in children with brain stem gliomas. The FDA has also designated MGd as an orphan drug for the treatment of brain metastases arising from solid tumors.

PCI-24781 is a histone deacetylase (HDAC) inhibitor that is now in a Phase 1 trial in patients with advanced relapsed solid tumors and a Phase 2 trial in patients with recurrent lymphomas. PCI-24781 targets histone deacetylase (HDAC) enzymes and inhibits their function. HDAC enzymes are required for control of gene expression and inhibition of these enzymes leads to tumor cell cytotoxicity. To date, clinical trials have demonstrated that PCI- 24781 is well-absorbed following oral administration and causes inhibition of the target enzyme. Published laboratory studies done in collaboration with scientists at Stanford University have identified a novel biomarker that may optimize clinical testing by improving patient selection. We are also developing a first-in-class HDAC-8 selective inhibitor which is in preclinical development for the potential treatment of cancer and autoimmune diseases.

PCI-32765 is an oral small molecule tyrosine kinase inhibitor that inhibits an enzyme, known as Btk, which is required for early B-cells to divide and mature into fully functioning cells. When B-cells are overactive, the immune system produces inflammatory cells and antibodies that begin to attack the body's own tissue, leading to autoimmune diseases such as rheumatoid arthritis, lupus and multiple sclerosis. Also, B-cell lymphomas and leukemias result from mutations acquired during normal B-cell development leading to uncontrolled proliferation and B cell malignancies. Studies have shown that PCI-32765 may inhibit the proliferation of B-cell lymphoma and leukemia cells and in published studies, it has demonstrated a dose dependent ability to inhibit disease development in rheumatoid arthritis animal models. In animal models of rheumatoid arthritis, oral administration of PCI-32765 leads to regression of established disease. We plan to file an IND application with the FDA for PCI- 32765. The initial Phase 1 trial will be conducted in patients with recurrent B-cell lymphoma who will receive the drug orally in a dose escalation design. We have developed a proprietary molecular probe that we will use as a biomarker to optimize our treatment regimen in our Phase 1 trial. The Phase 1 trial is designed to assess safety, pharmacokinetics and efficacy.

PCI-27483 is a small molecule inhibitor of Factor VIIa. This drug selectively inhibits Factor VIIa when it is complexed with a protein called tissue factor (TF). In cancer, the Factor VIIa:TF complex is found in abundance in pancreatic, gastric, colon and other tumors, and triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. The Factor VIIa:TF complex is thought to be the cause of the increased propensity to develop thromboses seen in cancer patients. Laboratory studies and animal models indicate that inhibitors of Factor VIIa may block tumor growth and metastases. We filed an Investigational New Drug (IND) application for PCI- 27483 with the FDA in July 2008. We plan to conduct a Phase 1 trial in normal volunteers, designed to assess safety and activity against the target protein. We believe that PCI-27483 may be useful for treating the thrombotic complications of cancer and also as an anti-cancer agent.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At June 30, 2008, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity (deficit). Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in the statement of operations. In determining whether a decline is other than temporary, management considers the following factors:

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

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with a number of clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for the year beginning July 1, 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The adoption of SFAS 157 is not expected to have a material impact on our financial position, operating results or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the impact of this standard on our results of operations and our financial position.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not expect the adoption of SFAS No. 162 to have a material effect on our financial position, operating results or cash flows.

Results of Operations

Revenues

The following table summarizes the period over period changes in our revenue over the last three fiscal years:

                                 2008    Change     2007    Change     2006
                               --------- -------  --------- -------  ---------
Grant and contract revenues   $    0     -100%   $ 126,000   -30%   $ 181,000

Revenues in fiscal years 2007 and 2006 were the result of a federal grant awarded by the National Institutes of Health (NIH). Work under this grant was completed in fiscal year 2007.

Research and Development Expenses

The following table summarizes the period over period changes in our research and development (R&D) expenses over the last three fiscal years:

                              2008      Change       2007      Change       2006
                           ----------- ---------  ----------- ---------  -----------
R & D expenses             $18,180,000   -14%     $21,115,000    -18%    $25,737,000

R&D expenses in fiscal 2008 decreased by $2,935,000 compared to fiscal 2007 primarily due to a decrease of $3,656,000 in personnel costs due to lower headcount, a decrease in share-based compensation of $821,000 and a reduction in consulting costs of $539,000 partially offset by increases of $2,146,000 in drug manufacturing costs and $710,000 in outside preclinical costs associated with our HDAC, Btk and Factor VIIa programs.

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

                                                                                         Related R&D Expenses
                                                                                         Years ended June 30,
                                                                                -------------------------------------
                                                                     Estimated
                                                   Phase of         Completion
Product                Description               Development         of Phase      2008          2007          2006
-------------------- --------------------- ------------------------- ---------- -----------  -----------  -----------
MGd                    Cancer                      Phase 3            Unknown   $ 2,413,000  $ 7,680,000  $14,331,000

HDAC Inhibitors        Cancer                      Phase 2            Unknown     3,429,000    2,547,000      235,000

Btk Inhibitors         Cancer                   Pre-clinical         Fiscal 2009  3,402,000    1,150,000       19,000

Factor VIIa Inhibitor  Cancer                   Pre-clinical         Fiscal 2009  2,349,000      919,000        3,000

OTHER                                                                                  ---        50,000      650,000
                                                                                 -----------  -----------  -----------
                     Total direct costs......................................... 11,593,000   12,346,000   15,238,000
                        Indirect costs..........................................  6,587,000    8,769,000   10,499,000
                                                                                 -----------  -----------  -----------
                     Total research and
                        development costs...................................... $18,180,000  $21,115,000  $25,737,000
                                                                                 ===========  ===========  ===========

Research and development expenses decreased $2,935,000 or 14% for the year ended June 30, 2008 compared to the year ended June 30, 2007 and were primarily comprised of the following:

  MGd program costs decreased $5,267,000 or 69%, primarily due to a $4,249,000 decrease in personnel costs and a $682,000 decrease in outside clinical trials costs due to the completion of the SMART and other trials.
  HDAC program costs increased $882,000 or 35% primarily due to an increase in drug costs of $1,030,000, partially offset by a decrease in non-clinical study costs of $423,000.
  Btk program costs increased $2,252,000 or 196% primarily due to a $915,000 increase in pre-clinical study costs, a $569,000 increase in drug costs and a $466,000 increase in personnel costs.
  Factor VIIa program costs increased $1,430,000 or 156% primarily due to a $350,000 increase in personnel costs, a $540,000 increase in drug costs and a $261,000 increase in preclinical study costs.
  Indirect costs decreased $2,182,000 or 25% primarily due to a $1,025,000 decrease in personnel costs and an $821,000 decrease in share-based compensation costs.

Research and development expenses decreased $4,622,000, or 18%, for the year ended June 30, 2007 compared to the year ended June 30, 2006, and were primarily comprised of the following:

  MGd program costs decreased $6,651,000, or 46%, primarily due to:

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

We expect research and development expenses to decline in fiscal 2009 as compared to fiscal 2008.

General and Administrative Expenses. The following table summarizes the period over period changes in our general and administrative (G&A) expenses over the last three fiscal years.

                               2008     Change       2007      Change       2006
                            ---------- ---------  ----------- ---------  ----------
General and
  administrative expenses  $7,332,000    -1%      $ 7,403,000   -38%    $11,919,000

G&A expenses in fiscal 2008 decreased by $71,000 compared to fiscal 2007. The composition of G&A expenses were similar in both fiscal years.

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

We expect general and administrative expenses to decline in fiscal 2009 as compared to fiscal 2008.

Purchased In-Process Research and Development. Purchased in-process research and development expense for the years ended June 30, 2008, 2007 and 2006 was $0, $0 and $6,647,000, respectively. The amount in fiscal 2006 was due to our acquisition, in April 2006, of multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation). One drug candidate was in a Phase 1 clinical trial while the other drug candidates were in pre-clinical development. Total consideration paid was $6,647,000 which consisted of 1,000,000 shares of our common stock, $2,000,000 of cash and $147,000 of transaction costs. We recorded an expense of $6,647,000 related to the consideration for the acquired drug candidates which had not yet reached technological feasibility and had no alternative future use due to the early stage of development and the significant regulatory requirements remaining.

Interest and Other, Net. Interest and other, net, was $1,214,000, $2,175,000 and $1,964,000 for the years ended June 30, 2008, 2007 and 2006, respectively. The decline in interest and other, net in fiscal 2008 was primarily due to decreased investment balances. The increase in interest and other, net in fiscal 2007 was primarily due to higher average interest rates earned on the company's investments.

Income Taxes. At June 30, 2008, we had net operating loss carryforwards of approximately $322.4 million for federal income tax reporting purposes and tax credit carryforwards of approximately $11.0 million for federal reporting purposes. These amounts expire at various times through 2028. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and tax credit carryforwards that can be carried forward may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. Such an annual limitation may result in the expiration of net operating losses before utilization. A full valuation allowance has been established for the company's deferred tax assets since realization of such assets through the generation of future taxable income is uncertain. See Note 6 of "Notes to Financial Statements."

Liquidity and Capital Resources

Our principal sources of working capital since inception have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income. Since inception, we have used approximately $306,007,000 of cash for operating activities and approximately $16,166,000 of cash for the purchase of laboratory and office equipment, leasehold improvements, and payments under capital lease agreements.

As of June 30, 2008, we had approximately $16,755,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities was $22,105,000, $23,544,000 and $31,819,000 for the years ended June 30, 2008, 2007 and 2006, respectively, and resulted primarily from operating losses adjusted for non-cash expenses and changes in accounts payable, accrued liabilities, prepaid expenses and other assets.

Net cash provided by (used in) investing activities of $22,361,000, $(8,891,000) and $25,877,000 in the years ended June 30, 2008, 2007 and 2006, respectively, primarily consisted of the net effect of purchases, maturities and sales of marketable securities.

Net cash provided by financing activities of $63,000, $22,093,000 and $559,000 in the years ended June 30, 2008, 2007 and 2006, respectively, primarily consisted of proceeds from the sale of common stock, the exercise of stock options and the sale of stock under the company's employee stock purchase plan.

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

Our future contractual obligations at June 30, 2008 are as follows:

                                        Operating
                                          Lease
                                       Commitments(1)
                                       -----------

Less than 1 year .................... $   918,000
1-3 years ...........................   1,407,000
3-5 years ...........................     330,000
More than 5 years....................          --
                                       -----------
  Total ............................. $ 2,655,000
                                       ===========
(1) Amounts reflect the July 11, 2008 amendment of the company's facility lease.

In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation (now Celera Corporation) business. Future milestone payments under the agreement, as amended, could total as much as $104 million, although we currently cannot predict if or when any of the milestones will be achieved. In addition, Celera will also be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from these programs.

Based upon the current status of our product development plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses as a result of on-going and future clinical trials to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the near future. Currently, we are actively seeking partnership collaborations to help fund the development of our product candidates. We may also be required to raise additional funds through the public or private sale of securities, bank debt or otherwise. If we are unable to secure additional funds, whether through partnership collaborations or sale of our securities, we will have to delay, reduce the scope of or discontinue one or more of our product development programs. Our actual capital requirements will depend on many factors, including the following:

  our ability to establish and the scope of any new partnership collaborations;
  the progress and success of preclinical studies and clinical trials of our product candidates; and
  the costs and timing of obtaining regulatory approvals.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, we cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be highly dilutive, or otherwise disadvantageous, to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to respond to competitive pressures or unanticipated requirements to develop our product candidates and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2008 would have potentially declined by $14,000.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio (in thousands, except interest rates):

                                 Fiscal Year         Fair Value
                                   2009           at June 30, 2008
                                 ----------       ----------------

Marketable securities ........  $   4,485              $   4,495

Weighted-average interest rate       4.53%                    --

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pharmacyclics, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Pharmacyclics, Inc. (a development stage enterprise) at June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008 and, cumulatively, for the period from April 19, 1991 (date of inception) to June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express opinions on these financial statements and on the company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
September 5, 2008

PHARMACYCLICS, INC.

(a development stage enterprise)

BALANCE SHEETS

(in thousands, except share and per share amounts)

                                                                    June 30,
                                                              --------------------
                                                                2008       2007
                                                              ---------  ---------
                           ASSETS
Current assets:
  Cash and cash equivalents ................................ $  12,260  $  11,941
  Marketable securities ....................................     4,495     26,821
  Prepaid expenses and other current assets ................       401        961
                                                              ---------  ---------
          Total current assets .............................    17,156     39,723
Property and equipment, net ................................       688        849
Other assets ...............................................       523        523
                                                              ---------  ---------
                                                             $  18,367  $  41,095
                                                              =========  =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................... $   1,055  $   1,426
  Accrued liabilities ......................................       796      1,189
                                                              ---------  ---------
          Total current liabilities ........................     1,851      2,615
Deferred rent ..............................................        71         79
                                                              ---------  ---------
          Total liabilities ................................     1,922      2,694
                                                              ---------  ---------
Commitments (Note 2 and 7)

Stockholders' equity:
  Preferred stock, $0.0001 par value; 1,000,000 shares
    authorized at June 30, 2008 and 2007; no shares
    issued and outstanding .................................        --         --
  Common stock, $0.0001 par value; 49,000,000 shares
    authorized at June 30, 2008 and 2007; shares issued
    and outstanding -- 26,015,389 at June 30, 2008
    and 25,968,189 at June 30, 2007 ........................         3          3
  Additional paid-in capital ...............................   355,883    353,560
  Accumulated other comprehensive income (loss) ............        10         (9)
  Deficit accumulated during development stage .............  (339,451)  (315,153)
                                                              ---------  ---------
          Total stockholders' equity .......................    16,445     38,401
                                                              ---------  ---------
                                                             $  18,367  $  41,095
                                                              =========  =========

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.

(a development stage enterprise)

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

                                                                            Period
                                                                             from
                                                                          Inception
                                                                       (April 19, 1991)
                                               Year Ended June 30,         through
                                         -------------------------------   June 30,
                                           2008       2007       2006        2008
                                         ---------  ---------  ---------  ----------
Revenues:
  License and milestone revenues....... $      --  $      --  $      --  $    7,855
  Grant and contract revenues .........        --        126        181       6,154
                                         ---------  ---------  ---------  ----------
          Total revenues ..............        --        126        181      14,009
                                         ---------  ---------  ---------  ----------
Operating expenses:
  Research and development* ...........    18,180     21,115     25,737     311,922
  General and administrative* .........     7,332      7,403     11,919      76,141
  Purchased in-process research
     and development ..................        --         --      6,647       6,647
                                         ---------  ---------  ---------  ----------
          Total operating expenses ....    25,512     28,518     44,303     394,710
                                         ---------  ---------  ---------  ----------
Loss from  operations .................   (25,512)   (28,392)   (44,122)   (380,701)
Interest income .......................     1,206      2,175      1,964      42,806
Interest expense and other
   income (expense), net ..............         8         --                 (1,556)
                                         ---------  ---------  ---------  ----------
Net loss .............................. $ (24,298) $ (26,217) $ (42,158) $ (339,451)
                                         =========  =========  =========  ==========

Basic and diluted net loss per share .. $   (0.93) $   (1.08) $   (2.12)
                                         =========  =========  =========
Shares used to compute basic
and diluted net loss per share ........    25,989     24,175     19,889
                                         =========  =========  =========

  *Includes non-cash share-based
   compensation of:
     Research and development ......... $     961  $   1,782  $   2,932  $    5,976
     General and administrative ....... $   1,299  $   1,300  $   3,332  $    6,547

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

(in thousands)

                                                                                                           Period
                                                                                                            from
                                                                                                         Inception
                                                                                                      (April 19, 1991
                                                                              Year Ended June 30,         through
                                                                        -------------------------------   June 30,
                                                                          2008       2007       2006        2008
                                                                        ---------  ---------  ---------  ----------
Cash flows from operating activities:
  Net loss ........................................................... $ (24,298) $ (26,217) $ (42,158) $ (339,451)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ...................................       348        439        588      14,985
     Amortization of premium/discount on marketable securities, net.....    (196)      (137)      (145)          6
     Purchased in-process research and development ...................        --         --      4,500       4,500
     Share-based compensation ........................................     2,260      3,082      6,264      12,523
     Loss (gain) on sale of marketable securities ....................        (7)        --         --          51
     Write-down of fixed assets ......................................        --         --         --         381
     Changes in assets and liabilities:
       Prepaid expenses and other assets .............................       560          4        293        (924)
       Accounts payable ..............................................      (371)      (482)    (1,207)      1,055
       Accrued liabilities ...........................................      (393)      (242)        73         796
       Deferred rent .................................................        (8)         9        (27)         71
                                                                        ---------  ---------  ---------  ----------
            Net cash used in operating activities ....................   (22,105)   (23,544)   (31,819)   (306,007)
                                                                        ---------  ---------  ---------  ----------
Cash flows from investing activities:
  Purchase of property and equipment .................................      (187)      (524)      (468)    (12,285)
  Proceeds from sale of property and equipment .......................        --         --         --         112
  Purchases of marketable securities .................................    (5,446)   (14,867)   (12,232)   (529,546)
  Proceeds from sales of marketable securities .......................     6,994         --         --      84,936
  Proceeds from maturities of marketable securities ..................    21,000      6,500     38,577     440,068
                                                                        ---------  ---------  ---------  ----------
            Net cash provided by (used in) investing activities ......    22,361     (8,891)    25,877     (16,715)
                                                                        ---------  ---------  ---------  ----------
Cash flows from financing activities:
  Issuance of common stock, net of issuance costs ....................        63     21,510        392     308,918
  Exercise of stock options ..........................................        --        583        167       6,431
  Proceeds from notes payable ........................................        --         --         --       3,000
  Issuance of convertible preferred stock, net of issuance costs .....        --         --         --      20,514
  Payments under capital lease obligations ...........................        --         --         --      (3,881)
                                                                        ---------  ---------  ---------  ----------
            Net cash provided by financing activities ................        63     22,093        559     334,982
                                                                        ---------  ---------  ---------  ----------
Increase (decrease) in cash and cash equivalents .....................       319    (10,342)    (5,383)     12,260
Cash and cash equivalents at beginning of period .....................    11,941     22,283     27,666          --
                                                                        ---------  ---------  ---------  ----------
Cash and cash equivalents at end of period ........................... $  12,260  $  11,941  $  22,283  $   12,260
                                                                        =========  =========  =========  ==========
Supplemental Disclosures of Cash Flow Information:
  Interest paid ...................................................... $      --  $      --  $      --  $    1,269

Supplemental Disclosure of Non-Cash Investing and Financing Activities
  Property and equipment acquired under capital lease obligations ....        --         --         --       3,881
  Warrants issued ....................................................        --         --         --          49
  Conversion of notes payable and accrued interest
    into convertible preferred stock .................................        --         --         --       3,051

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.

-(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the period from inception (April 19, 1991) through June 30, 2008

(in thousands, except share and per share amounts)

                                                                                                                        Deficit
                                                  Convertible                                          Accumulated    Accumulated
                                               Preferred Stock         Common Stock      Additional       other         During
                                           --------------------- ----------------------   Paid-in     Comprehensive   Development
                                             Shares      Amount     Shares      Amount    Capital     Income (Loss)      Stage       Total
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Issuance of common stock for cash at
  $0.02 per share ........................         --  $     --      400,000  $     --  $        6  $            --  $        --  $        6
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1991 .................         --        --      400,000        --           6               --           --           6
Issuance of common stock for cash at an
  average price of $0.02 per share .......         --        --       97,111        --           2               --           --           2
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $1.32 per share ....  2,040,784        --           --        --       2,667               --           --       2,667
Net loss .................................         --        --           --        --          --               --         (523)       (523)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1992 .................  2,040,784        --      497,111        --       2,675               --         (523)      2,152
Issuance of common stock for cash at an
  average price of $0.06 per share .......         --        --       49,000        --           3               --           --           3
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  $4.88 per share ........................  1,580,095        --           --        --       7,674               --           --       7,674
Net loss .................................         --        --           --        --          --               --       (3,580)     (3,580)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1993 .................  3,620,879        --      546,111        --      10,352               --       (4,103)      6,249
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.12 per share .....................         --        --      324,188        --          38               --           --          38
Issuance of convertible preferred stock
  for cash, net of issuance costs, at
  an average price of $8.63 per share ....    886,960        --           --        --       7,623               --           --       7,623
Net loss .................................         --        --           --        --          --               --       (5,141)     (5,141)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1994 .................  4,507,839        --      870,299        --      18,013               --       (9,244)      8,769
Issuance of common stock upon exercise
  of stock options at an average price
  of $0.24 per share .....................         --        --       38,403        --           9               --           --           9
Issuance of warrants .....................         --        --           --        --          49               --           --          49
Net loss .................................         --        --           --        --          --               --      (10,479)    (10,479)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1995 .................  4,507,839        --      908,702        --      18,071               --      (19,723)     (1,652)
Issuance of convertible preferred stock
  for notes payable and accrued interest
  at an average of $8.63 per share .......    353,483        --           --        --       3,051               --           --       3,051
Issuance of convertible preferred stock
  for cash, net of issuance costs, at an
  average price of $8.63 per share .......    295,649        --           --        --       2,550               --           --       2,550
Issuance of common stock upon initial
  public offering, net of issuance
  costs, for cash at $12 per share .......         --        --    2,383,450         1      26,042               --           --      26,043
Conversion of convertible preferred stock
  into common stock ...................... (5,156,971)       --    5,156,971        --          --               --           --          --
Issuance of common stock upon exercise of
  stock options at an average exercise
  price of $1.33 per share ...............         --        --       91,922        --         122               --           --         122
Issuance of common stock upon
  exercise of purchase rights at an
  exercise price of $10.20 per
  share ..................................         --        --        8,379        --          86               --           --          86
Share-based compensation expense .........         --        --           --        --          26               --           --          26
Net loss .................................         --        --           --        --          --               --       (8,235)     (8,235)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1996 .................         --        --    8,549,424         1      49,948               --      (27,958)     21,991
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $16.93 per share ......         --        --    1,442,190        --      24,420               --           --      24,420
Issuance of common stock upon exercise
  of stock options at an average price
  of $2.74 per share .....................         --        --       96,283        --         264               --           --         264
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $10.51 per share ..............         --        --       14,557        --         153               --           --         153
Share-based compensation expense .........         --        --           --        --         126               --           --         126
Net loss .................................         --        --           --        --          --               --      (10,258)    (10,258)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1997 .................         --        --   10,102,454         1      74,911               --      (38,216)     36,696
Issuance of common stock, net of
  issuance costs, for cash at $21.75
  per share ..............................         --        --    2,012,500        --      40,796               --           --      40,796
Issuance of common stock upon exercise
  of stock options at an average
  price of $6.57 per share ...............         --        --       88,933        --         584               --           --         584
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $14.36 per share ..............         --        --       10,372        --         149               --           --         149
Issuance of common stock upon exercise
  of warrants ............................         --        --       80,033        --          --               --           --          --
Share-based compensation expense .........         --        --           --        --          91               --           --          91
Net loss .................................         --        --           --        --          --               --       (9,675)     (9,675)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1998 .................         --        --   12,294,292         1     116,531               --      (47,891)     68,641
Issuance of common stock upon exercise
  of stock options at an average price
  of $5.10 per share .....................         --        --       75,275        --         384               --           --         384
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $12.77 per share ..............         --        --       13,643        --         174               --           --         174
Issuance of common stock upon exercise
  of warrants ............................         --        --       45,661        --          --               --           --          --
Share-based compensation expense .........         --        --           --        --          89               --           --          89
Change in unrealized gain (loss) on
  marketable securities ..................         --        --           --        --          --              (85)          --         (85)
Net loss .................................         --        --           --        --          --               --      (19,246)    (19,246)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (19,331)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 1999 .................         --        --   12,428,871         1     117,178              (85)     (67,137)     49,957
Issuance of common stock upon exercise
  of stock options at an average price
  of $13.88 per share ....................         --        --      102,372        --       1,421               --           --       1,421
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $25.62 per share ..............         --        --       11,213        --         287               --           --         287
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $44.36 per share ......         --        --    3,465,000         1     153,711               --           --     153,712
Share-based compensation expense .........         --        --           --        --          88               --           --          88
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --             (421)          --        (421)
Net loss .................................         --        --           --        --          --               --      (23,630)    (23,630)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (24,051)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2000 .................         --        --   16,007,456         2     272,685             (506)     (90,767)    181,414
Issuance of common stock upon exercise
  of stock options at an average price
  of $16.17 per share ....................         --        --       93,528        --       1,512               --           --       1,512
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $27.89 per share ..............         --        --       15,386        --         429               --           --         429
Share-based compensation expense .........         --        --           --        --         326               --           --         326
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --            1,599           --       1,599
Net loss .................................         --        --           --        --          --               --      (30,925)    (30,925)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (29,326)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2001 .................         --        --   16,116,370         2     274,952            1,093     (121,692)    154,355
Issuance of common stock upon exercise
  of stock options at an average price
  of $13.93 per share ....................         --        --       13,257        --         183               --           --         183
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $8.32 per share ...............         --        --       58,169        --         484               --           --         484
Share-based compensation expense .........         --        --           --        --          91               --           --          91
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --             (930)          --        (930)
Net loss .................................         --        --           --        --          --               --      (36,575)    (36,575)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (37,505)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2002 .................         --        --   16,187,796         2     275,710              163     (158,267)    117,608
Issuance of common stock upon exercise
  of stock options at an average price
  of $1.03 per share .....................         --        --        3,397        --           3               --           --           3
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $2.64 per share ...............         --        --       38,908        --         103               --           --         103
Share-based compensation expense .........         --        --           --        --          13               --           --          13
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --              (19)          --         (19)
Net loss .................................         --        --           --        --          --               --      (28,298)    (28,298)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (28,317)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2003 .................         --        --   16,230,101         2     275,829              144     (186,565)     89,410
Issuance of common stock, net of
  issuance costs, for cash at an
  average price of $13.00 per share ......                         3,200,000                39,350                                    39,350
Issuance of common stock upon exercise
  of stock options at an average price
  of $4.91 per share .....................         --        --      181,136        --         889               --           --         889
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $4.90 per share ...............         --        --       36,680        --         180               --           --         180
Share-based compensation expense .........         --        --           --        --          18               --           --          18
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --             (394)          --        (394)
Net loss .................................         --        --           --        --          --               --      (29,165)    (29,165)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (29,559)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2004 .................         --  $     --   19,647,917  $      2  $  316,266  $          (250) $  (215,730) $  100,288
Issuance of common stock upon exercise
  of stock options at an average price
  of $4.46 per share .....................         --        --       61,014        --         272               --           --         272
Issuance of common stock upon exercise
  of purchase rights at an exercise
  price of $5.24 per share ...............         --        --       90,704        --         476               --           --         476
Share-based compensation expense .........         --        --           --        --          49               --           --          49
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --              (43)          --         (43)
Net loss .................................         --        --           --        --          --               --      (31,048)    (31,048)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (31,091)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2005 .................         --        --   19,799,635         2     317,063             (293)    (246,778)     69,994
Issuance of common stock upon exercise
  of stock options and purchase rights at
  average price of $3.80 per share .......         --        --      147,059        --         559               --           --         559
Issuance of common stock for purchase
  of Celera assets                                 --        --    1,000,000        --       4,500               --           --       4,500
Share-based compensation expense .........         --        --           --        --       6,264               --           --       6,264
Change in unrealized gain (loss) on
    marketable securities ................         --        --           --        --          --              161           --         161
Net loss .................................         --        --           --        --          --               --      (42,158)    (42,158)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (41,997)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2006 .................         --        --   20,946,694         2     328,386             (132)    (288,936)     39,320
Issuance of common stock, net of issuance
  costs, for cash at $4.75 per share ......        --        --    4,830,000         1      21,296               --           --      21,297
Issuance of common stock upon exercise
  of stock options and purchase rights at an
  average price $4.16 per share ...........        --        --      191,495        --         796               --           --         796
Share-based compensation expense ..........        --        --           --        --       3,082               --           --       3,082
Change in unrealized gain (loss) on
    marketable securities .................        --        --           --        --          --              123           --         123
Net loss ..................................        --        --           --        --          --               --      (26,217)    (26,217)
                                                                                                                                   ----------
Total comprehensive loss .................                                                                                           (26,094)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2007 ..................        --  $     -- $ 25,968,189  $      3  $  353,560  $            (9) $  (315,153) $   38,401
Issuance of common stock upon exercise
  of stock options and purchase rights at an
  average price $1.34 per share ...........        --        --       47,200        --          63               --           --          63
Share-based compensation expense ..........        --        --           --        --       2,260               --           --       2,260
Change in unrealized gain (loss) on
    marketable securities .................        --        --           --        --          --               19           --          19
Net loss ..................................        --        --           --        --          --               --      (24,298)    (24,298)
                                                                                                                                   ----------
Total comprehensive loss ..................                                                                                          (24,279)
                                           -----------  -------- ------------  --------  ----------  ---------------  -----------  ----------
Balance at June 30, 2008 ..................        --        --   26,015,389         3     355,883               10     (339,451)     16,445
                                           ===========  ======== ============  ========  ==========  ===============  ===========  ==========
'

The accompanying notes are an integral part of these financial statements.

49-55

PHARMACYCLICS, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1 - The Company and Significant Accounting Policies:

Description of the company

We are a pharmaceutical company leveraging our small-molecule drug development expertise to build a pipeline in oncology and immune mediated diseases based on novel targets, pathways, and mechanisms. To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not expect to generate any product revenues until we receive the necessary regulatory and marketing approvals and launch one of our products, if at all.

We have incurred significant operating losses since our inception in 1991, and as of June 30, 2008, had an accumulated deficit of approximately $339.5 million. Based upon the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. Currently, we are actively seeking partnership collaborations for our product candidates. We may also be required to raise additional funds through the public or private sale of securities, bank debt or otherwise. If we are unable to secure additional funds, whether through partnership collaborations or sale of securities, we will have to delay, reduce the scope of or discontinue one or more of our product development programs. Our actual capital requirements will depend on many factors, including the following:

  our ability to establish and the scope of any new partnership collaborations;
  the progress and success of preclinical studies and clinical trials of our product candidates; and
  the costs and timing of obtaining regulatory approvals.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, we cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be highly dilutive, or otherwise disadvantageous, to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to respond to competitive pressures or unanticipated requirements, to develop our product candidates, and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operations.

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

Basic and diluted net loss per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 5,540,544, 5,589,114 and 5,266,802 shares of common stock were outstanding at June 30, 2008, 2007 and 2006, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

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

The company's marketable securities consisted of the following (in thousands):

                                                         Net
                                                    Unrealized  Estimated
                                          Amortized    Gains       Fair
                                            Cost     (Losses)     Value
                                          ---------  ---------  ----------
June 30, 2008
Debt (state or political subdivision)... $      --  $      --   $      --
Debt (corporate)........................     4,485         10       4,495
                                          ---------  ---------  ----------
                                         $   4,485  $      10  $    4,495
                                          =========  =========  ==========

June 30, 2007
Debt (state or political subdivision)... $   1,999  $      (6) $    1,993
Debt (corporate)........................    24,831         (3)     24,828
                                          ---------  ---------  ----------
                                         $  26,830  $      (9) $   26,821
                                          =========  =========  ==========

At June 30, 2008 and 2007, all of the company's debt investments are classified as short-term, as the investments are available to fund the company's current operations. At June 30, 2008, the company's marketable securities had the following contractual maturities (in thousands):

                                                     Estimated
                                          Amortized    Fair
                                            Cost       Value
                                          ---------  ---------
Less than one year...................... $   4,485  $   4,495
                                          =========  =========

Restricted investments

Under the company's lease agreement, it is required to maintain a $450,000 letter of credit as security for performance under the lease. The letter of credit is secured by a $450,000 certificate of deposit which is included in other assets at June 30, 2008 and 2007.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the company to credit risk consist principally of cash, cash equivalents and marketable securities. The company places its cash and cash equivalents with high-credit quality financial institutions and invests in debt instruments of financial institutions, corporations and government entities with strong credit ratings. Management of the company believes it has established guidelines relative to credit quality, diversification and maturities that maintain safety and liquidity.

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

Accounting for share-based compensation

The company adopted SFAS 123R, Share-Based Payments, effective beginning July 1, 2005 using the modified prospective application transition method. The modified prospective application transition method requires that companies recognize compensation expense on new share-based payment awards and existing share-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service had not been rendered that were outstanding as of the July 1, 2005 has been expensed as the requisite service was rendered. The effect of recording share-based compensation was as follows:

                                                       Year Ended
                                      --------------------------------------------
                                      June 30, 2008   June 30, 2007  June 30, 2006
                                      --------------  -------------  -------------
Effect on net loss ................. $    2,260,000  $   3,082,000  $   6,264,000

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

                                              Year Ended June 30,
                                        -------------------------------
                                           2008       2007       2006
                                        ----------  ---------  --------
Stock option plans:
  Expected dividend yield ............          0%        0%       0%
  Expected stock price volatility ....         74%       73%      79%
  Risk free interest rate ............       2.66%     4.54%    4.90%
  Expected life (years) ..............       5.00       4.61      4.98

Employee stock purchase plan:
  Expected dividend yield ............          0%        0%       0%
  Expected stock price volatility ....         71%       54%      54%
  Risk free interest rate ............       3.78%     4.42%    4.42%
  Expected life (years) ..............       1.29       1.25      1.25

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans during fiscal 2008, 2007 and 2006 was $0.65, $1.84 and $3.03 per share, respectively. The weighted average estimated grant date fair value of purchase awards under the company's employee stock purchase plan during fiscal 2008, 2007 and 2006 was $0.97, $3.30 and $3.30 per share, respectively.

As of June 30, 2008, $4,442,000 of total unrecognized compensation costs related to non-vested options are scheduled to be recognized over a weighted average period of 2.17 years and $64,000 of total unrecognized compensation costs related to purchase awards under the company's employee stock purchase plan are scheduled to be recognized over a weighted average period of 0.30 years. There were no capitalized share-based compensation costs at June 30, 2008.

The company accounts for equity instruments issued to non-employees for goods or services in accordance with the provisions of SFAS No. 123R and Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"). Accordingly, as these instruments vest, the company is required to remeasure the fair value of the equity instruments at each reporting period prior to vesting and then finally at the vesting date of the equity instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for the year beginning July 1, 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The adoption of SFAS 157 is not expected to have a material impact on our financial position, operating results or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the impact of this standard on our results of operations and our financial position.

In June 2007, the FASB ratified EITF Issue No. 07-3 ("EITF 07-3"), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Earlier application is not permitted. Companies should report the effects of applying this issue prospectively for new contracts entered into on or after the effective date of this issue. We are currently evaluating the impact of this standard on our results of operations and our financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not expect the adoption of SFAS No. 162 to have a material effect on our financial position, operating results or cash flows.

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

Celera Genomics. In April 2006, the company acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation). Under the terms of the agreement as amended in May 2008, the company acquired Celera technology and intellectual property relating to drugs that target histone deacetylase (HDAC) enzymes, selective HDAC enzymes, a Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases, and B-cell associated tyrosine kinase inhibitors potentially useful for the treatment of lymphomas and autoimmune diseases. At the date of acquisition, the HDAC drug candidate was in a Phase 1 clinical trial the other drug candidates were in pre-clinical development. In May 2008, the company amended its agreement with Celera pertaining to potential sublicensing of our HDAC compounds. Under the amendment, Celera may receive a portion of any upfront licensing payments we receive from sublicensing an HDAC product under the agreement and the total future potential milestone payments due to Celera were reduced from $144 million to $104 million dollars. In addition, Celera will also be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from these programs.

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

Note 3 - Balance Sheet Components:

Property and equipment consists of the following (in thousands):

                                                          June 30,
                                                    --------------------
                                                       2008       2007
                                                    ---------  ---------
Equipment ........................................ $   6,409  $   7,229
Leasehold improvements ...........................     2,569      2,976
Furniture and fixtures ...........................       164        870
                                                    ---------  ---------
                                                       9,142     11,075
Less accumulated depreciation and amortization ...    (8,454)   (10,226)
                                                    ---------  ---------
                                                   $     688  $     849
                                                    =========  =========

Accrued liabilities consist of the following (in thousands):

                                                          June 30,
                                                    --------------------
                                                       2008       2007
                                                    ---------  ---------
Employee compensation ............................ $     796  $   1,189
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

The following table summarizes the company's stock option activity (in thousands, except per share amounts):

                                             Options Outstanding
                                          ---------------------
                                                      Weighted
                                                       Average
                                Shares                Exercise
                               Available              Price Per
                               for Grant    Number      Share
                              ----------- ----------  ---------
Authorized ..................      1,000         --  $      --
Granted .....................       (480)       480       0.19
                              ----------- ----------
Balance at June 30, 1993 ....        520        480       0.19
Exercised ...................         --       (324)      0.12
Granted .....................       (167)       167       2.22
Forfeited or expired ........          8         (8)      0.11
                              ----------- ----------
Balance at June 30, 1994 ....        361        315       1.37
Exercised ...................         --        (39)      0.24
Granted .....................       (193)       193       3.75
Forfeited or expired ........         38        (38)      1.82
                              ----------- ----------
Balance at June 30, 1995 ....        206        431       2.50
Authorized ..................        485         --
Exercised ...................         --        (92)      3.09
Granted .....................       (492)       492      10.03
Forfeited or expired ........         11        (11)      6.11
                              ----------- ----------
Balance at June 30, 1996 ....        210        820       9.20
Authorized ..................        842         --
Exercised ...................         --        (96)      2.74
Granted .....................       (569)       569      16.69
Forfeited or expired ........         31        (31)     12.21
                              ----------- ----------
Balance at June 30, 1997 ....        514      1,262      11.58
Authorized ..................        602         --
Exercised ...................         --        (89)      6.57
Granted .....................       (577)       577      25.33
Forfeited or expired ........        158       (158)     15.41
                              ----------- ----------
Balance at June 30, 1998 ....        697      1,592      16.43
Authorized ..................        524         --
Exercised ...................         --        (75)      5.10
Granted .....................       (671)       671      19.25
Forfeited or expired ........        221       (221)     20.37
                              ----------- ----------
Balance at June 30, 1999 ....        771      1,967      17.38
Authorized ..................        681         --
Exercised ...................         --       (103)     13.88
Granted .....................       (723)       723      56.97
Forfeited or expired ........         53        (53)     23.38
                              ----------- ----------
Balance at June 30, 2000 ....        782      2,534      28.70
Authorized ..................        811         --
Exercised ...................         --        (94)     16.17
Granted .....................       (947)       947      36.80
Forfeited or expired ........        114       (114)     45.70
                              ----------- ----------
Balance at June 30, 2001 ....        760      3,273      29.78
Authorized ..................        747         --
Exercised ...................         --        (13)     13.93
Granted .....................     (1,634)     1,634       8.76
Forfeited or expired ........        625       (625)     27.83
                              ----------- ----------
Balance at June 30, 2002 ....        498      4,269      21.82
Authorized ..................        162         --
Exercised ...................         --         (3)      1.03
Granted .....................       (749)       749       4.35
Forfeited or expired ........        837       (837)     25.30
                              ----------- ----------
Balance at June 30, 2003 ....        748      4,178      18.03
Authorized ..................        162         --
Exercised ...................         --       (181)      4.91
Granted .....................       (532)       532       9.53
Forfeited or expired ........        296       (296)     28.55
                              ----------- ----------
Balance at June 30, 2004 ....        674      4,233      16.78
Authorized ..................        700
Exercised ...................                   (61)      4.46
Granted .....................       (814)       814       8.08
Forfeited or expired ........        200       (200)     18.19
                              ----------- ----------
Balance at June 30, 2005 ....        760      4,786      15.40
Authorized ..................        900         --
Exercised ...................         --       (191)      7.02
Granted .....................     (1,351)     1,351       4.58
Forfeited or expired ........        679       (679)     12.85
                              ----------- ----------
Balance at June 30, 2006 ....        988      5,267      13.26
Exercised ...................         --       (133)      4.38
Granted .....................     (1,310)     1,310       3.01
Forfeited or expired ........        855       (855)     13.83
                              ----------- ----------
Balance at June 30, 2007 .....       533      5,589      10.98
Exercised ....................        --         --         --
Granted ......................    (1,555)     1,555       1.05
Forfeited or expired .........     1,603     (1,603)     11.31
                              ----------- ----------
Balance at June 30, 2008 .....       581      5,541       8.10
                              =========== ==========

The total intrinsic value of stock options exercised during the years ended June 30, 2008, 2007 and 2006 were $0, $64,000 and $374,000, respectively. No income tax benefits were realized by the company in the years ended June 30, 2008, 2007 or 2006.

A summary of outstanding and vested stock options as of June 30, 2008 is as follows:

                                     Options Outstanding                               Options Vested
                      ----------------------------------------------------  --------------------------------------
                                     Weighted     Weighted                                Weighted
                                      Average      Average                                 Average
                        Number       Remaining    Exercise      Aggregate     Number      Exercise     Aggregate
Range of                  of        Contractual     Price       Intrinsic       of          Price      Intrinsic
Exercise Prices         Shares         Life       Per Share       Value       Shares      Per Share      Value
--------------------- -----------   -----------  -----------   -----------  -----------  -----------  -----------
   $0.78 - $0.78.....     91,826          9.75  $   0.78                        91,826  $      0.78
   $0.86 - $0.86.....  1,227,563          9.72      0.86                        25,227         0.86
   $1.57 - $2.64.....    258,527          8.50      2.23                       175,486         2.20
   $2.76 - $2.76.....    684,678          8.68      2.76                       215,119         2.76
   $3.08 - $4.13.....    164,641          6.38      3.58                       105,559         3.59
   $4.16 - $4.16.....    812,250          7.88      4.16                       424,245         4.16
   $4.25 - $5.53.....    573,356          4.78      4.58                       570,273         4.58
   $7.10 - $7.76.....    681,143          5.27      7.54                       605,352         7.51
   $8.20 - $27.51....    755,960          3.00      19.04                      754,000        19.07
  $32.75 - $78.13....    290,600          1.93      52.16                      290,600        52.16
                      -----------                              -----------  -----------               -----------
                       5,540,544          6.78  $   8.10      $ 1,191,000    3,257,687  $     12.25  $   120,000
                      ===========                              ===========  ===========               ===========

The company had outstanding exercisable options to purchase 4,928,736, 5,015,019, and 4,835,821 shares of common stock with a weighted average exercise price of $8.86, $11.81, and $13.94 at June 30, 2008, 2007, and 2006, respectively.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in fiscal 2008, 2007 and 2006 were 47,200, 58,331, and 82,851 shares of common stock at an average price of $1.34, $3.66, and $4.73 per share, respectively. Shares available for future purchase under the Purchase Plan are 213,607 at June 30, 2008.

Note 5 - Employee Benefit Plan:

The company maintains a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The company's matching contribution to the plan was $103,000, $141,000 and $185,000 for the years ended June 30, 2008, 2007 and 2006, respectively, and $949,000 for the period from inception (April 19, 1991) through June 30, 2008.

Note 6 - Income Taxes:

Deferred tax assets are summarized as follows (in thousands):

                                               June 30,
                                        ---------------------
                                            2008       2007
                                        ----------  ---------
Net operating loss carryforwards ..... $  115,390  $ 106,548
Tax credit carryforwards .............     13,797     14,981
Capitalized start-up and R&D costs ...      6,600      6,547
Depreciation and amortization.........      3,257      3,613
Share-based compensation .............      2,243      2,078
Reserves and accruals.................        207        289
                                        ----------  ---------
Gross deferred tax assets ............    141,494    134,056
Less valuation allowance .............   (141,494)  (134,056)
                                        ----------  ---------
Net deferred tax assets .............. $       --  $      --
                                        ==========  =========

A full valuation allowance has been established for the company's deferred tax assets at June 30, 2008 and 2007 since realization of such assets through the generation of future taxable income is uncertain. The change in the valuation allowance was approximately $7,438,000, $9,813,000 and $16,545,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to the loss before income taxes as summarized below (in thousands):

                                               Year Ended June 30,
                                        -------------------------------
                                            2008       2007      2006
                                        ----------  ---------  --------
Tax benefit at statutory rate ........ $    9,561  $  10,047  $ 16,511

Research and development credits .....      1,408        852       978
Deferred tax assets not benefited ....    (10,058)    (9,813)  (15,457)
State NOL disallowed/expired .........         --         --    (1,088)
Share-based compensation .............       (432)      (620)     (970)
Other ................................       (479)      (466)       26
                                        ----------  ---------  --------
                                       $       --  $      --  $     --
                                        ==========  =========  ========

                                       66

At June 30, 2008, the company had federal and state net operating loss carryforwards of approximately $322.4 million and $98.8 million, respectively. The federal and state net operating loss carryforwards will begin to expire in 2008. Federal and state tax credit carryforwards of $11.0 million and $8.0 million, respectively, are available to offset future taxable income. The federal tax credits will begin to expire in 2008. State research and development credits can be carried forward indefinitely.

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

On July 1, 2007, the company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The following table summarizes the activity related to the company's gross unrecognized tax benefits (in thousands):

Balance at July 1, 2007 upon adoption of FIN 48.... $ 2,890,000
Increases related to prior year tax positions......          --
Increases related to current year tax positions....      70,000
                                                     ----------
Balance at June 30, 2008........................... $ 2,960,000
                                                     ==========

As of the date of adoption, the company recorded a $2.89 million reduction to deferred tax assets for unrecognized tax benefits, all of which were offset by a full valuation allowance and therefore did not result in any adjustment to the beginning balance of deficit accumulated during development stage of retained earnings on the balance sheet. The company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months.

The company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically. In the event the company receives an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of July 1, 2007 open tax years in major jurisdictions date back to 1993 due to the taxing authorities' ability to adjust operating loss carry forwards.

Note 7 - Commitments:

The company leases its facility under non-cancelable operating leases that expire in fiscal 2009 and 2010 (based on a lease amendment entered into on July 11, 2008, see Note 9). Future minimum lease payments under the non-cancelable operating leases are as follows (in thousands):

                                         Operating
                                           Lease
                                        Commitments
                                        ----------
2009.................................. $      918
2010..................................        763
2011..................................        644
2012....................................      330
                                        ----------
  Total minimum lease payments
     and operating lease income ...... $    2,655
                                        ==========

Rent expense for the years ended June 30, 2008, 2007 and 2006 was $952,000, $996,000 and $1,278,000, respectively, and $16,107,000 for the period from inception (April 19, 1991) through June 30, 2008. Sublease income was $0 for each of the years ended June 30, 2008, 2007 and 2006, and $924,000 from the period from inception (April 19, 1991) through June 30, 2008. The terms of the facility lease provide for rental payments on a graduated scale. The company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid at June 30, 2008.

Note 8 - Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

                                                             Quarter Ended
                                        --------------------------------------------------------
                                        September 30,    December 31,   March 31,     June 30,
                                        ------------    ------------  ------------  ------------
Fiscal 2008

Loss from operations ................. $     (7,307)   $     (6,218) $     (7,220) $     (4,767)
Net loss .............................       (6,830)         (5,860)       (6,980)       (4,628)

Basic and diluted net loss per share . $      (0.26)   $      (0.23) $      (0.27) $      (0.18)

Shares used in computation of basic
   and diluted net loss per share ....       25,968          25,986        25,994        26,008

                                                            Quarter Ended
                                        --------------------------------------------------------
                                        September 30,   December 31,    March 31,     June 30,
                                        ------------    ------------  ------------  ------------
Fiscal 2007

Loss from operations ................. $     (6,983)   $     (6,496) $     (7,374) $     (7,539)
Net loss .............................       (6,491)         (5,977)       (6,759)       (6,990)[1]

Basic and diluted net loss per share . $      (0.31)   $      (0.25) $      (0.26) $      (0.27)

Shares used in computation of basic
   and diluted net loss per share ....       20,968          23,837        25,938        25,958

Note 9 - Subsequent Event

On July 11, 2008 the company entered into a lease amendment for its facility that reduced the amount of leased space from 64,776 square feet to 47,520 square feet. The amendment resulted in a lease of 15,000 square feet that expires in December 2009 and a lease for 32,520 square feet that expires in December 2011.

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

As of June 30, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management's Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

Management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page 45 of this Annual Report on Form 10-K.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

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

(a) 3. Exhibits

See Index to Exhibit beginning on page 73.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 5, 2008

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

Signature	Title	Date

/s/ RICHARD A. MILLER, M.D. Richard A. Miller, M.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	September 5, 2008

/s/ LEIV LEA Leiv Lea	Vice President, Finance and Administration and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	September 5, 2008

/s/ ROBERT W. DUGGAN Robert W. Duggan	Director	September 5, 2008

/s/ MILES R. GILBURNE Miles R. Gilburne	Director	September 5, 2008

/s/ JAMES L. KNIGHTON James L. Knighton	Director	September 5, 2008

/s/ RICHARD M. LEVY, PH.D. Richard M. Levy	Director	September 5, 2008

/s/ CHRISTINE A. WHITE, M.D. Christine A. White, M.D.	Director	September 5, 2008

EXHIBITS INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit of the same number to Form 8-A12G/A filed on May 21, 2002).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit of the same number to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
3.3	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Periodic Report on Form 8-K filed on August 9, 2006).
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

10.66+

Offer letter dated May 2, 2007, by and between the Company and Michael K. Inouye (incorporated by reference to Exhibit 10.66 to the company's Annual Report on Form 10-K for the year ended June 30, 2007).

10.67

Fifth Amendment to New Lease dated July 11, 2008 by and between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2008).

10.68**	Amendment No. 1 to Assignment Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated May 12, 2008. PDF provided as courtesy
10.69+	Form of Severance Agreement between the Company and certain executive officers. PDF provided as courtesy
10.70+	Offer letter dated July 9, 2008 by and between the Company and James Lowder, M.D. PDF provided as courtesy
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 72).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

________________

* Confidential treatment has been granted as to certain portions of this agreement.
+ Indicates a management contract or compensatory plan or arrangement.
** Confidential treatment has been requested as to certain portions of this agreement.