Form 10-Q
period 2008-09-30
PHARMACYCLICS INC
filed 2008-10-31
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): YES    ☐    NO    ☒

As of October 20, 2008, there were 26,016,639 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                       September 30,   June 30,
                                                           2008          2008
                                                       ------------  ------------
                       ASSETS
   Current assets:
     Cash and cash equivalents ...................... $      6,788  $     12,260
     Marketable securities ..........................        5,679         4,495
     Prepaid expenses and other current assets ......          560           401
                                                       ------------  ------------
          Total current assets ......................       13,027        17,156
   Property and equipment, net ......................          615           688
   Other assets .....................................          290           523
                                                       ------------  ------------
                                                      $     13,932  $     18,367
                                                       ============  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable ............................... $        954  $      1,055
     Accrued liabilities ............................        1,206           796
                                                       ------------  ------------
          Total current liabilities .................        2,160         1,851
   Deferred rent ....................................           70            71
                                                       ------------  ------------
          Total liabilities .........................        2,230         1,922
                                                       ------------  ------------
   Stockholders' equity:
     Common stock ...................................            3             3
     Additional paid-in capital .....................      357,700       355,883
     Accumulated other comprehensive income (loss)...           (8)           10
     Deficit accumulated during development stage....     (345,993)     (339,451)
                                                       ------------  ------------
         Total stockholders' equity .................       11,702        16,445
                                                       ------------  ------------
                                                      $     13,932  $     18,367
                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                            Period From
                                                                             Inception
                                                       Three Months Ended  (April 19, 1991)
                                                          September 30,        through
                                                       ------------------   September 30,
                                                         2008      2007         2008
                                                       --------  --------  --------------
Revenues:
     License and milestone revenues ................. $     --  $     --  $        7,855

     Contract and grant revenues ....................       --        --           6,154
                                                       --------  --------  --------------
            Total revenues ..........................       --        --          14,009
                                                       --------  --------  --------------
Operating expenses:
     Research and development* ......................    3,203     5,240         315,125

     General and administrative* ....................    3,439     2,067          79,580

     Purchased in-process research
        and development .............................       --        --           6,647
                                                       --------  --------  --------------
            Total operating expenses ................    6,642     7,307         401,352
                                                       --------  --------  --------------
Loss from operations ................................   (6,642)   (7,307)       (387,343)

Interest and other income, net ......................      100       477          41,350
                                                       --------  --------  --------------
Net loss ............................................ $ (6,542) $ (6,830) $     (345,993)
                                                       ========  ========  ==============

Basic and diluted net loss per share ................ $  (0.25) $  (0.26)
                                                       ========  ========
Shares used to compute basic and
   diluted net loss per share .......................   26,015    25,968
                                                       ========  ========

* Includes non-cash share-based compensation of
   the following:
     Research and development ....................... $    179  $    308  $        6,155
     General and administrative .....................    1,638       369           8,185

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                                 Period From
                                                                                                  Inception
                                                                            Three Months Ended (April 19, 1991)
                                                                               September 30,       through
                                                                            ------------------  September 30,
                                                                              2008      2007         2008
                                                                            --------  --------  --------------
Cash flows from operating activities:
   Net loss .............................................................. $ (6,542) $ (6,830) $     (345,993)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .........................................       90        92          15,075
   Amortization of premium/discount on marketable securities, net.........      (23)      (56)            (17)
   Purchased in-process research and development .........................       --        --           4,500
   Share-based compensation expense ......................................    1,817       677          14,340
   Gain (loss) on sale of marketable securities ..........................       --        (9)             51
   Write-down of fixed assets ............................................       --        --             381
   Changes in assets and liabilities:
      Prepaid expenses and other assets ..................................       74       (97)           (850)
      Accounts payable ...................................................     (101)        3             954
      Accrued liabilities ................................................      410      (277)          1,206
      Deferred rent ......................................................       (1)       (1)             70
                                                                            --------  --------  --------------
         Net cash used in operating activities ...........................   (4,276)   (6,498)       (310,283)
                                                                            --------  --------  --------------
Cash flows from investing activities:
   Purchase of property and equipment ....................................      (17)       (3)        (12,302)
   Proceeds from sale of property and equipment ..........................       --        --             112
   Purchases of marketable securities ....................................   (3,179)       --        (532,725)
   Proceeds from maturities and sales of marketable securities ...........    2,000     2,979         527,004
                                                                            --------  --------  --------------
        Net cash provided by (used in) investing activities ..............   (1,196)    2,976         (17,911)
                                                                            --------  --------  --------------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs .......................       --        --         308,918
   Exercise of stock options .............................................       --        --           6,431
   Proceeds from notes payable ...........................................       --        --           3,000
   Issuance of convertible preferred stock, net of issuance costs ........       --        --          20,514
   Payments under capital lease obligations ..............................       --        --          (3,881)
                                                                            --------  --------  --------------
        Net cash provided by financing activities ........................       --        --         334,982
                                                                            --------  --------  --------------
Increase (decrease) in cash and cash equivalents .........................   (5,472)   (3,522)          6,788
Cash and cash equivalents at beginning of period .........................   12,260    11,941              --
                                                                            --------  --------  --------------
Cash and cash equivalents at end of period ............................... $  6,788  $  8,419  $        6,788
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

We have incurred significant operating losses since our inception in 1991, and as of September 30, 2008, had an accumulated deficit of approximately $346.0 million. Based upon the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next six months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. Currently, we are actively seeking partnership collaborations for our product candidates. We also expect to raise additional funds through the public or private sale of securities, bank debt or otherwise. If we are unable to secure additional funds, whether through partnership collaborations or sale of securities, we will have to delay, reduce the scope of or discontinue one or more of our product development programs. Our actual capital requirements will depend on many factors, including the following:

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

Basis of Presentation

The accompanying interim condensed financial statements have been prepared by Pharmacyclics, Inc. (the company or Pharmacyclics), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The balance sheet at June 30, 2008 is derived from the audited balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Note 2 - Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 5,715,364 and 5,339,825 shares of common stock were outstanding at September 30, 2008 and 2007, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Note 3 - Share-Based Compensation

The components of share-based compensation recognized in the company's statements of operations for the three months ended September 30, 2008 and 2007 and since inception are as follows:

                                                               Period From
                                                                Inception
                                        Three Months ended   (April 19, 1991)
                                           September 30,         through
                                      -----------------------  September 30,
                                          2008        2007         2008
------------------------------------  ----------- ----------- -------------
Research and development              $  179,000  $  308,000  $  6,155,000
General and administrative             1,638,000     369,000     8,185,000
                                      ----------- ----------- -------------
Total share-based compensation        $1,817,000  $  677,000  $ 14,340,000
                                      =========== =========== =============

The following table summarizes the company's stock option activity for the three months ended September 30, 2008:

                                                        Options Outstanding
                                                   -----------------------------
                                                                      Weighted
                                        Shares                        Average
                                      Available                       Exercise
                                      for Grant       Number           Price
                                     ------------  ------------     ------------
Balance at June 30, 2008                 581,189     5,540,544     $       8.10
Options granted                         (325,925)      325,925             1.99
Options forfeited                        151,105      (151,105)           12.84
                                     ------------  ------------
Balance at September 30, 2008           406,369     5,715,364             7.63
                                     ============  ============

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. There were no sales under the Purchase Plan in the three month periods ended September 30, 2008 and 2007. Shares available for future purchase under the Purchase Plan are 213,607 at September 30, 2008.

Note 4 - Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains (losses) on marketable securities that are excluded from the results of operations.

The company's comprehensive losses were as follows:

                                                Three Months Ended
                                                   September 30,
                                            --------------------------
                                                2008          2007
                                            ------------  ------------
Net loss ................................. $ (6,542,000) $ (6,830,000)
Change in net unrealized losses
  on available-for-sale securities .......      (18,000)       (3,000)
                                            ------------  ------------
Comprehensive loss ....................... $ (6,560,000) $ (6,833,000)
                                            ============  ============

Note 5 - Fair Value Measurements and Marketable Securities

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2 "Partial Deferral of the Effective Date of Statement 157" (FSP 157-2). FSP-2 delays the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The company adopted SFAS No. 157 on July 1, 2008. The company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's short-term investments primarily utilize broker quotes in markets with infrequent transactions for valuation of these securities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the company's financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of September 30, 2008:

                                                                       Basis of Fair Value Measurements
                                                   Fair Value as of   -----------------------------------
                                                   September 30, 2008  Level 1     Level 2      Level 3
                                                   -----------------  ---------  -----------  -----------
Money market funds                                $          16,000  $  16,000  $         -  $          -
Corporate bonds                                           1,999,000           -   1,999,000             -
Government securities                                     2,348,000           -   2,348,000             -
Commercial paper                                          6,677,000           -   6,677,000             -
                                                   -----------------  ---------  -----------  -----------
Total cash equivalents and marketable securities  $      11,040,000  $  16,000  $11,024,000  $          -
                                                   =================  =========  ===========  ===========

The following is a summary of the Company's available-for-sale securities at September 30, 2008 and June 30, 2008:

                                                                     Unrealized  Unrealized      Fair
As of September 30, 2008                              Cost Basis        Gain        Loss         Value
------------------------------------------------   -----------------  ---------  -----------  -----------
Money market funds                                $          16,000  $        - $          - $    16,000
Corporate bonds                                           1,999,000           -            -   1,999,000
Government securities                                     2,349,000           -      (1,000)   2,348,000
Commercial paper                                          6,684,000           -      (7,000)   6,677,000
                                                   -----------------  ---------  -----------  -----------
                                                         11,048,000           -      (8,000)  11,040,000
Less cash equivalents                                    (5,361,000)          -           -   (5,361,000)
                                                   -----------------  ---------  -----------  -----------
Total marketable securities                       $       5,687,000  $        - $    (8,000) $ 5,679,000
                                                   =================  =========  ===========  ===========

                                                                     Unrealized  Unrealized      Fair
As of June 30, 2008                                   Cost Basis        Gain        Loss         Value
------------------------------------------------   -----------------  ---------  -----------  -----------
Money market funds                                $       1,038,000  $        - $          - $ 1,038,000
Corporate bonds                                           2,987,000     14,000             -   3,001,000
Commercial paper                                         12,138,000           -      (4,000)  12,134,000
                                                   -----------------  ---------  -----------  -----------
                                                         16,163,000     14,000       (4,000)  16,173,000
Less cash equivalents                                   (11,678,000)          -           -  (11,678,000)
                                                   -----------------  ---------  -----------  -----------
Total marketable securities                       $       4,485,000  $  14,000  $    (4,000) $ 4,495,000
                                                   =================  =========  ===========  ===========

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The company elected to continue to measure related financial instruments and other items at their carrying amounts. Therefore, the adoption of SFAS No. 159 on July 1, 2008 did not have a material impact on the company's financial statements.

Note 6 - Separation Agreements

In September 2008, Richard A. Miller, the company's President & CEO and Leiv Lea, Vice President, Finance and Administration and CFO resigned their positions and entered into separation agreements with the company. Under the separation agreements, Dr. Miller remained an employee until September 30, 2008 and Mr. Lea resigned his position as of October 31, 2008. Under the agreements, the company agreed to pay Dr. Miller and Mr. Lea one year of salary in severance payments, accelerate the vesting of all outstanding options, extend the exercise period of all outstanding options to three years after termination and provide healthcare benefits for twelve months following the termination of their employment. Mr. Lea has also agreed to provide consulting services to the company through the end of calendar 2008. The company recorded severance expense of $1,930,000 which is comprised of $536,000 in cash payments to be made through January 2, 2009 and share-based compensation expense of $1,394,000 associated with the separation agreements in the quarter ended September 30, 2008. The company expects to record severance expense of $600,000 including approximately $200,000 relating to cash-based severance payments and share-based compensation expense of approximately $400,000 in the quarter ended December 31, 2008 associated with Mr. Lea's separation agreement.

Note 7 - Income Taxes

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2008, the company recorded a $2.96 million reduction to deferred tax assets for unrecognized tax benefits, all of which were offset by a full valuation allowance. We may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically, with no material impact to our financial results. In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of July 1, 2007 open tax years in major jurisdictions date back to 1991 due to the taxing authorities' ability to adjust operating loss carry forwards. The Company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

Note 8 - Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The company is currently evaluating the impact of the adoption of SFAS No. 141(R) on its financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), to partially defer FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The company adopted SFAS No. 157 for valuation and disclosures of its financial assets and liabilities in the first quarter of fiscal 2009 (see Note 5) and is currently evaluating the impact of adopting the provisions of FSP 157-2.

Note 9 - Subsequent Event

In October 2008, the company's Board of Directors approved, subject to stockholder approval at the 2008 Annual Meeting, an increase in the number of authorized shares of the company's common stock from 49,000,000 to 100,000,000; an increase in the number of shares of common stock authorized for issuance under the company's 2004 Equity Incentive Award Plan of 3,000,000 shares; an increase in the number of shares available for issuance under the company's Employee Stock Purchase Plan of 300,000 shares and to make certain other amendments to the Employee Stock Purchase Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2008 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 5, 2008.

 The following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events, such as our future clinical and product development, financial performance and regulatory review of our product candidates. Our actual results could differ materially from any future performance suggested in this report as a result of various factors, including those discussed in Part II, Item IA, "Risk Factors", and elsewhere in this report, in the company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and in our other Securities and Exchange Commission reports and filings. All forward-looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

Overview

Pharmacyclics is a pharmaceutical company leveraging our expertise in small-molecule chemistry and drug development to develop therapeutic products in oncology and immune mediated diseases based on novel targets, pathways, and mechanisms. Our pharmaceutical agents are synthetic small molecules designed to target key biochemical pathways in diseased cells. Our late stage product candidate, motexafin gadolinium (MGd, formerly Xcytrin®) has completed Phase 3 trials in patients with brain metastases from non-small-cell lung cancer (NSCLC) and is now in two Phase 2 trials being conducted by the National Cancer Institute in patients with primary brain tumors. We have three other drug candidates with product development programs in late stage pre-clinical development, Phase 1 and Phase 2 trials.

To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not expect to generate any product revenues until we receive the necessary regulatory and marketing approvals and launch one of our products, if at all.

We have incurred significant operating losses since our inception in 1991, and as of September 30, 2008, had an accumulated deficit of approximately $346.0 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, obtain required regulatory approvals and successfully manufacture and market our products.

MGd is an anti-cancer agent with a novel mechanism of action. MGd is designed to accumulate selectively in cancer cells. Once inside cancer cells, MGd induces apoptosis (programmed cell death) by inhibiting thioredoxin reductase and disrupting redox-dependent pathways. We believe MGd has the potential to be used for treating many types of cancer either as a stand-alone agent or in combination with other treatments such as chemotherapy, targeted therapy or radiation therapy. MGd is also detectable by magnetic resonance imaging (MRI) and may allow for more precise tumor detection.

In the previously conducted pivotal SMART trial, (Study of Neurologic Progression with Motexafin Gadolinium and Radiation Therapy), investigators found that patients given MGd in addition to whole brain radiation therapy (WBRT) had a median time to neurologic progession of 15.4 months, compared to 10.0 months for patients who received only WBRT (p=0.12, hazard ratio=0.78), a trend in favor of MGd. In the U.S. (N=185) where WBRT was delivered more promptly, the median time to neurologic progression was increased from 8.7 months for patients treated with WBRT alone compared to 24.2 months for patients receiving WBRT plus MGd (P=0.0048, hazard ratio=0.392). We subsequently concluded that prompt delivery of radiation therapy, as typically given in the U.S., is an important factor in treatment effect. The percentage of U.S. patients who received MGd within four weeks of brain metastases diagnosis was 92% compared to France where only 44% of patients received such prompt treatment. In December 2006, we submitted a New Drug Application (NDA) to the Food and Drug Administration (FDA) for the use of MGd in combination with radiation therapy for the treatment of patients with brain metastases from NSCLC. In December 2007, we announced that the FDA determined that our NDA was non-approvable which will require us, among other things, to conduct additional clinical studies and submit that data before the FDA will approve MGd for marketing. We have also completed a Phase 2 clinical trial of MGd plus stereotactic radiosurgery for the treatment of brain metastases. The results, presented at the 2007 Annual Meeting of the American Society of Clinical Oncology indicated that MGd may improve the efficacy of stereotactic radiosurgery by providing more accurate magnetic resonance imagining (MRI) treatment-planning and better defining the treatment field in patients with brain metastases from solid tumors. MGd allowed physicians to identify occult brain metastases in 24% of patients that were missed with standard MRI contrast agents and were amenable to stereotactic radiosurgery.

Based on the results of these two trials, we are planning to conduct another Phase 3 pivotal trial for the use of MGd in combination with WBRT for the treatment of patients with brain metastases from NSCLC. Currently, MGd is under evaluation in multicenter studies sponsored by the NCI, a Phase 2 trial in adults with newly diagnosed glioblastoma and a Phase 2 trial in children with brain stem gliomas. The FDA has also designated MGd as an orphan drug for the treatment of brain metastases arising from solid tumors.

PCI-24781 is a histone deacetylase (HDAC) inhibitor that is now in a Phase 1 trial in patients with advanced relapsed solid tumors and a Phase 1/2 trial in patients with recurrent lymphomas. PCI-24781 targets histone deacetylase (HDAC) enzymes and inhibits their function. HDAC enzymes are required for control of gene expression and inhibition of these enzymes leads to tumor cell cytotoxicity. To date, clinical trials have demonstrated that PCI-24781 is well-absorbed following oral administration and causes inhibition of the target enzyme. Published laboratory studies done in collaboration with scientists at Stanford University have identified a novel biomarker that may optimize clinical testing by improving patient selection.

PCI-32765 is an oral small molecule tyrosine kinase inhibitor that inhibits an enzyme, known as Btk, which is required for early B-cells to divide and mature into fully functioning cells. When B-cells are overactive, the immune system produces inflammatory cells and antibodies that begin to attack the body's own tissue, leading to autoimmune diseases such as rheumatoid arthritis, lupus and multiple sclerosis. Also, B-cell lymphomas and leukemias result from mutations acquired during normal B-cell development leading to uncontrolled proliferation and B cell malignancies. Studies have shown that PCI-32765 may inhibit the proliferation of B-cell lymphoma and leukemia cells and in published studies, it has demonstrated a dose dependent ability to inhibit disease development in rheumatoid arthritis animal models. In animal models of rheumatoid arthritis, oral administration of PCI-32765 leads to regression of established disease. We have developed a proprietary molecular probe that we will use as a biomarker to optimize our treatment regimen in a Phase 1 trial. The Phase 1 trial is designed to assess safety, pharmacokinetics and efficacy.

PCI-27483 is a small molecule inhibitor of Factor VIIa. This drug selectively inhibits Factor VIIa when it is complexed with a protein called tissue factor (TF). In cancer, the Factor VIIa:TF complex is found in abundance in pancreatic, gastric, colon and other tumors, and triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. The Factor VIIa:TF complex is thought to be the cause of the increased propensity to develop thromboses seen in cancer patients. Laboratory studies and animal models indicate that inhibitors of Factor VIIa may block tumor growth and metastases. We are enrolling patients in a Phase 1 trial in normal volunteers, designed to assess safety and activity against the target protein. We believe that PCI-27483 may be useful for treating the thrombotic complications of cancer and also as an anti-cancer agent.

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

Results of Operations

Research and Development

                                        Three Months ended
                                            September 30,
                                      -----------------------    Percent
                                          2008        2007        change
------------------------------------  ----------- -----------  ------------
Research and development expenses     $3,203,000  $5,240,000       -39%

The decrease of 39% or $2,037,000 in research and development expenses for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily due to a decrease of $594,000 in personnel costs due to lower headcount and a decrease of $672,000 in drug manufacturing costs and a decrease of $579,000 in outside preclinical costs associated with our HDAC, Btk and Factor VIIa programs.

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

                                                                                     Related R&D Expenses
                                                                                      Three Months ended
                                                                                         September 30,
                                                                                    -----------------------
                                                                        Estimated
                                                     Phase of          Completion
Program                  Description                Development         of Phase        2008        2007
--------------- ----------------------------- ----------------------- ------------- ----------- -----------
MGd             Cancer                        Phase 3                 Unknown       $  231,000  $  977,000

HDAC Inhibitors Cancer                        Phase 1/2               Unknown          510,000     909,000

Btk Inhibitors  Cancer                        Phase 1                 Unknown          886,000     595,000

Factor VIIa     Cancer                        Phase 1                 Fiscal 2009      344,000   1,071,000
                                                                                    ----------- ----------

                Total direct costs.................................................  1,971,000   3,552,000
                Indirect costs.....................................................  1,232,000   1,688,000
                                                                                    ----------- ----------
                Total research and
                   development expenses............................................ $3,203,000  $5,240,000
                                                                                    =========== ==========

General and Administrative

                                         Three Months ended
                                            September 30,
                                      -----------------------    Percent
                                          2008        2007        change
------------------------------------  ----------- -----------  ------------

General and administrative expenses   $3,439,000  $2,067,000       66%

The increase of 66% or $1,372,000 in general and administrative expenses for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily due to severance expenses including stock compensation expense of $1,394,000 and $536,000 of cash-based severance expenses associated with separation agreements entered into with the company's CEO and CFO in September 2008, partially offset by lower personnel costs of $170,000 due to lower headcount and a reduction of $263,000 in consulting expenses.

Under the CFO's separation agreement, our CFO resigned his position as of October 31, 2008. We therefore expect to record stock compensation expense of approximately $400,000 and $200,000 of cash-based severance expenses in our fiscal second quarter associated with our CFO's separation agreement. We also expect general and administrative expenses in our fiscal second quarter to be lower by approximately $1,300,000 as compared to our first fiscal quarter as all of the expense associated with the CEO's separation agreement were recorded in the company's first fiscal quarter.

Interest and Other, Net

                                         Three Months ended
                                            September 30,
                                      -----------------------    Percent
                                          2008        2007        change
------------------------------------  ----------- -----------  ------------

Interest and other, net               $  100,000  $  477,000       -79%

The decrease of 79% or $377,000 in interest and other, net for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was due to lower investment balances and lower average interest rates. Our cash equivalents and marketable securities consist primarily of fixed rate instruments.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income.

As of September 30, 2008, we had approximately $12,467,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $4,276,000 during the three months ended September 30, 2008, resulted primarily from our net loss, net of depreciation and amortization, share-based compensation expense and an increase in accrued liabilities.

Net cash used in investing activities of $1,196,000 in the three months ended September 30, 2008 consisted primarily purchases of marketable securities, partially offset by maturities and sales of marketable securities.

Net cash provided by financing activities was $0 in the three months ended September 30, 2008.

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

Our future contractual obligations at September 30, 2008 are as follows:

                                          Operating
                                            Lease
                                         Commitments
                                       ---------------
Remaining 9 months of fiscal 2009 ..   $      687,000
Fiscal 2010.........................          763,000
Fiscal 2011 ........................          644,000
Fiscal 2012.........................          330,000
                                       ---------------
     Total .........................   $    2,424,000
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

Based upon the current status of our product development plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next six months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the near future. Currently, we are seeking partnership collaborations to help fund the development of our product candidates. We also expect to raise additional funds through the public or private sale of securities, bank debt or otherwise. If we are unable to secure additional funds, whether through partnership collaborations or sale of our securities, we will have to delay, reduce the scope of or discontinue one or more of our product development programs. Our actual capital requirements will depend on many factors, including the following:

  our ability to establish and the scope of any new collaborations;
  the progress and success of clinical trials of our product candidates; and
  the costs and timing of obtaining regulatory approvals.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2008, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in the statement of operations. In determining whether a decline is other than temporary, management considers the following factors:

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

Share-Based Compensation

We adopted SFAS 123R, Share-Based Payments, effective beginning July 1, 2005 using the modified prospective application transition method. The modified prospective application transition method requires that companies recognize compensation expense on new share-based payment awards and existing share-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of the July 1, 2005 has been expensed as the requisite service was rendered.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2008 would have declined by approximately $9,000.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the first fiscal quarter of 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting: There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which have not materially changed other than as set forth below. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We will need substantial additional financing and we may have difficulty raising needed capital in the future.

We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We are unable to entirely fund these efforts with our current financial resources. Currently, we are actively seeking partnership collaborations to help fund the development of our product candidates. We also expect to raise additional funds through the public or private sale of securities, bank debt or otherwise. If we are unable to secure additional funds, whether through partnership collaborations or sale of our securities, we will have to delay, reduce the scope of or discontinue one or more of our product development programs.

Based upon the current status of our product development plans, we believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next six months. We may, however, choose to raise additional funds before then. Our actual capital requirements will depend on many factors, including:

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market. In the past, our stock price has fallen below the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). While we have since regained compliance with Marketplace Rule 4450(a)(5), we can not assure you that our stock price will continue to remain above the required minimum bid price. If we do not remain in compliance with the $1.00 minimum bid price requirement or any other NASDAQ listing requirement, our stock may be delisted by NASDAQ.

To maintain our listing on the NASDAQ Global Market, we are required, among other things, to either maintain stockholders' equity of at least $10 million or a market value of at least $50 million. While we currently satisfy the stockholders' equity requirement, we may not continue to do so.

We also expect to raise any necessary additional funds through the public or private sale or securities, bank debt financings, collaborative arrangements with corporate partners or other sources that may be highly dilutive or otherwise disadvantageous, to existing stockholders or subject us to restrictive covenants. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. Additional funds may not be available on acceptable terms, if at all. Our failure to raise capital when needed and on acceptable terms would require us to reduce our operating expenses, delay or reduce the scope of or eliminate one or more of our research or development programs and would limit our ability to respond to competitive pressures or unanticipated requirements and to continue operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

We have a history of operating losses and we expect to continue to have losses in the future.

We have incurred significant operating losses since our inception in 1991 and, as of September 30, 2008, had an accumulated deficit of approximately $346.0 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. All of our product candidates are in the early stages of development and the commercialization of those products will not occur, if at all, for at least the next several years. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and to obtain required regulatory approvals and to successfully manufacture and market our proposed product. To date, we have not generated revenue from the commercial sale of our products.

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

We face intense competition from other companies and research and academic institutions for qualified personnel. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco, California area. In September 2008, four members of our Board of Directors resigned and were replaced by four new members. At the same time of this change in our Board, our CEO and CFO resigned their positions and we are currently seeking to hire permanent replacements. If we lose an additional executive officer, a manager of one of our programs, or a significant number of any of our staff or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes, raise additional capital or implement our business strategy may be adversely affected or prevented. In particular, if we lose additional members of our senior management team, we may not be able to find suitable replacements in a timely fashion or at all and our business may be harmed as a result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

10.1	Separation Agreement effective as of September 10, 2008 by and between Richard A. Miller, M.D. and Pharmacyclics, Inc.
10.2	Separation Agreement effective as of September 10, 2008 by and between Leiv Lea and Pharmacyclics, Inc.
10.3	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for the 2004 Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1	Section 1350 Certifications of CEO and CFO.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: October 30, 2008	By:	/s/ ROBERT W. DUGGAN

Robert W. Duggan
Chairman and Interim Chief Executive Officer

Dated: October 30, 2008	By:	/s/ LEIV LEA

Leiv Lea
Vice President, Finance and Administration and Chief Financial Officer and Secretary

EXHIBITS INDEX
Exhibit Number	Description
10.1	Separation Agreement effective as of September 10, 2008 by and between Richard A. Miller, M.D. and Pharmacyclics, Inc. PDF provided as courtesy
10.2	Separation Agreement effective as of September 10, 2008 by and between Leiv Lea and Pharmacyclics, Inc. PDF provided as courtesy
10.3	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for the 2004 Plan PDF provided as courtesy
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO. PDF provided as courtesy
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO. PDF provided as courtesy
32.1	Section 1350 Certifications of CEO and CFO. PDF provided as courtesy