Form 10-Q
period 2008-12-31
PHARMACYCLICS INC
filed 2009-02-13
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
or
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

As of January 31, 2009, there were 26,049,846 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

This quarterly report on Form 10-Q consists of 36 pages of which this is page 1. The Exhibits Index page immediately follows page 35.

Note: PDF provided as a courtesy

PHARMACYCLICS, INC.
Form 10-Q
Table of Contents

PHARMACYCLICS®, (the pentadentate logo.gif) Xcytrin® are registered U.S. trademarks of Pharmacyclics, Inc. Other trademarks, trade names or service marks used herein are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

                                                       December 31,    June 30,
                                                           2008          2008
                                                       ------------  ------------
                       ASSETS
   Current assets:
     Cash and cash equivalents ...................... $     12,917  $     12,260
     Marketable securities ..........................           --         4,495
     Prepaid expenses and other current assets ......          759           401
                                                       ------------  ------------
          Total current assets ......................       13,676        17,156
   Property and equipment, net ......................          537           688
   Other assets .....................................          290           523
                                                       ------------  ------------
                                                      $     14,503  $     18,367
                                                       ============  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable ............................... $        833  $      1,055
     Accrued liabilities ............................        1,069           796
     Note payable to related party.....................      4,500            --
                                                       ------------  ------------
          Total current liabilities .................        6,402         1,851
   Deferred rent ....................................           69            71
                                                       ------------  ------------
          Total liabilities .........................        6,471         1,922
                                                       ------------  ------------
   Stockholders' equity:
     Common stock ...................................            3             3
     Additional paid-in capital .....................      358,856       355,883
     Accumulated other comprehensive income .........           --            10
     Deficit accumulated during development stage....     (350,827)     (339,451)
                                                       ------------  ------------
         Total stockholders' equity .................        8,032        16,445
                                                       ------------  ------------
                                                      $     14,503  $     18,367
                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

                                                                                                    Period From
                                                                                                     Inception
                                                       Three Months Ended     Six Months Ended    (April 19, 1991)
                                                           December 31,         December 31,          through
                                                       ------------------   ---------------------   December 31,
                                                         2008      2007       2008        2007          2008
                                                       --------  --------   ---------  ----------  --------------
Revenues:
     License and milestone revenues ................. $     --  $     --  $       --  $       --  $        7,855

     Contract and grant revenues ....................       --        --          --          --           6,154
                                                       --------  --------   ---------  ----------  --------------
            Total revenues ..........................       --        --          --          --          14,009
                                                       --------  --------   ---------  ----------  --------------
Operating expenses:
     Research and development* ......................    2,986     4,462       6,189       9,702         318,111

     General and administrative* ....................    1,874     1,756       5,313       3,823          81,454

     Purchased in-process research
        and development .............................       --        --          --          --           6,647
                                                       --------  --------   ---------  ----------  --------------
            Total operating expenses ................    4,860     6,218      11,502      13,525         406,212
                                                       --------  --------   ---------  ----------  --------------
Loss from operations ................................   (4,860)   (6,218)    (11,502)    (13,525)       (392,203)

Interest and other income, net ......................       26       358         126         835          41,376
                                                       --------  --------   ---------  ----------  --------------
Net loss ............................................ $ (4,834) $ (5,860) $  (11,376) $  (12,690) $     (350,827)
                                                       ========  ========   =========  ==========  ==============

Basic and diluted net loss per share ................ $  (0.19) $  (0.23) $    (0.44) $    (0.49)
                                                       ========  ========   =========  ==========
Shares used to compute basic and
   diluted net loss per share .......................   26,034    25,968      26,025      25,977
                                                       ========  ========   =========  ==========

* Includes non-cash share-based compensation of
   the following:
     Research and development ....................... $    173  $    247  $      352  $      555   $       6,328
     General and administrative .....................      461       352       2,099         721           8,646

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

                                                                                                  Period From
                                                                                                   Inception
                                                                             Six Months Ended    (April 19, 1991)
                                                                                December 31,        through
                                                                            -------------------   December 31,
                                                                              2008       2007         2008
                                                                            ---------  --------  --------------
Cash flows from operating activities:
   Net loss .............................................................. $ (11,376) $(12,690) $     (350,827)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .........................................       166       178          15,151
   Amortization of premium/discount on marketable securities, net...........     (33)      (94)            (27)
   Purchased in-process research and development .........................        --        --           4,500
   Share-based compensation expense ......................................     2,451     1,276          14,974
   Loss (gain) on sale of marketable securities ..........................        (1)       (7)             50
   Write-down of fixed assets ............................................        --        --             381
   Changes in assets and liabilities:
      Prepaid expenses and other assets ..................................      (125)       33          (1,049)
      Accounts payable ...................................................      (222)     (386)            833
      Accrued liabilities ................................................       273      (106)          1,069
      Deferred rent ......................................................        (2)       (3)             69
                                                                            ---------  --------  --------------
         Net cash used in operating activities ...........................    (8,869)  (11,799)       (314,876)
                                                                            ---------  --------  --------------
Cash flows from investing activities:
   Purchase of property and equipment ....................................       (15)      (20)        (12,300)
   Proceeds from sale of property and equipment ..........................        --        --             112
   Purchases of marketable securities ....................................    (3,179)       --        (532,725)
   Proceeds from maturities and sales of marketable securities ...........     7,698    18,994         532,702
                                                                            ---------  --------  --------------
        Net cash provided by (used in) investing activities ..............     4,504    18,974         (12,211)
                                                                            ---------  --------  --------------
Cash flows from financing activities:
   Issuance of common stock, net of issuance costs .......................        20        48         308,938
   Exercise of stock options .............................................         2        --           6,433
   Proceeds from notes payable ...........................................     5,000        --           8,000
   Issuance of convertible preferred stock, net of issuance costs ........        --        --          20,514
   Payments under capital lease obligations ..............................        --        --          (3,881)
                                                                            ---------  --------  --------------
        Net cash provided by financing activities ........................     5,022        48         340,004
                                                                            ---------  --------  --------------
Increase in cash and cash equivalents ....................................       657     7,223          12,917
Cash and cash equivalents at beginning of period .........................    12,260    11,941              --
                                                                            ---------  --------  --------------
Cash and cash equivalents at end of period ............................... $  12,917  $ 19,164  $       12,917
                                                                            =========  ========  ==============

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

Our strategy is to identify promising product candidates, to develop them in a rapid cost effective manner, and to seek development and for commercialization partners as appropriate to complement our internal efforts.

We have incurred significant operating losses since our inception in 1991, and as of December 31, 2008, had an accumulated deficit of approximately $350.8 million. Based upon the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next six months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. Currently, we are actively seeking partnership collaborations for our product candidates. We also expect to raise additional funds through the public or private sale of securities, bank debt or otherwise. If we are unable to secure additional funds, whether through partnership collaborations or sale of securities, we will have to delay, reduce the scope of or discontinue one or more of our product development programs. Our actual capital requirements will depend on many factors, including the following:

  our ability to establish and the scope of any new partnership collaborations;
  the progress and success of preclinical studies and clinical trials of our product candidates; and
  the costs and timing of obtaining regulatory approvals.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. We cannot be certain that additional funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be highly dilutive, or otherwise disadvantageous, to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to respond to competitive pressures or unanticipated requirements, to develop our product candidates, and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operations.

Basis of Presentation

The accompanying interim condensed financial statements have been prepared by Pharmacyclics, Inc. (the "company" or "Pharmacyclics"), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The balance sheet at June 30, 2008 is derived from the audited balance sheet at that date which is not presented herein.

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

Note 2 - Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 5,866,066 and 4,987,264 shares of common stock were outstanding at December 31, 2008 and 2007, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Note 3 - Share-Based Compensation

The components of share-based compensation recognized in the company's statements of operations for the three and six months ended December 31, 2008 and 2007 and since inception are as follows:

                                                                                        Period From
                                                                                        Inception
                                        Three Months Ended        Six Months Ended    (April 19, 1991)
                                           December 31,             December 31,         through
                                      -----------------------  ----------------------   December 31,
                                          2008        2007        2008        2007         2008
------------------------------------  ----------- ----------- ----------- -----------   ------------
Research and development              $  173,000  $  247,000  $  352,000  $  555,000   $  6,328,000
General and administrative               461,000     352,000   2,099,000     721,000   $  8,646,000
                                      ----------- ----------- ----------- -----------   ------------
Total share-based compensation        $  634,000  $  599,000  $2,451,000  $1,276,000   $ 14,974,000
                                      =========== =========== =========== ===========   ============

The following table summarizes the company's stock option activity for the six months ended December 31, 2008:

                                                                      Weighted
                                                      Number          Average
                                                        of            Exercise
                                                      Shares           Price
                                                   ------------     ------------
Balance at June 30, 2008                             5,540,544     $       8.10
Options granted                                        663,328             1.71
Options exercised                                       (1,250)            0.86
Options forfeited                                     (336,556)           11.17
                                                   ------------
Balance at December 31, 2008                         5,866,066             7.20
                                                   ============

At December 31, 2008, 3,233,717 shares were available for grant under the company's 2004 Equity Incentive Award Plan.

The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in the six months period ended December 31, 2008 and 2007 were 18,207 and 26,301 shares of common stock at a price of $1.08 and $1.84, respectively. Shares available for future purchase under the Purchase Plan are 495,400 at December 31, 2008.

Note 4 - Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains (losses) on marketable securities that are excluded from the results of operations.

The company's comprehensive losses were as follows:

                                                Three Months Ended          Six Months Ended
                                                    December 31,               December 31,
                                            --------------------------  --------------------------
                                                2008          2007          2008          2007
                                            ------------  ------------  ------------  ------------
Net loss ................................. $ (4,834,000) $ (5,860,000) $(11,376,000) $(12,690,000)
Change in net unrealized losses
  on available-for-sale securities .......        8,000        30,000       (10,000)       27,000
                                            ------------  ------------  ------------  ------------
Comprehensive loss ....................... $ (4,826,000) $ (5,830,000) $(11,386,000) $(12,663,000)
                                            ============  ============  ============  ============

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

The company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the company's financial assets (cash equivalents) as of December 31, 2008:

                                                                        Basis of Fair Value Measurements
                                                   Fair Value as of   ------------------------------------
                                                   December 31, 2008   Level 1      Level 2      Level 3
                                                   -----------------  ----------  -----------  -----------
Money market funds                                $       1,015,000  $1,015,000  $        -   $        -
Corporate bonds                                                  -           -            -            -
Government securities                                     6,099,000          -     6,099,000           -
Commercial paper                                                 -           -            -            -
                                                   -----------------  ----------  -----------  -----------
Total cash equivalents                            $       7,114,000  $1,015,000  $ 6,099,000  $        -
                                                   =================  ==========  ===========  ===========

The following is a summary of the company's available-for-sale securities at December 31, 2008 and June 30, 2008:

                                                                      Unrealized  Unrealized      Fair
As of December 31, 2008                               Cost Basis         Gain        Loss         Value
------------------------------------------------   -----------------  ----------  -----------  -----------
Money market funds                                $       1,015,000  $       -   $        -   $ 1,015,000
Corporate bonds                                                  -           -            -            -
Government securities                                     6,099,000          -            -     6,099,000
Commercial paper                                                 -           -            -            -
                                                   -----------------  ----------  -----------  -----------
                                                          7,114,000          -            -     7,114,000
Less cash equivalents                                    (7,114,000)         -            -    (7,114,000)
                                                   -----------------  ----------  -----------  -----------
Total marketable securities                       $              -   $       -   $        -   $        -
                                                   =================  ==========  ===========  ===========

                                                                      Unrealized  Unrealized      Fair
As of June 30, 2008                                   Cost Basis         Gain        Loss         Value
------------------------------------------------   -----------------  ----------  -----------  -----------
Money market funds                                $       1,038,000  $       -   $        -   $ 1,038,000
Corporate bonds                                           2,987,000      14,000           -     3,001,000
Commercial paper                                         12,138,000          -        (4,000)  12,134,000
                                                   -----------------  ----------  -----------  -----------
                                                         16,163,000      14,000       (4,000)  16,173,000
Less cash equivalents                                   (11,678,000)         -            -   (11,678,000)
                                                   -----------------  ----------  -----------  -----------
Total marketable securities                       $       4,485,000  $   14,000  $    (4,000) $ 4,495,000
                                                   =================  ==========  ===========  ===========

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

Note 6 - Separation Agreements

In September 2008, Richard A. Miller, the company's President & CEO, and Leiv Lea, the company's Vice President, Finance and Administration and CFO resigned their positions and entered into separation agreements with the company. Under the separation agreements, Dr. Miller remained an employee until September 30, 2008 and Mr. Lea resigned his position as of October 31, 2008. Under the agreements, the company agreed to pay Dr. Miller and Mr. Lea one year of salary in severance payments, accelerate the vesting of all outstanding options, extend the exercise period of all outstanding options to three years after termination and provide healthcare benefits for twelve months following the termination of their employment. The company recorded severance expense of $536,000 and share-based compensation expense of $1,394,000 associated with the separation agreements in the quarter ended September 30, 2008. The company also recorded severance expense of $600,000 including approximately $200,000 relating to cash-based severance payments and share-based compensation expense of approximately $400,000 in the quarter ended December 31, 2008 associated with Mr. Lea's separation agreement.

Note 7 - Note Payable

On December 30, 2008, the company borrowed $5,000,000 from Robert W. Duggan & Associates ("RWD"). Under the terms of the unsecured loan, the company is to pay RWD the principal sum of $5,000,000 on the earlier of (i) July 1, 2010 or (ii) upon the closing of an equity offering or rights offering by the company. The loan bears interest as follows: (i) 1.36% from December 30, 2008 until March 31, 2009, (ii) the rate of interest in effect for such day as publicly announced from time to time by Citibank N.A. as its "prime rate" from April 1, 2009 until December 31, 2009 and (iii) the prime rate plus 2% from January 1, 2010 until the expiration of the loan. Interest is to be paid annually.

The principal amount of the loan has been discounted to fair value for balance sheet presentation such that the stated interest rate together with the accretion of the discount will reflect an estimate of the market interest rate during the term of the loan. As described in Note 5, SFAS No. 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring the fair value of assets and liabilities. Due to the lack of reliable and objective observable data available to estimate the fair value of the loan, the value of the loan was determined using Level 3 inputs. These inputs included first an estimate of the probable term of the loan. The loan matures at the earlier of an equity offering or a Rights Offering, meeting the criteria stated in the loan agreement, or eighteen months from its effective date. Due to already initiated corporate events and the current cash situation of the company, the probable term of the loan was estimated at 6.25 months.

With the term established, the company used various methods to estimate the fair market interest rate of the loan. The first and primary approach was a market risk approach, beginning with the risk-free rate on the effective date of the loan increased by the calculated estimates of the cost of each of the different premiums a lender would require for the various risks taken. These premiums included the non-marketability risk of the note, the risk of default, the cost of arrangement and the opportunity costs. Using this methodology, the company estimated the fair market interest rate to be 23%. The reasonableness of this rate was then further supported by comparison to the outcome of the Black Scholes pricing model calculated using the following assumptions:

  Strike price: $5,000,000
  Expected term: 6.25 months
  Risk free interest rate: 0.28%
  Six month volatility: 139%

The calculation was performed using actual volatility for both the six-month and three-month periods prior to the loan effective date. The company's fair market rate estimate was further supported by market data estimating the interest rate on high yield bonds that the company believes would be of comparable quality to the loan.

The accretion of the discount will cause an increase in the carrying amount of indebtedness and charges to interest expense from December 31, 2008 to June 30, 2009 of $500,000.

Note 8 - Income Taxes

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2008, the company recorded a $2.96 million reduction to deferred tax assets for unrecognized tax benefits, all of which were offset by a full valuation allowance. We may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically, with no material impact to our financial results. In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of December 31, 2008, open tax years in major jurisdictions date back to 1991 due to the taxing authorities' ability to adjust operating loss carry forwards. The company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

Note 9 - Recent Accounting Pronouncements

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

Note 10 - Related Party Transaction

As discussed in Note 7 - Note Payable, on December 30, 2008, the company borrowed $5,000,000 from Robert W. Duggan & Associates (RWD) in the form of an unsecured loan. RWD is controlled by the company's Chairman of the Board and Chief Executive Officer, Robert W. Duggan. Mr. Duggan is the beneficial owner of approximately 29% of the company's outstanding common stock.

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

Overview

Our mission is to design, develop, and bring into commercialization novel small-molecule therapies intended to treat serious disease and improve quality of life and duration of life for patients.

Pharmacyclics is an innovative development stage biopharmaceutical company with four drug candidates in clinical development and several late stage preclinical programs. Each of these proprietary drug candidates targets large unmet medical needs in cancer and autoimmune disease.

We are committed to high standards of ethics, scientific rigor, and efficiency as we move each of these programs to commercialization.

Our goal is to identify promising product candidates based on exceptional scientific and development expertise, develop them in a rapid, cost-effective manner, and to seek development and/or commercialization partners particularly for ex-US markets as appropriate to complement our internal efforts.

To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not expect to generate any product revenues until we receive the necessary regulatory and marketing approvals and launch one of our products, if at all.

We have incurred significant operating losses since our inception in 1991, and as of December 31, 2008, had an accumulated deficit of approximately $350.8 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our products under development, obtain required regulatory approvals and successfully manufacture and market our products.

Our Pipeline

Our pharmaceutical drug development candidates are synthetic small molecules designed to target key biochemical pathways involved in human diseases with critical unmet needs. We currently have four proprietary clinical drug candidates under development and a preclinical drug candidate under development, and a lead compound undergoing preclinical optimization. This includes a histone deacetylase inhibitor (PCI- 24781) currently in Phase 1 clinical trials; an inhibitor of Factor VIIa (PCI-27483) soon to be in a Phase 1b clinical trial; an inhibitor of Bruton's tyrosine kinase (Btk) (PCI-32765) currently in a Phase 1 clinical trial targeting oncology applications; a Btk inhibitor in advanced preclinical testing (PCI-45261) targeting autoimmune and allergic indications; and an HDAC8 inhibitor lead (PCI-34051) that is currently being optimized for autoimmune and cancer indications. Motexafin gadolinium (MGd) has completed two Phase 3 trials in patients with brain metastases from non-small-cell lung cancer (NSCLC) and other cancers and is now in a Phase 2 trial being conducted by the National Cancer Institute (NCI) in patients with primary brain tumors.

Status of Products Under Development

The table below summarizes our product candidates and their stage of development:

------------------------------------------------------------------------------------------------------------------
Product Candidate            Disease Indication                                       Development Status(1)
------------------------------------------------------------------------------------------------------------------
MGd

   With Radiation            Brain metastases from lung cancer                        Phase 3 - complete
                             Primary brain tumor2                                     Phase 2 - enrolling
                             Childhood brain tumors2                                  Phase 2 - complete
                             Brain metastases with stereotactic radiosurgery          Phase 2 - complete

------------------------------------------------------------------------------------------------------------------
PCI-24781                    Advanced solid tumors                                    Phase 1 - enrolling
(HDAC Inhibitor)             Recurrent B cell lymphomas                               Phase 1 - enrolling
                             Recurrent B cell lymphomas                               Phase 2 - planned Q2 `09
                             Sarcoma                                                  Phase 1b/2a - planned Q2 `09
------------------------------------------------------------------------------------------------------------------
PCI-27483                    Cancer therapy                                           Phase 1 - complete (normal
volunteers)
(Factor VIIa Inhibitor)                                                               Phase 1b/2a -planned Q2 `09
------------------------------------------------------------------------------------------------------------------

PCI-32765 (B cell tyrosine   Lymphomas                                                Phase 1 -- enrolling
kinase inhibitor)
------------------------------------------------------------------------------------------------------------------

PCI-45261 (B cell tyrosine   Rheumatoid arthritis, Lupus, Mast cell disease           Preclinical
kinase inhibitor)
------------------------------------------------------------------------------------------------------------------
PCI-34051 (HDAC8             Autoimmune and cancer                                    Preclinical
inhibitor)
------------------------------------------------------------------------------------------------------------------

1. "Phase 1" means initial human clinical trials designed to establish the safety, dose tolerance and sometimes pharmacokinetics/pharmacodynamics of a compound. "Phase 2" means human clinical trials designed to establish safety, optimal dosage and preliminary activity of a compound. "Phase 3" means human clinical trials designed to lead to accumulation of data sufficient to support a new drug application, including substantial evidence of safety and efficacy.

2. Studies sponsored by the National Cancer Institute.

Motexafin Gadolinium (MGd)

MGd is a radiation and chemotherapy sensitizing agent with a novel mechanism of action. MGd is designed to accumulate selectively in cancer cells. Once inside cancer cells, MGd in combination with radiation induces apoptosis (programmed cell death) by disrupting redox-dependent pathways. We believe MGd has the potential to be used for treating many types of cancer in combination with other treatments such as chemotherapy, targeted therapy or radiation therapy. MGd is also detectable by magnetic resonance imaging (MRI) and may allow for more precise tumor detection. The Division of Cancer Treatment and Diagnosis of the NCI, has sponsored eight Phase 1 studies, one Phase 1/2 study, and one Phase 2 study, for evaluation which have and continue to provide valuable developmental insights and directions.

In the previously conducted pivotal SMART trial, (Study of Neurologic Progression with Motexafin Gadolinium and Radiation Therapy), patients given MGd in addition to whole brain radiation therapy (WBRT) had a median time to neurologic progression of 15.4 months, compared to 10.0 months for patients who received only WBRT (p=0.12, hazard ratio=0.78), a trend in favor of MGd. In North American patients (N=348), where WBRT was delivered more promptly, the median time to neurologic progression was increased from 8.8 months for patients treated with WBRT alone compared to 24.2 months for patients receiving WBRT plus MGd (P=0.004, hazard ratio=0.53). We subsequently concluded that prompt delivery of radiation therapy, as typically given in the U.S., is an important factor in treatment effect. In December 2006, we submitted a New Drug Application (NDA) to the Food and Drug Administration (FDA) for the use of MGd in combination with radiation therapy for the treatment of patients with brain metastases from NSCLC. In December 2007, we announced that the FDA determined that our NDA was non-approvable which will require us, among other things, to conduct additional clinical studies and submit that data before the FDA will approve MGd for marketing. We have concluded our review of MGd for the potential treatment of brain metastases from NSCLC and have decided not to pursue this indication.

Additionally, we are evaluating MGd in glioblastoma multiforme (GBM), wherein proof-of-efficacy relies on extending survival time. GBM is the most common primary brain tumor in adults accounting for 40% of primary central nervous system tumors. Radiation increases median survival by approximately 4 to 9 months, and addition of temozolomide increases this to 14 months, but despite numerous studies of other potential therapies, the outcome of GBM has not changed beyond this. Previously collaborators led by Dr. Judith Ford (Int. J. Rad. Oncol.Biol. Phys pp 1-8, 2007) showed that in a case matched analysis, patients treated with MGd (n=31) had a median survival of 16.1 months compared to the matched RTOG (Radiation Therapy Oncology Group) database patients with a median survival of 11.8 months. MGd is currently in a RTOG sponsored Phase 2 study in GBM in combination with radiation therapy and temozolomide (www.clinicaltrials.gov ; 113 patients study). The principal investigator, Dr. David G. Brachman, is heading this study at the Barrow Neurological Institute at St. Joseph's Hospital in Phoenix, AZ, and anticipates accrual to be complete by June '09. Previous studies in malignant gliomas headed by Dr. William Shapiro from the Barrow Institute have shown that the combination of MGd and temozolomide has no additional overlapping toxicities when used in combination.

Pharmacyclics is also evaluating the use of MGd with stereotactic radiosurgery (SRS). Data presented in the 2007 Annual Meeting of the American Society of Clinical Oncology indicated that MGd may improve the efficacy of SRS by providing more accurate magnetic resonance imagining (MRI) treatment-planning and better defining the treatment field in patients with brain metastases from solid tumors. MGd allowed physicians to identify occult brain metastases in 24.4% of patients that were not previously detected with standard MRI contrast agents and were amenable to stereotactic radiosurgery. Currently Pharmacyclics is determining the potential for development of MGd with SRS.

Histone Deacetylase Inhibitor Program

The human genome consists of a complex network of genes which are turned on or off depending on the needs of the cell. Cancer is characterized by genome-wide changes in gene expression within the tumor. These changes favor a tumor's ability to progress through the cell cycle, to avoid apoptosis, or to become resistant to chemotherapy. One of the ways in which genes are turned on or off is by means of chemical modification of histone proteins. Histone proteins are structural components of chromosomes, and form a scaffold upon which DNA, the genetic material, is arranged. Histone acetylation, DNA methylation, and other types of chromatin modifications constitute forms of epigenetic regulation that work coordinately to control gene expression in mammalian cells. A well studied histone modification is acetylation and deacetylation, modifications that are catalyzed by a family of enzymes known as histone acetyl transferases (or "HATs"), and histone deacetylases (or "HDACs"). HDAC is a family of eleven isoforms, denoted HDAC 1-11. Histone acetylation alters the transcriptional regulation of a subset of genes, including many tumor suppressors and genes involved in cell cycle control, cell division, and apoptosis. HDAC inhibitors lead to an increased acetylation of histone proteins and are able to restore a gene expression pattern in cancer cells that is more like that of a normal cell. HDAC inhibitors block cancer cell proliferation in vitro, and cancer cell growth arrest is observed in vivo at non-toxic concentrations.

PCI-24781 (Pan HDAC Inhibitor)

PCI-24781 is a novel, potent (low nM Ki), small molecule inhibitor of HDAC enzymes with anti-tumor activity in vitro and in vivo (Buggy et al Mol Cancer Ther 2006; 5 (5), p. 1309-1317). PCI-24781 treatment leads to synergistic efficacy in tumor cells in combination with DNA-damaging agents such as radiation, platinum agents, and poly (ADP-ribose) polymerase inhibitors. The mechanism of the synergy may involve inhibition of DNA repair. PCI-24781 has activity against primary human tumors from patients with colon, ovarian, lung and many hematological cancers. In vivo activity is correlated with drug exposure through a predictive measure of acetylation of histones and tubulin in circulating leukocytes and tumor samples.

We believe PCI-24781 has a half-life and potency superior to competitor drugs (e.g. Zolinza or LBH-589) that will allow us to achieve an ideal balance of efficacy with minimal toxicity.

Co-crystal of PCI-24781 chemical scaffold with HDAC showing optimized interactions with active site residues

Clinical Development -Oncology

Clinical development began with intravenous administration of PCI-24781 in an initial Phase 1 study, and has progressed to two clinical studies by the oral route in 2008, both of which are currently enrolling. The first study employing an oral capsule formulation (PCYC-0402) is a Phase 1, ascending dose study in patients with solid tumors. This study is open and actively enrolling at four clinical centers: MD Anderson Cancer Center, Marin Oncology, The University of Chicago, and Sarah Cannon Cancer Center (www.clinicaltrials.gov). Single agent stable disease has been achieved in a number of solid tumor histologies including colon, gall bladder, prostate, medullary thyroid and fibrosarcoma.

The second study by the oral route (PCYC-0403) is a Phase 1/2 trial in patients with lymphoma. The improved potency and pharmacokinetic aspects of PCI-24781 served as a basis for the ongoing proof of concept studies in Phase 1/2 in lymphoma. This trial is now open and actively enrolling at four centers: University of California, San Francisco, University of Nebraska, Northwestern University, and Washington University (St. Louis). Clinical responses have been recorded in this single agent clinical trial. Thrombocytopenia (reduced platelet count) is a reversible effect that has been observed with a number of HDAC inhibitors and is thought to be related to the pharmacologic mechanism of action. Some thrombocytopenia has been observed with PCYC-24781 but we believe it can be successfully managed through dose scheduling changes. No other grade 3 or higher adverse events have been observed to date.

A third clinical study (Phase 2) will test PCI-24781 in combination with doxorubicin in patients with soft tissue sarcoma. This trial will be co-sponsored by investigators at Massachusetts General Hospital and Dana-Farber/Harvard Cancer Center, and is planned to begin in 2Q 2009.

Proprietary Predictive Assays

Following chemotherapy or radiation treatment, some patient's tumors may turn on certain genes as a strategy by the tumor to adapt to the therapy and become resistant to cell death. One example of a genetic change that occurs in many cancers is the activation of the DNA repair gene RAD51. In response to treatment with DNA-damaging chemotherapy or radiation, tumors will often turn on DNA repair genes such RAD51 as an adaptive strategy to help the tumor repair the DNA damage done by these agents. In pre-clinical models, PCI-24781 was able to turn off RAD51 (and other DNA repair genes), effectively blocking the ability of the tumor to repair its damaged DNA, sensitizing the tumor to chemotherapy and radiation. PCYC has patented the predictive use of the biomarker RAD51 which was found by Pharmacyclics' scientists to potentially underlie resistance to therapy and may be used as a predictive measure of HDAC inhibitor activity that may be useful in the clinic. This research was published in the Proceedings of the National Academy of Sciences (Proc Natl Acad Sci U S A. 2007;104:19482-7. Epub 2007 Nov 27).

Thus PCI-24781 is effective at inhibiting repair of damaged DNA by downregulating RAD51, which is essential for repair of double-strand breaks (DSB). It was demonstrated by Pharmacyclics that PCI-24781 effectively prevents DSB repair via the homologous recombination pathway by modulation of RAD51 . This allows PCI-24781 to synergize effectively with other agents that damage DNA, such as radiation and chemotherapeutics such as platinum agents, PARP inhibitors and doxorubicin . We showed recently that RAD51 is overexpressed in a majority of human lymphoma samples and that pretreatment with PCI-24781 downregulates RAD51 and potentiates cell killing by subsequent addition of doxorubicin (Adimoolam et al., Proc.Natl.Acad.Sci.U.S.A, v. 104, p. 19482-19487, 2007). We showed recently that RAD51 is overexpressed in a majority of human lymphoma samples and that pretreatment with PCI-24781 downregulates RAD51 and potentiates cell killing by subsequent addition of doxorubicin (Balasubramanian et al., Blood (ASH 2007 Abstracts), v. 110, p.

1377.2007). One of our collaborators, Dr Dina Lev at MD Anderson Cancer Center, has shown that PCI-24781 can also synergize with doxorubicin in sarcoma, both in cells and in animal models . Accordingly, we have initiated a Phase 1/2 trial of PCI-24781 in combination with doxorubicin for treating sarcoma with Dr. Edwin Choy at Massachusetts General Hospital and Dr. George Demitri at Dana-Farber Cancer Center. These investigators are part of one of the leading consortiums in sarcoma in the world today. It is anticipated that clinical activity in this trial would pave the way to other indications for PCI-24781 in combination with doxorubicin, which is also used extensively in treatment of other neoplastic malignancies, including lymphoma, breast, lung and liver cancer.

Rad51 is a DNA repair gene that Pharmacyclics scientists have discovered that predicts sensitivity to PCI-24781. Top: PCI-24781 disrupts nuclear repair foci in colon cancer cells. Bottom: PCI-24781 downregulates RAD51 in tumors grown in mice.

Market

Pan-HDAC inhibitors have the potential for broad anti-cancer indications in hematologic and solid malignancies when used in combination with numerous chemotherapeutic drugs and radiation.

Specific HDAC isoforms have been implicated in many other physiological processes and there is growing interest in using pan- and isoform-specific HDAC inhibitors in many disease areas including metabolic, neurological and immunological disorders as well as for treating bacterial and parasitic infections. For instance, in CNS indications, HDAC inhibitors have shown activity in models of epilepsy, and migraine headaches, dementia, Alzheimer's, Parkinson's and Huntington's disease. (Recently reviewed in Kazantsev & Thompson, Nat Rev Drug Discov. 2008 7(10):854-68; Steffan JS et al. Nature. 2001 Oct 18;413(6857):739-43.) HDAC inhibitors have shown substantial activity in inflammatory models including rheumatoid arthritis, juvenile RA, multiple sclerosis, psoriasis, lupus and sepsis, diabetes and hemorrhagic shock. (Reviewed in Chipoy C.Drug Discov Today. 2005 1;10(3):197-20; Gray SG, Dangond F. Epigenetics. 2006 Apr-Jun;1(2):67-75. Epub 2006 Mar 5; Susick L et al;. J Cell Mol Med. 2009 epub Jan 28). Finally HDAC inhibitors have shown substantial activity in antiviral, antibacterial and antiparasitic applications (Elaut G, et al. Curr Pharm Des. 2007;13(25):2584-620).

The anti-inflammatory effects of HDAC inhibitors can act in multiple ways. One way is through the deacetylation of NF-kB subunit p65. This prevents binding to IkB and re-export from nucleus and results in broad inflammatory inhibition.

Pharmacyclics is actively involved in exploring many of these non-oncology clinical indications internally as well as with outstanding academic collaborators. Our internal programs include applications for RA and juvenile RA and atopic dermatitis. Currently Pharmacyclics is actively reviewing potential clinical options in these areas and would likely undertake these with a pharmaceutical partner.

Patents

Key patent protection in US and international territories will extend beyond 2024 with the possibility of patent term extensions during development.

Competition

Merck's vorinostat (Zolinza®) has been approved by the FDA for cutaneous T-cell lymphoma patients who have progressive, persistent or recurrent disease on or following failure of two systemic therapies, making the oral drug the first in its class to reach the market. A number of structurally distinct HDAC inhibitors are currently in clinical trials including Novartis' LAQ-824 LBH-589, the natural product depsipeptide (FK-228) from Gloucester, and the benzamide, SYND 275. HDAC inhibitors have exhibited clinical activity against a variety of human malignancies in initial clinical trials. For example, clinical improvements have been observed in patients with renal cell carcinoma, head and neck squamous carcinoma, mesothelioma, cancer, small-cell lung cancer, and melanoma, papillary thyroid carcinoma, and B- and T-cell lymphomas. Thrombocytopenia was identified as a dose-limiting toxicity for patients administered a number of these agents. Several of the competitors have reported cardiovascular toxicities such as Grade 3 QTc prolongation, arrhythmias and atrial fibrillation, in addition to fatigue, anorexia, infection, headache and nausea. To date, significant side effects, (other than reversible thrombocytopenia), have not been observed in clinical studies with PCI-24781 suggesting that PCI-24781may offer a less toxic modality for the treatment of cancer than its competitors.

Partnering

Through its preclinical and Phase 1 and early Phase 2 development of PCI-24781, Pharmacyclics has built substantial product value by reducing product risk while identifying clinical activity. We believe that a drug in a Phase 2 program is an optimal value and risk/benefit inflection point in which to seek corporate partnerships for co-development. A strategic goal for Pharmacyclics is to retain US sales and marketing rights, while partnering ex- US territories, which management believes will return maximal value for shareholders. Partnering ex-US development and commercialization of PCI-24781 is an important goal for Pharmacyclics in 2009.

Factor VIIa Inhibitor Program

Factor VII is a serine protease that becomes activated (fVIIa) by binding to tissue factor (TF). The fVIIa/TF complex triggers the extrinsic coagulation cascade that leads to the formation of a blood clot. Tissue factor is expressed in many cells such as fibroblasts and keratinocytes, but is absent from vascular cells that come in contact with circulating fVII in the blood. Preclinical models of thrombosis in several species have indicated that a selective inhibitor of the factor VIIa/Tissue Factor (fVIIa/TF) complex may have a greater therapeutic/safety index than inhibition of other coagulation factors. In many cancers, such as those arising from the pancreas, stomach or colon, overexpression of tissue factor is associated with an increased incidence of venous thromboembolism. Tissue factor overexpression also correlates with clinical stage and histological grade in a number of human tumor types (e.g. colorectal, pancreatic, glioblastoma, renal, etc.). Inhibitors of fVIIa/TF complexes have been shown to inhibit the growth of primary and metastatic tumors in mice. It is postulated that TF/fVIIa accelerates tumor progression through the PAR family of G-protein-couple receptors. Inhibition of TF/fVIIa activity can lead to inhibition of tumor growth, metastasis, and angiogenesis in tumors where TF is overexpressed. Inhibition of the TF/fVIIa complex may also down regulate VEGF expression, a critical molecule in angiogenesis (blood vessel formation to the tumor).

PCI-27483

PCI-27483 is a highly optimized and first of its kind, small molecule inhibitor of Factor VIIa developed by Pharmacyclics' scientists. This drug selectively inhibits Factor VIIa when it is complexed with a protein called tissue factor (TF). PCI-27483 is an extremely potent inhibitor of factor VIIa (1.6 nM Ki). It is a selective inhibitor with between a 100 to 100,000-fold specificity towards other enzymes involved in hemostasis such as kallikrein-P, Factor XIa, Factor IXa, Thrombin and Factor Xa.

PCI-24783 was developed using rational drug design (Katz, B. A.; et al. J. Mol. Biol. 2001, 307, 1451-1486) against the target molecule Factor VIIa

The antithrombotic effects of subcutaneous PCI-27483 administration were determined in a baboon model of arterial thrombosis. Increasing subcutaneous doses of PCI-27483 progressively inhibited platlet deposition and fibrin accumulation, with similar anti- coagulation effects as the low molecular weight heparin product, Lovenox.

In cancer, the Factor VIIa:TF complex triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. Laboratory studies and animal models indicate that PCI-27483 blocks tumor growth, angiogenesis and metastases.

Clinical Program

FVIIa was detected in 12/13 pancreatic carcinomas by immunohistochemical staining. Staining was detected in malignant cells while all normal epithelial cells were negative. Staining often detected at the leading edge of tumor invasion.

Pancreatic cancer is one of the significant causes of death from cancer in the US and Europe. Despite the improvements in the diagnosis and treatment of cancer, patients with locally advanced and/or metastatic pancreatic cancer have a median survival time of approximately 5 to 6 months. Gemcitabine is the most active drug in the treatment of advanced pancreatic cancer; however, the response rates of single agent gemcitabine are between 5% and 11% with a median survival time varying between 5.7 and 6.5 months. Cisplatin with gemcitabine has been reported to yield response rates of 10-20% and 4-9 months of median survival times. Clearly more effective therapy is needed.

TF expression has been observed in 89% of pancreatic cancers, but not in normal pancreas. Pancreatic cancer patients with high TF expression have a venous thromboembolism rate of 26.3% compared with 4.5% in patients with low TF expression. (Korana et. al. Clin Cancer Res. 2007 May 15;13(10):2870-5). Indeed, thromboembolic complications are increasingly considered to be the leading cause of death in patients with cancer (Levine MN: Cancer Treat Rev 2002;28:145-149). Among 66,000 patients with cancer admitted to US medical centers from 1995 to 2002, patients with pancreatic cancer had the highest risk of thromboembolic complications (12.1% per hospitalization) (Khorana et. al. J Clinical Oncology 2006, 24: 484-490). TF expression occurs early in pancreatic cancer and is also associated with VEGF expression, increased microvessel density and angiogenesis, and clinical venous thromboembolism in pancreatic cancer. Thus Pharmacyclics believes pancreatic cancer is an excellent focus for development of PCI-27483, which will have a dual mechanism of action of inhibiting tumor growth and thromboembolic events

We have recently completed our initial Phase 1 testing of PCI-27483 in healthy volunteers. The primary objective of the ascending dose Phase 1 study was to assess the pharmacodynamic and pharmacokinetic profiles of PCI-27483 following a single, subcutaneous injection. In addition, the safety and tolerability of PCI-27483 was evaluated. The drug was well tolerated and no adverse event was observed at any dose level. The International Normalized Ratio (INR) of prothrombin time was used to measure pharmacodynamic effect at dose levels of 0.05, 0.20, 0.80 and 2.0 mg/kg. Anticoagulation effects can be precisely and accurately measured a few hours following dosing with a simple point of care blood test. A mean peak INR of 2.7 was achieved without adverse effects at the highest dose level administered. A peak INR response between 2 and 3 is being targeted for future clinical studies. INR responses correlated with plasma concentrations of PCI-27483 (see below). The half-life of PCI-27483 was 9 to 10 hours, which compares favorably to the single-dose half-life of the low molecular weight heparins Lovenox (4.5 hours) and Fragmin (3 to 5 hours).

Measuremetns of INR (a measurement of coagulation potential) in patients dosed with PCI-27483 showing excellent predictability.

A multicenter Phase 1b/2a study is planned to begin in May 2009. The target patient population is locally advanced (non-metastasized) pancreatic cancer within 2 months of diagnosis either receiving or planned to receive gemcitabine therapy. The goals will be to a) assess the safety of PCI-27483 at pharmacologically active dose levels; b) to assess potential survival benefit and c) obtain initial information of the effects on the incidence of thromboembolic events.

Market

Each year 230,000 individuals worldwide are diagnosed with pancreatic cancer (in the US more than 34,000 are diagnosed each year). The overall pancreatic cancer market is forecasted to double to $1.2 billion in 2016. There are approximately 870,000 new cases of gastric cancer worldwide per year, with 670,000 deaths. Worldwide incidence of other cancers types that also have been shown to have high TF expression include: colon cancer (940,000 new cases per year); ovarian (190,000 new cases per year); breast (1.2 million new cases per year), and lung cancer (1.2 million new cases per year).

Patents

PCI-27483 (as a compound, in pharmaceutical compositions and in uses for treating a variety of diseases) is covered by US patent applications (issued and pending) and PCT national phase patent applications in 14 other jurisdictions, including Europe, Canada, Japan, China, India, South Korea, Australia and Brazil. The projected expiration of this coverage is through at least 2024 (without including patent term extensions in the various territories).

Partnering

Pharmacyclics will seek a partner to co-develop PCI-27483 in ex-US territories following completion of the Phase 2 clinical trial. We believe this unique drug may be competitively positioned for a significant partnership following this clinical milestone if it proves to be successful.

Btk Inhibitors

Pharmacyclics is pioneering the development of orally bioavailable inhibitors of Bruton's tyrosine kinase (Btk), a non-receptor tyrosine kinase (signaling molecule) that is critically important in B and mast cell signaling. When B-cells are overactive, the immune system produces inflammatory cells and antibodies that begin to attack the body's own tissue, leading to autoimmune diseases. Also, B-cell lymphomas and leukemias result from mutations acquired during normal B-cell development leading to uncontrolled proliferation and B-cell malignancies. Thus the potential clinical indications for a Btk inhibitor are diverse and include non-oncology applications for treatment of rheumatoid arthritis (RA), systemic lupus erythematosus (SLE), and allergic diseases such as eosoniphilic esophagitis. Specific cancer indications include non-Hodgkin's lymphoma (NHL), chronic lymphocytic leukemia (CLL), and as a potential inhibitor of tumor stem cells (also known as Tumor Initiating Cells or TIC's) that have been identified in certain cancers. Pharmacyclics has developed two programs of proprietary and chemically distinct inhibitors, producing one candidate optimized for oncology (PCI-32765) and currently in Phase 1 clinical trials; and one candidate optimized for autoimmune applications (PCI-45261) which is currently in advanced preclinical development with an anticipated IND in the first half of 2010.

BTK plays a critical role in signaling via B-cell receptor (BCR) signaling as well as FcgR, CD22 and CD19 receptor signaling. Btk inhibitors block B-cell activation and auto-antibody formation.

Genetic Validation of Inhibiting the Target in Humans

Unlike competing programs of inhibiting B-cell signaling such as with Syk inhibition, a human genetic mutation exists which helps to validate the science, safety and efficacy of a Btk inhibitor. Bruton's agammaglobulinemia is an X-linked disease (only male offspring being effected) occurring in approximately 1 in 250,000 males. In the absence of Btk, B lymphocytes do not differentiate or mature. Males with XLA have a total or almost total absence of B lymphocytes and plasma cells and very low levels of serum Ig. The major block occurs in the development of pro-B-cells to pre-B-cells and then to mature lymphocytes. Patients can have pre-B-cells in the marrow, but they have few, if any, functional (mature) B-cells in the peripheral blood and the lymphoid tissues. Without mature B lymphocytes, antibody-producing plasma cells are absent. Therefore Btk is absolutely necessary for the proliferation and the differentiation of B lymphocytes. Thus we believe that the B-cell selective function of Btk, as confirmed by the B-cell selective pathology in Bruton's agammaglobulinemia, indicates that Btk inhibition is better validated and will be more potent and have fewer side effects than inhibitors targeting other B-cell related kinases (e.g. Syk) in the B-cell signaling pathway. These findings are also observed in the mouse. A point mutation or knockout of Btk causes X-linked immunodeficiency (xid), with ~50% fewer conventional B2 B-cells, absent B1 B-cells, and reduced serum immunoglobulin (Ig) levels.  In a transgenic mouse in which Btk is expressed at ~25% of wild-type levels, development of B2 B-cell is fully restored, but mature B-cells are still deficient in responding to BCR stimulation.  Thus consistent with the human data, mature B-cells may be particularly dependent on Btk for activation.

PCI-32765 for Oncology

We have developed highly selective, small-molecule inhibitors of Btk using a proprietary scaffold and demonstrated oral efficacy in multiple preclinical models of autoimmune disease and lymphoma. Our inhibitors take advantage of a unique and proprietary mechanism to achieve potency and selectivity over other kinases. PCI-32765 inhibits purified Btk with an IC50 of 0.46 nM. In ex vivo stimulation assays in whole blood, PCI-32765 inhibits human B-cell receptor activation (IC50 ≈ 200 nM), while not affecting T-cell activation. We have also confirmed that PCI-32765 inhibits key phosphorylation events downstream of the B-cell receptor at similar concentrations. A one hour pulse of PCI-32765 is sufficient to inhibit B-cell activation for ~18 hours in cellular assays.

Our proprietary approach towards developing inhibitors makes PCI-32765 uniquely selective over closely related kinases. B-cell receptor signaling is implicated in the survival of B-cell derived Non-Hodgkin's lymphoma. Studies have shown that PCI-32765 inhibits the proliferation of B-cell lymphoma and leukemia cells. We have demonstrated that PCI-32765 is cytotoxic to a subset of lymphoma cell lines (GI50 <1 μM) and in vivo, significantly inhibits xenograft tumor growth in the mouse. We have recently initiated a trial of PCI-32765 in spontaneous canine lymphoma in companion animals. Thus far, in six dogs treated with PCI-32765 we have observed two partial responses (by RECIST criteria).

In animal models of rheumatoid arthritis, oral administration of PCI-32765 leads to the regression of established disease. In vivo, once daily oral dosing of PCI-32765 inhibited collagen induced arthritis (CIA) in the mouse (ED50 = 4.55 mg/kg/day). In a scheduling study (below), PCI-32765 rapidly regressed disease even when dosing was initiated at day 8, when inflammation was maximal. In addition, three days of PCI-32765 dosing resulted in inhibition of disease for six days, suggesting that intermittent dosing of PCI-32765 may result in sustained therapeutic effect. No PCI-32765-related weight loss was observed in the arthritis studies when dosed up to 200 mg/kg/day for 10 days. PCI-32765 also prevents the progression of anti-collagen induced arthritis at doses as low as 3 mg/kg.

Paw Inflammation in Mouse Collagen Induced Arthritis
Normal Control
Disease Control
PCI-32765 12.5 mg/kg Days 1-14
PCI-32765 12.5 mg/kg Days 1, 2, 3
PCI-32765 12.5 mg/kg Days 8-14
Mean±SE Clinical Arthritis Score (Scored 0-5)
Arthritis Day
0.0
0.5
1.0
1.5
2.0
2.5
3.0
3.5
4.0
4.5
5.0
5.5
6.0
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15

In mouse models of collagen induced arthritis, orally administered PC-32765 actually reversed disease. Shown are two dosing schedules for PCI-32765. In blue, animals were dosed for three days then the drug was withdrawn. The induction of the disease was delayed for four days. In green, the animals were allowed to develop the disease, and at day 8, the animals were dosed with PCI-32765. Within one day, the degree of disease severity was decreased.

PCI-32765 also prevents mast cell degranulation in vitro and inhibits the passive cutaneous anaphylaxis reaction in vivo. Dual inhibition of mast cell and B-cell activation may explain the significant efficacy of PCI-32765 in animal models and may provide a treatment modality for a variety of allergic diseases including eosoniphilic esophagitis as well as allergy.

PCI-32765 also significantly reduces disease severity in the mouse MRL/lpr lupus model, inhibiting proteinuria and anti-dsDNA antibody levels.

Clinical Development of PCI-32765

A robust kilogram-scale GMP synthesis has been developed and API is available to support clinical studies. An optimized capsule formulation has been developed.

We have developed multiple pharmacodynamic assays to monitor inhibition of B-cells in peripheral blood including a proprietary assay that can be used to monitor active-site occupancy of Btk by our inhibitors. We have developed a fluorescent probe that binds to the same site as PCI-32765 and PCI-45261 (see below) and this probe is used to measure Btk occupancy by the drug. We have confirmed that efficacy in our autoimmune models is correlated with doses that lead to Btk occupancy. In addition, we have adapted the probe assay so that it can be used to monitor Btk occupancy by PCI-32765 in human PBMC. This assay will be used to determine what dose levels of PCI-32765 lead to occupancy of Btk in clinical trials. In addition, we can measure inhibition of BCR signaling and mast cell activation ex vivo using samples from PCI-32765 treated patients.

A Phase 1 trial in surface immunoglobulin positive B-cell lymphoma has begun at three clinical sites in the US. The objective of this study will be to determine the safety and tolerability of a 28-day oral dosing regimen and to evaluate effects on pharmacodynamic assays and tumor response.

Based on the pharmacodynamic and safety results in the early cohorts of the lymphoma trial, we may initiate a Phase 1 trial in rheumatoid arthritis with PCI-32765 as a proof-of-concept study for Btk inhibition autoimmune diseases.

Potential New Oral Disease Modifying Anti-Rheumatic Drug (DMARD)- PCI-45261

Using the same chemical scaffold as PCI-32765, work was initiated on a second generation Btk inhibitor with the goal of optimizing for use in chronic disease. New chemical entities were screened in a series of efficacy, pharmacokinetic, and safety assays designed to identify compounds that retained potent inhibition of Btk while exhibiting better selectivity and better pharmaceutical properties. PCI-45261 was selected in December 2008 as a clinical candidate. Btk inhibition by PCI-45261 is >2500-fold selective over the tyrosine kinases EGFR and JAK-3. We have confirmed that orally dosed PCI-45261 is highly efficacious in a murine model of collagen induced arthritis. Relatively low efficacious doses are predicted for humans based on interspecies scaling. IND-enabling studies are underway.

Data to date for PCI-32765 and PCI- 45261 demonstrates improvements in signs of inflammation in rheumatoid arthritis models. However, based on the mechanism of action, we expect that this drug, PCI-45261, will delay the progression of the disease and be classified as a DMARD (disease modifying anti-rheumatic drug).

Market Size

Pharmacyclics will generate proof-of-concept data in both lymphoma and RA indications. Pharmacyclics is not aware of any other competitors in clinical trials with other Btk inhibitors. The anti-B-cell biologics such as Rituxan® and Lymphostat B all have a distinction of massive B-cell depletion and lack of convenient oral dosing. The overall Non Hogkin Lymphoma market is projected to increase from $3.3 billion in 2007 to $4.7 billion in 2017 (3.6% a year). It's expected that the sales of Rituxan® in the NHL market to increase from $2.8 billion 2007 to $3.2 billion in 2017.

The potential market size in autoimmune indications as an orally administered DMARD is even larger. Anti-TNF therapies such as Enbrel® and Humira® are T-cell specific with inconvenient subcutaneous injection dosing. Current aggregate market size of the anti-TNF therapies is $5 billion. The clinical and regulatory strategy for both diseases is well defined. The market for rheumatoid arthritis ( RA) therapies will show robust growth between 2009 and 2017; major market sales will nearly double to $13.4 billion in 2017. We think the market opportunities in the other indications and potential future applications such as lupus are also quite large.

Patents

A variety of non-provisional PCT applications have been filed for methods, uses and composition of the lead and second generation compounds including PCI-32765 and for the Btk fluorescent probe (PD marker). For lead clinical candidate (PCI-32765), we expect global patent protection till at least December 2026 (without including pharmaceutical extensions).

Partnering

Pharmacyclics will be seeking strategic pharma/biotech partner(s) to develop and commercialize PCI-32765 and PCI- 45261 in Japan and Asia. We believe retaining commercialization rights for US and EU markets will add significant shareholder value.

HDAC8-specific inhibitor program: PCI-34051

Pharmacyclics' scientists have been in the forefront of research into HDAC isoform-specific inhibitors beginning with the cloning of the human HDAC8 isoform in 2000 . Since then, we were the first to publish the crystal structure of a human HDAC (HDAC8) in 2004 , the first to publish the most selective isoform-specific inhibitor of a human HDAC (PCI-34051,HDAC8-specific inhibitor) in 2008 , and the first to discover a novel anti-inflammatory activity of an isoform-specific HDAC inhibitor . This has led to a strong intellectual property position, with multiple patents on the gene, protein and a large selective inhibitor panel, and worldwide recognition of our efforts with seminar and poster presentations at major international conferences including the first HDAC inhibitors conference in 2007 and a subsequent one in 2008, as well as AACR and ASH.

Using our unique knowledge of the crystal structure of HDAC8 complexed with multiple pan- and selective inhibitors, we have discovered a novel HDAC8 selective inhibitor, PCI-34051, which inhibits HDAC8 with a Ki of 10 nM with >200 fold selectivity over the other HDACs tested. With this very important tool compound, we have identified multiple clinical applications for this class of drugs.

T-cell lymphoma: PCI-34051 induces growth arrest and apoptosis in T-cell lymphomas and leukemias, but not in any other hematologic and most solid tumors . Thus it has the potential to offer an improved therapeutic index in these indications over pan-HDAC inhibitors such as vorinostat, which was approved for CTCL in 2006 but has been associated with multiple toxicities in the clinic.

Pediatric neuroblastoma: HDAC8, uniquely among all HDAC isoforms, is overexpressed in pediatric neuroblastoma tumors, and a high HDAC8 expression level is strongly associated with a poor prognosis . HDAC8-specific inhibitors including PCI-34051 induce growth inhibition and differentiation into non-tumor phenotypes. Thus, HDAC8-specific inhibitors could prove valuable in treating this disease for which there is no curative therapy at present.

Inflammatory disease: We have discovered that PCI-34051 inhibits the secretion of many pro-inflammatory cytokines from PBMCs and monocytes . It is particularly effective at modulating interleukin-1 beta (IL1b) and interleukin-18, both of which are associated with many autoimmune disorders. Anti-IL1b protein therapeutics have proven effective in treatment of RA and systemic juvenile RA , adult-onset Stills disease and cryopyrinopathies such as familial cold syndrome and Muckle-Wells syndrome . We have also shown that PCI-34051 is effective at reducing IL1b secretion from PBMC of patients with RA and psoriasis. Thus, HDAC8-specific inhibitors offer a unique therapeutic modality in treatment of these autoimmune disorders.

Our Business Strategy

The key elements of our business strategy include:

  Focusing on creating first in class and best in class drugs with validated molecular targets. We are leveraging our expertise in chemistry and clinical development to create multiple novel drug candidates.

  Focusing on proprietary drugs that address large markets of unmet medical need for the treatment of cancer. Although our versatile technology platform can be used to develop a wide range of pharmaceutical agents, we have focused most of our initial efforts in oncology and autoimmune where we have established strength in preclinical and clinical development.

  Utilize biomarkers and predictive assays wherever possible. Targeting the right drug to the right patient and the right time with the right dose greatly expedites intelligent clinical development and reduces the time, cost and risk of clinical programs.

  Leverage development with outsourcing. We utilize outside vendors with expertise and capability in manufacturing and clinical development to more efficiently develop our multiple product candidates.

  Create a large pipeline. We reduce risk of failure by taking multiple `shots on goal'.

  Establishing strategic alliances. We own the worldwide rights to our multiple product candidates. We intend to establish strategic alliances for the ex-US development and commercialization of our products at the opportune time.

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

Results of Operations

Research and Development

                                        Three Months Ended                    Six Months Ended
                                            December 31,                         December 31,
                                      -----------------------   Percent    ---------------------   Percent
                                          2008        2007       Change       2008       2007       Change
------------------------------------  ----------- -----------  ----------  ---------- ---------- ------------
Research and development expenses     $2,986,000  $4,462,000      -33%    $6,189,000 $9,702,000      -36%

The decrease of 33% or $1,476,000 in research and development expenses for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007, was primarily due to a decrease of $695,000 in personnel costs due to lower headcount and a decrease of $563,000 in drug manufacturing costs.

The decrease of 36% or $3,513,000 in research and development expenses for the six months ended December 31, 2008, as compared to the six months ended December 31, 2007, was primarily due to a decrease of $1,290,000 in personnel costs due to lower headcount and a decrease of $1,235,000 in drug manufacturing costs and a decrease of $659,000 in outside preclinical costs associated with our HDAC, Btk and Factor VIIa programs.

We expect research and development expenses to increase in the second half of fiscal 2009.

Research and development costs are identified as either directly attributed to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist of personnel costs directly associated with a program, preclinical study costs, clinical trial costs, and related clinical drug and device development and manufacturing costs, drug formulation costs, contract services and other research expenditures. Indirect costs consist of personnel costs not directly associated with a program, overhead and facility costs and other support service expenses. The following table summarizes our principal product development initiatives, including the related stages of development for each product, the direct costs attributable to each product and total indirect costs for each respective period. The information in the column labeled "Estimated Completion of Phase" is our estimate of the timing of completion of the current in-process development phase. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see Part II, Item IA, "Risk Factors."

Prior to fiscal 1999, we did not track our research and development expenses by specific program and for this reason we cannot accurately estimate our total historical costs on a specific program basis. Direct costs by program and indirect costs are as follows:

                                                                                     Related R&D Expenses     Related R&D Expenses
                                                                                       Three Months Ended       Six Months Ended
                                                                                          December 31,            December 31,
                                                                                    ----------------------- -------------------------
                                                                        Estimated
                                                     Phase of          Completion
Program                  Description                Development         of Phase        2008        2007        2008         2007
--------------- ----------------------------- ----------------------- ------------- ----------- ----------- ------------ ------------
MGd             Cancer                        Phase 3                 Unknown       $  449,000  $  585,000  $   680,000  $ 1,562,000

HDAC Inhibitors Cancer                        Phase 1                 Unknown          515,000     933,000    1,025,000    1,842,000

Btk Inhibitors  Cancer                        Phase 1                 Unknown          659,000     966,000    1,545,000    1,561,000

Factor VIIa     Cancer                        Phase 1b/2              Unknown          322,000     247,000      666,000    1,318,000
Inhibitor                                                                           ----------- ----------- ------------ ------------

                Total direct costs.................................................  1,945,000   2,731,000    3,916,000    6,283,000
                Indirect costs.....................................................  1,041,000   1,731,000    2,273,000    3,419,000
                                                                                    ----------- ----------- ------------ ------------
                Total research and
                   development expenses............................................ $2,986,000  $4,462,000  $ 6,189,000  $ 9,702,000
                                                                                    =========== =========== ============ ============

General and Administrative

                                        Three Months Ended                   Six Months Ended
                                           December 31,                         December 31,
                                      -----------------------   Percent    ---------------------   Percent
                                          2008        2007       Change       2008       2007       Change
------------------------------------  ----------- -----------  ----------  ---------- ----------  -----------

General and administrative expenses   $1,874,000  $1,756,000       7%     $5,313,000 $3,823,000      39%

The increase of 7% or $118,000 in general and administrative expenses for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007 was primarily due to share-based compensation expense of $400,000 and $200,000 of severance expenses associated with a separation agreement entered into with the company's former CFO in September 2008 and an increase of $190,000 in legal expenses, partially offset by lower personnel costs of $325,000 due to lower headcount and a reduction of $290,000 in non-severance related share-based compensation expense.

The increase of 39% or $1,490,000 in general and administrative expenses for the six months ended December 31, 2008, as compared to the six months ended December 31, 2008, was primarily due to share-based compensation expense of $1,795,000 and $740,000 of severance expenses associated with separation agreements entered into with the company's former CEO and CFO in September 2008, partially offset by lower personnel costs of $495,000 due to lower headcount and a reduction of $417,000 in non-severance related share-based compensation expense.

We expect general and administrative expenses to decrease in the second half of fiscal 2009.

Interest and Other, Net

                                         Three Months Ended                  Six Months Ended
                                            December 31,                        December 31,
                                      -----------------------   Percent    ---------------------   Percent
                                          2008        2007       Change       2008       2007       Change
------------------------------------  ----------- -----------  ----------  ---------- ---------- ------------

Interest and other, net               $   26,000  $  358,000      -93%    $  126,000 $  835,000      -85%

The decreases of 93% or $332,000 in interest and other, net for the three months ended September 30, 2008, as compared to the three months ended December 31, 2008, and 85% or $709,000 for the six months ended September 30, 2008, as compared to the six months ended December 31, 2008, were due to lower investment balances and lower average interest rates. Our cash equivalents consist primarily of fixed rate instruments.

We expect to record interest expense of approximately $500,000 in the second half of fiscal 2009 associated with the accretion of the discount on the $5,000,000 note payable discounted in Note 7 - "Note Payable."

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income.

As of December 31, 2008, we had approximately $12,917,000 in cash and cash equivalents. Net cash used in operating activities of $8,869,000 and $11,799,000 during the six months ended December 31, 2008 and 2007, respectively, resulted primarily from our net loss net of share-based compensation expenses.

Net cash provided by investing activities of $4,504,000 in the six months ended December 31, 2008 consisted primarily of proceeds from maturities and sales of marketable securities, partially offset by purchases of marketable securities. Net cash provided by investing activities of $18,974,000 in the six months ended December 31, 2007, consisted primarily of proceeds from maturities and sales of marketable securities.

Net cash provided by financing activities of $5,022,000 in the six months ended December 31, 2008 was primarily due to proceeds from a $5,000,000 loan. Net cash provided by financing activities of $48,000 in the six months ended December 31, 2007, was due to sales of stock under the company's employee stock purchase plan.

In December 2008, we borrowed $5,000,000 from Robert W. Duggan & Associates. See Note 7 for a description of the terms of this loan.

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

Our future contractual obligations at December 31, 2008 are as follows:

                                              Operating
                                                Lease            Note
                                             Commitments       Payable
                                           ---------------  --------------
Remaining 6 months of fiscal 2009 ......   $      456,000  $    5,000,000
Fiscal 2010.............................          763,000              --
Fiscal 2011 ............................          644,000              --
Fiscal 2012.................................      330,000              --
                                           ---------------  --------------
     Total .............................   $    2,193,000       5,000,000
                                           ===============
     Less unamortized discount.............................      (500,000)
                                                            --------------
     Total note payable....................................$    4,500,000
                                                            ==============

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

Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. We cannot be certain that additional funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be highly dilutive, or otherwise disadvantageous, to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to respond to competitive pressures or unanticipated requirements to develop our product candidates and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operations.

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

Cash Equivalents and Marketable Securities

We maintain investment portfolio holdings of various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2008, all other investment securities are classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity. Management assesses whether declines in the fair value of investment securities are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in the statement of operations. In determining whether a decline is other than temporary, management considers the following factors:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2008 would have declined by approximately $0.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the second fiscal quarter of 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Administration (Principal Accounting and Financial Officer). Based upon that evaluation, our Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

To maintain our listing on the NASDAQ Global Market, we are required, among other things, to either maintain stockholders' equity of at least $10 million or a market value of at least $50 million. We currently do not satisfy either of these requirements. The company expects to receive a deficiency notice from NASDAQ. We do not expect such a notice to have an immediate effect on the company's NASDAQ listing.

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

We have incurred significant operating losses since our inception in 1991 and, as of December 31, 2008, had an accumulated deficit of approximately $350.8 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. All of our product candidates are in the early stages of development and the commercialization of those products will not occur, if at all, for at least the next several years. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and to obtain required regulatory approvals and to successfully manufacture and market our proposed product. To date, we have not generated revenue from the commercial sale of our products.

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

We face intense competition from other companies and research and academic institutions for qualified personnel. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco, California area. In September 2008, four members of our Board of Directors resigned and were replaced by four new members. At the same time of this change in our Board, our CEO and CFO resigned their positions. If we lose an additional executive officer, a manager of one of our programs, or a significant number of any of our staff or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes, raise additional capital or implement our business strategy may be adversely affected or prevented. In particular, if we lose additional members of our senior management team, we may not be able to find suitable replacements in a timely fashion or at all and our business may be harmed as a result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On December 12, 2008, at the company's 2008 Annual Meeting of Stockholders, the following matters were submitted to and voted on by stockholders and were adopted:

  The election by the stockholders of Cynthia C. Bamdad, Ph.D., Robert W. Duggan, James L. Knighton, Minesh P. Mehta, M.D., Glenn C. Rice, Ph.D., and David D. Smith, Ph.D.

	Total Vote for Each Director	Total Vote Against Each Director	Total Abstain
Cynthia C. Bamdad, Ph.D.	21,143,716	2,182,256	256,100
Robert W. Duggan	22,559,735	769,475	252,862
James L. Knighton	21,151,855	2,175,065	255,152
Minesh P. Mehta, M.D.	21,172,789	2,160,032	249,251
Glenn C. Rice, Ph.D.	22,587,151	738,849	256,072
David D. Smith, Ph.D.	22,570,723	753,172	258,177

  The amendment of the company's Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of the company's Common Stock from 49,000,000 to 100,000,000.

  The results of the vote are as follows:

For	Against	Abstain
21,112,793	2,312,015	157,263

  The amendment of the company's 2004 Equity Incentive Award Plan (the "2004 Plan") in order to increase the total number of shares of Common Stock authorized for issuance over the term of the 2004 Plan by an additional 3,000,000 shares.

  The results of the vote are as follows:

For	Against	Abstain
10,610,756	3,829,222	24,439

  The amendment and restatement of the Company's Employee Stock Purchase Plan (the "Purchase Plan") to (i) increase the maximum number of shares available for issuance under the Purchase Plan by an additional 300,000 shares; (ii) increase the maximum payroll deduction to twenty percent (20%); (iii) increase the maximum number of shares that may be purchased on any purchase date to 10,000 shares; (iv) remove the restriction on the number of times a participant may reduce his or her payroll deduction under the Purchase Plan; and (v) add an automatic reset feature that provides that the offering period in progress shall end immediately following the close of trading on a purchase date and a new offering period shall commence in the event that the fair market value of a share of the Company's common stock on any purchase date is lower than the fair market value of a share of the Company's common stock on the first day of the offering period in which the purchase date occurs.

  The results of the vote are as follows:

For	Against	Abstain
13,781,606	661,631	21,180

  The ratification of the appointment of PricewaterhouseCoopers LLP as the company's independent registered public accounting firm for the fiscal year ending June 30, 2009.

  The results of the vote are as follows:

For	Against	Abstain
23,346,690	162,098	73,283

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

10.1	Loan Agreement entered into between the Company and Robert W. Duggan & Associates dated as of December 30, 2008.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer and Principal Accounting and Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: February 13, 2009	By:	/s/ ROBERT W. DUGGAN

Robert W. Duggan
Chairman of the Board and Chief Executive Officer

Dated: February 13, 2009	By:	/s/ RAINER M. ERDTMANN

Rainer M. Erdtmann
Vice President, Finance and Administration (Principal Accounting and Financial Officer) and Secretary

EXHIBITS INDEX

Exhibit Number	Description
10.1	Loan Agreement entered into between the Company and Robert W. Duggan & Associates dated as of December 30, 2008. PDF provided as courtesy
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. PDF provided as courtesy
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer. PDF provided as courtesy
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Accounting and Financial Officer. PDF provided as courtesy