Form 10-K
period 2009-06-30
PHARMACYCLICS INC
filed 2009-09-22
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

____________________________________

FORM 10-K
For Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number: 000-26658

Pharmacyclics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3148201 (I.R.S. Employer Identification Number)

995 E. Arques Avenue, Sunnyvale, CA (Address of Principal Executive Offices)	94085-4521 (Zip Code)

Registrant's telephone number, including area code: (408) 774-0330

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, $.0001 Par Value	Name of Each Exchange On Which Registered Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendments to this Form 10-K.

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

Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $14,607,373 based on the closing sale price of the Registrant's common stock on The NASDAQ Stock Market LLC on the last business day of the Registrant's most recently completed second fiscal quarter. Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's common stock as of August 31, 2009 was 50,041,409.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Form 10-K: the Definitive Proxy Statement for the Registrant's 2009 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2009    PDF

TABLE OF CONTENTS
			Page
PART I
Item	1.	Business	2
Item	1A.	Risk Factors	25
Item	1B.	Unresolved Staff Comments	41
Item	2.	Properties	44
Item	3.	Legal Proceedings	44
Item	4.	Submission of Matters to a Vote of Security Holders	44
PART II
Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45
Item	6.	Selected Financial Data	46
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	47
Item	7A.	Quantitative and Qualitative Disclosures About Market Risks	59
Item	8.	Financial Statements and Supplementary Data	60
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	96
Item	9A.	Controls and Procedures	96
Item	9B.	Other Information	97
PART III
Item	10.	Directors, Executive Officers and Corporate Governance	97
Item	11.	Executive Compensation	97
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	97
Item	13.	Certain Relationships and Related Transactions and Director Independence	97
Item	14.	Principal Accountant Fees and Services	98
PART IV
Item	15.	Exhibits and Financial Statement Schedules	98
Signatures
Exhibits Index

         PDF    Also provided in PDF as a courtesy.

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

Company Overview

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

It is our intention to identify product candidates based on exceptional scientific and development expertise, develop them in a rapid, cost-effective manner, and then seek late-development and/or commercialization partners. We are committed to high standards of ethics, scientific rigor, and operational efficiency as we move each of these programs to viable commercialization.

Our Pipeline

Our pharmaceutical drug development candidates are synthetic small-molecules designed to target key biochemical pathways involved in human diseases with critical unmet needs. We currently have four proprietary drug candidates under clinical development and two drug candidates under preclinical development. This includes a histone deacetylase inhibitor (PCI-24781) about to enter a Phase II clinical trial; an inhibitor of Factor VIIa (PCI-27483) soon to be in a Phase I/II clinical trial; an inhibitor of Bruton's tyrosine kinase (Btk) (PCI-32765) currently in a Phase I clinical trial targeting oncology applications; a series of Btk inhibitors in advanced preclinical lead optimization and testing targeting autoimmune and allergic indications; and HDAC8 inhibitors (i.e., PCI-34051 and others) that are currently being optimized for autoimmune and cancer indications. Motexafin gadolinium (MGd) has completed accrual in two Phase II trials being conducted by the National Cancer Institute (NCI) in patients with newly diagnosed glioblastoma multiforme and pediatric pontine glioma.

Status of Products Under Development

The table below summarizes our product candidates and their stage of development:

Product Candidates	Disease Indication	Development Status(1)
PCI-24781 HDAC Inhibitor	Advanced solid tumors Recurrent lymphomas Sarcoma	Phase I - enrolling Phase I/II - enrolling Phase I/II - planned fourth calendar quarter of 2009
PCI-27483 Factor VIIa Inhibitor	Cancer therapy	Phase I - complete Phase I/II - planned fourth calendar quarter of 2009
PCI-32765 B Cell Tyrosine Kinase Inhibitor	B-Cell Lymphomas Autoimmune diseases and Mast cell diseases	Phase I - enrolling Phase I - planned first half of calendar 2010(2)
Lead Optimization Series B Cell Tyrosine Kinase Inhibitors	Autoimmune disease and Mast cell disease	Preclinical
Lead Optimization Series HDAC8 Inhibitors	Autoimmune and cancer	Preclinical
MGd	Primary brain tumor(3) Childhood brain tumors(3)	Phase II - enrollment complete Phase II - enrollment complete

(1) "Phase I" means initial human clinical trials designed to establish the safety, dose tolerance, pharmacokinetics (i.e. absorption, metabolism, excretion), and pharmacodynamics (i.e. surrogate markers for efficacy) of a compound. "Phase II" means human clinical trials designed to establish safety, optimal dosage and preliminary activity of a compound in a patient population. "Preclinical" means the stage of drug development prior to human clinical trials in which a molecule is optimized for "drug like" properties and evaluated in laboratory animals for efficacy, pharmacokinetics, pharmacodynamics and safety.

(2) Pharmacyclics has filed an IND for a Phase I study in healthy volunteers with seasonal allergies.

(3) Studies sponsored by the National Cancer Institute.

Our Drug Development Programs

Histone Deacetylase Inhibitor Program

The human genome consists of a complex collection of genes which are turned on or off depending on the needs of the cell. Cancer is characterized by genome-wide changes in gene expression within the tumor. Turning off the expression of certain genes favors a tumor's ability to multiply, to avoid apoptosis (i.e. programmed cell death) or to become resistant to chemotherapy. One of the ways in which genes are turned on or off is by means of chemical modification of histone proteins. Histone proteins are structural components of chromosomes, and form a scaffold upon which DNA, the genetic material, is arranged, see image below. Histone acetylation (i.e. the addition of an acetyl group to histones) alters the expression of genes involved in cell cycle control, cell division, and apoptosis. Histone deacetylation reverses histone acetylation by removing the acetyl groups. The process of histone deacetylation is controlled by a family of enzymes known as histone deacetylases (or "HDACs"). HDAC inhibitors prevent deacetylation, leading to an increase in histone acetylation and an increased expression of certain genes. This effect limits the tumor's ability to multiply, to avoid apoptosis or to become resistant to chemotherapy. HDAC inhibitors block cancer cell proliferation in vitro (i.e. in cultured cells) and cancer cell growth arrest is observed in vivo (i.e. in animals) at non-toxic concentrations.

PCI-24781 (Pan HDAC Inhibitor)

PCI-24781 is a novel, potent, small-molecule inhibitor of HDAC enzymes with anti-tumor activity in vitro and in vivo (Buggy et al Mol Cancer Ther 2006; 5 (5), p. 1309-1317). PCI-24781 treatment leads to synergistic efficacy in tumor cells in combination with DNA-damaging agents such as radiation and chemotherapy agents. The mechanism of the synergy may involve inhibition of DNA repair. PCI-24781 has activity against primary human tumors from patients with colon, ovarian, lung and many hematological (i.e. blood related) cancers. We believe PCI-24781 has an improved safety profile compared to competitor drugs (e.g. Zolinza or LBH-589).

Co-crystal of PCI-24781 chemical scaffold with HDAC showing optimized interactions with active site residues

Clinical Development -Oncology

Clinical development began with intravenous administration of PCI-24781 in an initial Phase I study, and has progressed to two clinical studies by the oral route in 2007, one of which has completed enrollment and the other which is currently enrolling. The first study employing an oral capsule formulation (PCYC-0402) is a Phase I, ascending dose study in patients with solid tumors. This study was conducted at four clinical centers (www.clinicaltrials.gov) and is now closed to enrollment. Single agent stable disease has been achieved in a number of solid tumors.

The second study by the oral route (PCYC-0403) is a Phase I/II trial in patients with recurrent lymphomas. The improved potency and pharmacokinetic aspects of PCI-24781 served as a basis for the ongoing proof of concept studies in Phase I/II in lymphoma. Two partial response and nine patients with stable disease have been observed to date, with 6 of these patients still on treatment. Thrombocytopenia (reduced platelet count) was the most commonly observed adverse event in this trial, and dose scheduling changes have been optimized to minimize this. Thrombocytopenia observed in PCI-24781 patients has been rapidly reversible, is likely related to the pharmacologic mechanism of action, and has been observed with a number of other HDAC inhibitors. To date there have been only two other non-hematalogical Grade 3 or 4 serious adverse events in this trial.

A Phase I/II trial will test PCI-24781 in combination with doxorubicin in patients with soft tissue sarcoma. This trial will be co-sponsored by prominent investigators at Massachusetts General Hospital and Dana-Farber/Harvard Cancer Center, including Drs. George Demetri and Edwin Choy, and is planned to begin in the fourth quarter of calendar 2009.

Proprietary Predictive Assays

Following chemotherapy or radiation treatment, some patients' tumors may turn on certain genes as a strategy by the tumor to adapt to the therapy and become resistant to cell death. One example of a genetic change that occurs in many cancers is the activation of the DNA repair gene RAD51. In response to treatment with DNA-damaging chemotherapy or radiation, tumors will often turn on DNA repair genes, such as RAD51, as an adaptive strategy to help the tumor repair the DNA damage done by these agents. In pre-clinical models, PCI-24781 was able to turn off RAD51 (and other DNA repair genes), effectively blocking the ability of the tumor to repair its damaged DNA, sensitizing the tumor to chemotherapy and radiation. PCYC has patented the predictive use of the biomarker RAD51 which was found by Pharmacyclics' scientists to potentially underlie resistance to therapy and may be used as a predictive measure of HDAC inhibitor activity that could be useful in the clinic. This research was published in the Proceedings of the National Academy of Sciences (Proc Natl Acad Sci U S A. 2007;104:19482-7. Epub 2007 Nov 27). Thus PCI-24781 is effective at inhibiting repair of damaged DNA by downregulating RAD51, which is particularly essential for repair of double-strand breaks (DSB). It was demonstrated by Pharmacyclics that PCI-24781 effectively prevents DSB repair via one of the two major repair pathways, called the homologous recombination pathway, by modulation of RAD51. This allows PCI-24781 to synergize effectively with other agents that damage DNA, such as radiation (Banuelos et al., Clin Cancer Res., v. 13, p. 6816-6826, 2007) and chemotherapeutics i.e. doxorubicin (Adimoolam et al., Proc.Natl.Acad.Sci.U.S.A, v. 104, p. 19482-19487, 2007).

We showed recently that RAD51 is over expressed in a majority of human lymphoma samples and that pretreatment with PCI-24781 down regulates RAD51 and potentiates cell killing by subsequent addition of doxorubicin (Balasubramanian et al., Blood (ASH 2007 Abstracts), v. 110, p. 1377.2007). One of our collaborators, Dr. Dina Lev at MD Anderson Cancer Center, has shown that PCI-24781 can also synergize with doxorubicin in sarcoma, both in cells and in animal models (Lopez et al., Clin Cancer Res., In Press. 2009). Accordingly, as mentioned above we plan to begin a Phase I/II trial of PCI-24781 in combination with doxorubicin for treating sarcoma with Dr. Edwin Choy at Massachusetts General Hospital and Dr. George Demetri at Dana-Farber Cancer Institute. These investigators are part of one of the leading consortiums in sarcoma in the world today. It is anticipated that clinical activity in this trial would pave the way to other indications for PCI-24781 in combination with doxorubicin, which is also used extensively in treatment of other cancers, including lymphoma, breast, lung, ovarian and liver cancer.

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

Specific HDAC enzymes have been implicated in many other physiological processes and there is growing interest in using HDAC inhibitors in many disease areas including metabolic, neurological and immunological disorders as well as for treating bacterial and parasitic infections. For instance, in central nervous system (CNS) indications, HDAC inhibitors have shown activity in models of Alzheimer's, Parkinson's and Huntington's disease (recently reviewed in Kazantsev & Thompson, Nat Rev Drug Discov. 2008 7(10):854-68; Steffan JS et al. Nature. 2001 Oct 18;413(6857):739-43). HDAC inhibitors have shown substantial activity in inflammatory models including rheumatoid arthritis, juvenile RA, multiple sclerosis, psoriasis, lupus, sepsis, diabetes and hemorrhagic shock (reviewed in Chipoy C. Drug Discovery Today. 2005 1;10(3):197-20; Gray SG, Dangond F. Epigenetics. 2006 Apr-Jun;1(2):67-75. Epub 2006 Mar 5; Susick L et al;. J Cell Mol Med. 2009 epub Jan 28). Finally, HDAC inhibitors have shown substantial activity in antiviral, antibacterial and antiparasitic applications (Elaut G, et al. Curr Pharm Des. 2007;13(25):2584-620).

The anti-inflammatory effects of HDAC inhibitors can act in multiple ways. One way as shown here is through the inhibition of a major regulator of pro-inflammatory gene expression.

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

Competition

Merck's vorinostat (Zolinza®) has been approved by the FDA for cutaneous T-cell lymphoma patients who have progressive, persistent or recurrent disease on or following failure of two systemic therapies, making the oral drug the first in its class to reach the market. Recently an FDA Advisory Committee (Oncologic Drug Advisory Committee or `ODAC') recommended Gloucester Pharmaceuticals Romidepsin for approval for Cutaneous T-cell Lymphoma (CTCL). A number of other structurally distinct HDAC inhibitors are currently in clinical trials including Novartis' LBH-589 and the benzamide, SYND 275. HDAC inhibitors have exhibited clinical activity against a variety of human malignancies in initial clinical trials. For example, clinical improvements have been observed in patients with renal cell carcinoma, head and neck squamous carcinoma, mesothelioma, small-cell lung cancer, melanoma, papillary thyroid carcinoma and B- and T-cell lymphomas. Thrombocytopenia (a reduction in platelets, which are cells responsible for clotting blood) was identified as a dose-limiting toxicity for patients administered a number of these agents. Several of the competitors have reported cardiac toxicities such as Grade 3 QTc prolongation, arrhythmias and atrial fibrillation, in addition to fatigue, anorexia, infection, headache and nausea. Preliminary data suggests that PCI-24781 has not shown significant side effects, (other than reversible dose limiting thrombocytopenia, and one case of Grade III fatigue and once case of diarrhea in over 70 patients) in clinical studies suggesting that PCI-24781 may offer a less toxic modality for the treatment of cancer than its competitors.

Partnering

In April 2009, the company entered into a collaboration agreement with Servier pursuant to which Pharmacyclics granted to Servier an exclusive license for its Pan-HDAC inhibitors, including PCI-24781, for territories throughout the world excluding the United States and its possessions. Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the Pan-HDAC inhibitor product worldwide except for the United States and will pay a royalty to Pharmacyclics on sales outside of the United States. Pharmacyclics will continue to own all rights within the United States.

Factor VIIa Inhibitor Program

Factor VII (fVII) is an enzyme that becomes activated (fVIIa) by binding to tissue factor (TF, a cell membrane protein). The fVIIa/TF complex triggers the extrinsic coagulation cascade that leads to the formation of a blood clot. Tissue factor is expressed in many cells such as fibroblasts and keratinocytes (i.e. skin cells), but is absent from vascular cells that come in contact with circulating fVII in the blood. Preclinical models of thrombosis (blood clots) in several species have indicated that a selective inhibitor of the Factor VIIa/Tissue Factor (fVIIa/TF) complex may have a greater therapeutic/safety index than inhibition of other coagulation factors. In many cancers, such as those arising from the pancreas, lung, stomach or colon, over expression of tissue factor is associated with an increased incidence in blood clots. Tissue factor over expression also correlates with a worsened prognosis for a number of human cancers (e.g. colorectal, pancreatic, glioblastoma, renal, etc.). Inhibitors of fVIIa/TF complexes have been shown to inhibit the growth of primary and metastatic tumors in mice.

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

PCI-24783 was developed using rational drug design (Katz, B. A.; et al. J. Mol. Biol. 2001, 307, 1451-1486) against the target molecule Factor VIIa

The antithrombotic effects of subcutaneously injected PCI-27483 were determined in a baboon model of arterial thrombosis. Increasing subcutaneous doses of PCI 27483 progressively has an antithrombotic effect similar to that of the low molecular weight heparin (i.e. anti coagulant) product, Lovenox.

In cancer, the Factor VIIa:TF complex triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. Laboratory studies and animal models indicate that PCI-27483 blocks tumor growth, angiogenesis and metastases.

Clinical Program

FVIIa was detected in 12/13 pancreatic carcinomas by staining techniques. Staining was detected in malignant cells while all normal cells were negative. Staining often detected at the leading edge of tumor invasion.

Pancreatic cancer is one of the most common causes of death from cancer in the US and Europe. Despite the improvements in the diagnosis and treatment of cancer, patients with locally advanced and/or metastatic pancreatic cancer have a median survival time of approximately 5 to 6 months. Gemcitabine is the most active drug in the treatment of advanced pancreatic cancer; however, the response rates of single agent gemcitabine are between 5% and 11% with a median survival time varying between 5.7 and 6.5 months. Cisplatin, a chemotherapy agent, with gemcitabine has been reported to yield response rates of 10-20% and 4-9 months of median survival times. Clearly, more effective therapy is needed.

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

We have completed our initial Phase I testing of PCI-27483 in healthy volunteers. The primary objective of the ascending dose Phase I study was to assess the pharmacodynamic and pharmacokinetic profiles of PCI-27483 following a single, subcutaneous injection. In addition, the safety and tolerability of PCI-27483 was evaluated. The drug was well tolerated and no adverse event was observed at any dose level. The International Normalized Ratio (INR) of prothrombin time, a laboratory test for coagulation, was used to measure pharmacodynamic effect at dose levels of 0.05, 0.20, 0.80 and 2.0 mg/kg. Anticoagulation effects can be precisely and accurately measured a few hours following dosing with a simple blood test. A mean peak INR of 2.7 was achieved without adverse effects at the highest dose level administered. The target INR range for oral anti-coagulants i.e. Coumadin, is between 2 and 3. The half-life of PCI-27483 was 9 to 10 hours, which compares favorably to the single-dose half-life of the low molecular weight heparin Lovenox (4.5 hours) and Fragmin (3 to 5 hours).

A multicenter Phase I/II study is planned to begin in the fourth quarter of calendar 2009. The target population is patients with locally advanced (non-metastasized) pancreatic cancer within 2 months of diagnosis either receiving or planned to receive gemcitabine therapy. The goals will be to; a) assess the safety of PCI-27483 at pharmacologically active dose levels; b) to assess potential survival benefit and c) obtain initial information of the effects on the incidence of thromboembolic events.

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

Patents

PCI-27483 (as a compound, in pharmaceutical compositions and in uses for treating a variety of diseases) is covered by US patent applications (issued and pending) and PCT national phase patent applications in 14 other jurisdictions, including Europe, Canada, Japan, China, India, South Korea, Australia and Brazil. The projected expiration of this coverage is through Dec 2023 and beyond (without including patent term extensions in the various territories).

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

Specific cancer indications include non-Hodgkin's lymphoma (NHL), chronic lymphocytic leukemia (CLL), and as a potential inhibitor of tumor stem cells (also known as Tumor Initiating Cells or TIC's) that have been identified in certain cancers. In addition, Btk inhibitors have potential for treatment of autoimmune diseases such as rheumatoid arthritis

(RA), systemic lupus erythematosus (SLE), and allergic diseases such as urticaria, rhinitis, eosoniphilic esophagitis.

Pharmacyclics has developed two programs of proprietary and chemically distinct inhibitors, producing one candidate optimized for oncology (PCI-32765) and currently in a Phase I clinical trial; and a series of Btk inhibitor molecules currently being optimized for autoimmune and allergic indications for an anticipated IND in the second half of 2010.

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

Based on available information we believe PCI-32765 is uniquely selective over closely related kinases. B-cell receptor signaling is implicated in the survival of B-cell derived Non-Hodgkin's lymphoma. Studies have shown that PCI-32765 potently inhibits the proliferation of B-cell lymphoma and leukemia cells. We have recently initiated a trial of PCI-32765 in spontaneous canine lymphoma in companion animals. Thus far, in eight dogs we have observed three PR's and three stable diseases following treatment with PCI-32765.

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
Arthritis Day

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

PCI-32765 also prevents mast cell activation/degranulation in vitro and inhibits mast cell-dependent anaphylaxis in vivo. Dual inhibition of mast cell and B-cell activation may explain the significant efficacy of PCI-32765 in animal models and may provide a treatment modality for allergies and other mast cell mediated diseases.

Clinical Development of PCI-32765

A robust kilogram-scale synthesis, developed to the standards of Good Manufacturing Practices (GMP), has been developed and drug substance, technically described as Active Pharmaceutical Ingredient (API), is available to support clinical studies. An optimized capsule formulation has been developed.

We have developed multiple pharmacodynamic assays to monitor inhibition of B-cells and mast cells in peripheral blood including a proprietary assay that can be used to monitor active-site occupancy of Btk by our inhibitors. We have confirmed that efficacy in our autoimmune models is correlated with doses that lead to Btk occupancy. In addition, we have adapted the probe assay so that it can be used to monitor Btk occupancy by PCI-32765 in human blood. This assay is being used to determine what dose levels of PCI-32765 lead to occupancy of Btk in clinical trials. In addition, we can measure inhibition of B-cell signaling and mast cell activation ex vivo using samples from PCI-32765 treated patients.

A Phase I trial in surface immunoglobulin positive B-cell lymphoma is underway in nine clinical sites in the US. The objective of this study is to determine the safety and tolerability of a 28-day oral dosing regimen and to evaluate effects on pharmacodynamic assays and tumor response.

Potential New Oral Disease Modifying Anti-Rheumatic Drug (DMARD)

Using the same chemical scaffold as PCI-32765, work was initiated on a second generation Btk inhibitor with the goal of optimizing for use in chronic disease. New chemical entities are being screened in a series of efficacy, pharmacokinetic, and safety assays designed to identify compounds that retained potent inhibition of Btk while exhibiting better selectivity and better pharmaceutical properties. Lead compounds show >2500-fold selective over the tyrosine kinases EGFR and JAK-3. We have confirmed that orally dosed lead compounds are highly efficacious in a mouse model of collagen induced arthritis. Relatively low efficacious doses are predicted for humans based on interspecies scaling. We are currently in the final stages of optimizing a series of molecules based on PCI-45261.

Data to date for PCI-32765 and our series of Btk inhibitors (i.e. PCI-45261 and others) demonstrates improvements in signs of inflammation in rheumatoid arthritis models. Based on the mechanism of action, we expect that the optimized drug from this series will delay the progression of the disease and be classified as a DMARD (disease modifying anti-rheumatic drug).

Market Size

Pharmacyclics will generate proof-of-concept data in both lymphoma and RA indications. Pharmacyclics is not aware of any other competitors in clinical trials with other Btk inhibitors. The anti-B-cell biologics such as Rituxan® and Lymphostat B all have a distinction of massive B-cell depletion and lack of convenient oral dosing. The overall Non-Hodgkin's Lymphoma market is projected to increase from $3.3 billion in 2007 to $4.7 billion in 2017 (3.6% a year). The market for rheumatoid arthritis (RA) therapies will show robust growth between 2009 and 2017; major market sales will nearly double to $13.4 billion in 2017.

Patents

A variety of non-provisional PCT applications have been filed for methods, uses and composition of the lead and second generation compounds including PCI-32765 and for the Btk fluorescent probe (PD marker). For lead clinical candidate (PCI-32765), we expect global patent protection until at least December 2026 (without including pharmaceutical extensions).

Partnering

We are evaluating multiple partner candidates for further discussions, which will likely depend on further product development progress. Pharmacyclics will be seeking strategic pharma / biotech partnership(s) to further co-develop and commercialize PCI-32765 and our series of Btk inhibitors.

HDAC8-specific inhibitor program: PCI-34051

Pharmacyclics' scientists have been in the forefront of research into inhibitors for specific HDAC enzymes beginning with the cloning of the human HDAC8 in 2000 (Buggy et al., Biochem.J, v. 350 Pt 1, p. 199-205, 2000). Since then, we were the first to publish the crystal structure of a human HDAC (HDAC8) in 2004 (Somoza et al., Structure., v. 12, p. 1325-1334.2004), the first to publish the most selective inhibitor of human HDAC8 (PCI-34051) in 2008 (Balasubramanian et al., Leukemia., v. 22, p. 1026-1034, 2008), and the first to discover a novel anti-inflammatory activity of a HDAC8 inhibitor (Balasubramanian et al., in preparation 2009). This has led to a strong intellectual property position, with multiple patents on the gene, protein and a large selective inhibitor panel, and worldwide recognition of our efforts with seminar and poster presentations at major international conferences including the first HDAC inhibitors conference in 2007 and a subsequent one in 2008, as well as AACR and ASH conferences.

Using our unique knowledge of the crystal structure of HDAC8 complexed with multiple pan- and selective inhibitors, we have discovered a novel HDAC8 selective inhibitor, PCI-34051, which inhibits HDAC8 with a Ki of 10 nM (a measure of potency) with >200 fold selectivity over the other HDACs tested. With this very important tool compound, we have identified multiple clinical applications for this class of drugs.

T-cell lymphoma: PCI-34051 induces growth arrest and apoptosis in T-cell lymphomas and leukemias, but not in any other hematologic and most solid tumors (Balasubramanian et al., Leukemia., v. 22, p. 1026-1034.2008). Thus, it has the potential to offer an improved therapeutic index in these indications over non selective HDAC inhibitors such as vorinostat, which was approved for CTCL in 2006 but has been associated with multiple toxicities in the clinic.

Pediatric neuroblastoma: HDAC8, uniquely among all HDAC enzymes, is overexpressed in pediatric neuroblastoma tumors, and a high HDAC8 expression level is strongly associated with a poor prognosis (Oehme et al., Clin Cancer Res, v. 15, p. 91-99 2009). HDAC8-specific inhibitors induce growth inhibition and differentiation into non-tumor forms of neuroblastoma cells. Thus, HDAC8-specific inhibitors could prove valuable in treating this disease for which there is no curative therapy at present.

Inflammatory disease: We have discovered that PCI-34051 inhibits the secretion of many pro-inflammatory proteins from blood cells (Balasubramanian et al.,in preparation 2009). It is particularly effective at modulating the proteins interleukin-1 beta (IL1b) and interleukin-18, both of which are associated with many autoimmune disorders. Anti-IL1b protein therapeutics have proven effective in treatment of RA and systemic juvenile RA (Pascual et al., J Exp.Med, v. 201, p. 1479-1486 2005), Adult-onset Stills Disease (Lequerre et al., Ann.Rheum.Dis., v. 67, p. 302-308, 2008), Familial Cold Syndrome and Muckle-Wells syndrome (Farasat et al., Arch.Dermatol., v. 144, p. 392-402, 2008). We have also shown that PCI-34051 is effective at reducing IL1b secretion from blood cells of patients with RA and psoriasis (Balasubramanian et al., in preparation, 2009). Thus, HDAC8-specific inhibitors offer a unique therapeutic modality in treatment of these autoimmune disorders.

Motexafin Gadolinium (MGd)

MGd is a radiation and chemotherapy sensitizing agent with a novel mechanism of action. MGd is designed to accumulate selectively in cancer cells. Once inside cancer cells, MGd in combination with radiation induces apoptosis (programmed cell death) by disrupting redox-dependent pathways. MGd is also detectable by magnetic resonance imaging (MRI) and may allow for more precise tumor detection. The National Cancer Institute (NCI) is currently sponsoring two Phase II trials which have and continue to provide valuable developmental insights and directions.

We are currently evaluating MGd in newly diagnosed glioblastoma multiforme (GBM), wherein proof-of-efficacy relies on extending survival time. GBM is the most common primary brain tumor in adults accounting for 40% of primary central nervous system tumors. Radiation increases median survival by approximately 12 months, addition of temozolomide increases this to 14.6 months (Stupp et al. N. Eng. J. Med. 2005), but despite numerous studies of other potential therapies, the outcome of newly diagnosed GBM has not changed beyond this. Previous collaborators, led by Dr. Judith Ford (Int. J. Rad. Oncol.Biol. Phys pp 1-8, 2007), showed that in a case matched analysis, newly diagnosed GBM patients treated with MGd (n=31) and radiation therapy had a median survival of 16.1 months compared to the matched RTOG (Radiation Therapy Oncology

Group) database patients with a median survival of 11.8 months. MGd has completed enrollment in a RTOG sponsored Phase II multi-center study in newly diagnosed GBM in combination with radiation therapy and temozolomide (www.clinicaltrials.gov; 113 patients study). The primary endpoint is survival and results are expected in 2011. The principal investigator, Dr. David G. Brachman, is heading this study at the Barrow Neurological Institute at St. Joseph's Hospital in Phoenix, AZ. Previous studies in malignant gliomas headed by Dr. William Shapiro from the Barrow Institute have shown that the combination of MGd and temozolomide has no additional overlapping toxicities when used in combination. MGd has also completed enrollment of a Phase II study in a Children's Oncology Group (COG) sponsored study in children with pontine glioma in combination with radiation therapy (www.clinicaltrial.gov; 60 patients). The principal investigator, Dr. Kristin A. Bradley is heading this multi-center study at the University of Wisconsin. Results from this study are expected in calendar 2010.

Our Business Strategy

The key elements of our business strategy include:

  Focusing on creating novel, patentable, differentiated biopharmaceutical products. We are leveraging our expertise in chemistry, biology and clinical development to create multiple novel drug candidates.

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

  Establish strategic alliances and collaborations. Except for the rights which we license to Servier, we own the worldwide rights to our multiple product candidates. At the opportune time in the clinical development path we intend to establish strategic alliances and collaborations for the development and commercialization of our products.

  Leverage development with outsourcing. We utilize outside vendors with expertise and capability in manufacturing and clinical development to more efficiently develop our multiple product candidates.

  Create a large clinical pipeline. We reduce risk of failure by taking multiple "shots on goal."

We are subject to risks common to pharmaceutical companies developing products, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, uncertainty of market acceptance of our products, history of and expectation of future operating losses, reliance on collaborative partners, enforcement of patent and proprietary rights, and the need for future capital. In order for a product to be commercialized, we must conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, build U.S. commercial capability, obtain market acceptance and, in many cases, obtain adequate coverage of and reimbursement for our products from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

Collaboration and License Agreements, Acquired Products

Collaboration and License Agreement with Les Laboratoires Servier. In April 2009, we entered into a collaboration and license agreement with Les Laboratoires Servier ("Servier") to research, develop and commercialize PCI-24781, an orally active, novel, small molecule inhibitor of Pan HDAC enzymes. Servier is the leading independent pharmaceutical company in France. Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the Pan HDAC inhibitor product worldwide except for the United States and its possessions. Pharmacyclics will continue to own all rights within the United States. In May 2009, Pharmacyclics received an upfront payment of $11.0 million from Servier, less applicable withholding taxes of $0.55 million, for a net receipt of $10.45 million.

Pharmacyclics is due to receive from Servier an additional $4 million for research collaboration over a twenty-four month period, paid in equal increments every six months with the initial payment due October 1, 2009. Servier is solely responsible for conducting and paying for all development activities outside the United States. In addition, we could also receive from Servier up to approximately $24.5 million upon the achievement of certain future milestones up to and including commercialization, as well as royalty payments.

The collaboration and license agreement continues until the later of the expiration of any patent rights licensed under the license agreement and the expiration of all periods of market exclusivity with respect to licensed compounds. We and Servier can terminate the agreement under certain circumstances, including material breach and insolvency. Servier can terminate the agreement at any time due to safety or public health issues or after the second anniversary of the effective date of the agreement.

Celera Corporation. In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation). Under the terms of the agreement, we acquired Celera technology and intellectual property relating to drugs that target histone deacetylase (HDAC) enzymes, selective HDAC enzymes, a Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases, and B-cell associated tyrosine kinase inhibitors potentially useful for the treatment of lymphomas and autoimmune diseases.

Total consideration paid was $6,647,000 which consisted of 1,000,000 shares of our common stock, $2,000,000 of cash and $147,000 of transaction costs. The company recorded an expense of $6,647,000 related to the consideration for the acquired drug candidates which had not yet reached technological feasibility and had no alternative future use due to the early stage of development and the significant regulatory requirements remaining. In May 2008, the company amended its agreement with Celera pertaining to the potential sublicensing of its HDAC compounds. Under the amendment, Celera may receive a portion of any upfront licensing payments we receive from sublicensing an HDAC product and the total future potential milestone payments due to Celera were reduced from $144 million to $104 million dollars. In addition, Celera will also be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from these programs.

The agreement with Celera was amended for the second time in March 2009. Pursuant to this amendment, the total future milestone payments to Celera were reduced to approximately $98 million, although we currently can not predict if or when any of the milestones will be achieved. Approximately 90% of this amount will become due upon regulatory approval for the drug programs in different geographic markets and with the achievement of certain net sales levels of any drugs commercialized from the HDAC program. We also reduced the US and ex-US royalties to mid-single digit level.

The Celera agreement was amended for the third time at the end of March 2009. That amendment changed the payment timeline of certain payments to Celera and also changed the obligations for the company to pay royalties under certain conditions to Celera. In connection with this third amendment, the company paid Celera $1,000,000 in April 2009. The amount was recorded as research and development expense in the quarter ended March 31, 2009, as the technology rights are being utilized in research and development and it is not clear that an alternative future use exists for such technology.

The University of Texas License. In 1991, we entered into a license agreement with the University of Texas under which we received the exclusive worldwide rights to develop and commercialize porphyrins, expanded porphyrins and other porphyrin-like substances covered by their patents. In consideration for the license, we have paid a total of $300,000. We are obligated to pay royalties based on net sales of products that utilize the licensed technology. The term of the license agreement ends upon the last to expire of the patents covered by the license. We have royalty obligations under the license as long as valid and unexpired patents covering the licensed technology exist. Currently, the dates the last United States and European patents covered by the agreement expire are 2020 and 2014, respectively. Under this agreement, we must be attempting to commercialize one or more products covered by the licensed technology. In the event we fail to attempt to commercialize one or more products covered by the licensed technology, the University of Texas may convert the exclusive license into a non-exclusive license.

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

Our patents, patent applications, and licensed patent rights cover various compounds, pharmaceutical formulations and methods of use. Pharmacyclics owns or licenses rights to:

  66 issued U.S. patents; and

  28 other pending U.S. patent applications.

These issued U.S. patents expire between the years 2009 and 2026. In addition, Pharmacyclics owns or licenses approximately 70 issued foreign patents, 6 Patent Cooperation Treaty ("PCT") patent applications, and more than 81 pending non-U.S. patent applications filed with the European Patent Office, and nationally in Canada, Japan, China, Australia and other countries.

All of these issued patents would be subject to potential patent term extensions in the U.S. and non-U.S. territories.

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

Research and Development

The majority of our operating expenses to date have been related to research and development, or R&D. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D. R&D expenses were $13,954,000 in fiscal 2009, $18,180,000 in fiscal 2008 and $21,115,000 in fiscal 2007.

Marketing and Sales

We currently have no marketing, sales, or distribution capabilities. We plan to enter into further licensing arrangements that will include provisions for the marketing, sales and distribution of our products.

Manufacturing

We currently use third parties to manufacture various components of our products under development. We have entered into several commercial supply agreements with manufacturers.

Competition

We face intense competition for each of our drug targets from pharmaceutical companies, universities, governmental entities and others in the development of therapeutic and diagnostic agents for the treatment of diseases which we target. See "Risk Factors - Risks Related to Our Industry - We face rapid technological change and intense competition."

In addition, see the section titled "Our Drug Development Programs" for further information on some of the competition for our Pan HDAC Inhibitor program.

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
  Phase III: When Phase II evaluations demonstrate that a dosage range of the product may be effective and has an acceptable safety profile, Phase 3 trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

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

Employees

As of June 30, 2009, we had 46 employees, all of whom were full-time employees. Thirty-three of our employees are engaged in research, development, preclinical and clinical testing, manufacturing, quality assurance and quality control and regulatory affairs and 13 in finance and administration. Fifteen of our employees have an M.D. or Ph.D. degree. Our future performance depends in significant part upon the continued service of our key scientific, technical and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. Anyone who is making an investment decision regarding our securities should carefully consider the following risk factors, as well as the other information contained or incorporated by reference in this report. The risks and uncertainties described below are those that we currently believe may materially affect our company or your investment. Other risks and uncertainties that we do not presently consider to be material, or of which we are not presently aware, may become important factors that adversely affect our security holders or us in the future. If any of the risks discussed below actually materialize, then our business, financial condition, operating results, cash flows and future prospects, or your investment in our securities, could be materially and adversely affected, resulting in a loss of all or part of your investment.

Risks Relating to Pharmacyclics

We will need substantial additional financing and we may have difficulty raising needed capital in the future.

We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We are unable to entirely fund these efforts with our current financial resources. Currently, we are actively seeking partnership collaborations to help fund the development of our product candidates. We may also raise additional funds through the public or private sale of securities, bank debt, collaborations or otherwise. If we are unable to secure additional funds, whether through additional partnership collaborations or sale of our securities, we will have to delay, reduce the scope of or discontinue one or more of our product development programs. Based upon the current status of our product development plans, we believe that our cash, cash equivalents and marketable securities, combined with the net proceeds of $21.6 million, after repayment of our related party note, from a Rights Offering completed in July 2009, will be adequate to satisfy our capital needs for at least the next twelve months. We may, however, choose to raise additional funds before then. Our actual capital requirements will depend on many factors, including:

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. In the past, our stock price has fallen below the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). While we have since regained compliance with Marketplace Rule 4450(a)(5), we cannot assure you that our stock price will continue to remain above the required minimum bid price. If we do not remain in compliance with the $1.00 minimum bid price requirement or any other NASDAQ listing requirement, our stock may be delisted by NASDAQ.

We also expect to raise any necessary additional funds through the public or private sale of securities, bank debt financings, collaborative arrangements with corporate partners or other sources that may be highly dilutive or otherwise disadvantageous, to existing stockholders or subject us to restrictive covenants. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. Additional funds may not be available on acceptable terms, if at all. Our failure to raise capital when needed and on acceptable terms would require us to reduce our operating expenses, delay or reduce the scope of or eliminate one or more of our research or development programs and would limit our ability to respond to competitive pressures or unanticipated requirements and to continue operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred significant operating losses since our inception in 1991 and, as of June 30, 2009, had an accumulated deficit of approximately $362.9 million. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses. All of our product candidates are in the early stages of development and the commercialization of those products will not occur, if at all, for at least the next several years. Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and to obtain required regulatory approvals and to successfully manufacture and market our proposed product. While we have most recently generated $10.45 million in cash from product licensing, we have to date not generated significant revenue from either the licensing or commercial sale of our products.

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
  coverage and reimbursement policies of governmental and other third- party payors such as insurance companies, health maintenance organizations and other plan administrators; and
  physicians, patients, payors or the medical community in general may be unwilling to accept, purchase, utilize or recommend any of our products.

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

We currently depend heavily and will depend heavily in the future on third parties for support in product development and clinical development of our products. The termination of a significant number of our existing collaborative arrangements, or our inability to establish and maintain collaborative arrangements could have a material adverse effect on our ability to complete clinical development of our products. Given our limited resources, it may be necessary to establish partnerships with other pharmaceutical companies that have greater financial and technical resources in order to successfully develop and commercialize our products. Although we recently entered into a global strategic alliance with Servier, the leading French independent pharmaceutical company, related to the research, development, and commercialization of Pharmacyclics' PCI-24781, an orally active, novel, small molecule inhibitor of Pan HDAC enzymes, that is currently in Phase I/II clinical trials in the United States and being developed for the treatment of solid tumors and hematologic malignancies, there is no assurance that any additional partnerships can be obtained, and if obtained, may require us to relinquish product rights that could affect the financial success of these products.

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

We face intense competition from other companies and research and academic institutions for qualified personnel. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco, California area. In September 2008, four members of our Board of Directors resigned and were replaced by four new members. At the same time of this change in our Board, our CEO and CFO resigned their positions and were replaced with Robert W. Duggan as CEO, Glenn C. Rice as President and COO and Rainer (Ramses) Erdtmann as Vice President of Finance and Administration. We are highly dependent on these officers, and in fact Mr. Duggan has provided significant financing to the company. If Mr. Duggan were to terminate his position with the company, or we were to lose an additional executive officer, any of our senior scientists, a manager of one of our programs, or a significant number of any of our staff or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes, raise additional capital or implement our business strategy may be adversely affected or prevented and our business may be harmed as a result.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements. While we have been able to complete an unqualified assessment as to the adequacy of our internal control over financial reporting for our fiscal year ending June 30, 2009, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be unqualified. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the period beginning July 1, 2006 and ending August 31, 2009, the sales price for one share of our common stock reached a high of $6.29 per share and a low of $0.55 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

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

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as "relators" or, more commonly, as "whistleblowers," may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing of qui tam actions has increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a False Claim action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

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

Item 1B. Unresolved Staff Comments

None.

Executive Officers and Directors

Executive officers and directors of the company, and their ages as of June 30, 2009, are as follows:

Name	Age	Position
Robert W. Duggan	65	Chairman, Chief Executive Officer and Director
Glenn C. Rice, Ph.D.	53	President, Chief Operating Officer and Director
Rainer (Ramses) M. Erdtmann	45	Vice President, Finance and Administration
		and Secretary
Joseph J. Buggy, Ph.D.	42	Vice President, Research
Ahmed Hamdy, M.D.	44	Chief Medical Officer
David J. Loury, Ph.D.	53	Vice President, PreClinical Sciences
Jason T. Adelman	40	Director1 2 3
Cynthia C. Bamdad, Ph.D.	56	Director1 2 3
Minesh P. Mehta, M.D.	51	Director1 2 3
David D. Smith, Ph.D.	38	Director[3]

__________

(1) Member of Compensation Committee.
(2) Member of Audit Committee.
(3) Member of Nominating and Corporate Governance Committee.

Mr. Duggan has been a member of our Board of Directors since September 2007 and has served as Chief Executive Officer since September 2008. Mr. Duggan served as Chairman of the Board of Directors of Computer Motion, Inc., a computerized surgical systems company, from 1990 to 2003 and Chief Executive Officer from 1997. Computer Motion was acquired by Intuitive Surgical, Inc. in 2003. Mr. Duggan is the founder of the investment firm Robert W. Duggan & Associates. Mr. Duggan has been a private venture investor for more than 30 years and has participated as a director of, investor in, and advisor to numerous small and large businesses in the medical equipment, computer local and wide area network, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communication industries. Mr. Duggan has also assisted in corporate planning, capital formation and management for his various investments. He received the Congressman's Medal of Merit and in 2000 he was named a Knight of the Legion of Honor by President Jacques Chirac. Mr. Duggan is currently also a director of Intuitive Surgical, Inc. He is a member of the University of California at Santa Barbara Foundation Board of Trustees.

Dr. Rice has served as President and Chief Operating Officer of the company since February 2009 and became a director of Pharmacyclics in September of 2008. Dr. Rice consulted for several biotechnology companies from June 2007 to January 2009. Dr. Rice has over 25 years of oncology drug development experience in the biopharmaceutical industry including research, preclinical and clinical trials as well as extensive experience in licensing, partnerships and M&A. Dr. Rice is the founder and served as Chief Executive Officer from 2004 to May 2007 of Bridge Laboratories, Inc.  From 2002 to 2004, Dr. Rice served as Vice President, Biosciences at SRI International in Menlo Park, CA, heading up a staff of 170 employees. In 2005, he helped co-found the Critical Path Institute, in Tucson,

Arizona, a not-for-profit institute. From 1999 to 2002, Dr. Rice served as a Director and Vice President of Research at ILEX Oncology Inc., a NASDAQ listed oncology focused company. He was a founder and served as Chief Executive Officer and President in 1999 of Convergence Pharmaceuticals, Inc., a privately held Boston based cancer biopharmaceutical company which was sold to ILEX Oncology in 1999. Prior to Convergence, Dr. Rice was Vice President of Research at Cytokine Networks from 1998 to 1999, managing multiple preclinical and clinical programs and closing strategic partnerships; and Director of Cell Therapeutics (NASDAQ: CTIC) from 1993 to 1998.  He headed a discovery laboratory at Genentech Inc. (NYSE:DNA) from 1987 to 1993. Dr. Rice is currently an inventor on over 20 patents or patent applications and has authored over 75 manuscripts and book chapters.

Mr. Erdtmann has served as Vice President, Finance and Administration and Corporate Secretary since February 2009. Since 2002, he served as a managing director of Oxygen Investments, LLC, a manager of equity and real estate funds that he co-founded in December 2002. Prior to co-founding Oxygen, Mr. Erdtmann co-founded a real estate development company in Europe and was responsible for building up its organization and overseeing its finance division. Mr. Erdtmann began his career in investment banking with Commerzbank in Frankfurt, Germany, and later joined Commerz International Capital Management as a portfolio manager for international clients. He graduated with distinction from the Westfaelische Wilhelms Universitaet in Muenster, majoring in finance and banking.

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

Dr. Hamdy has served as Chief Medical Officer since March of 2009. From July 2008 to February 2009, Dr. Hamdy served as Therapeutic Area Head at Elan Pharmaceuticals responsible for gastroenterology and autoimmune clinical development. Dr. Hamdy has also served as the General Medicine Therapeutic Area Head at PDL BioPharma from February 2006 to June 2008. From September 2004 to February 2006, Dr. Hamdy was a medical director at Johnson and Johnson/ALZA. From October 2000 to August 2004, Dr. Hamdy was a Senior Principal Scientist at Watson Pharmaceuticals. Dr. Hamdy received his M.D. (M.B.B.Ch) from Cairo University, Egypt.

Dr. Loury has served as Vice President, Preclinical Sciences since May 2006. From April 2003 to May 2006, Dr. Loury served as Senior Director, Toxicology with Celera Genomics, a biotechnology company. From June 2001 to April 2003, he was employed by Essential Therapeutics, Inc., a pharmaceutical company, as Director, Pharmacology and Toxicology. From 1996 to 2001, Dr. Loury was employed by IntraBiotics Pharmaceuticals, Inc., most recently as Senior Director, Preclinical Development. From 1986 to 1996 he worked in a variety of toxicology positions with Syntex/Roche Bioscience. Dr. Loury received a Ph.D. in Pharmacology and Toxicology and a B.S. in Bio-Environmental Toxicology from the University of California, Davis.

Mr. Adelman was elected as a Director of the company in March 2009. Mr. Adelman is Senior Managing Director of Burnham Hill Partners LLC ("BHP"), an investment and merchant banking firm headquartered in New York City, which he founded in August of 2003. From September 1999 until July 2003 Mr. Adelman was Managing Director of Investment Banking in the New York office of H.C. Wainwright & Company, Inc. Mr. Adelman began his career at Coopers and Lybrand LLP where he worked in the financial services industry consulting practice, with a particular focus on the hedge fund industry. Mr. Adelman is also the co-founder and a Managing Member of Cipher Capital Partners since 2006. Mr. Adelman graduated from the University of Pennsylvania with a BA, cum laude, in Economics (1991) and graduated from Cornell Law School (1994), where he was Editor of the Cornell International Law Journal. Mr. Adelman also serves on the audit and compensation committees of Trio-Tech International, an Amex listed company.

Dr. Mehta was elected as a Director of the company in September 2008. Dr. Mehta is an internationally recognized expert in human clinical drug trial strategy, design and execution and has managed national and international trials of all sizes including International Phase 3 trials. He is a Professor in the Department of Human Oncology at the University of Wisconsin's School of Medicine and Public Health since 2002, and is Program Leader of the Imaging and Radiation Sciences Program of the  Paul P. Carbone Comprehensive Cancer Center (UWCCC). Dr. Mehta was Chairman of the Department of Human Oncology from 1997 to 2007. He has been a member of the Board of Directors of the American Society for Therapeutic Radiology and Oncology (ASTRO) since 2006 and Chair of the Radiation Therapy Oncology Group (RTOG) Brain Tumor Committee since 1998. From 1997 to 2001, he served as an ad-hoc member of the FDA's Technology Assessment Committee and from 2001 to 2005, he served on and eventually Chaired the FDA Radiological Devices Panel. He has more than 400 publications to his credit, especially in the areas of radiation therapy and translational and clinical cancer research. Dr. Mehta obtained his medical degree at the University of Zambia in 1981 and commenced his residency there at the Ndola Central Hospital. He moved to the University of Wisconsin, Madison, in 1984 and completed his residency in radiation oncology in 1988 when he took up an Assistant Professorship in Human Oncology, was promoted to Associate Professor and became the Director of the Radiation Oncology Residency Training Program. After serving as Vice-Chairman and Interim Chairman, Dr. Mehta became Chair of Human Oncology and also is a Professor in the Department of Neurological Surgery. Dr. Mehta currently serves as a Staff Physician at 8 hospitals in Wisconsin and Illinois. Dr. Mehta has authored over 70 clinical protocols.

Dr. Bamdad was elected as a Director of the company in October 2008. Dr. Bamdad has served as the Chairman of the Board, Chief Scientific Officer and Treasurer of Minerva Biotechnologies Corp. ("Minerva"), a pioneer in the field of nanotechnology, since 1999. She is the founder of Minerva and previously served as its Chief Executive Officer from 1999 to October 2005. She has also been a Director of the School of Social Science, Urban Affairs and Public Policy, Northeastern University since 2007. Dr. Bamdad received a B.S. in Physics from Northeastern University in 1992 and a Ph.D. in Biophysics from Harvard University in 1997. While a Ph.D. student at Harvard, Dr. Bamdad invented the first electronic DNA chip and the first universal protein chip. Dr. Bamdad is the sole or co-inventor of over 100 patent applications, both foreign and domestic, for novel technologies, therapeutics and diagnostics.

Dr. Smith was elected as a Director of the company in October 2008. Dr. Smith has been a senior biostatistician at City of Hope, a cancer research hospital in Los Angeles since 2000. Dr. Smith holds a B.A. in Mathematics and a Ph.D. in Statistics. After his dissertation on integrating and synthesizing information in clinical and observational studies in oncology, he served as a Biostatistical Reviewer for the Division of Oncology Drug Products, U.S. Food and Drug Administration (FDA) for 3 years. During his tenure at the FDA, he reviewed more than 40 chemotherapy INDs and NDAs. He represented the FDA statistical perspective at five Oncologic Drugs Advisory Committee sessions, including three on the problems of missing data in outcomes research. After leaving the FDA in 2000, he went to City of Hope and the front lines of cancer research. During his eight years at City of Hope, he has designed and analyzed over 50 solid tumor and hematology protocols at all levels of development, from pre-clinical and genomic studies to Phase II/III trials. Dr. Smith has been a co-investigator on grants from the National Cancer Institute, National Institutes of Health, the American Cancer Society, the Susan G. Komen Breast Cancer Foundation and the Leukemia-Lymphoma Society. Dr. Smith is an author and coauthor of over 40 papers in peer-reviewed biostatistics, oncology, surgery, radiation, and immunology journals.

Item 2. Properties

Our corporate offices are located in Sunnyvale, California, where, as of July 1, 2009, we lease approximately 32,000 square feet under a lease that expires in December 2011 and 15,000 square feet under a lease that expires in December 2009. Our facility includes administrative and research and development space. The leases are non-cancelable operating leases. We believe that our existing facility is adequate to meet our current and foreseeable needs or that suitable additional space will be available as needed.

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

	HIGH	LOW
FISCAL YEAR ENDED JUNE 30, 2009
First Quarter	$2.82	$1.42
Second Quarter	2.25	0.66
Third Quarter	1.38	0.57
Fourth Quarter	1.47	0.99

FISCAL YEAR ENDED JUNE 30, 2008
First Quarter	$2.79	$1.64
Second Quarter	2.47	1.29
Third Quarter	1.65	0.55
Fourth Quarter	1.97	0.65

As of August 31, 2009, there were 133 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

Sales of Unregistered Securities

Not Applicable.

Stock Repurchases in the Fourth Quarter

Not Applicable.

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

	Year Ended June 30,					Period from Inception (April 19, 1991) through June 30,
	2009	2008	2007	2006	2005	2009
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues(1):
License and milestone revenues	$-	$-	$-	$-	$-	$7,855
Grant and contract revenues	-	-	126	181	-	6,154
Total revenues	-	-	126	181	-	14,009

Operating expenses:
Research and development	13,954	18,180	21,115	25,737	24,964	325,876
General and administrative	8,474	7,332	7,403	11,919	7,905	84,615
Purchased in-process research
and development	-	-	-	6,647	-	6,647
Total operating expenses	22,428	25,512	28,518	44,303	32,869	417,138

Loss from operations	(22,428)	(25,512)	(28,392)	(44,122)	(32,869)	(403,129)
Interest income	137	1,206	2,175	1,964	1,821	42,944
Interest expense and other
income (expense), net	(606)	8	-	-	-	(2,163)
Loss before provision
for income taxes	(22,897)	(24,298)	(26,217)	(42,158)	(31,048)	(362,348)
Provision for income taxes	(550)	-	-	-	-	(550)
Net Loss	$(23,447)	$(24,298)	$(26,217)	$(42,158)	$(31,048)	$(362,898)

Basic and diluted net
loss per share(2)	$(0.88)	$(0.93)	$(1.08)	$(2.12)	$(1.57)

Shares used to compute basic and
diluted net loss per share	26,570	25,989	24,175	19,889	19,720

	June 30,
	2009	2008	2007	2006	2005
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
securities	$16,326	$16,755	$38,762	$40,477	$71,899
Total assets	18,301	18,367	41,095	42,729	74,564
Deferred revenue	11,628	-	-	-	-
Total liabilities	20,042	1,922	2,694	3,409	4,570
Deficit accumulated during
development stage	(362,898)	(339,451)	(315,153)	(288,936)	(246,778)
Total stockholders' equity (deficit)	(1,741)	16,445	38,401	39,320	69,994

(1) See Note 2 to the financial statements for a discussion of revenue recognition related to the Servier agreement.
(2) See Note 1 to the financial statements for a description of the computation of basic and diluted net loss per share.

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

Company Overview

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

We have incurred significant operating losses since our inception in 1991, and as of June 30, 2009 have an accumulated deficit of approximately $362.9 million. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and market our products.

PCI-24781 is an orally-bioavailable histone deacetylase (HDAC) inhibitor that is currently in multiple clinical trials, including a Phase I trial in patients with advanced solid tumors and a Phase I/II trial in patients with recurrent lymphomas, with a planned Phase I/II trial in sarcoma (in combination with doxorubicin) scheduled to commence before the end of calendar year 2009. PCI-24781 targets histone deacetylase (HDAC) enzymes and inhibits their function. We have shown that PCI-24781 works by multiple mechanisms including re-expression of tumor suppressors, inhibition of cell cycle and increase in reactive oxygen species, which contribute to tumor cell cytotoxicity. Previous clinical trials have demonstrated that PCI-24781 has favorable pharmacokinetic properties when dosed orally, and inhibits the target enzmyes at physiological doses. Clinical responses have been recorded in the three single agent clinical trials to date, with two partial responses and nine stable diseases in fifteen evaluated patients in lymphoma and ten stable diseases in solid tumors. PCI-24781 has demonstrated a very good safety profile in over 70 patients treated so far, with the main dose-limiting toxicity observed being reversible thrombocytopenia. Thrombocytopenia (reduced platelet count) has been observed with a number of HDAC inhibitors and is thought to be related to the pharmacologic mechanism of action. In the case of PCI-24781, the thrombocytopenia is being successfully managed using novel dose scheduling strategies that we have developed and tested in the clinic.

In preclinical models, we have identified synergy of PCI-24781 with several approved cancer therapeutics, and some of these combinations will be tested in the clinic, including the sarcoma trial due to begin before the end of calendar year 2009. This trial will also test the novel biomarker RAD51 that we have developed in collaboration with scientists at Stanford University, which may be useful as predictive biomarker in clinical testing by improving patient selection. We are also continuing the development of our first-in-class HDAC8 selective inhibitor for the potential treatment of cancer and autoimmune diseases by optimizing the pharmacokinetics, metabolic stability and in-vivo efficacy of the lead compounds.

In April 2009, the company entered into a collaboration agreement with Servier pursuant to which Pharmacyclics granted to Servier an exclusive license for its Pan-HDAC inhibitors, including PCI-24781, for territories throughout the world excluding the United States. Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the Pan-HDAC inhibitor product worldwide except for the United States and will pay a royalty to Pharmacyclics on sales outside of the United States. Pharmacyclics will continue to own all rights within the United States. Servier has committed significant resources to the clinical development of PCI-24781, with two Phase I trials in lymphoma and solid tumors due to commence in Europe in the last quarter of this year.

PCI-27483 is a small molecule inhibitor of Factor VIIa. This drug selectively inhibits Factor VIIa when it is complexed with a protein called tissue factor (TF). In cancer, the Factor VIIa:TF complex is found in abundance in pancreatic, gastric, colon and other tumors, and triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. The Factor VIIa:TF complex is thought to be the cause of the increased propensity to develop thromboses seen in cancer patients. Laboratory studies and animal models indicate that inhibitors of Factor VIIa block the growth of tumors that express TF.

We have completed our initial Phase I testing of PCI-27483 in healthy volunteers. The primary objective of the ascending dose Phase I study was to assess the pharmacodynamic and pharmacokinetic profiles of PCI-27483 following a single, subcutaneous injection. In addition, the safety and tolerability of PCI-27483 was evaluated. The drug was well tolerated and no adverse event was observed at any dose level. The International Normalized Ratio (INR) of prothrombin time, a simple laboratory test for coagulation, was used to measure pharmacodynamic effect at dose levels of 0.05, 0.20, 0.80 and 2.0 mg/kg. A mean peak INR of 2.7 was achieved without adverse effects at the highest dose level administered. The target INR range for oral anti-coagulants i.e. Coumadin, is between 2 and 3. The half-life of PCI-27483 was 10 to 12 hours, which compares favorably to the single-dose half-life of the low molecular weight heparin Lovenox (4.5 hours) and Fragmin (3 to 5 hours).

A multicenter Phase I/II study is planned to begin in the fourth quarter of calendar 2009. The target patient population is locally advanced and metastatic pancreatic cancer within two months of diagnosis either receiving or planned to receive gemcitabine therapy. The goals will be to; a) assess the safety of PCI-27483 at pharmacologically active dose levels; b) to assess potential survival benefit and c) obtain initial information of the effects on the incidence of thromboembolic events.

PCI-32765 is an orally active small molecule inhibitor of Bruton's tyrosine kinase (Btk) that is being developed by Pharmacyclics for the treatment of patients with B-cell lymphoma. Btk plays a prominent role in B-cell lymphocyte maturation by mediating B-cell receptor (BCR) signal transduction. In the human genetic immunodeficiency disease X-linked agammaglobulinemia, mutation of the gene that encodes the Btk protein results in reduced BCR signaling and a failure to generate mature B-cells. Recent studies indicate that some large B-cell lymphomas have activation of the kinases downstream of the BCR and that inhibition of this signaling can induce apoptosis. Primary follicular lymphoma cells have also been found to maintain enhanced signaling from the BCR as compared to normal B cells. In preclinical models, inhibition of Btk by PCI-32765 led to apoptosis in multiple B-cell lymphoma cell lines, and inhibited B-cell lymphoma progression in vivo.

PCI-32765 also blocks B-cell activation and inhibits autoantibody production in vivo. Rheumatoid arthritis (RA) and lupus are two chronic inflammatory diseases characterized by polyclonal B-cell activation and the production of autoantibodies. By selectively inhibiting Btk, PCI-32765 has demonstrated a dose-dependent ability to inhibit disease development in RA and lupus in animal models. In the collagen-induced arthritis mouse model for example, oral administration of PCI-32765 led to a regression of established disease. Btk is also required for signaling in mast cells and basophils, which are involved in allergic inflammation. The activation of mast cells and basophils leads to the release of histamine and other mediators that lead to allergic symptoms, and thus Btk inhibition may also be effective in allergy and other mast cell-mediated diseases.   PCI-32765 potently inhibits histamine release from human basophils and orally dosed PCI-32765 blocks mast cell release in vivo in mouse studies.

A multicenter U.S. Phase I trial in B-cell lymphoma is currently enrolling patients. We have developed a proprietary molecular probe that we are using as a biomarker to optimize our treatment regimen in our Phase I trial. The Phase I trial is designed to determine the safety and tolerability of a 28-day dosing regimen and to evaluate effects on pharmacodynamic assays and tumor response.

MGd, is a radiation and chemotherapy sensitizing agent with a novel mechanism of action. MGd is designed to accumulate selectively in cancer cells. Once inside cancer cells, MGd in combination with radiation induces apoptosis (programmed cell death) by disrupting redox-dependent pathways. MGd is also detectable by magnetic resonance imaging (MRI) and may allow for more precise tumor detection. The National Cancer Institute (NCI) is currently sponsoring two Phase II trials which have and continue to provide valuable developmental insights and directions. One Phase II trial is a multi-center study in newly diagnosed GBM in combination with radiation therapy and temozolomide which has enrolled 113 patients. Previous studies in malignant gliomas have shown that the combination of MGd and temozolomide has no additional overlapping toxicities when used in combination. The second Phase II trial is a study in children with pontine gliomas in combination with radiation therapy. Enrollment of this 60 patient study has been completed.

We are subject to risks common to pharmaceutical companies developing products, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, uncertainty of market acceptance of our products, history of and expectation of future operating losses, reliance on collaborative partners, enforcement of patent and proprietary rights, and the need for future capital. In order for a product to be commercialized, we must conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, build a U.S. commercial capability, obtain market acceptance and, in many cases, obtain adequate coverage of and reimbursement for our products from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that certain criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front collaboration payments, periodic milestone payments and payments for research activities. Our collaborations with multiple elements are evaluated under Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value and whether there is verifiable objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is combined and recognized as a single unit of accounting when criteria for separation are not met.

Up-front payments under agreements which include future performance requirements are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. Revenues related to substantive, at-risk collaboration milestones are recognized upon achievement of the event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred.

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

Options vest upon the passage of time or a combination of time and the achievement of certain performance obligations. The Compensation Committee of the Board of Directors will determine if the performance conditions have been met. Share-based compensation expense for the options with performance obligations is recorded when the company believes that the vesting of these options is probable.

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

Recent Accounting Pronouncements

 In November 2007, the EITF issued a consensus, EITF 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, which is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is to be applied retrospectively for collaboration arrangements in fiscal years beginning after December 15, 2008. The company does not expect the adoption of EITF 07-1 to have a material impact on its results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), to partially defer FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The company adopted SFAS No. 157 for valuation and disclosures of its financial assets and liabilities in the first quarter of fiscal 2009 and is currently evaluating the impact of adopting the provisions of FSP 157-2.

In April 2009, the FASB issued FSP No. 115-2 and 124-2 (FSP No. 115-2), Recognition and Presentation of Other-Than- Temporary Impairments. FSP No. 115-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. FSP No. 115-2 is effective for periods ending after June 15, 2009. The adoption of FSP No. 115-2 did not have a material impact on the company's financial statements.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly. FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is to be applied prospectively and is effective for periods ending after June 15, 2009. The adoption of FSP No. 157-4 did not have a material impact on the company's financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board ("APB") No. 28-1 ("FSP SFAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." FSP SFAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly instead of annual basis for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP SFAS 107-1 and APB 28-1 are effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material impact on the company's financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for periods ending after June 15, 2009.

Results of Operations

Revenues

The following table summarizes the period over period changes in our revenue over the last three fiscal years:

	2009	Change	2008	Change	2007
Grant and contract revenues	$-	0%	$-	-100%	$126,000

Revenues in fiscal year 2007 was the result of a federal grant awarded by the National Institutes of Health (NIH). Work under this grant was completed in fiscal year 2007.

Research and Development Expenses

The following table summarizes the period over period changes in our research and development (R&D) expenses over the last three fiscal years:

	2009	Change	2008	Change	2007
R & D expenses	$13,954,000	-23%	$18,180,000	-14%	$21,115,000

R&D expenses in fiscal 2009 decreased by $4,226,000 compared to fiscal 2008 primarily due to a decrease of $1,736,000 in personnel costs due to lower headcount and a decrease of $1,517,000 in drug manufacturing costs and a decrease of $1,464,000 in outside preclinical costs associated with our HDAC, Btk and Factor VIIa programs, partially offset by an increase of $1,000,000 in expense associated with the amendment of our agreement with Celera Corporation and an increase of $342,000 in outside clinical trial costs.

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

				Related R & D Expenses Years ended June 30,
			Estimated
		Phase of	Completion
Product	Description	Development	of Phase	2009	2008	2007
HDAC Inhibitors	Cancer/autoimmune	Phase I/II	Unknown	$3,731,000	$3,429,000	$2,547,000

Factor VIIa Inhibitor	Cancer	Phase I	Unknown	1,475,000	2,349,000	919,000

Btk Inhibitors	Cancer/autoimmune	Phase I	Unknown	3,075,000	3,402,000	1,150,000

MGd	Cancer	Phase II	Unknown	964,000	2,413,000	7,680,000

OTHER				-	-	50,000
	Total direct costs			9,245,000	11,593,000	12,346,000
	Indirect costs			4,709,000	6,587,000	8,769,000
	Total research and
	development costs			$13,954,000	$18,180,000	$21,115,000

Research and development expenses decreased $4,226,000, or 23%, for the year ended June 30, 2009 compared to the year ended June 30, 2008 primarily due to the following:

  HDAC program costs increased $302,000, or 9%, primarily due to a $1,000,000 payment associated with the amendment of the company's license agreement with Celera and a $746,000 increase in outside clinical trial costs partially offset by a $873,000 decrease in drug costs and a $450,000 decrease in personnel costs.
  Factor VIIa programs costs decreased $874,000, or 37%, primarily due to a $640,000 decrease in pre-clinical study costs and a decrease of $510,000 in drug costs. However outside clinical trial costs increased by $325,000.

  Btk program costs decreased $327,000, or 10%, primarily due to a $774,000 decrease in pre-clinical study costs, partially offset by an increase of $476,000 in personnel costs associated with an increase in clinical activity.
  MGd program costs decreased $1,449,000, or 60%, primarily due to a decrease of $926,000 in outside clinical trial costs and a decrease of $691,000 in personnel costs, partially offset by a $206,000 increase in consulting costs associated with Phase III reporting requirements.
  Indirect costs decreased $1,878,000, or 29%, primarily due to a decrease of $1,236,000 in personnel costs, a decrease of $353,000 in facility and related costs and a decrease of $148,000 in share-based compensation costs.

Research and development expenses decreased $2,935,000 or 14% for the year ended June 30, 2008 compared to the year ended June 30, 2007 primarily due to the following:

  MGd program costs decreased $5,267,000 or 69%, primarily due to a $4,249,000 decrease in personnel costs and a $682,000 decrease in outside clinical trials costs due to the completion of the SMART and other trials.
  HDAC program costs increased $882,000 or 35% primarily due to an increase in drug costs of $1,030,000, partially offset by a decrease in non- clinical study costs of $423,000.
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

	2009	Change	2008	Change	2007
General and
administrative expenses	$8,474,000	16%	$7,332,000	-1%	$7,403,000

G&A expenses in fiscal 2009 increased by $1,142,000 compared to fiscal 2008 primarily due to share-based compensation expense of $1,795,000 and $740,000 of severance expenses associated with separation agreements entered into with the company's former CEO and CFO in September 2008, partially offset by lower personnel costs of $852,000 due to lower headcount and a reduction of $524,000 in non-severance related share-based compensation expense.

G&A expenses in fiscal 2008 decreased by $71,000 compared to fiscal 2007. The composition of G&A expenses were similar in both fiscal years.

Interest Income. Interest income in fiscal 2009 was $137,000 a decrease of $1,069,000 compared to fiscal 2008. This decrease was primarily due to a decline in interest rates earned on the company's investments. Interest income in fiscal 2008 was $1,206,000 a decrease of $969,000 compared to fiscal 2007. This decrease was primarily due to decreased investment balances.

Interest Expense and Other Income (Expense), Net. Interest expense and other income (expense), net was $606,000 in fiscal 2009. This amount primarily represents interest expense recorded on $6,400,000 of borrowings from an affiliate of Robert W. Duggan consisting of $549,000 of non-cash interest expense associated with discounting the notes payable to fair value and $69,000 of interest expense based on the stated interest rates of the notes.

Income Taxes. The company recorded a tax provision of $550,000 in fiscal 2009. This tax provision is due to withholding taxes related to a $11.0 million upfront payment the company received from Servier pursuant to a collaboration and licensing agreement (see Note 2 to the financial statements). At June 30, 2009, we had net operating loss carryforwards of approximately $326.4 million for federal income tax reporting purposes and tax credit carryforwards of approximately $11.4 million for federal reporting purposes. These amounts expire at various times through 2029. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and tax credit carryforwards that can be carried forward may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. Such an annual limitation may result in the expiration of net operating losses before utilization. A full valuation allowance has been established for the company's deferred tax assets since realization of such assets through the generation of future taxable income is uncertain. The company believes that due to the participation in the Rights Offering completed in July 2009, it is likely that the change of control provision under the Tax Reform Act of 1986 may have been triggered. Further analysis by the company is required to determine the amount of the annual limitation, if any.

Liquidity and Capital Resources

Our principal sources of working capital since inception have been private and public equity financings and proceeds from collaborative research and development agreements, as well as interest income. Since inception, we have used approximately $314,182,000 of cash for operating activities and approximately $16,247,000 of cash for the purchase of laboratory and office equipment, leasehold improvements, and payments under capital lease agreements.

As of June 30, 2009, we had approximately $16,326,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities was $8,175,000 for the year ended June 30, 2009 and resulted primarily from the operating loss partially offset by an increase in deferred revenue and non-cash share-based compensation expense. Net cash used in operating activities was $22,105,000 and $23,544,000 for the years ended June 30, 2008 and 2007, respectively, and resulted primarily from operating losses adjusted for non-cash compensation expense and changes in accounts payable, accrued liabilities, prepaid expenses and other assets.

Net cash provided by (used in) investing activities of $2,657,000, $22,361,000 and $(8,891,000) in the years ended June 30, 2009, 2008 and 2007, respectively, primarily consisted of the net effect of purchases, maturities and sales of marketable securities.

Net cash provided by financing activities of $7,792,000 in the year ended June 30, 2009 consisted of proceeds from notes payable and the sale of common stock. Net cash provided by financing activities of $63,000 and $22,093,000 in the years ended June 30, 2008 and 2007, respectively, primarily consisted of proceeds from the sale of common stock, the exercise of stock options and the sale of stock under the company's employee stock purchase plan.

On July 31, 2009, the company completed the sale of approximately 22.5 million shares of common stock under a Rights Offering resulting in net proceeds of approximately $28.0 million.

In April 2009, we signed a collaboration and license agreement with Servier. In May 2009, we received an upfront payment from Servier of $11,000,000, less applicable withholding taxes of $550,000, for a net payment of $10,450,000. See Note 2 of the financial statements for a description of this agreement.

In February 2009, we sold approximately 1.5 million shares of unregistered common stock at $0.93 per share for net proceeds of approximately $1.4 million.

In December 2008, we borrowed $5,000,000 from an affiliate of Robert W. Duggan. In March 2009, the loan amount was increased to $6,400,000. In August 2009, pursuant to the terms of the loans, the company repaid the $6,400,000 loans outstanding at June 30, 2009. See Note 5 of the financial statements for a description of these loans.

Our future contractual obligations at June 30, 2009 are as follows:

	Operating
	Lease	Notes
	Commitments	Payable

Less than 1 year	$763,000	$6,400,000
1-3 years	974,000	-
Total	$1,737,000	6,400,000

Less unamortized original issue discount		(21,000)
Total note payable		$6,379,000

In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation (now Celera Corporation) business. Future milestone payments under the agreement, as amended, could total as much as $98 million, although we currently cannot predict if or when any of the milestones will be achieved. In addition, Celera will also be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from these programs.

Based upon the current status of our product development plans, we believe that our existing cash, cash equivalents and marketable securities, combined with the net proceeds of $21.6 million, after repayment of our related party notes, from the Rights Offering completed in July 2009, will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses as a result of on-going and future clinical trials to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. Currently, we are actively seeking partnership collaborations to help fund the development of our product candidates. We may also be required to raise additional funds through the public or private sale of securities, bank debt or otherwise. If we are unable to secure additional funds, whether through partnership collaborations or sale of our securities, we will have to delay, reduce the scope of or discontinue one or more of our product development programs. Our actual capital requirements will depend on many factors, including the following:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2009 would have potentially declined by $9,000.

The table below presents the principal amounts and weighted-average interest rates by year of stated maturity for our investment portfolio (in thousands, except interest rates):

	Fiscal Year	Fair Value
	2010	at June 30, 2009

Marketable securities	$1,791	$1,792

Weighted-average interest rate	0.37%	-

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pharmacyclics, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Pharmacyclics, Inc. (the"Company") (a development stage enterprise) at June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2009 and, cumulatively, for the period from April 19, 1991 (date of inception) to June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
September 22, 2009

PHARMACYCLICS, INC.
(a development stage enterprise)

BALANCE SHEETS
(in thousands, except share and per share amounts)
	June 30,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$14,534	$12,260
Marketable securities	1,792	4,495
Accounts receivable	632	-
Prepaid expenses and other current assets	583	401
Total current assets	17,541	17,156
Property and equipment, net	470	688
Other assets	290	523
	$18,301	$18,367

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,167	$1,055
Accrued liabilities	801	796
Notes payable to related party	6,379	-
Deferred revenue - current portion (Note 2)	7,025	-
Total current liabilities	15,372	1,851

Deferred revenue - non-current portion (Note 2)	4,603	-
Deferred rent	67	71
Total liabilities	20,042	1,922

Commitments (Notes 2 and 9)

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares
authorized at June 30, 2009 and 2008; no shares
issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 and
49,000,000 shares authorized at June 30, 2009 and 2008;
shares issued and outstanding - 27,539,378
and 26,015,389 at June 30, 2009 and 2008	3	3
Additional paid-in capital	361,153	355,883
Accumulated other comprehensive income	1	10
Deficit accumulated during development stage	(362,898)	(339,451)
Total stockholders' equity (deficit)	(1,741)	16,445
	$18,301	$18,367

The accompanying notes are an integral part of these financial statements

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year Ended June 30,			Period from Inception (April 19, 1991) through through June 30,
	2009	2008	2007	2009
Revenues(1):
License and milestone revenues	$-	$-	$-	$7,855
Grant and contract revenues	-	-	126	6,154
Total revenues	-	-	126	14,009

Operating expenses:
Research and development	13,954	18,180	21,115	325,876
General and administrative	8,474	7,332	7,403	84,615
Purchased in-process research
and development	-	-	-	6,647
Total operating expenses	22,428	25,512	28,518	417,138

Loss from operations	(22,428)	(25,512)	(28,392)	(403,129)
Interest income	137	1,206	2,175	42,944
Interest expense and other
income (expense), net	(606)	8	-	(2,163)
Loss before provision for
income taxes	(22,897)	(24,298)	(26,217)	(362,348)
Provision for income taxes	(550)	-	-	(550)
Net loss	$(23,447)	$(24,298)	$(26,217)	$(362,898)

Basic and diluted net loss per share	$(0.88)	$(0.93)	$(1.08)

Shares used to compute basic
and diluted net loss per share	26,570	25,989	24,175

*Includes non-cash share-based
compensation of:
Research and development	$738	$961	$1,782	$6,714
General and administrative	2,555	1,299	1,300	9,102

(1) See Note 2 for a discussion of revenue recognition related to the Servier agreement.

The accompanying notes are an integral part of these financial statements

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended June 30,			Period from Inception (April 19, 1991) through through June 30,
	2009	2008	2007	2009
Cash flows from operating activities:
Net loss	$(23,447)	$(24,298)	$(26,217)	$(362,898)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	299	348	439	15,284
Amoritization of premium/discount on marketable securities, net	(32)	(196)	(137)	(26)
Amoritization of debt discount	549	-	-	549
Purchased in-process research and development	-	-	-	4,500
Share-based compensation	3,293	2,260	3,082	15,816
Common stock issued in exchange for services provided	15	-	-	15
Loss (gain) on sale of marketable securities	(1)	(7)	-	50
Write-down (proceeds from sale) of fixed assets	(11)	-	-	370
Changes in assets and liabilities:
Accounts receivable	(632)	-	-	(632)
Prepaid expenses and other assets	51	560	4	(873)
Accounts payable	112	(371)	(482)	1,167
Accrued liabilities	5	(393)	(242)	801
Deferred revenue	11,628	-	-	11,628
Deferred rent	(4)	(8)	9	67
Net cash used in operating activities	(8,175)	(22,105)	(23,544)	(314,182)

Cash flows from investing activities:
Purchase of property and equipment	(81)	(187)	(524)	(12,366)
Proceeds from sale of property and equipment	11	-	-	123
Purchase of marketable securities	(4,971)	(5,446)	(14,867)	(534,517)
Proceeds from sales of marketable securities	998	6,994	-	85,934
Proceeds from maturities of marketable securities	6,700	21,000	6,500	446,768
Net cash provided by (used in) investing activities	2,657	22,361	(8,891)	(14,058)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	1,388	63	21,510	310,306
Exercise of stock options	4	-	583	6,435
Proceeds from related party notes payable	6,400		-	6,400
Proceeds from notes payable	-	-	-	3,000
Issuance of convertible preferred stock, net of issuance costs	-	-	-	20,514
Payments under capital lease obligations	-	-	-	(3,881)
Net cash provided by financing activities	7,792	63	22,093	342,774
Increase (decrease) in cash and cash equivalents	2,274	319	(10,342)	14,534
Cash and cash equivalents at beginning of period	12,260	11,941	22,283	-
Cash and cash equivalents at end of period	$14,534	$12,260	$11,941	$14,534

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-	$1,269

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired under capital lease obligations	-	-	-	3,881
Warrants issued	-	-	-	49
Conversion of notes payable and accrued interest
into convertible preferred stock	-	-	-	3,051

The accompanying notes are an integral part of these financial statements

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the period from inception (April 19, 1991) through June 30, 2009
(in thousands, except share and per share amounts)
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated other Comprehensive	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Total

Issuance of common stock for cash at
$0.02 per share	-	$-	400,000	$-	$6	$-	$-	$6
Balance at June 30, 1991	-	-	400,000	-	6	-	-	6
Issuance of common stock for cash at an
average price of $0.02 per share	-	-	97,111	-	2	-	-	2
Issuance of convertible preferred stock
for cash, net of issuance costs, at
an average price of $1.32 per share	2,040,784	-	-	-	2,667	-	-	2,667
Net loss	-	-	-	-	-	-	(523)	(523)
Balance at June 30, 1992	2,040,784	-	497,111	-	2,675	-	(523)	2,152

Issuance of common stock for cash at an
average price of $0.06 per share	-	-	49,000	-	3	-	-	3
Issuance of convertible preferred stock
for cash, net of issuance costs, at
$4.88 per share	1,580,095	-	-	-	7,674	-	-	7,674
Net loss	-	-	-	-	-	-	(3,580)	(3,580)
Balance at June 30, 1993	3,620,879	-	546,111	-	10,352	-	(4,103)	6,249

Issuance of common stock upon exercise
of stock options at an average price
of $0.12 per share	-	-	324,188	-	38	-	-	38
Issuance of convertible preferred stock
for cash, net of issuance costs, at
an average price of $8.63 per share	886,960	-	-	-	7,623	-	-	7,623
Net loss	-	-	-	-	-	-	(5,141)	(5,141)
Balance at June 30, 1994	4,507,839	-	870,299	-	18,013	-	(9,244)	8,769

Issuance of common stock upon exercise
of stock options at an average price
of $0.24 per share	-	-	38,403	-	9	-	-	9
Issuance of warrants	-	-	-	-	49	-	-	49
Net loss	-	-	-	-	-	-	(10,479)	(10,479)
Balance at June 30, 1995	4,507,839	-	908,702	-	18,071	-	(19,723)	(1,652)

The accompanying notes are an integral part of these financial statements

65-72

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

For the period from inception (April 19, 1991) through June 30, 2009
(in thousands, except share and per share amounts)
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated other Comprehensive	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Total

Issuance of convertible preferred stock
for notes payable and accrued interest
at an average of $8.63 per share	353,483	-	-	-	3,051	-	-	3,051
Issuance of convertible preferred stock
for cash, net of issuance costs, at an
average price of $8.63 per share	295,649	-	-	-	2,550	-	-	2,550
Issuance of common stock upon initial
public offering, net of issuance
costs, for cash at $12 per share	-	-	2,383,450	1	26,042	-	-	26,043
Conversion of convertible preferred stock
into common stock	(5,156,971)	-	5,156,971	-	-	-	-	-
Issuance of common stock upon exercise of
stock options at an average exercise
price of $1.33 per share	-	-	91,922	-	122	-	-	122
Issuance of common stock upon
exercise of purchase rights at an
exercise price of $10.20 per share	-	-	8,379	-	86	-	-	86
Share-based compensation expense	-	-	-	-	26	-	-	26
Net loss	-	-	-	-	-	-	(8,235)	(8,235)
Balance at June 30, 1996	-	-	8,549,424	1	49,948	-	(27,958)	21,991

Issuance of common stock, net of
issuance costs, for cash at an
average price of $16.93 per share	-	-	1,442,190	-	24,420	-	-	24,420
Issuance of common stock upon exercise
of stock options at an average price
of $2.74 per share	-	-	96,283	-	264	-	-	264

The accompanying notes are an integral part of these financial statements

65-72

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

For the period from inception (April 19, 1991) through June 30, 2009
(in thousands, except share and per share amounts)
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated other Comprehensive	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Total

Issuance of common stock upon exercise
of purchase rights at an exercise
price of $10.51 per share	-	-	14,557	-	153	-	-	153
Share-based compensation expense	-	-	-	-	126	-	-	126
Net loss	-	-	-	-	-	-	(10,258)	(10,258)
Balance at June 30, 1997	-	-	10,102,454	1	74,911	-	(38,216)	36,696

Issuance of common stock, net of
issuance costs, for cash $21.75
per share	-	-	2,012,500	-	40,796	-	-	40,796
Issuance of common stock upon exercise
of stock options at an average
price of $6.57 per share	-	-	88,933	-	584	-	-	584
Issuance of common stock upon exercise
of purchase rights at an exercise
price of $14.36 per share	-	-	10,372	-	149	-	-	149
Issuance of common stock upon exercise
of warrants	-	-	80,033	-	-	-	-	-
Share-based compensation expense	-	-	-	-	91	-	-	91
Net loss	-	-	-	-	-	-	(9,675)	(9,675)
Balance at June 30, 1998	-	-	12,294,292	1	116,531	-	(47,891)	68,641

Issuance of common stock upon exercise
of stock options at an average price
of $5.10 per share	-	-	75,275	-	384	-	-	384

The accompanying notes are an integral part of these financial statements

65-72

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

For the period from inception (April 19, 1991) through June 30, 2009
(in thousands, except share and per share amounts)
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated other Comprehensive	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Total

Issuance of common stock upon exercise
of purchase rights at an exercise
price of $12.77 per share	-	-	13,643	-	174	-	-	174
Issuance of common stock upon exercise
of warrants	-	-	45,661	-	-	-	-	-
Share-based compensation expense	-	-	-	-	89	-	-	89
Change in unrealized gain (loss) on
marketable securities	-	-	-	-	-	(85)	-	(85)
Net loss	-	-	-	-	-	-	(19,246)	(19,246)
Total comprehensive loss								(19,331)
Balance at June 30, 1999	-	-	12,428,871	1	117,178	(85)	(67,137)	49,957

Issuance of common stock upon exercise
of stock options at an average price
of $13.88 per share	-	-	102,372	-	1,421	-	-	1,421
Issuance of common stock upon exercise
of purchase rights at an exercise
price of $25.62 per share	-	-	11,213	-	287	-	-	287
Issuance of common stock, net of
issuance costs, for cash at an
average price of $44.36 per share	-	-	3,465,000	1	153,711	-	-	153,712
Share-based compensation expense	-	-	-	-	88	-	-	88
Change in unrealized gain (loss) on
marketable securities	-	-	-	-	-	(421)	-	(421)
Net loss	-	-	-	-	-	-	(23,630)	(23,630)
Total comprehensive loss								(24,051)
Balance at June 30, 2000	-	-	16,007,456	2	272,685	(506)	(90,767)	181,414

The accompanying notes are an integral part of these financial statements

65-72

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

For the period from inception (April 19, 1991) through June 30, 2009
(in thousands, except share and per share amounts)
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated other Comprehensive	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Total

Issuance of common stock upon exercise
of stock options at an average price
of $16.17 per share	-	-	93,528	-	1,512	-	-	1,512
Issuance of common stock upon exercise
of purchase rights at an exercise
price of $27.89 per share	-	-	15,386	-	429	-	-	429
Share-based compensation expense	-	-	-	-	326	-	-	326
Change in unrealized gain (loss) on
marketable securities	-	-	-	-	-	1,599	-	1,599
Net loss	-	-	-	-	-	-	(30,925)	(30,925)
Total comprehensive loss								(29,326)
Balance at June 30, 2001	-	-	16,116,370	2	274,952	1,093	(121,692)	154,355

Issuance of common stock upon exercise
of stock options at an average price
of $13.93 per share	-	-	13,257	-	183	-	-	183
Issuance of common stock upon exercise
of purchase rights at an exercise
price of $8.32 per share	-	-	58,169	-	484	-	-	484
Share-based compensation expense	-	-	-	-	91	-	-	91
Change in unrealized gain (loss) on
marketable securities	-	-	-	-	-	(930)	-	(930)
Net loss	-	-	-	-	-	-	(36,575)	(36,575)
Total comprehensive loss								(37,505)
Balance at June 30, 2002	-	-	16,187,796	2	275,710	163	(158,267)	117,608

The accompanying notes are an integral part of these financial statements

65-72

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

For the period from inception (April 19, 1991) through June 30, 2009
(in thousands, except share and per share amounts)
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated other Comprehensive	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Total

Issuance of common stock upon exercise
of stock options at an average price
of $1.03 per share	-	-	3,397	-	3	-	-	3
Issuance of common stock upon exercise
of purchase rights at an exercise
price of $2.64 per share	-	-	38,908	-	103	-	-	103
Share-based compensation expense	-	-	-	-	13	-	-	13
Change in unrealized gain (loss) on
marketable securities	-	-	-	-	-	(19)	-	(19)
Net loss	-	-	-	-	-	-	(28,298)	(28,298)
Total comprehensive loss								(28,317)
Balance at June 30, 2003	-	-	16,230,101	2	275,829	144	(186,565)	89,410

Issuance of common stock, net of
issuance costs, for cash at an
average price of $13.00 per share	-	-	3,200,000	-	39,350	-	-	39,350
Issuance of common stock upon exercise
of stock options at an average price
of $4.91 per share	-	-	181,136	-	889	-	-	889
Issuance of common stock upon exercise
of purchase rights at an exercise
price of $4.90 per share	-	-	36,680	-	180	-	-	180
Share-based compensation expense	-	-	-	-	18	-	-	18
Change in unrealized gain (loss) on
marketable securities	-	-	-	-	-	(394)	-	(394)
Net loss	-	-	-	-	-	-	(29,165)	(29,165)
Total comprehensive loss								(29,559)
Balance at June 30, 2004	-	-	19,647,917	2	316,266	(250)	(215,730)	100,288

Issuance of common stock upon exercise
of stock options at an average price
of $4.46 per share	-	-	61,014	-	272	-	-	272

The accompanying notes are an integral part of these financial statements

65-72

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

For the period from inception (April 19, 1991) through June 30, 2009
(in thousands, except share and per share amounts)
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated other Comprehensive	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Total

Issuance of common stock upon exercise
of purchase rights at an exercise
price of $5.24 per share	-	-	90,704	-	476	-	-	476
Share-based compensation expense	-	-	-	-	49	-	-	49
Change in unrealized gain (loss) on
marketable securities	-	-	-	-	-	(43)	-	(43)
Net loss	-	-	-	-	-	-	(31,048)	(31,048)
Total comprehensive loss								(31,091)
Balance at June 30, 2005	-	-	19,799,635	2	317,063	(293)	(246,778)	69,994

Issuance of common stock upon exercise
of stock options and purchase rights at an
average price of $3.80 per share	-	-	147,059	-	559	-	-	559
Issuance of common stock for purchase
of Celera assets	-	-	1,000,000	-	4,500	-	-	4,500
Share-based compensation expense	-	-	-	-	6,264	-	-	6,264
Change in unrealized gain (loss) on
marketable securities	-	-	-	-	-	161	-	161
Net loss	-	-	-	-	-	-	(42,158)	(42,158)
Total comprehensive loss								(41,997)
Balance at June 30, 2006	-	-	20,946,694	2	328,386	(132)	(288,936)	39,320

Issuance of common stock, net of issuance	-	-	4,830,000	1	21,296	-	-	21,297
costs, for cash at $4.75 per share
Issuance of common stock upon exercise
of stock options and purchase rights at an
average price $4.16 per share	-	-	191,495	-	796	-	-	796
Share-based compensation expense	-	-	-	-	3,082	-	-	3,082
Change in unrealized gain (loss) on
marketable securities	-	-	-	-	-	123	-	123

The accompanying notes are an integral part of these financial statements

65-72

PHARMACYCLICS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

For the period from inception (April 19, 1991) through June 30, 2009
(in thousands, except share and per share amounts)
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated other Comprehensive	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Total

Net loss	-	-	-	-	-	-	(26,217)	(26,217)
Total comprehensive loss								(26,094)
Balance at June 30, 2007	-	-	25,968,189	3	353,560	(9)	(315,153)	38,401

Issuance of common stock upon exercise
of stock options and purchase rights at an
average price $1.34 per share	-	-	47,200	-	63	-	-	63
Share-based compensation expense	-	-	-	-	2,260	-	-	2,260
Change in unrealized gain (loss) on
marketable securities	-	-	-	-	-	19	-	19
Net loss	-	-	-	-	-	-	(24,298)	(24,298)
Total comprehensive loss								(24,279)
Balance at June 30, 2008	-	-	26,015,389	3	355,883	10	(339,451)	16,445

Issuance of common stock, net of issuance
costs, for cash at $0.93 per share	-	-	1,470,204	-	1,351	-	-	1,351
Issuance of common stock in exchange
for services provided			15,000	-	15	-	-	15
Issuance of common stock upon exercise
of stock options and purchase rights at an
average price $1.04 per share	-	-	38,785	-	41	-	-	41
Discount on notes payable to related party	-	-	-	-	570	-	-	570
Share-based compensation expense	-	-	-	-	3,293	-	-	3,293
Change in unrealized gain (loss) on
marketable securities	-	-	-	-	-	(9)	-	(9)
Net loss	-	-	-	-	-	-	(23,447)	(23,447)
Total comprehensive loss								(23,456)
Balance at June 30, 2009	-	$-	27,539,378	$3	$361,153	$1	$(362,898)	$(1,741)

The accompanying notes are an integral part of these financial statements

65-72

PHARMACYCLICS, INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1 — The Company and Significant Accounting Policies:

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

We continue to evolve into a company focused on licensing and co-development activities. Most recently we signed a collaboration and licensing agreement for one of our key compounds allowing us to significantly expedite the development path outside of the U.S., while retaining U.S. rights and receiving upfront and potential future milestone payments. This partnership is indicative of our strategy going forward.

To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not anticipate the generation of any product commercial revenues until we receive the necessary regulatory and marketing approvals to launch one of our products.

We have incurred significant operating losses since our inception in 1991, and as of June 30, 2009, had an accumulated deficit of approximately $362.9 million. Based upon the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities, combined with the net proceeds of $21.6 million, after repayment of our related party note, from the sale of approximately 22.5 million shares of common stock in a Rights Offering completed in July 2009, will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, we will need to raise substantial additional capital to fund our operations in the future. Our actual capital requirements will depend on many factors, including the following:

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

Basic and diluted net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 8,452,899, 5,540,544 and 5,589,114 shares of common stock were outstanding at June 30, 2009, 2008 and 2007, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Cash and cash equivalents

All highly liquid investments purchased with an original maturity date of three months or less that are readily convertible into cash and have insignificant interest rate risk are considered to be cash equivalents.

Marketable securities and fair value measurements

Our marketable securities are held as "available-for-sale" pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and

Equity Securities." We classify these investments as current assets and carry them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other income (loss). The amortized cost of debt securities is adjusted for the amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Gains and losses on securities sold are recorded based on the specific identification method and are included in interest expense and other income (expense), net in the statement of operations.

Management assesses whether declines in the fair value of marketable securities are other than temporary. If the decline is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in the statement of operations. In determining whether a decline is other than temporary, management considers various factors including the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2 "Partial Deferral of the Effective Date of Statement 157" (FSP 157-2). FSP 157-2 delays the effective date of FAS 157 for non-financial assets and liabilities, that are not measured or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008. The company adopted SFAS No. 157 on July 1, 2008 and will adopt FSP-2 on July 1, 2009. The company is currently in the process of evaluating the impact of adopting FSP 157-2 on its non-financial assets and liabilities.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, and minimize the use of unobservable inputs, when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The company elected to continue to measure related financial instruments and other items at their carrying amounts. Therefore, the adoption of SFAS No. 159 on July 1, 2008 did not have a material impact on the company's financial statements.

Restricted investments

Under the company's lease agreement, it is required to maintain a $290,000 letter of credit as security for performance under the lease. The letter of credit is secured by a $290,000 certificate of deposit which is included in other assets at June 30, 2009.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the company to credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The company places its cash and cash equivalents with high-credit quality financial institutions and invests in debt instruments of financial institutions, corporations and government entities with strong credit ratings. Management of the company believes it has established guidelines relative to credit quality, diversification and maturities that maintain safety and liquidity. Accounts receivable at June 30, 2009, represent amounts due from Servier associated with drug shipments.

The company's products require approvals from the United States Food and Drug Administration (the "FDA") and international regulatory agencies prior to commercial sales. There can be no assurance that the company's future products will receive required approvals. If the company were denied such approvals or such approvals were delayed, it could have a materially adverse impact on the company and the execution of its business strategy.

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

Revenue recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that certain criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front collaboration payments, periodic milestone payments and payments for research activities. Our collaborations with multiple elements are evaluated under Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value and whether there is verifiable objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is combined and recognized as a single unit of accounting when criteria for separation are not met.

Up-front payments under agreements which include future performance requirements are recorded as deferred revenue and are recognized over the performance period. The performance period is estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. Revenues related to substantive, at-risk collaboration milestones are recognized upon achievement of the event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.

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

Fair value of financial instruments

The carrying value of the company's financial instruments including cash and cash equivalents, marketable securities, accounts payable and accrued liabilities, approximate fair value due to their short maturities. See Note 5, Related Party Notes Payable, for the fair value of notes payable to related party.

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

The components of share-based compensation recognized in the company's statements of operations for the years ended June 30, 2009, 2008 and 2007 and since inception are as follows:

	Year Ended June 30,			Period from Inception (April 19, 1991) through June 30,
	2009	2008	2007	2009
Research and development	$738,000	$961,000	$1,782,000	$6,714,000
General and administrative	2,555,000	1,299,000	1,300,000	9,102,000
Total share-based compensation	$3,293,000	$2,260,000	$3,082,000	$15,816,000

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

	Year Ended June 30,
	2009	2008	2007
Stock option plans:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	92%	74%	73%
Risk free interest rate	2.12%	2.66%	4.54%
Expected life (years)	5.00	5.00	4.61

Employee stock purchase plan:
Expencted dividend yield	0%	0%	0%
Stock price volatility	144%	71%	54%
Risk free interest rate	0.77%	3.78%	4.42%
Expected life (years)	0.58	1.29	1.25

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the company's stock option plans during fiscal 2009, 2008 and 2007 was $0.77, $0.65 and $1.84 per share, respectively. The weighted average estimated grant date fair value of purchase awards under the company's employee stock purchase plan during fiscal 2009, 2008 and 2007 was $0.73, $0.97 and $3.30 per share, respectively.

As of June 30, 2009, $2,391,000 of total unrecognized compensation costs related to non-vested options are scheduled to be recognized over a weighted average period of 2.11 years and $12,000 of total unrecognized compensation costs related to purchase awards under the company's employee stock purchase plan are scheduled to be recognized over a weighted average period of 0.06 years. There were no capitalized share-based compensation costs at June 30, 2009.

Options vest upon the passage of time or a combination of time and the achievement of certain performance obligations. The Compensation Committee of the Board of Directors will determine if the performance conditions have been met. Share-based compensation expense for the options with performance obligations is recorded when the company believes that the vesting of these options is probable.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), to partially defer FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The company adopted SFAS No. 157 for valuation and disclosures of its financial assets and liabilities in the first quarter of fiscal 2009 (see Notes 3 and 5) and is currently evaluating the impact of adopting the provisions of FSP 157-2.

In April 2009, the FASB issued FSP No. 115-2 and 124-2 (FSP No. 115-2), Recognition and Presentation of Other-Than-Temporary Impairments. FSP No. 115-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements FSP No. 115-2 is effective for periods ending after June 15, 2009. The adoption of FSP No. 115-2 did not have a material impact on the company's financial statements.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly. FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP

No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is to be applied prospectively and is effective for periods ending after June 15, 2009. The adoption of FSP No. 157-4 did not have a material impact on the company's financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board ("APB") No. 28-1 ("FSP SFAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." FSP SFAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly instead of annual basis for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP SFAS 107-1 and APB 28-1 are effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material impact on the company's financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date SFAS No. 164 is effective for periods ending after June 15, 2009.

Note 2 — Agreements:

Collaboration and License Agreement with Les Laboratoires Servier. In April 2009, we entered into a collaboration and license agreement with Les Laboratoires Servier ("Servier") to research, develop and commercialize PCI-24781, an orally active, novel, small molecule inhibitor of Pan HDAC enzymes. Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the Pan HDAC inhibitor product worldwide except for the United States and will pay a royalty to Pharmacyclics on sales outside of the United States. Pharmacyclics will continue to own all rights within the United States. In May 2009, Pharmacyclics received an upfront payment of $11.0 million from Servier, less applicable withholding taxes of $0.55 million, for a net receipt of $10.45 million.

Pharmacyclics is due to receive from Servier an additional $4 million for research collaboration over a twenty-four month period, paid in equal increments every six months with the initial payment due October 1, 2009. Servier is solely responsible for conducting and paying for all development activities outside the United States. In addition, Pharmacyclics could also receive from Servier up to approximately $24.5 million upon the achievement of certain future milestones up to and including commercialization, as well as royalty payments.

Revenue associated with our collaboration and related agreements is recognized upon achieving the four general criteria for revenue recognition (i.e., evidence of arrangement, delivery, fixed or determinable amount and collectability). The company's collaboration agreement with Servier is accounted for in accordance with accounting rules governing "Revenue Arrangements with Multiple Deliverables." The non-refundable portion of upfront payments received under the company's existing agreements is deferred by the company upon receipt and recognized on a straight-line basis over the period ending on the anticipated date of completion of the research activities associated with the Research Program, which management believes represents the conclusion of all significant obligations on the part of the company. For the company's current agreement, this period was determined to be two years for reasons described further below.

Under the terms of the agreement, four company representatives are required to participate on a Joint Research and Development Committee ("JRDC"). The JRDC's only responsibilities are to:

  Meet at least twice a year during the agreement term,
  Oversee the Research Program, Research Plan (as defined) and Development Plan (as defined),
  Oversee the registration and commercialization of licensed products, and
  Maintain a list of Option Compounds (as defined) existing prior to and identified during the Research Term.

We believe that our involvement in the JRDC over the term required to complete the research activities associated with the Research Program (currently expected to be the two year Research Term defined in the agreements) associated with the collaboration represents a substantive performance obligation or "deliverable." However, following completion of such research activities, participation on the JRDC represents only a right and a governance role, rather than a substantive performance obligation.

Given that the deliverables under the collaboration do not meet criteria in the accounting rules for separation (e.g., no separately identifiable fair value), the arrangement is being treated as a single unit-of-accounting for purposes of revenue recognition. We recognize the combined unit of accounting over the estimated period required to complete the research activities under the collaboration (two years), which coincides with the delivery period for all substantive obligations or "deliverables" associated with the collaboration.

The collaboration and license agreement requires us to enter into an agreement to supply drug product for Servier's use in clinical trials. As the supply agreement is considered part of the arrangement and had not been completed and executed prior to June 30, 2009, we did not meet the "evidence of an arrangement" criterion required for revenue recognition and have therefore deferred recognition until such time as the supply agreement is executed.

Celera Corporation. In April 2006, the company acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation). Under the terms of the agreement, the company acquired Celera technology and intellectual property relating to drugs that target histone deacetylase (HDAC) enzymes, selective HDAC enzymes, a Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases, and B-cell associated tyrosine kinase inhibitors potentially useful for the treatment of lymphomas and autoimmune diseases. At the date of acquisition, the HDAC drug candidate was in a Phase I clinical trial and the other drug candidates were in pre-clinical development. Total consideration paid was $6,647,000 which consisted of 1,000,000 shares of our common stock, $2,000,000 of cash and $147,000 of transaction costs. The company recorded an expense of $6,647,000 related to the consideration for the acquired drug candidates which had not yet reached technological feasibility and had no alternative future use due to the early stage of development and the significant regulatory requirements remaining.

In May 2008, the company amended its agreement with Celera pertaining to the potential sublicensing of our HDAC compounds. Under the amendment, Celera may receive a portion of any upfront licensing payments we receive from sublicensing an HDAC product and the total future potential milestone payments due to Celera were reduced from $144 million to $104 million. Celera will also be entitled to royalty payments in the mid- to high single digits based on annual sales of any drugs commercialized from these programs.

The agreement with Celera was amended for a second time in March 2009. Pursuant to this amendment, the total future milestone payments to Celera were reduced to approximately $98 million. Approximately 90% of this amount will become due upon regulatory approval for the drug programs in different geographic markets and with the achievement of certain net sales levels of any drugs commercialized from the HDAC program.

The Celera agreement was again amended for the third time at the end of March 2009. That amendment changed the payment timeline of certain payments to Celera and also changed the obligations for the company to pay royalties under certain conditions to Celera. In connection with this third amendment, the company paid Celera $1 million in April 2009. The amount was recorded as research and development expense in the quarter ended March 31, 2009, as the technology rights are being utilized in research and development and it is not clear that an alternative future use exists for such technology.

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

Note 3 — Cash and Cash Equivalents and Marketable Securities

The following table sets forth the company's financial assets as of June 30, 2009 and June 30, 2008 (in thousands):

	Estimated Fair Value as of	Basis of Fair Value Measurements
	June 30, 2009	Level 1	Level 2	Level 3
Money market funds	$10,077	$10,077	$-	$-
Government agency securities	2,642	-	2,642	-
Total cash equivalents and marketable securities	$12,719	$10,077	$2,642	$-

	Estimated Fair Value as of	Basis of Fair Value Measurements
	June 30, 2008	Level 1	Level 2	Level 3
Money market funds	$1,038	$1,038	$-	$-
Corporate bonds	3,001	-	3,001	-
Commercial paper	12,134	-	12,134	-
Total cash equivalents and marketable securities	$16,173	$1,038	$15,135	$-

The following is a summary of the company's available-for-sale securities at June 30, 2009 and June 30, 2008 (in thousands):

				Estimated
		Unrealized	Unrealized	Fair
As of June 30, 2009	Cost Basis	Gain	Loss	Value
Money market funds	$10,077	$-	$-	$10,077
Government agency securities	2,641	1	-	2,642
	12,718	1	-	12,719
Less cash equivalents	(10,927)	-	-	(10,927)
Total marketable securities	$1,791	$1	$-	$1,792

				Estimated
		Unrealized	Unrealized	Fair
As of June 30, 2008	Cost Basis	Gain	Loss	Value
Money market funds	$1,038	$-	$-	$1,038
Corporate bonds	2,987	14	-	3,001
Commercial paper	12,138	-	(4)	12,134
	16,163	14	(4)	16,173
Less cash equivalents	(11,678)	-	-	(11,678)
Total marketable securities	$4,485	$14	$(4)	$4,495

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. In determining whether a decline is other than temporary, we consider various factors including the length of time and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Gross realized losses and gains on the sale of available-for-sale securities during the years ended June 30, 2009, 2008 and 2007 were not material.

At June 30, 2009, the company's marketable securities had the following contractual maturities (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Less than one year	$1,791	$1,792

Note 4 — Balance Sheet Components:

Accounts receivable consist of the following (in thousands):

	June 30,
	2009	2008

Due from Servier	$632	$-
	$632	$-

Property and equipment consists of the following (in thousands):

	June 30,
	2009	2008
Equipment	$6,328	$6,409
Leasehold improvements	2,569	2,569
Furniture and fixtures	184	164
	9,081	9,142
Less accumulated depreciation and amortization	(8,611)	(8,454)
	$470	$688

Accrued liabilities consist of the following (in thousands):

	June 30,
	2009	2008
Employee compensation	$732	$796
Accrued interest	69	-
	$801	$796

Note 5 — Related Party Notes Payable

In December 2008, the company borrowed $5,000,000 and in March 2009, borrowed $1,400,000 from an affiliate of Robert W. Duggan, the company's Chairman of the Board and CEO. Under the terms of the unsecured loans, the company is to repay the principal

85

sum of $6,400,000 on the earlier of (i) July 1, 2010 or (ii) upon the closing of an equity offering or rights offering by the company. The loans bear interest as follows: (i) 1.36% from December 30, 2008 until March 31, 2009, (ii) the rate of interest in effect for such day as publicly announced from time to time by Citibank N.A. as its "prime rate" from April 1, 2009 until December 31, 2009 and (iii) the prime rate plus 2% from January 1, 2010 until the expiration of the loan. Interest is to be paid annually.

The principal amount of the loans have been discounted to fair value for balance sheet presentation such that the stated interest rate together with the accretion of the discount will reflect an estimate of the market interest rate during the term of the loan. As described in Note 1, SFAS No. 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring the fair value of assets and liabilities. Due to the lack of reliable and objective observable data available to estimate the fair value of the $5,000,000 loan, the value of the loan was determined using Level 3 inputs. These inputs included an estimate of the probable term of the loan. The loan matures at the earlier of an equity offering or a rights offering, meeting the criteria stated in the loan agreement, or eighteen months from its effective date. Due to already initiated corporate events and the current cash situation of the company, the probable term of the loan was estimated at 6.25 months.

With the term established, the company used various methods to estimate the fair market interest rate of the $5,000,000 loan. The first and primary approach was a market risk approach, beginning with the risk-free rate on the effective date of the loan increased by the calculated estimates of the cost of each of the different premiums a lender would require for the various risks taken. These premiums included the non- marketability risk of the note, the risk of default, the cost of arrangement and the opportunity costs. Using this methodology, the company estimated the fair market interest rate to be 23%. The reasonableness of this rate was then further supported by comparison to the outcome of the Black Scholes pricing model calculated using the following assumptions:

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

The total discount related to the $5,000,000 loan was $484,000. Total interest expense related to this loan was $542,000 for the year ended June 30, 2009. The fair value of this loan was $4,984,000 at June 30, 2009.

As the terms of the $1,400,000 loan are the same as the $5,000,000 loan with the same expiration date, the company applied the same methodology to determine the fair value of this loan. Due to the lack of reliable and objective observable data available to estimate the fair value of the $1,400,000 loan, the value of the loan was determined using Level 3 inputs. These inputs included first an estimate of the probable term of the loan. The loan matures at the earlier of an equity offering or a rights offering, meeting the criteria stated in the loan agreement, or eighteen months from its effective date. Due to already initiated corporate events and the cash situation of the company, the probable term of the loan was estimated at 3.25 months.

With the term established, the company used various methods to estimate the fair market interest rate of the $1,400,000 loan. The first and primary approach was a market risk approach, beginning with the risk-free rate on the effective date of the loan increased by the calculated estimates of the cost of each of the different premiums a lender would require for the various risks taken. These premiums included the non- marketability risk of the note, the risk of default, the cost of arrangement and the opportunity costs. Using this methodology, the company estimated the fair market interest rate to be 23%. The reasonableness of this rate was then further supported by comparison to the outcome of the Black Scholes pricing model calculated using the following assumptions:

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

The total discount related to the $1,400,000 loan was $65,000. Total interest expense related for this loan was $76,000 for the year ended June 30, 2009. The fair value of this loan was $1,395,000 at June 30, 2009.

In accordance with the terms of the loans, both loans plus accrued interest were repaid in August 2009.

Note 6 — Stockholders' Equity (Deficit):

Common stock

In February 2009, the company sold approximately 1.5 million shares of unregistered common stock, at $0.93 per share for net proceeds of approximately $1.4 million. The purchasers of the shares were certain foreign and U.S. individuals and entities of which some are shareholders of Pacific Biopharma Group, Ltd. ("PBG"). Each investor acted individually and did not purchase shares for the account of PBG or any other affiliated company. Glenn Rice, our President and Chief Operating Officer, is a principal of PBG but did not participate in the transaction.

Preferred stock

As amended, the company's Certificate of Incorporation authorizes 1,000,000 shares of preferred stock, par value $0.0001 per share. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. No preferred stock was outstanding at June 30, 2009 or June 30, 2008.

The ability of the company's Board of Directors to issue shares of preferred stock without stockholder approval may have certain anti-takeover effects. The company is also subject to provisions of the Delaware General Corporation Law, which may make certain business combinations more difficult.

Stock plans

2004 Equity Incentive Award Plan. In December 2004, stockholders approved the 2004 Equity Incentive Award Plan (the "2004 Plan") as a replacement for both the company's 1995 Stock Option Plan (the "1995 Plan") and the 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"). The adoption of the 2004 Plan included an increase of 600,000 in the number of shares available for issuance over the remaining shares available for issuance under the 1995 Plan and Directors Plan. In December 2005, the stockholders approved an increase of 1,000,000 shares and in December 2008, an increase of 3,000,000 shares available for issuance under the 2004 Plan. The 2004 Plan provides for the issuance of various types of equity awards, such as incentive stock options, nonstatutory stock options stock, restricted stock, stock appreciation rights and performance shares. The exercise price of all stock options granted under the 2004 Plan may not be less that the fair market value of the company's common stock on the date of grant and no stock option will be exercisable more than ten years after the date it is granted. Stock options for employees and consultants typically vest over four years. Non-employee Directors receive annual, automatic, non- discretionary grants of nonqualified stock options. Each new non-employee Director receives an option to purchase 10,000 shares as of the date he or she first becomes a Director. This option grant vests in equal annual installments over five years. In addition, on the date of each annual meeting, each individual re-elected as a non-employee Director will receive an automatic option grant to purchase an additional 7,500 shares of common stock, provided such individual has served as a Director for at least six months prior to the date of grant. This option grant vests in equal monthly installments over twelve months following the date of grant.

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

The following table summarizes the company's stock option activity (in thousands, except per share amounts):

	Options Outstanding
		Weighted
		Average
	Number	Exercise
	of	Price Per
	Options	Share
Authorized	-	$-
Granted	480	0.19
Balance at June 30, 1993	480	0.19
Exercised	(324)	0.12
Granted	167	2.22
Forfeited or expired	(8)	0.11
Balance at June 30, 1994	315	1.37
Exercised	(39)	0.24
Granted	193	3.75
Forfeited or expired	(38)	1.82
Balance as of June 30, 1995	431	2.50
Authorized	-
Exercised	(92)	3.09
Granted	492	10.03
Forfeited or expired	(11)	6.11
Balance as of June 30, 1996	820	9.20
Authorized	-
Exercised	(96)	2.74
Granted	569	16.69
Forfeited or expired	(31)	12.21
Balance as of June 30, 1997	1,262	11.58
Authorized	-
Exercised	(89)	6.57
Granted	577	25.33
Forfeited or expired	(158)	15.41
Balance as of June 30, 1998	1,592	16.43
Authorized	-
Exercised	(75)	5.10
Granted	671	19.25
Forfeited or expired	(221)	20.37
Balance as of June 30, 1999	1,967	17.38
Authorized	-
Exercised	(103)	13.88
Granted	723	56.97
Forfeited or expired	(53)	23.38
Balance as of June 30, 2000	2,534	28.70

	Options Outstanding
		Weighted
		Average
	Number	Exercise
	of	Price Per
	Options	Share
Authorized	-
Exercised	(94)	16.17
Granted	947	36.80
Forfeited or expired	(114)	45.70
Balance as of June 30, 2001	3,273	29.78
Authorized	-
Exercised	(13)	13.93
Granted	1,634	8.76
Forfeited or expired	(625)	27.83
Balance as of June 30, 2002	4,269	21.82
Authorized	-
Exercised	(3)	1.03
Granted	749	4.35
Forfeited or expired	(837)	25.30
Balance as of June 30, 2003	4,178	18.03
Authorized	-
Exercised	(181)	4.91
Granted	532	9.53
Forfeited or expired	(296)	28.55
Balance as of June 30, 2004	4,233	16.78
Authorized	-
Exercised	(61)	4.46
Granted	814	8.08
Forfeited or expired	(200)	18.19
Balance as of June 30, 2005	4,786	15.40
Authorized	-
Exercised	(191)	7.02
Granted	1,351	4.58
Forfeited or expired	(679)	12.85
Balance as of June 30, 2006	5,267	13.26
Exercised	(133)	4.38
Granted	1,310	3.01
Forfeited or expired	(855)	13.83
Balance as of June 30, 2007	5,589	10.98
Exercised	-	-
Granted	1,555	1.05
Forfeited or expired	(1,603)	11.31
Balance as of June 30, 2008	5,541	8.10
Exercised	(4)	0.85
Granted	2,186	1.11
Forfeited or expired	(668)	10.05
Balance as of June 30, 2009	7,055	5.75

The above table does not include 1,398,000 performance options granted in fiscal 2009 for which the performance criteria had not been established as of June 30, 2009.

The total pre-tax intrinsic value of stock options exercised during the years ended June 30, 2009, 2008 and 2007 were $2,000, $0 and $64,000, respectively. No income tax benefits were realized by the company in the years ended June 30, 2009, 2008 or 2007. Shares reserved for issuance and available for grant under the 2004 Plan were 644,384 shares as of June 30, 2009.

A summary of outstanding and vested stock options as of June 30, 2009 is as follows:

	Options Outstanding				Options Vested
		Weighted	Weighted			Weighted
		Average	Average			Average
	Number	Remaining	Exercise	Aggregate	Number	Exercise	Aggregate
Range of	of	Contractual	Price	Intrinsic	of	Price	Intrinsic
Exercise Prices	Shares	Life	Per Share	Value	Shares	Per Share	Value
$0.73 - $0.73	300,000	9.69	$0.73		-	$-
$0.75 - $0.75	985,667	9.67	0.75		16,546	0.75
$0.78 - $0.84	330,683	6.64	0.81		304,850	0.80
$0.86 - $0.86	1,183,271	6.36	0.86		665,599	0.86
$0.91 - $0.91	1,310,000	9.62	0.91		-	-
$1.15 - $2.76	1,457,649	6.25	2.25		846,258	2.46
$3.08 - $4.16	901,266	4.43	4.07		793,731	4.08
$4.25 - $7.39	884,206	2.49	5.63		882,498	5.63
$7.43 - $38.25	891,357	2.41	16.08		891,305	16.08
$41.68 - $78.12	208,800	0.93	57.71		208,800	57.71
	8,452,899	6.20	$4.94	$2,089,000	4,609,587	$8.14	$499,000

The company had outstanding exercisable options to purchase 5,862,640, 4,928,736, and 5,015,019 shares of common stock with a weighted average exercise price of $6.73, $8.86, and $11.81 at June 30, 2009, 2008, and 2007, respectively.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in fiscal 2009, 2008 and 2007 were 35,035, 47,200, and 58,331 shares of common stock at an average price of $1.06, $1.34, and $3.66 per share, respectively. Shares available for future purchase under the Purchase Plan are 478,572 at June 30, 2009.

Note 7 — Employee Benefit Plan:

The company maintains a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The company's matching contribution to the plan was $58,000, $103,000 and $141,000 for the years ended June 30, 2009, 2008 and 2007, respectively, and $1,007,000 for the period from inception (April 19, 1991) through June 30, 2009.

Note 8 — Income Taxes:

Deferred tax assets are summarized as follows (in thousands):

	June 30,
	2009	2008
Net operating loss carryforwards	$117,675	$115,390
Tax credit carryforwards	15,047	13,797
Capitalized start-up and R & D costs	6,171	6,600
Depreciation and amortization	2,887	3,257
Share-based compensation	3,235	2,243
Reserves and accruals	4,807	206
Gross deferred tax assets	149,822	141,493
Less valuation allowance	(149,822)	(141,493)
Net deferred tax assets	$-	$-

A full valuation allowance has been established for the company's deferred tax assets at June 30, 2009 and 2008 since realization of such assets through the generation of future taxable income is uncertain. The increase in the valuation allowance was approximately $8,328,000, $7,438,000 and $9,813,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to the loss before income taxes as summarized below (in thousands):

	Year Ended June 30,
	2009	2008	2007
Tax benefit at statutory rate	$9,121	$9,561	$10,047

Research and development credits	2,585	1,408	852
Deferred tax assets not benefited	(10,269)	(10,058)	(9,813)
Share-based compensation	(308)	(432)	(620)
Other	(1,129)	(479)	(466)
Withholding tax	(550)	-	-
	$(550)	$-	$-

The $550,000 tax provision for the year ended June 30, 2009 is the result of French withholding taxes related to the company's receipt of an $11.0 million upfront payment from Servier.

At June 30, 2009, the company had federal and state net operating loss carryforwards of approximately $326.4 million and $115.0 million, respectively. The federal and state net operating loss carryforwards will begin to expire in 2009. Federal and state tax credit carryforwards of $11.4 million and $8.4 million, respectively, are available to offset future taxable income. The federal tax credits will begin to expire in 2009. State research and development credits can be carried forward indefinitely.

Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and tax credit carry-forwards that can be carried forward may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. Such an annual limitation may result in the expiration of net operating losses before utilization. The company believes that due to the participation in the Rights Offering completed in July 2009, it is likely that the change of control provision under the Tax Reform Act of 1986 may have been triggered. Further analysis by the company is required to determine the amount of the annual limitation, if any.

On July 1, 2007, the company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The following table summarizes the activity related to the company's gross unrecognized tax benefits (in thousands):

	Year Ended June 30,
	2009	2008
Beginning balance	$2,960	$2,890
Additions based on tax
positions related to current year	-	-
Additions (reduction) for
tax positions of prior years	-	70
Settlements	-	-
Lapse of applicable statue of limitations	-	-

Ending balance	$2,960	$2,960

As of the date of adoption, the company recorded a $2.89 million reduction to deferred tax assets for unrecognized tax benefits, all of which were offset by a full valuation allowance and therefore did not result in any adjustment to the beginning balance of deficit accumulated during development stage on the balance sheet. The company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months.

The company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically. In the event the company receives an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of July 1, 2008 open tax years in major jurisdictions date back to 1993 due to the taxing authorities' ability to adjust operating loss carry forwards.

Note 9 — Commitments:

The company leases its facility under non-cancelable operating leases that expire in fiscal 2009 and 2012. Future minimum lease payments under the non-cancelable operating leases are as follows (in thousands):

Operating
Lease
Commitments
2010	$763
2011	644
2012	330
Total minimum lease payments	$1,737

Rent expense for the years ended June 30, 2009, 2008 and 2007 was $905,000, $952,000 and $996,000, respectively, and $17,012,000 for the period from inception (April 19, 1991) through June 30, 2009. Sublease income was $0 for each of the years ended June 30, 2008, 2007 and 2006, and $924,000 from the period from inception (April 19, 1991) through June 30, 2009. The terms of the facility lease provide for rental payments on a graduated scale. The company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid at June 30, 2009.

Note 10 — Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
Fiscal 2009

Loss from operations	$(6,642)	$(4,860)	$(6,415)	$(4,511)

Net loss	(6,542)	(4,834)	(6,665)	(5,406)

Basic and diluted net loss per share(1)	$(0.25)	$(0.19)	$(0.25)	$(0.20)

Shares used in computation of basic
and diluted net loss per share	26,015	26,034	26,696	27,533

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
Fiscal 2008

Loss from operations	$(7,307)	$(6,218)	$(7,220)	$(4,767)

Net loss	(6,830)	(5,860)	(6,980)	(4,628)

Basic and diluted net loss per share(1)	$(0.26)	$(0.23)	$(0.27)	$(0.18)

Shares used in computation of basic
and diluted net loss per share	25,968	25,986	25,994	26,008

(1)

Basic and diluted net loss per share amounts are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net loss per share information may not equal annual basic and diluted net loss per share.

Note 11 — Separation Agreements

In September 2008, the company's President & CEO and the company's Vice President, Finance and Administration and CFO, resigned their positions and entered into separation agreements with the company. Under the separation agreements, the two executives continued to provide services to the company through September 30, 2008 and October 31, 2008, respectively. Under the agreements, the company agreed to pay Dr. Miller and Mr. Lea one year of salary in severance payments, accelerate the vesting of all outstanding options, extend the exercise period of all outstanding options to three years after termination and provide healthcare benefits for twelve months following the termination of their employment. The company recorded severance expense of $536,000 and share-based compensation expense of $1,394,000 associated with the separation agreements in the quarter ended September 30, 2008. The company also recorded severance expense of $600,000 including approximately $200,000 relating to cash-based severance payments and share-based compensation expense of approximately $400,000 in the quarter ended December 31, 2008 associated with Mr. Lea's separation agreement.

Note 12 — Related Party Transaction

As discussed in Note 5 - Related Party Notes Payable, as of June 30, 2009, the company had borrowed $6,400,000 from an affiliate of Robert W. Duggan, the company's Chairman of the Board and Chief Executive Officer, in a form of an unsecured loan. Mr. Duggan is the beneficial owner of approximately 24.8% of the company's outstanding common stock.

Note 13 — Subsequent Event

On July 17, 2009, the company commenced a rights offering to sell up to 18.8 million shares for gross proceeds of $24 million pursuant to which holders of the company's common stock were entitled to purchase additional shares of the company's common stock at a price of $1.28 per share (the "Rights Offering"). On July 29, 2009, the Rights Offering was amended to increase the maximum number of shares that could be sold from 18.8 million to 22.5 million for an aggregate amount of up to $28.8 million.

In the Rights Offering, stockholders of record as of July 15, 2009, were issued, at no charge, one subscription right for each share of common stock then outstanding. Each right entitled the holder to purchase 0.6808 share of the company's common stock for $1.28 per share.

Fractional shares were not issued in the Rights Offering. The subscription rights issued pursuant to the Rights Offering expired on July 31, 2009. Stockholders who exercised their rights in full were also permitted an oversubscription right to purchase additional shares of common stock that remained unsubscribed at the expiration of the Rights Offering, subject to the availability of shares and a pro rata allocation of shares among persons exercising the oversubscription right.

As of the close of the Rights Offering on July 31, 2009, the Rights Offering was oversubscribed. The proration of available over-subscription shares was made in accordance with the Offering Prospectus. Approximately 22.5 million shares of the company's common stock were purchased in the Rights Offering for net proceeds (after offering costs of $0.8 million) of approximately $28.0 million. As was contemplated and disclosed in the Offering Prospectus, the company used approximately $6.4 million dollars from the offering to repay a loan from an affiliate of Robert W. Duggan, our Chairman of the Board and Chief Executive Officer (see Note 5). Mr. Duggan participated in the offering for a total of approximately $6.1 million.

The company has evaluated material subsequent events through September 22, 2009, the date these financial statements were issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance and Administration, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Vice President, Finance and Administration concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management's Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Administration, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

Management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page 61 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting:

There has been no change in the company's internal control over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

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

(a) 1. Financial Statements

See Index to Financial Statements under Item 8 on page 60.

(a) 2. Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a) 3. Exhibits

See Index to Exhibit beginning on page 101.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 22, 2009

PHARMACYCLICS, INC.

By: /s/ ROBERT W. DUGGAN

Robert W. Duggan

Chairman of the Board & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Robert W. Duggan and Rainer Erdtmann, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT W. DUGGAN Robert W. Duggan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 22, 2009

/s/ GLENN C. RICE, Ph.D. Glenn C. Rice, Ph.D.	President, Chief Operating Officer and Director	September 22, 2009

/s/ RAINER M. ERDTMANN Rainer M. Erdtmann	Vice President, Finance and Administration and Secretary (Principal Financial and Accounting Officer)	September 22, 2009

/s/ JASON T. ADELMAN Jason T. Adelman	Director	September 22, 2009

/s/ CYNTHIA C. BAMDAD, Ph.D. Cynthia C. Bamdad	Director	September 22, 2009

/s/ DAVID D. SMITH, Ph.D. David D. Smith	Director	September 22, 2009

/s/ MINESH P. MEHTA, M.D. Minesh P. Mehta, M.D.	Director	September 22, 2009

EXHIBITS INDEX
Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008).

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

4.5

Form of Stock Purchase Agreement related to the February 19, 2009 sale of approximately 1.5 million shares of the Company's common stock to certain foreign and U.S. individuals and entities of which some are shareholders of Pacific Biopharma Group, Ltd. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

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
10.15+

The Company's Employee Stock Purchase Plan as amended on October 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008).

10.16+

Employment Agreement entered into between the Company and Richard A. Miller, M.D. dated as of June 10, 1992 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048).

10.22+

Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, Commission File No. 33- 98514).

10.23+	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, Commission File No. 333-52881).
10.25+	Form of Addendum to Stock Option Agreement (Special Tax Election) (incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.26+

Form of Addendum to Stock Option Agreement (Involuntary Termination following Change in Control) (incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, Commission File No. 33- 98514).

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

10.56+

The Company's 2004 Equity Incentive Award Plan (the "2004 Plan") as amended on October 9, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008).

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

10.67

Fifth Amendment to New Lease dated July 11, 2008 by and between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2008).

10.68*

Amendment No. 1 to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation dated May 12, 2008 (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended June 30, 2008).

10.69+	Form of Severance Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended June 30,2008).
10.70+

Offer letter dated July 9, 2008 by and between the Company and James Lowder, M.D. (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended June 30, 2008).

10.71+

Separation Agreement effective as of September 10, 2008 by and between Richard A. Miller, M.D. and Pharmacyclics, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.72+

Separation Agreement effective as of September 10, 2008 by and between Leiv Lea and Pharmacyclics, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.73+	Form of Restricted Stock Award Agreement for the 2004 Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.74+

Offer letter dated April 13, 2006 by and between the Company and David J. Loury, Ph.D. (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008).

10.75+

Severance benefit agreement dated November 5, 2008 by and between the Company and David J. Loury, Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008).

10.76

Loan Agreement entered into between the Company and Robert W. Duggan & Associates dated as of December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.77*

Amendment No. 2 to Assignment Agreement by and between Pharmacyclics, Inc. and Celera Corporation dated March 2, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.78*

Amendment No. 3 to Assignment Agreement by and between Pharmacyclics, inc. and Celera Corporation dated March 30, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.79

Amendment No. 1 to Loan Agreement entered into between the Company and Robert W. Duggan & Associates dated as of March 30, 2009 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31,2009).

10.80+

Offer letter dated February 2, 2009 by and between the Company and Glenn C. Rice, Ph.D. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.81+

Offer letter dated February 5, 2009 by and between the Company and Rainer M. Erdtmann (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.82+

Offer letter dated February 26, 2009 by and between the Company and Ahmed Hamdy, M.B.B.Ch. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.83**

Collaboration Agreement by and between Pharmacyclics, Inc. and Les Laboratoires Servier and Institut de Recherches Internationales Servier dated April 9, 2009.      Also provided in PDF format as a courtesy.

10.84	Amendment No. 2 to Loan Agreement entered into between the Company and Robert W. Duggan and Blazon Corporation Profit Sharing Plan dated as of June 17, 2009. Also provided in PDF format as a courtesy.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 72).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

________________

* Confidential treatment has been granted as to certain portions of this agreement.
+ Indicates a management contract or compensatory plan or arrangement.
** Confidential treatment has been requested as to certain portions of this agreement.