Form 10-K/A
period 2009-06-30
PHARMACYCLICS INC
filed 2009-10-28
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number 000-26658

PHARMACYCLICS, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	94-3148201
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

995 E. Arques Avenue
Sunnyvale, California	94085-4521
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 774-0330

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, $0.0001 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of Registrant was $14,607,373 based on the closing sales price of the Registrant’s common stock on the NASDAQ Stock Market LLC on the last business day of the Registrant’s most recently completed second fiscal quarter.  Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

On October 20, 2009, there were approximately 50,054,582 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Pharmacyclics, Inc. (“Pharmacyclics” or the “Company”) for the year ended June 30, 2009, filed with the Securities and Exchange Commission on September 22, 2009 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

There are no other changes to the Original Form 10-K other than those set forth below.  This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

______________________________________________

PHARMACYCLICS, INC.

Annual Report on Form 10-K/A

For the Year Ended June 30, 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are the names and ages of the directors and executive officers of the Company and their principal occupations at present and for the past five years.  The directors of the Company are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.  Our executive officers are appointed by the Board of Directors of the Company and serve until their successors have been duly appointed and qualified.  There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected.  No family relationships exist between any directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Board has adopted independence standards for directors that conform to the standards required by the NASDAQ Stock Market (“NASDAQ”) for listed companies.  Based on the Company’s director independence standards, the Board has affirmatively determined that all of its directors other than Robert W. Duggan and Glenn C. Rice Ph.D. are independent.

Name	Age	Position(s) with the Company	Director Since
Robert W. Duggan	65	Director, Chairman and CEO	2007
Glenn C. Rice, Ph.D.(1)	53	Director, President and COO	2008
Jason T. Adelman	40	Director	2009
Cynthia C. Bamdad, Ph.D.	56	Director	2008
Minesh P. Mehta, M.D.	51	Director	2008
David D. Smith, Ph.D.	38	Director	2008

(1)	Dr. Rice will end his position with the Company effective mid-February, 2010.

Business Experience of Directors

Mr. Duggan has been a member of our Board of Directors since September 2007 and has served as Chief Executive Officer since September 2008. Mr. Duggan served as Chairman of the Board of Directors of Computer Motion, Inc., a computerized surgical systems company, from 1990 to 2003 and Chief Executive Officer from 1997. Computer Motion was acquired by Intuitive Surgical, Inc. in 2003. Mr. Duggan is the founder of the investment firm Robert W. Duggan & Associates. Mr. Duggan has been a private venture investor for more than 30 years and has participated as a director of, investor in, and advisor to numerous small and large businesses in the medical equipment, computer local and wide area network, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communication industries. Mr. Duggan has also assisted in corporate planning, capital formation and management for his various investments.  He received the Congressman’s Medal of Merit and in 2000 he was named a Knight of the Legion of Honor by President Jacques Chirac. Mr. Duggan is currently also a director of Intuitive Surgical, Inc.  He is a member of the University of California at Santa Barbara Foundation Board of Trustees.

Dr. Rice has served as President and Chief Operating Officer of the company since February 2009 and became a director of Pharmacyclics in September of 2008.  Dr. Rice will end his position with the Company effective mid-February, 2010.  Dr. Rice has over 25 years of oncology drug development experience in the biopharmaceutical industry including research, preclinical and clinical trials as well as extensive experience in licensing, partnerships and M&A. Dr. Rice is the founder and served as Chief Executive Officer (CEO) of Pacific Biopharma Group from 2007 to 2009 and from 2004 to May 2007 as Founder and CEO of Bridge Laboratories, Inc.  From 2002 to 2004, Dr. Rice served as Vice President, Biosciences at SRI International in Menlo Park, CA, heading up a staff of 170 employees. In 2005, he helped co-found the Critical Path Institute, in Tucson, Arizona, a not-for-profit institute. From 1999 to 2002, Dr. Rice served as a Director and Vice President of Research at ILEX Oncology Inc., a NASDAQ listed oncology focused company. He was a founder and served as Chief Executive Officer and President in 1999 of Convergence Pharmaceuticals, Inc., a privately held Boston based cancer biopharmaceutical company which was sold to ILEX Oncology in 1999. Prior to Convergence, Dr. Rice was Vice President of Research at Cytokine Networks from 1998 to 1999, managing multiple preclinical and clinical programs and closing strategic partnerships; and Director of Cell Therapeutics (NASDAQ: CTIC) from 1993 to 1998.  He headed a discovery laboratory at Genentech Inc. (NYSE:DNA) from 1987 to 1993. Dr. Rice is currently an inventor on over 20 patents or patent applications and has authored over 75 manuscripts and book chapters.

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

Executive Officers

Name	Age	Position
Robert W. Duggan	65	Chairman, Chief Executive Officer and Director
Glenn C. Rice, Ph.D.(1)	53	President, Chief Operating Officer and Director
Rainer M. Erdtmann	46	Vice President, Finance and Administration and Secretary
Joseph J. Buggy, Ph.D.	42	Vice President, Research
Ahmed Hamdy, M.D.	44	Chief Medical Officer
David J. Loury, Ph.D.	53	Vice President, Preclinical Sciences

(1)	Dr. Rice will end his position with the Company effective mid-February, 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and Section 16 officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Such officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that, during the period from July 1, 2008 to June 30, 2009, all officers, directors and beneficial owners of more than 10% of the outstanding Common Stock complied with all Section 16(a) requirements, with the exception of the following late filings: (a) Dr. Rice was late filing one Form 3 and one Form 4 and (b) Dr. Mehta was late filing one Form 3 and one Form 4.

Code of Ethics and Committee Charters

The Board has also adopted a formal code of conduct that applies to all of our employees, officers and directors. The latest copy of our Code of Business Conduct and Ethics, as well as the Charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board are available in the “Investors” section of our website at www.pharmacyclics.com.  Any person may obtain a copy of the Code of Business Conduct and Ethics, without charge, by writing to Pharmacyclics, Inc., 995 East Arques Avenue, Sunnyvale, California 94085, Attn: Secretary.

Audit Committee

The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. The Audit Committee is also charged with the review and approval of all related party transactions involving the Company. The Audit Committee acts pursuant to a written charter that has been adopted by the Board. A more complete description of the powers and responsibilities delegated to the Committee is set forth in the Audit Committee charter. The Board had determined that all members of the Audit Committee, Jason T. Adelman, Cynthia C. Bamdad, Ph.D. and Minesh P. Mehta, M.D., for the fiscal year ended June 30, 2009, were “independent” as that term is defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules. The Board has determined that Mr. Adelman, the Audit Committee Chairman, is the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”).  The Audit Committee held five (5) meetings during the fiscal year ended June 30, 2009.

Item 11.	Executive Compensation

Tax Considerations

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation's executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance-based compensation to be paid to the Company's executive officers for the 2009 fiscal year did not exceed the $1 million limit per officer, nor is it expected that the non-performance-based compensation to be paid to the Company's executive officers for fiscal 2010 will exceed that limit. The 2004 Plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of options granted under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation, which will not be subject to the $1 million limitation. Because it is very unlikely that the cash compensation payable to any of the Company's executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to the Company's executive officers. The Compensation Committee will reconsider this decision should the individual compensation of any executive officer approach the $1 million level.

Severance and Change in Control Arrangements

The Company’s 2004 Plan provides that 50% of all unvested options shall become fully vested upon a change in control of the Company. The plan further provides that if the employee’s employment is terminated within twelve (12) months of a change in control, the remaining balance of unvested options shall become fully vested.

The Company has entered into a severance agreement with Dr. Loury under which Dr. Loury will be paid on year’s base salary upon his involuntary termination, provided such termination is not for cause, as defined in the agreement.

Separation Agreements

Richard Miller, the Company’s former president and chief executive officer, resigned from such positions effective September 10, 2008.  In connection with Dr. Miller’s resignation, the Company and Dr. Miller entered into a separation agreement, dated September 12, 2008, whereby the Company agreed to (i) pay Dr. Miller one year of salary in severance payments, a portion of which was paid in the same intervals and amounts as his regular paycheck from the date following the termination of his employment with the Company until the end of the 2008 calendar year, and the remainder of which was paid in a lump sum payment on January 2, 2009, (ii) accelerate vesting of all of Dr. Miller’s outstanding options on October 1, 2008 with each option expiring on October 1, 2011 and (iii) provide health care benefits to Dr. Miller for 12 months following the termination of his employment with the Company.  In exchange, Dr. Miller agreed to cooperate with the Company in providing a smooth and orderly transition of his former job responsibilities to other employees of the Company until the end of the 2008 calendar year and to release the Company from any and all claims that legally can be released.

Leiv Lea, the Company’s former vice presdient, finance and administrator and secretary, resigned from such positions effective October 31, 2008.  In connection with Mr. Lea’s resignation, the Company and Mr. Lea entered into a separation agreement, dated September 12, 2008, whereby the Company agreed to (i) pay Mr. Lea one year of salary in severance payments, a portion of which was paid in the same intervals and amounts as his regular paycheck from the date following the termination of his employment with the Company until the end of 2008 calendar year, and the remainder of which was paid in a lump sum payment on January 2, 2009, (ii) accelerate vesting of all of Mr. Lea’s outstanding options on November 1, 2008 with each option expiring on November 1, 2011, and (iii) provide health care benefits to Mr. Lea for 12 months following the effective date of his resignation.  In exchange, Mr. Lea agreed to cooperate with the Company in providing a smooth and orderly transition of his former job responsibilities to other employees of the Company until the end of 2008 calendar year and to release the Company from any and all claims that legally can be released.

Retirement Plans

We maintain a 401(k) Plan that is a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended.  In fiscal 2009, the Company matched 50% of all participant contributions up to a maximum of $1,500 per employee.  The Company does not maintain a defined benefit pension plan or a nonqualified deferred compensation plan.

Summary Compensation Table

The following table sets forth all compensation awarded to, paid or earned by the following type of executive officers for each of the Company’s last two completed fiscal years: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended June 30, 2009; (ii) the Company’s two most highly compensated executive officers, other than the chief executive, who were serving as executive officers at the end of the fiscal year ended June 30, 2009; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended June 30, 2009 (of which there were two).  We refer to these individuals collectively as our named executive officers.

			Option	All Other
	Fiscal	Salary	Awards	Compensation
Name and Principal Position	Year	($) (1)	($) (2)	($)		Total ($)
Robert W. Duggan (3)	2009	-	-	-		-
Chairman and Chief Executive Officer

Joseph J. Buggy, Ph.D.	2009	192,115	88,605	1,500	(4)	282,220
Vice President, Research	2008	181,714	66,434	-		248,148

David J. Loury, Ph.D.	2009	265,215	129,111	1,500	(4)	395,826
Vice President, Preclinical Sciences	2007	210,000	80,927	1,500	(4)	292,427

Richard A. Miller, M.D. (5)	2009	121,562	109,685	1,736,092	(6)	1,967,339
	2008	438,973	645,273	1,500	(4)	1,085,746

Leiv Lea (7)	2009	97,484	45,733	911,544	(8)	1,054,761
	2008	257,584	260,478	1,500	(4)	519,562

(1)	Includes amounts earned but deferred at the election of the Named Executive Officer, such as salary deferrals under the Company's 401(k) plan.
(2)
The Company's share-based compensation program includes incentive and non-statutory stock options. Amounts reflect the dollar amount recognized for financial statement reporting purposes, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment and thus include amounts from outstanding stock option awards granted in and prior to the indicated fiscal year, as applicable.  Assumptions used in the calculation of these amounts are disclosed in Note 1 to the Company’s Financial Statements for the fiscal year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 22, 2009.  However, as required, amounts exclude the impact of estimated forfeitures related to service-based vesting conditions

(3)
Mr. Duggan has declined any compensation from the Company.  Mr. Duggan became the Company’s Interim Chief Executive Officer on September 10, 2008 and became the Company’s Chief Executive Officer on February 12, 2009.

(4)	Consists of the Company’s matching contribution under its 401(k) plan.
(5)	Dr. Miller resigned his position as President and Chief Executive Officer effective September 10, 2008.
(6)
Consists of cash severance payments of $438,973, stock compensation expense of $1,207,841 associated with the acceleration of vesting and extension of the exercise period of Dr. Miller’s options pursuant to his severance agreement, payment of accrued paid time-off of $75,976, payment of COBRA insurance premiums of $11,802 and a $1,500 Company matching contribution under its 401(K) plan.

(7)	Mr. Lea resigned his position as Vice President, Finance and Administration and Secretary effective October 31, 2008.
(8)
Consists of cash severance payments of $267,883, stock compensation expense of $583,995 associated with the acceleration of vesting and extension of the exercise period of Mr. Lea’s options pursuant to his severance agreement, payment of accrued paid time-off of $46,364, payment of COBRA insurance premiums of $11,802 and a $1,500 Company matching contribution under its 401(K) plan.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table provides information on the current holdings of stock options by the named executives. Each option grant is shown separately for each named executive. The vesting schedule for each option grant is shown following this table.

	Option Awards
	Number of Securities		Number of Securities	Option
	Underlying		Underlying	Exercise	Option
	Unexercised Options		Unexercised Options	Price	Expiration
Name	Exercisable		Un-exercisable	($)	Date
Robert W. Duggan	-		-	-	-
Joseph J. Buggy, Ph.D.	54,000	(1)	-	4.16	05/23/16
	30,000	(2)	-	2.76	03/13/17
	40,000	(2)	-	2.44	09/17/17
	54,687	(2)	70,313	0.86	03/18/18
	-	(3)	151,000	0.75	03/03/19
David J. Loury, Ph.D.	65,000	(1)	-	4.16	05/23/16
	32,812	(2)	42,188	2.76	03/13/17
	54,687	(2)	70,313	0.86	03/18/18
	62,961	(4)	137,039	1.35	11/04/18
	-	(3)	100,000	0.75	03/03/19
Richard A. Miller, M.D.	75,000	(5)	-	58.06	06/06/10
	114,000	(5)	-	27.51	05/25/11
	120,000	(5)	-	7.39	10/01/11
	84,000	(5)	-	4.25	10/01/11
	80,000	(5)	-	5.25	10/01/11
	40,000	(5)	-	7.10	10/01/11
	61,000	(5)	-	11.21	10/01/11
	175,000	(5)	-	7.76	10/01/11
	250,000	(5)	-	4.16	10/01/11
	210,000	(5)	-	2.76	10/01/11
	275,000	(5)	-	0.86	10/01/11
Leiv Lea	20,000	(5)	-	58.06	06/06/10
	50,000	(5)	-	27.51	05/25/11
	40,000	(5)	-	7.39	11/01/11
	40,000	(5)	-	4.25	11/01/11
	55,000	(5)	-	4.47	11/01/11
	32,250	(5)	-	11.21	11/01/11
	60,000	(5)	-	7.76	11/01/11
	110,000	(5)	-	4.16	11/01/11
	110,000	(5)	-	2.76	11/01/11
	150,000	(5)	-	0.86	11/01/11

(1)
25% of the shares subject to the option vest on the one year anniversary of the date of grant and the remaining shares subject to the option vest in a series of 36 equal and successive monthly installments thereafter.

(2)	Each of the options vest in forty-eight (48) equal installments beginning on the date of grant.
(3)	Option vests in four equal annual installments beginning March 3, 2010, subject to the satisfaction of certain performance criteria with respect to each annual period.
(4)	Option vests in a series of five equal and successive annual installments measured from November 4, 2008.
(5)	Options are fully vested.

None of our Named Executive Officers exercised any of his stock options in fiscal 2009 and as a result, there was no value realized.

DIRECTOR COMPENSATION

Cash Compensation

Prior to October 10, 2008, the Company’s non-employee directors received a quarterly retainer of $3,750 and a payment of $1,000 for attending each meeting of the Board.  Committee chairmen received an additional $1,000 per Committee meeting attended.

The Board amended the compensation of its non-employee directors for services subsequent to October 10, 2008.  Following such date, each non-employee director received $30,000 per annum for their Board service, payable quarterly, and $500 for each Board committee meeting attended.  Each committee chairman received $1,000 (instead of $500) for each Board committee meeting attended.  Board members may elect to receive their compensation in the form of non-qualified stock options with a face value equal to three (3) times the amount of cash compensation earned.

Equity Compensation

Each non-employee Director receives an automatic option grant to purchase 10,000 shares on the day they become a member of the Board with an exercise price of one hundred (100%) of the fair market value on the date of grant (“Initial Option”).  Each non-employee Director of the Company receives an annual automatic grant on the day of the Company’s Annual Meeting of a non-qualified stock option to purchase 7,500 shares with an exercise price of one hundred (100%) of the fair market value on the date of grant (“Annual Replenishment Option”), providing that the Director has served as a Director for at least the six (6) months prior to the Annual Meeting.

All Director option grants are nonstatutory stock options subject to the terms and conditions of the 2004 Plan.  Each Initial Option vests at the rate of 1/60th per month over sixty (60) months from the date of grant of the Initial Option, and each Annual Replenishment Option vests at the rate of 1/12th per month over twelve (12) months from the date of grant of the Annual Replenishment Option.  Furthermore, Initial Options and Annual Replenishment Options vest only during the optionholder’s service as a Board member; provided however, that the Compensation Committee has the power to accelerate the time during which an option granted to a Director may vest.

Initial Options and Annual Replenishment Options terminate upon the earlier of (i) ten (10) years after the date of grant or (ii) thirty-six (36) months after the date of termination of the optionholder’s service as a Board member.

During the fiscal year ended June 30, 2009, Mr. Adelman, Dr. Bamdad, Dr. Mehta, Dr. Rice and Dr. Smith each received Initial Options to acquire 10,000 shares of common stock at exercise prices of $0.91, $1.92, $2.30, $2.30, and $1.92, per share, respectively.

The following table sets forth the compensation earned or awarded to the Company’s non-employee directors during the fiscal year ended June 30, 2009.

	Fees Earned or
	Paid in Cash	Option Awards	Total
Current Directors:	($) (1)	($) (2)	($)
Robert W. Duggan	-	-	-
Jason T. Adelman	18,500	23,467	41,967
Cynthia C. Bamdad, Ph.D.	24,000	34,271	58,271
Minesh P. Mehta, M.D.	36,250	2,430	38,680
Glenn C. Rice, Ph.D.(3)	18,750	41,249	59,999
David D. Smith, Ph.D.	30,500	49,617	80,117
Former Directors:
Miles R. Gilburne	5,750	27,102	32,852
James L. Knighton	23,250	74,509	97,759
Richard M. Levy, Ph.D.	4,750	19,226	23,976
Christine A. White, M.D.	5,750	21,319	27,069

(1)
See the section entitled “Director Compensation - Cash Compensation”, above, for a description of the cash compensation program for the Company’s non-employee directors during the fiscal year ended June 30, 2009. Amounts earned in one year and paid in the following year are, for purposes on this table only, accounted for in the year earned. Includes fees with respect to which directors elected to receive option shares in lieu of such fees. The following directors received option shares in the amounts set forth below in lieu of the fees set forth below (includes fees forgone earned in the fourth quarter of fiscal 2009 where the related options were granted the first day of fiscal 2010):

Current Directors:	Fees Forgone	Option Shares Received in Lieu Of Cash
Jason T. Adelman	$18,500	50,593
Cynthia C. Bamdad, Ph.D.	24,000	76,871
Glenn C. Rice, Ph.D.	18,750	60,836
David D. Smith, Ph.D.	30,500	92,020
Former Directors:
Miles R. Gilburne	5,750	8,097
James L. Knighton	23,250	70,616
Richard M. Levy, Ph.D.	3,750	5,281
Christine A. Whilte, M.D.	2,875	4,049

(2)
Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2009, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment, and include amounts attributable to awards granted in and prior to fiscal 2008. Assumptions used in the calculation of these amounts are disclosed in Note 1 to the Company’s Financial Statements for the fiscal year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 22, 2009. However, as required, amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. See the section entitled “Director Compensation - Equity Compensation”, above, for a description of the Company’s cash compensation policy for non-employee directors and the specific terms of the stock options granted to the Company’s non-employee directors during the fiscal year ended June 30, 2009. The grant date fair value of option awards granted in fiscal year 2009 is as follows:

Current Directors:	Grant Date	Grant Date Fair Value
Jason T. Adelman	02/05/09	$6,521
	04/01/09	22,949
		29,470
Cynthia C. Bamdad, Ph.D.	10/09/08	12,659
	01/02/09	32,440
		45,009
Minesh P. Mehta, M.D.	09/10/08	15,138
		15,138
Glenn C. Rice, Ph.D.	09/10/08	15,138
	10/01/08	7,425
	01/02/09	31,394
		53,957
David D. Smith, Ph.D.	10/09/08	12,659
	01/02/09	31,394
	04/01/09	16,392
		60,445
Former Directors:
Miles R. Gilburne	07/01/08	11,262
	10/01/08	11,384
		22,646
James L. Knighton	07/01/08	13,222
	10/01/08	13,365
	12/12/08	6,168
	01/02/09	34,533
		67,288
Richard M. Levy, Ph.D.	07/01/08	7,345
	10/01/08	7,425
		14,770
Christine A. Whilte, M.D.	07/01/08	5,631
	10/01/08	5,693
		11,324

The aggregate number of stock options outstanding as of June 30, 2009 is as follows: 35,403 shares for Mr. Adelman, 67,406 shares for Dr. Bamdad, 10,000 shares for Dr. Mehta, 83,700 shares for Dr. Smith, 166,988 shares for Mr. Gilburne, 166,311 shares for Mr. Knighton, 118,452 shares for Dr. Levy, and 49,863 shares for Dr. White. There were no options that were repriced or otherwise materially modified during fiscal year 2008. Mr. Gilburne, Mr. Knighton, Dr. Levy and Dr. White forfeited 2,500, 12,875, 2,500 and 8,500 options, respectively, associated with their resignations as Board Members.

(3)
Represents compensation earned by Dr. Rice prior to his appointment as President and Chief Operating Officer in March 2009.  Dr. Rice will end his position with the Company effective mid-February, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows, as of June 30, 2009, information for all equity compensation plans previously approved by stockholders and for all compensation plans not previously approved by stockholders.

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c) (1)
Equity compensation plans
approved by security holders (2)	8,452,899	$4.94	1,122,956
Equity compensation plans not
approved by security holders	-	-	-
Total	8,452,899	$4.94	1,122,956

_______________

(1)           Includes approximately 478,572 shares issuable under the Company's Employee Stock Purchase Plan.

(2)           Includes our:
•	2004 Equity Incentive Award Plan
•	1995 Stock Option Plan
•	1995 Non-Employee Director Stock Option Plan
•	Employee Stock Purchase Plan

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 30, 2009, by: (i) each stockholder who, based on publicly available records, is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock; (ii) each current director; (iii) each executive officer named in the "Summary Compensation Table" below (the "Named Executive Officers"); and (iv) all current directors and executive officers of the Company as a group. The address for each director and executive officer listed in the table below is c/o: Pharmacyclics, Inc., 995 East Arques Avenue, Sunnyvale, California 94085.

	Beneficial Ownership (1)
			Shares Issuable
			Pursuant to
	Outstanding		Options Vested
	Shares of		and Exercisable	Percent of
	Common		Within 60 Days of	Total Shares
Name	Stock		September 30, 2009	Outstanding
Federated Investors, Inc. (2)	4,154,098		-	8.3%
Jason T. Adelman	-		50,593	*
Cynthia C. Bamdad	-		78,871	*
Joseph J. Buggy, Ph.D.	5,000		141,000	*
Robert W. Duggan (3)	12,388,222		-	24.8%
David J. Loury, Ph.D.	-		198,958	*
Minesh P. Mehta, M.D.	-		2,000	*
David D. Smith, Ph.D.	2,000		94,020	*
Richard A. Miller, M.D. (4)	326,798	(5)	1,484,000	3.5%
Leiv Lea (6)	20,893	(7)	667,250	1.4%

All current executive officers and
directors as a group (10 persons)	12,800,166		628,278	26.5%
_______________

* Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options which are vested and exercisable within sixty (60) days of the September 30, 2009 date of this table. Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, all persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such holders. The percentages of beneficial ownership are based on 50,054,582 shares of Common Stock outstanding as of September 30, 2009, adjusted as required by rules promulgated by the Commission. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which such person or persons has the right to acquire within sixty (60) days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Derived from a Form 13G/A filed September 10, 2009. The address of Federated Investors, Inc. is Federated Investors Tower, Pittsburgh, Pennsylvania, 15222

(3)	Mr. Duggan disclaims beneficial ownership of 649,112 shares held in managed accounts except to the extent of his pecuniary interest in those shares.

(4)	Dr. Miller resigned his position as President, Chief Executive Officer and a director effective September 10, 2008.

(5)	Based on a Form 4 filed March 20, 2008.

(6)	Mr. Lea resigned his position as Vice President, Finance and Administration and Secretary effective October 31, 2008.

(7)	Based on a Form 4 filed May 1, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has determined that all of the members of the Board during the fiscal year ended June 30, 2009, other than Mr. Duggan and Dr. Rice were “independent” as that term is defined in the Nasdaq Marketplace Rules.  Mr. Duggan and Dr. Rice were not considered independent because each was an executive officer of the Company.  As required under applicable Nasdaq Marketplace Rules, the Company’s independent directors meet regularly in executive session at which only they are present.  Dr. Miller, who resigned as a director on September 10, 2008 was also not independent.

Our Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.  All directors attended at least 75% of the aggregate of all meetings of our Board and of the committees on which they served during the fiscal year ended June 30, 2009.  Current and former committee membership and the number of meetings of our full Board and Committees held in fiscal 2009 are shown in the table below:

Nominating and
Corporate
		Audit	Compensation	Governance
Current Directors:	Board	Committee	Committee	Committee
Robert W. Duggan	Chairman
Glenn C. Rice, Ph.D.	Member
Jason T. Adelman	Member	Chair	Chair	Member
Cynthia C. Bamdad, Ph.D.	Member	Member	Member	Member
Minesh P. Mehta, M.D.	Member	Member	Member	Member
David D. Smith, Ph.D.	Member			Member

Former Directors:
Miles R. Gilburne(1)	Member	Member		Member
James L. Knighton(2)	Member	Chair		Member
Richard M. Levy, Ph.D.(1)	Member		Chair	Member
Richard A. Miller, M.D.(1)	Member
Christine A. White, M.D.(1)	Member	Member	Member	Member

(1)	Resigned on September 10, 2008

(2)	Resigned on January 15, 2009

Loan to Company

In December 2008, the Company borrowed $5,000,000 and in March 2009, borrowed $1,400,000 from an affiliate of Robert W. Duggan, the Company’s Chairman of the Board and Chief Executive Officer.  Under the terms of the unsecured loans, the Company was to repay the principal sum of $6,400,000 on the earlier of (i) July 1, 2010 or (ii) upon the closing of an equity offering or rights offering by the Company.  The loans bore interest as follows: (i) 1.36% from December 30, 2008 until March 31, 2009, and (ii) the rate of interest in effect for such day as publicly announced from time to time by Citibank N.A. as its “prime rate” from April 1, 2009 until December 31, 2009.  Interest was to be paid annually.  The full $6,400,000 amount of the loans plus accrued interest was repaid in August 2009 in connection with July closing of the Company’s rights offering.

Item 14.	Principal Accountant Fees and Services

Pre-Approval Policy and Procedures

In accordance with the Audit Committee charter, the Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the estimated fees and other terms of any such engagement. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services. The Audit Committee may elect to delegate pre-approval authority to one or more designated Committee members in accordance with its charter. The Audit Committee has delegated to Mr. Adelman, as Chairman, the ability to pre-approve certain audit and non-audit services. The Audit Committee considers whether such audit or non-audit services are consistent with the SEC's rules on auditor independence. The Audit Committee has considered whether the provision of the services noted above is compatible with maintaining PricewaterhouseCoopers LLP's independence.

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for the following services during fiscal 2009 and 2008:

	Fiscal 2009	Fiscal 2008
Audit fees	$350,500	$265,500
Audit-related fees	-	-
Tax fees	56,500	30,000
All other fees	-	-
Total	$407,000	$295,500

In the above table, "audit fees" for professional services for the audit of the Company's financial statements included in its Annual Report on Form 10-K for the years ended June 30, 2009 and 2008, and review of financial statements included in its quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory and regulatory filings. "Tax fees" are fees for tax compliance, tax advice and tax planning. All fees described above were approved by the Audit Committee, pursuant to the pre-approved policy described below.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.           Financial Statements:

The required consolidated financial statements of the Company and the related report of the Company’s independent public accountants thereon were previously filed under Item 8 of the Original Form 10-K.

2.           Financial Statement Schedules:

The required financial statement schedules of the Company and the related report of the Company’s independent public accountants thereon were previously filed as schedules to the Original Form 10-K.

3.           Exhibits:

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit of the same number to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

3.3	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Periodic Report on Form 8-K filed on August 9, 2006).

4.2	Specimen Certificate of the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96048).

4.3*
Stock Purchase Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated April 7, 2006 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.5
Form of Stock Purchase Agreement related to the February 19, 2009 sale of approximately 1.5 million shares of the Company’s common stock to certain foreign and U.S. individuals and entities of which some are shareholders of Pacific Biopharma Group, Ltd. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.6*
Patent License Agreement entered into between the Company and The University of Texas, Austin entered into on or about July 1, 1991 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96048).

10.7*
Patent License Agreement entered into between the Company and The University of Texas, Dallas dated as of July 1, 1992, as amended by the Patent License Agreement dated May 27, 1993 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96048).

10.8*
Patent License Agreement entered into between the Company and Stuart W. Young dated as of October 15, 1992 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96048).

10.9
Lease Agreement entered into between the Company and New England Mutual Life Insurance Company dated as of June 17, 1993, as amended on July 22, 1993, and as further amended on March 1, 1994 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96048).

10.13+	The Company’s 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Commission File No. 333-52881).

10.14+	The Company’s 1995 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8, Commission File No. 33-98514).

10.15+
The Company’s Employee Stock Purchase Plan as amended on October 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008).

10.16+
Employment Agreement entered into between the Company and Richard A. Miller, M.D. dated as of June 10, 1992 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96048).

10.22+
Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, Commission File No. 33- 98514).

10.23+	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, Commission File No. 333-52881).

10.25+	Form of Addendum to Stock Option Agreement (Special Tax Election) (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, Commission File No. 33-98514).

10.26+
Form of Addendum to Stock Option Agreement (Involuntary Termination following Change in Control) (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8, Commission File No. 33- 98514).

10.27+	Form of Notice of Grant of Automatic Stock Option (Initial Grant) (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8, Commission File No. 33-98514).

10.28+	Form of Notice of Grant of Automatic Stock Option (Annual Grant) (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8, Commission File No. 33-98514).

10.29+	Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8, Commission File No. 33-98514).

10.30+	Form of Employee Stock Purchase Plan Enrollment/Change Form (incorporated by reference to Exhibit 99.12 to the Company’s Registration Statement on Form S-8, Commission File No. 33-98514).

10.31+	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 99.13 to the Company’s Registration Statement on Form S-8, Commission File No. 33-98514).

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

10.56+
The Company’s 2004 Equity Incentive Award Plan (the “2004 Plan”) as amended on October 9, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008).

10.57+
Form of Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2004).

10.58+
Form of Non-employee Director Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2004).

10.59+
Form of Amendment to Form of Notice of Grant of Stock Option used under the Company’s 1995 Stock Option Plan (the “1995 Plan”) (incorporated by reference to Exhibit 10.5 to the quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.60+
Form of Non-Employee Directors Stock Option Election Option Agreement used under the Company’s 1995 Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

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

10.65
Fourth Amendment to New Lease dated August 14, 2006 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.67
Fifth Amendment to New Lease dated July 11, 2008 by and between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2008).

10.68*
Amendment No. 1 to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation dated May 12, 2008 (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

10.69+	Form of Severance Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended June 30,2008).

10.70+
Offer letter dated July 9, 2008 by and between the Company and James Lowder, M.D. (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

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

10.74+
Offer letter dated April 13, 2006 by and between the Company and David J. Loury, Ph.D. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008).

10.75+
Severance benefit agreement dated November 5, 2008 by and between the Company and David J. Loury, Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008).

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

10.83**
Collaboration Agreement by and between Pharmacyclics, Inc. and Les Laboratoires Servier and Institut de Recherches Internationales Servier dated April 9, 2009 (filed with initial filing of Annual Report on Form 10-K for the year ended June 30, 2009).

10.84
Amendment No. 2 to Loan Agreement entered into between the Company and Robert W. Duggan and Blazon Corporation Profit Sharing Plan dated as of June 17, 2009 (filed with initial filing of Annual Report on Form 10-K for the year ended June 30, 2009).

23.1	Consent of Independent Registered Public Accounting Firm (filed with initial filing of Annual Report on Form 10-K for the year ended June 30, 2009).

24.1	Power of Attorney (filed with initial filing of Annual Report on Form 10-K for the year ended June 30, 2009).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Principal Financial Officer.

_______________

*	Confidential treatment has been granted as to certain portions of this agreement.
+	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested as to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2009.

PHARMACYCLICS, INC.

By:	/s/ Robert W. Duggan
	Name:	Robert W. Duggan
	Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of October 2009.

By:	/s/ Robert W. Duggan	October 27, 2009
Robert W. Duggan, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	*	October 27, 2009
Glenn C. Rice, Ph.D., President, Chief Operating Officer and Director

By:	/s/ Rainer M. Erdtmann	October 27, 2009
Rainer M. Erdtmann, Vice President, Finance and Administration and Secretary (Principal Financial and Accounting Officer)

By:	*	October 27, 2009
Jason T. Adelman, Director

By:	*	October 27, 2009
Cynthia C. Bamdad, Ph.D.

By:	*	October 27, 2009
David D. Smith, Ph.D.

By:	*	October 27, 2009
Minesh P. Mehta, M.D., Director

*By	/s/ Rainer M. Erdtmann
Rainer M. Erdtmann, Attorney-in-fact

Index to Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit of the same number to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

3.3	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Periodic Report on Form 8-K filed on August 9, 2006).

4.2	Specimen Certificate of the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96048).

4.3*
Stock Purchase Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated April 7, 2006 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.5
Form of Stock Purchase Agreement related to the February 19, 2009 sale of approximately 1.5 million shares of the Company’s common stock to certain foreign and U.S. individuals and entities of which some are shareholders of Pacific Biopharma Group, Ltd. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.6*
Patent License Agreement entered into between the Company and The University of Texas, Austin entered into on or about July 1, 1991 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96048).

10.7*
Patent License Agreement entered into between the Company and The University of Texas, Dallas dated as of July 1, 1992, as amended by the Patent License Agreement dated May 27, 1993 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96048).

10.8*
Patent License Agreement entered into between the Company and Stuart W. Young dated as of October 15, 1992 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96048).

10.9
Lease Agreement entered into between the Company and New England Mutual Life Insurance Company dated as of June 17, 1993, as amended on July 22, 1993, and as further amended on March 1, 1994 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96048).

10.13+	The Company’s 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Commission File No. 333-52881).

10.14+	The Company’s 1995 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8, Commission File No. 33-98514).

10.15+
The Company’s Employee Stock Purchase Plan as amended on October 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008).

10.16+
Employment Agreement entered into between the Company and Richard A. Miller, M.D. dated as of June 10, 1992 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, Commission File No. 33-96048).

10.22+
Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, Commission File No. 33- 98514).

10.23+	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, Commission File No. 333-52881).

10.25+	Form of Addendum to Stock Option Agreement (Special Tax Election) (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, Commission File No. 33-98514).

10.26+
Form of Addendum to Stock Option Agreement (Involuntary Termination following Change in Control) (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8, Commission File No. 33- 98514).

10.27+	Form of Notice of Grant of Automatic Stock Option (Initial Grant) (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8, Commission File No. 33-98514).

10.28+	Form of Notice of Grant of Automatic Stock Option (Annual Grant) (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8, Commission File No. 33-98514).

10.29+	Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8, Commission File No. 33-98514).

10.30+	Form of Employee Stock Purchase Plan Enrollment/Change Form (incorporated by reference to Exhibit 99.12 to the Company’s Registration Statement on Form S-8, Commission File No. 33-98514).

10.31+	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 99.13 to the Company’s Registration Statement on Form S-8, Commission File No. 33-98514).

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

10.56+
The Company’s 2004 Equity Incentive Award Plan (the “2004 Plan”) as amended on October 9, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008).

10.57+
Form of Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2004).

10.58+
Form of Non-employee Director Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2004).

10.59+
Form of Amendment to Form of Notice of Grant of Stock Option used under the Company’s 1995 Stock Option Plan (the “1995 Plan”) (incorporated by reference to Exhibit 10.5 to the quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.60+
Form of Non-Employee Directors Stock Option Election Option Agreement used under the Company’s 1995 Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

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

10.65
Fourth Amendment to New Lease dated August 14, 2006 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.67
Fifth Amendment to New Lease dated July 11, 2008 by and between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2008).

10.68*
Amendment No. 1 to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation dated May 12, 2008 (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

10.69+	Form of Severance Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended June 30,2008).

10.70+
Offer letter dated July 9, 2008 by and between the Company and James Lowder, M.D. (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

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

10.74+
Offer letter dated April 13, 2006 by and between the Company and David J. Loury, Ph.D. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008).

10.75+
Severance benefit agreement dated November 5, 2008 by and between the Company and David J. Loury, Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008).

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

10.83**
Collaboration Agreement by and between Pharmacyclics, Inc. and Les Laboratoires Servier and Institut de Recherches Internationales Servier dated April 9, 2009 (filed with initial filing of Annual Report on Form 10-K for the year ended June 30, 2009).

10.84
Amendment No. 2 to Loan Agreement entered into between the Company and Robert W. Duggan and Blazon Corporation Profit Sharing Plan dated as of June 17, 2009 (filed with initial filing of Annual Report on Form 10-K for the year ended June 30, 2009).

23.1	Consent of Independent Registered Public Accounting Firm (filed with initial filing of Annual Report on Form 10-K for the year ended June 30, 2009).

24.1	Power of Attorney (filed with initial filing of Annual Report on Form 10-K for the year ended June 30, 2009).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Principal Financial Officer.

_______________

*	Confidential treatment has been granted as to certain portions of this agreement.
+	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested as to certain portions of this agreement.