Form 10-Q
period 2009-09-30
PHARMACYCLICS INC
filed 2009-11-03
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number: 000-26658

Pharmacyclics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3148201 (IRS Employer Identification Number)

995 E. Arques Avenue
Sunnyvale, CA 94085-4521
(Address of principal executive offices including zip code)

(408) 774-0330
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T( 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer” and “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No  ☑

As of October 31, 2009, there were 50,072,449 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.
This quarterly report on Form 10-Q consists of 25 pages, of which this is page 1. The Exhibits Index page immediately follows page 25.

PHARMACYCLICS, INC.
Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

	September 30,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$21,730	$14,534
Marketable securities	12,144	1,792
Accounts receivable	3	632
Prepaid expenses and other current assets	832	583
Total current assets	34,709	17,541
Property and equipment, net	413	470
Other assets	290	290
	$35,412	$18,301

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,614	$1,167
Accrued liabilities	630	801
Note payable to related party	-	6,379
Deferred revenue - current portion	8,490	7,025
Total current liabilities	10,734	15,372

Deferred revenue - non-current portion	3,138	4,603
Deferred rent	62	67
Total liabilities	13,934	20,042

Stockholders' equity (deficit):
Preferred stock	-	-
Common stock	5	3
Additional paid-in capital	389,217	361,153
Accumulated other comprehensive income (loss)	(1)	1
Deficit accumulated during development stage	(367,743)	(362,898)
Total stockholders' equity (deficit)	21,478	(1,741)
	$35,412	$18,301

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

			Period From
			Inception
			(April 19, 1991)
	Three Months Ended		through
	September 30,		September 30,
	2009	2008	2009

Revenues:
License and milestone revenues	$-	$-	$7,855
Contract and grant revenues	-	-	6,154
Total revenues	-	-	14,009
Operating expenses:
Research and development*	3,288	3,203	329,164
General and administrative*	1,533	3,439	86,148
Purchased in-process research
and development	-	-	6,647
Total operating expenses	4,821	6,642	421,959
Loss from operations	(4,821)	(6,642)	(407,950)
Interest and other income (expense), net	(24)	100	40,207
Net loss	$(4,845)	$(6,542)	$(367,743)

Basic and diluted net loss per share	$(0.12)	$(0.25)
Shares used to compute basic and
diluted net loss per share	40,993	26,015

* includes non-cash share based compensation
of the following:
Research and development	$158	$179	$6,872
General and administrative	90	1,638	9,192

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

				Period From
				Inception
				(April 19, 1991)
	Three Months Ended			through
	September 30,			September 30,
	2009	2008		2009
Cash flows from operating activities:
Net loss	$(4,845)		$(6,542)	$(367,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63		90	15,347
Amortization of premium/discount on marketable securities, net	25		(23)	(1)
Amortization of debt discount	21		-	570
Gain on sale of marketable securities	-		-	50
Purchased in-process research and development	-		-	4,500
Share-based compensation expense	248		1,817	16,064
Common stock issued in exchange for services provided	-		-	15
Write-down of fixed assets	-		-	370
Changes in assets and liabilities:
Accounts receivable	629		-	(3)
Prepaid expenses and other assets	(249)		74	(1,122)
Accounts payable	447		(101)	1,614
Accrued liabilities	(171)		410	630
Deferred revenue	-		-	11,628
Deferred rent	(5)		(1)	62
Net cash used in operating activities	(3,837)		(4,276)	(318,019)

Cash flows from investing activities:
Purchase of property and equipment	(6)		(17)	(12,372)
Proceeds from sale of property and equipment	-		-	123
Purchases of marketable securities	(10,379)		(3,179)	(544,896)
Proceeds from maturities and sales of marketable securities	-		2,000	532,702
Net cash used in investing activities	(10,385)		(1,196)	(24,443)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	21,720		-	332,026
Exercise of stock options	12		-	6,447
Proceeds from related party notes payable	-		-	6,400
Proceeds from note payable	-		-	3,000
Issuance of convertible preferred stock, net of issuance costs	-		-	20,514
Payments under capital lease obligations	-		-	(3,881)
Repayment of notes payable	(314)		-	(314)
Net cash provided by financing activities	21,418		-	364,192

(Decrease)/Increase in cash and cash equivalents	7,196		(5,472)	21,730
Cash and cash equivalents at beginning of period	14,534		12,260	-
Cash and cash equivalents at end of period	$21,730		$6,788	$21,730

Supplemental disclosure of non-cash investing and financing activities:
Settlement of related party notes payable by issuance of common stock	$6,086	-		$6,086

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — The Company and Significant Accounting Policies

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

To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not anticipate the generation of any product commercial revenues until we receive the necessary regulatory and marketing approvals to launch one of our products.  We do anticipate generating collaboration revenue from out partnership with Servier.

We have incurred significant operating losses since our inception in 1991, and as of September 30, 2009, had an accumulated deficit of approximately $367.7 million.  The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals.  These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  Our achieving profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and market our products.

Basis of Presentation

The accompanying interim condensed financial statements have been prepared by Pharmacyclics, Inc. (the “company” or “Pharmacyclics”), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The balance sheet at June 30, 2009 is derived from the audited balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

The company has evaluated material subsequent events through November 3, 2009, the date these financial statements were issued.

Note 2 - Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 8,513,587 and 5,715,364 shares of common stock were outstanding at September 30, 2009 and 2008, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Note 3 - Share-Based Compensation

The company grants options to purchase its common stock pursuant to its 2004 Equity Incentive Award Plan. Options vest upon the passage of time or a combination of time and the achievement of certain performance obligations.  The Compensation Committee of the Board of Directors will determine if the performance conditions have been met.  Share-based compensation expense for the options with performance obligations has been recorded when the company believes that the vesting of these options is probable.

The components of share-based compensation recognized in the company’s statements of operations for the three months ended September 30, 2009 and 2008 and since inception are as follows:

			Period From
			Inception
			(April 19, 1991)
	Three Months Ended		through
	September 30,		September 30,
	2009	2008	2009
Research and development	$158,000	$179,000	$6,872,000
General and administrative	90,000	1,638,000	9,192,000
Total share-based compensation	$248,000	$1,817,000	$16,064,000

During the three months ended September 30, 2009, we reversed $126,000 of previously recognized expense as a result of a change in our assessment of probability associated with the likelihood of achieving performance measures associated with certain outstanding performance-based options during the quarter.

The following table summarizes the company’s stock option activity for the three months ended September 30, 2009:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance at June 30, 2009	7,054,899	$5.75
Options granted	91,975	1.53
Options exercised	(15,204)	0.79
Options forfeited	(16,083)	0.82
Balance at September 30, 2009	7,115,587	5.72

The table above does not include 1,398,000 performance options granted in fiscal 2009 for which the performance criteria had not been established as of September 30, 2009.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. There were no sales under the Purchase Plan in the three month periods ended September 30, 2009 and 2008 as there were no purchase dates during these periods.  Shares available for future purchase under the Purchase Plan are 478,572 at September 30, 2009.

Note 4 - Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains on marketable securities that are excluded from the results of operations. The company's comprehensive losses were as follows:

	Three Months Ended
	September 30,
	2009	2008

Net loss	$(4,845,000)	$(6,542,000)
Change in net unrealized gain (losses)
on available-for-sale securities	(2,000)	(18,000)

Comprehensive loss	$(4,847,000)	$(6,560,000)

Note 5 – Fair Value Measurements and Marketable Securities

Our marketable securities are held as “available-for-sale”.   We classify these investments as current assets and carry them at fair value.  Unrealized gains and losses on available-for-sale securities are included in accumulated other income (loss).  The amortized cost of debt securities is adjusted for the amortization of premiums and accretions of discounts to maturity.  Such amortization is included in interest income.  Gains and losses on securities sold are recorded based on the specific identification method and are included in interest expense and other income (expense), net in the statement of operations.

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

In September 2006, the FASB issued accounting guidance that defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The company adopted this accounting guidance on July 1, 2008.  In February 2008, the FASB issued a statement that delayed the effective date of new fair value measurement principles for non-financial assets and liabilities, that are not measured or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008. The company adopted this guidance on July 1, 2009.

The accounting guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, and minimize the use of unobservable inputs, when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The company’s short-term investments primarily utilize broker quotes in markets with infrequent transactions for valuation of these securities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of September 30, 2009.

	Estimated
	Fair Value as of	Basic of Fair Value Measurements
	September 30, 2009	Level 1	Level 2	Level 3

Money market funds	$20,204	$20,204	$-	$-
Corporate bonds	1,424	-	1,424	-
Government agency securities	12,233	-	12,233	-
Total cash equivalents and marketable securities	$33,861	$20,204	$13,657	$-

	Estimated
	Fair Value as of	Basic of Fair Value Measurements
	June 30, 2009	Level 1	Level 2	Level 3

Money market funds	$10,077	$10,077	$-	$-
Government agency securities	2,642	-	2,642	-
Total cash equivalents and marketable securities	$12,719	$10,077	$2,642	$-

The following is a summary of the company’s available-for-sale securities at September 30, 2009 and June 30, 2009:

				Estimated
		Unrealized	Unrealized	Fair
As of September 30, 2009	Cost Basis	Gain	Loss	Value

Money market funds	$20,204	$-	$-	$20,204
Corporate bonds	1,425	-	(1)	1,424
Government agency securities	12,233	-	-	12,233
	33,862	-	(1)	33,861
Less cash equivalents	(21,717)	-	-	(21,717)
Total marketable securities	$12,145	$-	$(1)	$12,144

				Estimated
		Unrealized	Unrealized	Fair
As of June 30, 2009	Cost Basis	Gain	Loss	Value

Money market funds	$10,077	$-	$-	$10,077
Government agency securities	2,641	1	-	2,642
	12,718	1	-	12,719
Less cash equivalents	(10,927)	-	-	(10,927)
Total marketable securities	$1,791	$1	$-	1,792

At September 20, 2009, the company's marketable securities had the following contractual maturities (in thousands):
	Amortized Cost	Estimated Fair Value
Less than one year	$12,145	$12,144

Note 6 – Servier Agreement

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

Pharmacyclics is due to receive from Servier an additional $4 million for research collaboration over a twenty-four month period, paid in equal increments every six months.  The initial payment of $1 million was received in October 2009. Servier is solely responsible for conducting and paying for all development activities outside the United States.  In addition, Pharmacyclics could also receive from Servier up to approximately $24.5 million upon the achievement of certain future milestones up to and including commercialization, as well as royalty payments.

Revenue associated with our Servier collaboration and related agreements is recognized upon achieving the four general criteria for revenue recognition (i.e., evidence of arrangement, delivery, fixed or determinable amount and collectability).  The company's collaboration agreement with Servier is accounted for in accordance with accounting rules governing  “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the company’s existing agreements is deferred by the company upon receipt and recognized on a straight-line basis over the period ending on the anticipated date of completion of the research activities associated with the Research Program, which management believes represents the conclusion of all significant obligations on the part of the company.  For the company’s current agreement, this period was determined to be two years for reasons described further below.

Under the terms of the agreement, four company representatives are required to participate on a Joint Research and Development Committee ("JRDC"). The JRDC’s only responsibilities are to:

•	Meet at least twice a year during the agreement term,
•	Oversee the Research Program, Research Plan (as defined) and Development Plan (as defined),
•	Oversee the registration and commercialization of licensed products, and
•	Maintain a list of Option Compounds (as defined) existing prior to and identified during the Research Term.

We believe that our involvement in the JRDC over the term required to complete the research activities associated with the Research Program (currently expected to be the two year Research Term defined in the agreements) associated with the collaboration represents a substantive performance obligation or "deliverable.”  However, following completion of such research activities, participation on the JRDC represents only a right and a governance role, rather than a substantive performance obligation.

Given that the deliverables under the collaboration do not meet criteria in the accounting rules for separation (e.g., no separately identifiable fair value), the arrangement is being treated as a single unit-of-accounting for purposes of revenue recognition. We recognize the combined unit of accounting over the estimated period required to complete the research activities under the collaboration (two years), which coincides with the delivery period for all substantive obligations or “deliverables” associated with the collaboration.

The collaboration and license agreement requires us to enter into an agreement to supply drug product for Servier’s use in clinical trials.  As the supply agreement is considered part of the arrangement and had not been completed and executed prior to September 30, 2009, we did not meet the “evidence of an arrangement” criterion required for revenue recognition and have therefore deferred recognition until such time as the supply agreement is executed.

Note 7 – Related Party Notes Payable

In December 2008, the company borrowed $5,000,000 and in March 2009, borrowed $1,400,000 from an affiliate of Robert W. Duggan, the company’s Chairman of the Board and CEO. Mr. Duggan is currently the beneficial owner of approximately 24.8% of the company’s outstanding common stock. Under the terms of the unsecured loans, the company is to repay the principal sum of $6,400,000 on the earlier of (i) July 1, 2010 or (ii) upon the closing of an equity offering or rights offering by the company. The loans bear interest as follows: (i) 1.36% from December 30, 2008 until March 31, 2009, (ii) the rate of interest in effect for such day as publicly announced from time to time by Citibank N.A. as its “prime rate” from April 1, 2009 until December 31, 2009 and (iii) the prime rate plus 2% from January 1, 2010 until the expiration of the loan.  Interest is to be paid annually.  In accordance with the terms of the loans, all principal and accrued interest were fully repaid in August 2009.

The principal amount of the loans have been discounted to fair value for balance sheet presentation such that the stated interest rate together with the accretion of the discount will reflect an estimate of the market interest rate during the term of the loan. As described in Note 5, the accounting guidance for fair value measurements establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring the fair value of assets and liabilities. Due to the lack of reliable and objective observable data available to estimate the fair value of the $5,000,000 loan, the value of the loan was determined using Level 3 inputs. These inputs included an estimate of the probable term of the loan. The loan matured at the earlier of an equity offering or a rights offering, meeting the criteria stated in the loan agreement, or eighteen months from its effective date. Due to already initiated corporate events and the current cash situation of the company, the probable term of the loan was estimated at 6.25 months.

With the term established, the company used various methods to estimate the fair market interest rate of the $5,000,000 loan. The first and primary approach was a market risk approach, beginning with the risk-free rate on the effective date of the loan increased by the calculated estimates of the cost of each of the different premiums a lender would require for the various risks taken. These premiums included the non-marketability risk of the note, the risk of default, the cost of arrangement and the opportunity costs. Using this methodology, the company estimated the fair market interest rate to be 23%. The reasonableness of this rate was then further supported by comparison to the outcome of the Black Scholes pricing model calculated using the following assumptions:

•	Strike price: $5,000,000
•	Expected term: 6.25 months
•	Risk free interest rate: 0.28%
•	Six month volatility: 139%

The calculation was performed using actual volatility for both the six-month and three-month periods prior to the loan effective date. The company’s fair market rate estimate was further supported by market data estimating the interest rate on high yield bonds that the company believes would be of comparable quality to the loan.  The total amortized discount related to the $5,000,000 loan was $484,000 at June 30, 2009.

As the terms of the $1,400,000 loan are the same as the $5,000,000 loan with the same expiration date, the company applied the same methodology to determine the fair value of this loan. Due to the lack of reliable and objective observable data available to estimate the fair value of the $1,400,000 loan, the value of the loan was determined using Level 3 inputs. These inputs included first an estimate of the probable term of the loan. The loan matured at the earlier of an equity offering or a rights offering, meeting the criteria stated in the loan agreement, or eighteen months from its effective date. Due to already initiated corporate events and the cash situation of the company, the probable term of the loan was estimated at 3.25 months.

With the term established, the company used various methods to estimate the fair market interest rate of the $1,400,000 loan. The first and primary approach was a market risk approach, beginning with the risk-free rate on the effective date of the loan increased by the calculated estimates of the cost of each of the different premiums a lender would require for the various risks taken. These premiums included the non-marketability risk of the note, the risk of default, the cost of arrangement and the opportunity costs. Using this methodology, the company estimated the fair market interest rate to be 23%. The reasonableness of this rate was then further supported by comparison to the outcome of the Black Scholes pricing model calculated using the following assumptions:

•	Strike price: $1,400,000
•	Expected term: 3.25 months
•	Risk free interest rate: 0.16%
•	Three month volatility: 115%

The calculation was performed using actual volatility for the three month period prior to the loan effective date. The company’s fair market rate estimate was further supported by market data estimating the interested rate on high yield bonds that the company believes would be of comparable quality to the loan.  The total amortized discount related to the $1,400,000 loan was $65,000 at June 30, 2009.

Total interest expense related to the loans was $43,000 in the quarter ended September 30, 2009. In accordance with the terms of the loans, both loans, plus accrued interest, were fully settled in August 2009 by the issuance of 4,754,870 shares of common stock in the company's Rights Offering.

Note 8 – Income Taxes

On January 1, 2007, we adopted accounting guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2009, the company recorded a $2.96 million reduction to deferred tax assets for unrecognized tax benefits, all of which were offset by a full valuation allowance.  We may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically, with no material impact to our financial results. In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense.  As of July 1, 2007 open tax years in major jurisdictions date back to 1991 due to the taxing authorities’ ability to adjust operating loss carry forwards.  The company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

Note 9 –  Rights offering

On July 17, 2009, the company commenced a rights offering to sell up to 18.8 million shares for gross proceeds of $24 million pursuant to which holders of the company’s common stock were entitled to purchase additional shares of the company’s common stock at a price of $1.28 per share (the “Rights Offering”). On July 29, 2009, the Rights Offering was amended to increase the maximum number of shares that could be sold from 18.8 million to 22.5 million for an aggregate amount of up to $28.8 million.

In the Rights Offering, stockholders of record as of July 15, 2009, were issued, at no charge, one subscription right for each share of common stock then outstanding.  Each right entitled the holder to purchase 0.6808 share of the company’s common stock for $1.28 per share.

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

As of the close of the Rights Offering on July 31, 2009, the Rights Offering was oversubscribed.  The proration of available over-subscription shares was made in accordance with the Offering Prospectus.  Approximately 22.5 million shares of the company’s common stock were purchased in the Rights Offering for net proceeds (after offering costs of $1.0 million and the partial settlement of loans from an affiliate of Robert W. Duggan, our Chairman of the Board and Chief Executive Officer, of approximately $6.1 million) of approximately $21.7 million.  Mr. Duggan participated in the Rights Offering for a total of approximately $6.1 million.

Note 10 – Related Party Transaction

As discussed in Note 7 – Related Party Notes Payable, as of June 30, 2009, the company had borrowed $6,400,000 from an affiliate of Robert W. Duggan, the company’s Chairman of the Board and Chief Executive Officer, in the form of an unsecured loan.  Mr. Duggan is the beneficial owner of approximately 24.8% of the company’s outstanding common stock.  The related party notes were partially settled by the issuance of 4,754,870 shares in the company’s Rights Offering.

Note 11 –  Subsequent Event

In October 2009, the company’s Board of Directors approved, subject to stockholder approval at the 2009 Annual Meeting, (i) an increase in the number of shares of common stock authorized for issuance under the company’s 2004 Equity Incentive Award Plan of 2,000,000 shares and (ii) to authorize the company’s Board of Directors, in the future, to revise the company’s Amended and Restated Certificate of Incorporation to permit the company to effect a reverse stock split of the company’s issued and outstanding shares of Common Stock, by a ratio of up to 1-for-3, without further approval or authorization of the company’s stockholders.

Note 12 – Recent Accounting Pronouncements

 In November 2007, the FASB reached a consensus which focuses on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. This accounting guidance is to be applied retrospectively for collaboration arrangements in fiscal years beginning after December 15, 2008.   The company adopted  this accounting guidance effective July 1, 2009.  The adoption of this accounting guidance did not have a material impact on the company’s results of operations or financial position.

In February 2008, the FASB issued guidance that provided a deferral for application of the new fair value measurement principles for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The company adopted this new guidance effective July 1, 2009.  The adoption of this guidance did not have a material impact on the company’s financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification).  The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification did not change GAAP and therefore did not have an affect on our financial position, results of operations or liquidity.

In October 2009, the FASB issued two updates relating to revenue recognition. The first update eliminates the requirement that all undelivered elements in an arrangement with multiple deliverables have objective and reliable evidence of fair value before revenue can be recognized for items that have been delivered. The update also no longer allows use of the residual method when allocating consideration to deliverables. Instead, arrangement consideration is to be allocated to deliverables using the relative selling price method, applying a selling price hierarchy. Vendor specific objective evidence (VSOE) of selling price should be used if it exists. Otherwise, third party evidence (TPE) of selling price should be used. If neither VSOE nor TPE is available, the company’s best estimate of selling price should be used. The second update eliminates tangible products from the scope of software revenue recognition guidance when the tangible products contain software components and non-software components that function together to deliver the tangible products’ essential functionality. Both updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010, with prospective application for new or materially modified arrangements or retrospective application permitted. Early adoption is permitted. The same transition method and period of adoption must be used for both updates. The company is in the process of analyzing the impact of these updates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 22, 2009.

 The following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events, such as our future clinical and product development, financial performance and regulatory review of our product candidates. Our actual results could differ materially from any future performance suggested in this report as a result of various factors, including those discussed  elsewhere in this report, in the company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and in our other Securities and Exchange Commission reports and filings. All forward-looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases.  Our purpose is to create a profitable company by generating income from products we develop, license and commercialize, either with one or several potential collaborators/partners or alone as may best forward the economic interest of our stakeholders.  We endeavor to create novel, patentable, differentiated products that have the potential to significantly improve the standard of care for patients in the markets we serve.  Presently, we have four product candidates in clinical development and two product candidates in pre-clinical development.  It is our business strategy to establish collaborations with large pharmaceutical and biotechnology companies for the purpose of generating present and future income in exchange for adding to their product pipelines.  In addition, we strive to generate collaborations that allow us to retain valuable territorial rights and simultaneously fast forward the clinical development and commercialization of our products.

It is our intention to identify product candidates based on exceptional scientific and development expertise, bring these products to a clinical proof of concept in a rapid, cost-effective manner, and then seek development and/or commercialization partners. We are committed to high standards of ethics, scientific rigor, and operational efficiency as we move each of these programs to viable commercialization.

To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not anticipate the generation of any product commercial revenues until we receive the necessary regulatory and marketing approvals to launch one of our products.

We have incurred significant operating losses since our inception in 1991, and as of September 30, 2009 have an accumulated deficit of approximately $367.7 million.  The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability, to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and market our products.

PCI-24781 is an orally-bioavailable histone deacetylase (HDAC) inhibitor that is currently in multiple clinical trials, including a Phase I trial in patients with advanced solid tumors and a Phase I/II trial in patients with recurrent lymphomas, with a planned Phase I/II trial in sarcoma (in combination with doxorubicin) scheduled to commence before the end of calendar year 2009.  PCI-24781 targets histone deacetylase (HDAC) enzymes and inhibits their function.  We have shown that PCI-24781 works by multiple mechanisms including re-expression of tumor suppressors, inhibition of cell cycle and increase in reactive oxygen species, which contribute to tumor cell cytotoxicity.  Previous clinical trials have demonstrated that PCI-24781 has favorable pharmacokinetic properties when dosed orally, and inhibits the target enzymes at current clinical doses.  Up to date information about the lymphoma clinical trial, including clinical response data, will be reported at the 51st American Society of Hematology ("ASH") annual meeting in December.  PCI-24781 has demonstrated a very good safety profile in over 70 patients treated so far, with the main dose-limiting toxicity observed being reversible thrombocytopenia, which we believe is related to the pharmacologic mechanism of action. The duration and severity of the thrombocytopenia has been mitigated using novel dose scheduling strategies that we have developed and tested in the clinic.

In preclinical models, we have identified synergy of PCI-24781 with several approved cancer therapeutics, and some of these combinations may be tested in the clinic, including the combination of PCI-24781 with Doxorubicin in our upcoming sarcoma trial due to begin before the end of calendar year 2009.  This trial will also test the novel biomarker RAD51 that we have developed in collaboration with scientists at Stanford University, which may be useful as predictive biomarker in clinical testing by improving patient selection.  We are also continuing the development of our first-in-class HDAC8 selective inhibitor for the potential treatment of cancer and inflammatory diseases by optimizing the pharmacokinetics, metabolic stability and in-vivo efficacy of the lead compounds.

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

PCI-27483 is a small molecule inhibitor of Factor VIIa.  This drug selectively inhibits Factor VIIa when it is complexed with a protein called tissue factor (TF).  In cancer, the Factor VIIa:TF complex is found in abundance in pancreatic, gastric, colon and other tumors, and triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. The Factor VIIa:TF complex is thought to be the cause of the increased propensity of cancer patients to develop thromboses.  Laboratory studies and animal models indicate that inhibitors of Factor VIIa block the growth of tumors that express TF.

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

PCI-32765 is an orally active small molecule inhibitor of Bruton’s tyrosine kinase (Btk) that is being developed by Pharmacyclics for the treatment of patients with B-cell lymphoma. Btk plays a prominent role in B-cell lymphocyte maturation by mediating B-cell receptor (BCR) signal transduction. In the human genetic immunodeficiency disease X-linked agammaglobulinemia, mutation of the gene that encodes the Btk protein results in reduced BCR signaling and a failure to generate mature B-cells. Recent studies indicate that some large B-cell lymphomas have activation of the kinases downstream of the BCR and that inhibition of this signaling can induce apoptosis. BCR signaling is also thought to promote malignant cell expansion and survival in chronic lymphocytic leukemia. In preclinical models, inhibition of Btk by PCI-32765 led to apoptosis in multiple malignant B-cell lines, and inhibited B-cell lymphoma progression in vivo.

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

A multicenter U.S. Phase I trial in B-cell lymphoma is currently enrolling patients. We have developed a proprietary molecular probe that we are using as a biomarker to optimize our treatment regimen in our Phase I trial. The Phase I trial is designed to determine the safety, tolerability and to evaluate effects on pharmacodynamic assays and tumor response.  Up to date clinical information about this trial, including clinical response data, will be reported at the 51st ASH annual meeting in December.

MGd, is a radiation and chemotherapy sensitizing agent with a novel mechanism of action.  MGd is designed to accumulate selectively in cancer cells. Once inside cancer cells, MGd in combination with radiation induces apoptosis (programmed cell death) by disrupting redox-dependent pathways. MGd is also detectable by magnetic resonance imaging (MRI) and may allow for more precise tumor detection.  The National Cancer Institute (NCI) is currently sponsoring two Phase II trials which have and continue to provide valuable developmental insights and directions.  One Phase II trial is a multi-center study in newly diagnosed GBM in combination with radiation therapy and temozolomide which completed the planned enrollment of 113 patients in July 2009.  Previous studies in malignant gliomas have shown that the combination of MGd and temozolomide has no additional overlapping toxicities when used in combination.  The second Phase II trial is a multi-center study evaluating MGd in combination with radiation in children with pontine (“brain stem”) gliomas. This 60 patient study completed enrollment in January 2009 with patients currently being followed per the clinical trial protocol.

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

Results of Operations

Research and Development

	Three Months Ended
	September 30,		Percent
	2009	2008	Change

Research and development expenses	$3,288,000	$3,203,000	3%

The increase of 3% or $85,000 in research and development expenses for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to an increase of $307,000 in outside clinical trial costs associated with our HDAC and Btk programs partially offset by a $123,000 decrease in outside pre-clinical costs associated with our HDAC, Factor VIIa and Btk programs.

Research and development costs are identified as either directly attributed to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist of personnel costs directly associated with a program, preclinical study costs, clinical trial costs, and related clinical drug and device development and manufacturing costs, drug formulation costs, contract services and other research expenditures. Indirect costs consist of personnel costs not directly associated with a program, overhead and facility costs and other support service expenses. The following table summarizes our principal product development initiatives, including the related stages of development for each product, the direct costs attributable to each product and total indirect costs for each respective period. The information in the column labeled “Estimated Completion of Phase” is only our estimate of the timing of completion of the current in-process development phase. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Prior to fiscal 1999, we did not track our research and development expenses by specific program and for this reason we cannot accurately estimate our total historical costs on a specific program basis. Direct costs by program and indirect costs are as follows:

			Related R&D Expenses
			Three Months Ended
			September 30,
		Phase of
Program	Description	Development	2009	2008

HDAC Inhibitors	Cancer	Phase I/II	$632,000	$231,000

Factor VIIa	Cancer	Phase I/II	526,000	510,000

Btk Inhibitors	Cancer	Phase I	1,004,000	886,000

MGd	Cancer	Phase II	32,000	344,000

	Total direct costs		2,194,000	1,971,000
	Indirect costs		1,094,000	1,232,000
	Total research and development expenses		$3,288,000	$3,203,000

General and Administrative

	Three Months Ended
	September 30,		Percent
	2009	2008	Change

General and adiministrative expenses	$1,533,000	$3,439,000	-55%

The decrease of 55% or $1,906,000 in general and administrative expenses for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to severance expenses, including stock compensation expense of $1,394,000 and $536,000 of cash-based severance expenses, associated with separation agreements entered into with the company’s CEO and CFO in September 2008, partially offset by an increase of $160,000 in legal and consulting expenses.

Interest and Other, Net

	Three Months Ended
	September 30,		Percent
	2009	2008	Change

Interest income	$19,000	$100,000	-81%
Interest expense	$(43,000)	$-	-
Interest and other income (expense), net	$(24,000)	$100,000	-124%

The decrease of 124% or $ 124,000 in interest and other income (expense), net for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to lower interest earned on the company’s investments due to lower interest rates and $43,000 of interest expense associated with $6,400,000 in related party loans which were outstanding for part of the first quarter of fiscal 2010.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and also proceeds from collaborative research and development agreements, as well as interest income.

As of September 30, 2009, we had approximately $33,874,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $3,837,000 during the three months ended September 30, 2009, resulted primarily from our net loss, net of depreciation and amortization, share-based compensation expense, a decrease in accounts receivable and an increase in accrued liabilities.  Net cash used in operating activities of $4,276,000 during the three months ended September 30, 2008, resulted primarily from our net loss, net of depreciation and amortization, share-based compensation expense and an increase in accrued liabilities.

Net cash used in investing activities of $10,385,000 in the three months ended September 30, 2009 consisted primarily purchases of marketable securities.  Net cash used in investing activities of $1,196,000 in the three months ended September 30, 2008 consisted primarily of the purchase of marketable securities, partially offset by maturities and sales of marketable securities.

Net cash provided by financing activities of $ 21,418,000 for the three months ended September 30, 2009 was primarily due to $27,800,000 in net proceeds from the sale of approximately 22.5 million shares of common stock in a Rights Offering completed in July 2009, partially offset by the repayment of $6,400,000 in loans.

In April 2009, we signed a collaboration and license agreement with Servier.  In May 2009, we received an upfront payment from Servier of $11,000,000 less applicable withholding taxes of $550,000, for a net payment of $10,450,000.

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

In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation (now Celera Corporation) business.  Future milestone payments under the agreement, as amended, could total as much as $98 million, although we currently cannot predict if or when any of the milestones will be achieved.  In addition, Celera will also be entitled to royalty payments based on annual sales of drugs commercialized from these programs.

Based upon the current status of our product development plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, due to our extensive drug programs we will need to raise substantial additional capital to fund our operations in the future. We are seeking partnership collaborations to help fund the development of our product candidates.  We also expect to raise additional funds through the public or private sale of securities, bank debt or otherwise.  If we are unable to secure additional funds, whether through partnership collaborations or sale of our securities, we will have to delay, reduce the scope of or discontinue one or more of our product development programs.  Our actual capital requirements will depend on many factors, including the following:

•	our ability to establish and the scope of any new collaborations;

•	the progress and success of clinical trials of our product candidates; and

•	the costs and timing of obtaining regulatory approvals.

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

Revenue Recognition

We recognize revenue in when the following criteria are met:  persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.  Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front collaboration payments, periodic milestone payments and payments for research activities. Collaboration arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value and whether there is verifiable objective and reliable evidence of the fair value of the undelivered items.  The consideration we receive is combined and recognized as a single unit of accounting when criteria for separation are not met.

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

Share-Based Compensation

We adopted accounting guidance for share-based payments, effective beginning July 1, 2005 using the modified prospective application transition method. The modified prospective application transition method requires that companies recognize compensation expense on new share-based payment awards and existing share-based payment awards that are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost of the portion of awards of which the requisite service has not been rendered that are outstanding as of the July 1, 2005 has been expensed as the requisite service was rendered.

Options vest upon the passage of time or a combination of time and the achievement of certain performance obligations.  The Compensation Committee of the Board of Directors will determine if the performance conditions have been met.  Share-based compensation expense for the options with performance obligations is recorded when the company believes that the vesting of these options is probable.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. Expected volatility is based on historical volatility data of the company’s stock.  The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding.  The expected term is calculated for and applied to one group of stock options as the company does not expect substantially different exercise or post-vesting termination behavior among its employee population.  The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the company’s options.

Item 4T. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the first fiscal quarter of 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance and Administration. Based upon that evaluation, our Chief Executive Officer and our Vice President, Finance and Administration have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Vice President, Finance and Administration, as appropriate to allow timely decisions regarding required disclosure.

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

Not Applicable.

Item 3.              Defaults Upon Senior Securities

Not Applicable.

Item 4.               Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.              Other Information

On October 28, 2009, Pharmacyclics, Inc. (the "Company") entered into an Agreement and Release with Glenn Rice (the "Separation Agreement") pursuant to which Dr. Rice's employment with the Company shall end by mutual agreement effective February 11, 2010.  Pursuant to the Separation Agreement, Dr. Rice will continue to receive his annual base salary until December 1, 2009. Between December 1, 2009 and February 11, 2010, Dr. Rice will receive a pro-rated portion of his annual base salary based on hours of all work performed during that time period.  In addition, pursuant to the Separation Agreement options to purchase an aggregate of 200,000 shares of common stock of the Company held by Dr. Rice were accelerated and became exercisable and options to purchase an aggregate of 800,000 shares of common stock of the Company held by Dr. Rice were terminated. Dr. Rice has provided the Company with a general release from any and all claims related to his employment. The Separation Agreement also includes confidentiality and non-disparagement provisions.

In addition, effective October 28, 2009, the Board amended Article III, Section 1 of the Company's Bylaws, effective upon the 2010 annual meeting of stockholders, to increase the authorized number of directors of the Company from six (6) to seven (7).

Item 6.              Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of VP Finance & Administration.
32.1	Section 1350 Certifications of CEO and VP Finance & Administration.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: November 3, 2009	By:	/s/ Robert W. Duggan
Robert W. Duggan
Chairman of the Board and Chief Executive Officer

Dated: November 3, 2009	By:	/s/ Rainer M. Erdtmann
Rainer M. Erdtmann
Vice President, Finance & Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1	Section 1350 Certifications of CEO and CFO.