Form 10-Q
period 2009-12-31
PHARMACYCLICS INC
filed 2010-02-16
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 000-26658

Pharmacyclics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3148201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

995 E. Arques Avenue, Sunnyvale, CA	94085-4521
(Address of principal executive offices)	(Zip Code)

(408) 774-0330
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of February 11, 2010, there were 50,409,167 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

This quarterly report on Form 10-Q consists of 28 pages, of which this is page 1. The Exhibits Index page immediately follows page 28.

PHARMACYCLICS, INC.
Form 10-Q

PART  I  -  FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

	December 31,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,767	$14,534
Marketable securities	24,353	1,792
Accounts receivable	575	632
Prepaid expenses and other current assets	1,695	583
Total current assets	32,390	17,541
Property and equipment, net	376	470
Other assets	319	290
	$33,085	$18,301

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,891	$1,167
Accrued liabilities	729	801
Notes payable to related party	-	6,379
Deferred revenue - current portion	6,600	7,025
Total current liabilities	9,220	15,372

Deferred revenue - non-current portion	1,899	4,603
Deferred rent	58	67
Total liabilities	11,177	20,042

Stockholders' equity (deficit):
Preferred stock	-	-
Common stock	5	3
Additional paid-in capital	389,882	361,153
Accumulated other comprehensive income (loss)	(18)	1
Deficit accumulated during development stage	(367,961)	(362,898)
Total stockholders' equity (deficit)	21,908	(1,741)
	$33,085	$18,301

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

					Period From
					Inception
					(April 19, 1991)
	Three Months Ended		Six Months Ended		through
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009

Revenues:
License, collaboration and milestone revenues	$4,702	$-	$4,702	$-	$12,557
Contract and grant revenues	-	-	-	-	6,154
Total revenues	4,702	-	4,702	-	18,711
Operating expenses:
Research and development*	3,723	2,986	7,011	6,189	332,887
General and administrative*	1,765	1,874	3,298	5,313	87,913
Purchased in-process research
and development	-	-	-	-	6,647
Total operating expenses	5,488	4,860	10,309	11,502	427,447
Loss from operations	(786)	(4,860)	(5,607)	(11,502)	(408,736)
Interest and other income (expense), net	18	26	(6)	126	40,775
Loss before benefit from income taxes	(768)	(4,834)	(5,613)	(11,376)	(367,961)
Benefit from income taxes	550	-	550	-	-
Net loss	$(218)	$(4,834)	$(5,063)	$(11,376)	$(367,961)

Basic and diluted net loss per share	$(0.00)	$(0.19)	$(0.11)	$(0.44)
Shares used to compute basic and
diluted net loss per share	50,076	26,034	45,535	26,025

* includes non-cash share based compensation
of the following:
Research and development	$216	$173	$374	$352	$7,088
General and administrative	356	461	446	2,099	9,548

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

			Period From
			Inception
			(April 19, 1991)
	Six Months Ended		through
	December 31,		December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(5,063)	$(11,376)	$(367,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119	166	15,403
Amortization of premium/discount on marketable securities, net	127	(33)	101
Amortization of debt discount	21	-	570
Gain on sale of marketable securities	-	(1)	50
Purchased in-process research and development	-	-	4,500
Share-based compensation expense	820	2,451	16,636
Common stock issued in exchange for services provided	-	-	15
Write-down of fixed assets	-	-	370
Changes in assets and liabilities:
Accounts receivable	57	(107)	(1,125)
Prepaid expenses and other assets	(1,141)	(18)	(1,464)
Accounts payable	724	(222)	1,891
Accrued liabilities	(72)	273	729
Deferred revenue	(3,129)	-	8,499
Deferred rent	(9)	(2)	58
Net cash used in operating activities	(7,546)	(8,869)	(321,728)

Cash flows from investing activities:
Purchase of property and equipment	(25)	(15)	(12,391)
Proceeds from sale of property and equipment	-	-	123
Purchases of marketable securities	(25,157)	(3,179)	(559,674)
Proceeds from maturities and sales of marketable securities	2,450	7,698	535,152
Net cash (used in) provided by investing activities	(22,732)	4,504	(36,790)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	21,744	20	332,050
Exercise of stock options	81	2	6,516
Proceeds from related party notes payable	-	5,000	6,400
Proceeds from note payable	-	-	3,000
Issuance of convertible preferred stock, net of issuance costs	-	-	20,514
Payments under capital lease obligations	-	-	(3,881)
Repayment of notes payable	(314)	-	(314)
Net cash provided by financing activities	21,511	5,022	364,285

(Decrease)/Increase in cash and cash equivalents	(8,767)	657	5,767
Cash and cash equivalents at beginning of period	14,534	12,260	-
Cash and cash equivalents at end of period	5,767	12,917	5,767
Supplemental disclosures of non-cash
investing and financing activities:
Settlement of related party notes
payable by issuance of common stock	$6,086	$-	$6,086

PHARMACYCLICS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company and Significant Accounting Policies

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

We have incurred significant operating losses since our inception in 1991, and as of December 31, 2009, had an accumulated deficit of approximately $368.0 million.  The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals.  These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  Our achieving profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and market our products.

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

The company has evaluated material subsequent events through February 12, 2010, the date these financial statements were issued.

Note 2 – Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 7,604,263 and 5,866,066 shares of common stock were outstanding as of December 31, 2009 and 2008, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Note 3 – Share-Based Compensation

The company grants options to purchase its common stock pursuant to its 2004 Equity Incentive Award Plan. Options vest upon the passage of time or a combination of time and the achievement of certain performance obligations.  The Compensation Committee of the Board of Directors determines if the performance conditions have been met.  Share-based compensation expense for the options with performance obligations is recorded when the company believes that the vesting of these options is probable.

The components of share-based compensation recognized in the company’s statements of operations for the three and six months ended December 31, 2009 and 2008 and since inception are as follows:

					Period From
					Inception
					(April 19, 1991)
	Three Months Ended		Six Months Ended		through
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009
Research and development	$216,000	$173,000	374,000	$352,000	$7,088,000
General and administrative	356,000	461,000	446,000	2,099,000	9,548,000
Total share-based compensation	$572,000	$634,000	820,000	$2,451,000	$16,636,000

The following table summarizes the company’s stock option activity for the six months ended December 31, 2009:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance at June 30, 2009	7,054,899	$5.75
Options granted	297,522	1.97
Options exercised	(84,076)	0.97
Options forfeited	(513,261)	4.82
Balance at December 31, 2009	6,755,084	5.72

The table above does not include 855,750 performance options granted in fiscal 2009 for which the performance criteria had not been established as of December 31, 2009.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in the six months period ended December 31, 2009 and 2008 were 17,867 and 18,207 shares of common stock at a price of $1.40 and $1.08, respectively. Shares available for future purchase under the Purchase Plan are 460,705 at December 31, 2009.

Note 4 – Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains on marketable securities that are excluded from the results of operations. The company's comprehensive losses were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net loss	$(218,000)	$(4,834,000)	$(5,063,000)	$(11,376,000)
Change in net unrealized gain (losses)
on available-for-sale securities	(17,000)	8,000	(19,000)	(10,000)

Comprehensive loss	$(235,000)	$(4,826,000)	$(5,082,000)	$(11,386,000)

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

Management assesses whether declines in the fair value of marketable securities are other than temporary.  If the decline is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in the statement of operations.  In determining whether a decline is other than temporary, management considers various factors including the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in fair value.

In September 2006, the FASB issued accounting guidance that defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The company adopted this accounting guidance on July 1, 2008.  In February 2008, the FASB issued a statement that delayed the effective date of new fair value principles for non-financial assets and liabilities, that are not measured or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008. The company adopted this guidance on July 1, 2009.

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

The company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of December 31, 2009.

	Estimated
	Fair Value as of	Basis of Fair Value Measurements
	December 31, 2009	Level 1	Level 2	Level 3

Money market funds	$4,929	$4,929	$-	$-
Corporate bonds	4,581	-	4,581	-
Government agency securities	20,278	-	20,278	-
Total cash equivalents and marketable securities	$29,788	$4,929	$24,859	$-

	Estimated
	Fair Value as of	Basis of Fair Value Measurements
	June 30, 2009	Level 1	Level 2	Level 3

Money market funds	$10,077	$10,077	$-	$-
Government agency securities	2,642	-	2,642	-
Total cash equivalents and marketable securities	$12,719	$10,077	$2,642	$-

The following is a summary of the company’s available-for-sale securities as of December 31, 2009 and June 30, 2009:

				Estimated
		Unrealized	Unrealized	Fair
As of December 31, 2009	Cost Basis	Gain	Loss	Value

Money market funds	$4,929	$-	$-	$4,929
Corporate bonds	4,584	1	(4)	4,581
Government agency securities	20,293	3	(18)	20,278
	29,806	4	(22)	29,788
Less cash equivalents	(5,435)	-	-	(5,435)
Total marketable securities	$24,371	$4	$(22)	$24,353

				Estimated
		Unrealized	Unrealized	Fair
As of June 30, 2009	Cost Basis	Gain	Loss	Value

Money market funds	$10,077	$-	$-	$10,077
Government agency securities	2,641	1	-	2,642
	12,718	1	-	12,719
Less cash equivalents	(10,927)	-	-	(10,927)
Total marketable securities	$1,791	$1	$-	1,792

As of December 31, 2009, the company’s marketable securities had the following contractual maturities (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Less than one year	$21,357	$21,345
Between one and two years	3,014	3,008
	$24,371	$24,353

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

Pharmacyclics is due to receive from Servier a total of $4.0 million for research collaboration over a twenty-four month period beginning April 2009, paid in equal increments every six months.  The initial payment of $1.0 million was received in October 2009. Servier is solely responsible for conducting and paying for all development activities outside the United States.  In addition, Pharmacyclics could also receive from Servier up to approximately $24.5 million upon the achievement of certain future milestones up to and including commercialization, as well as royalty payments.

Revenue associated with our Servier collaboration and related agreements is recognized upon achieving the four general criteria for revenue recognition (i.e., evidence of arrangement, delivery, fixed or determinable amount and collectability).  The company's collaboration agreement with Servier is accounted for in accordance with accounting rules governing “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the company’s existing agreements is deferred by the company upon receipt and recognized on a pro rata basis over the period ending on the anticipated date of completion of the research activities associated with the Research Program, which management believes represents the conclusion of all significant obligations on the part of the company.  For the company’s current agreement, this period was determined to be two years for reasons described further below.

Under the terms of the agreement, four company representatives are required to participate on a Joint Research and Development Committee ("JRDC"). The JRDC’s only responsibilities are to:

- Meet at least twice a year during the agreement term,
- Oversee the Research Program, Research Plan (as defined) and Development Plan (as defined),
- Oversee the registration and commercialization of licensed products, and
- Maintain a list of Option Compounds (as defined) existing prior to and identified during the Research Term.

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

The collaboration and license agreement required us to enter into an agreement to supply drug product for Servier’s use in clinical trials.  During the quarter ending December 31, 2009, the supply agreement, which is considered part of the arrangement, was completed and executed.  Prior to the execution of the supply agreement, we did not meet the “evidence of an arrangement” criterion required for revenue recognition and therefore had deferred revenue recognition until the execution of the supply agreement. Accordingly upon the completion of the drug supply agreement with Servier in the second quarter ended December 31, 2009, the company began recognizing revenue from its collaboration and license agreement with Servier which was entered into in April 2009.  Total revenue recognized in the quarter was $4.7 million. Of the $4.7 million in revenue, $2.7 million represents the pro rata portion of revenue attributable to the period from April 2009 (i.e., the signing of the collaboration agreement) to September 30, 2009, had the supply agreement been completed in April 2009.

Note 7 – Related Party Notes Payable

In December 2008, the company borrowed $5,000,000 and in March 2009, borrowed $1,400,000 from an affiliate of Robert W. Duggan, the company’s Chairman of the Board and CEO. Under the terms of the unsecured loans, the company was to repay the principal sum of $6,400,000 on the earlier of (i) July 1, 2010 or (ii) upon the closing of an equity offering or rights offering by the company. The loans bore interest as follows: (i) 1.36% from December 30, 2008 until March 31, 2009, (ii) the rate of interest in effect for such day as publicly announced from time to time by Citibank N.A. as its “prime rate” from April 1, 2009 until December 31, 2009 and (iii) the prime rate plus 2% from January 1, 2010 until the expiration of the loan.  Interest was to be paid annually.  In accordance with the terms of the loans, all principal and accrued interest were fully repaid in August 2009.

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

Note 8 – Income Taxes

In the year ended June 30, 2009, the company recorded a $550,000 income tax provision as result of a withholding taxes paid on the $11.0 million upfront licensing payment received from Servier.  In the quarter ended December 31, 2009, the company recorded a $550,000 income tax receivable related to a tax credit resulting from a December 2009 tax treaty revision enacted between France and the United States that eliminates withholding taxes related to licensing agreements and provides that prior withholding taxes may be reclaimed.

Note 9 – Rights Offering

On July 17, 2009, the company commenced a rights offering to sell up to 18.8 million shares for gross proceeds of $24.0 million pursuant to which holders of the company’s common stock were entitled to purchase additional shares of the company’s common stock at a price of $1.28 per share (the “Rights Offering”). On July 29, 2009, the Rights Offering was amended to increase the maximum number of shares that could be sold from 18.8 million to 22.5 million for an aggregate amount of up to $28.8 million.

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

Note 11 – Recent Accounting Pronouncements

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

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K initially filed with the Securities and Exchange Commission on September 22, 2009.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. Our purpose is to create a profitable company by generating income from products we develop, license and commercialize, either with one or several potential collaborators/partners or alone as may best forward the economic interest of our stakeholders.  We endeavor to create novel, patentable, differentiated products that have the potential to significantly improve the standard of care for patients in the markets we serve.  Presently, we have four product candidates in clinical development and two series of product candidates in pre-clinical development.  It is our business strategy to establish collaborations with large pharmaceutical and biotechnology companies for the purpose of generating present and future income in exchange for adding to their product pipelines.  In addition, we strive to generate collaborations that allow us to retain valuable territorial rights and simultaneously fast forward the clinical development and commercialization of our products.

It is our intention to identify product candidates based on exceptional scientific and development expertise, bring these products to a clinical proof of concept in a rapid, cost-effective manner, and then seek development and/or commercialization partners. We are committed to high standards of ethics, scientific rigor, and operational efficiency as we move our individual programs to viable commercialization.

To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not anticipate the generation of any commercial product revenues until we receive the necessary regulatory and marketing approvals to launch one of our products.

We have incurred significant operating losses since our inception in 1991, and as of December 31, 2009 have an accumulated deficit of approximately $368.0 million.  The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving sustained profitability depends upon our ability to successfully complete the development of our products, to obtain required regulatory approvals and to successfully manufacture and market our products.

PHARMACYCLICS Development Portfolio:

Bruton's Tyrosine Kinase (Btk) Inhibitor, PCI-32765, the company’s Btk Inhibitor is an orally active small molecule inhibitor of Bruton’s tyrosine kinase (Btk) that is being developed by Pharmacyclics for the treatment of patients with B-cell lymphoma or leukemia. Btk plays a prominent role in B-cell lymphocyte maturation by mediating B-cell receptor (BCR) signal transduction. In the human genetic immunodeficiency disease X-linked agammaglobulinemia, mutation of the gene that encodes the Btk protein results in reduced BCR signaling and a failure to generate mature B-cells. Recent studies indicate that some large B-cell lymphomas have kinases that are activated and lie downstream of the BCR and that inhibition of this signaling by Btk can induce apoptosis in these cells. BCR signaling is also thought to promote malignant cell expansion and survival in chronic lymphocytic leukemia. In preclinical models, inhibition of Btk by PCI-32765 led to apoptosis in multiple malignant B-cell lines, and inhibited B-cell lymphoma progression in vivo.

A multicenter U.S. Phase I trial in B-cell lymphoma is currently enrolling patients. This Phase I trial is designed to determine the safety and tolerability of our Btk Inhibitor PCI-32765, and to evaluate effects on pharmacodynamic assays and tumor response. The company has most recently published interim clinical results of the first two dosing cohorts of this Phase I trial at the American Society of Hematology (ASH) on December 7, 2009. In these cohorts, 16 heavily pretreated and progressing lymphoma patients with a variety of B-cell malignancies were evaluated. The ASH poster presentation reported that of the 16 patients evaluable for response 5 had confirmed partial responses (a 50% decrease in the aggregate sum of the diameters of up to 6 largest dominant masses; no increase in size of other nodes per the Revised Response Criteria for Malignant Lymphoma Bruce D. Cheson J Clin Oncol 25:579-586). The partial responses were 2 patient with mantle cell lymphoma, 2 patient with chronic lymphocytic leukemia and 1 patients with follicular lymphoma. In addition 3 patients had stable disease and 8 patients had progressive disease.

The first dose cohort consisted of 7 patients treated with our Btk Inhibitor PCI-32765. This cohort generated 2 partial responses (1 patient with mantle cell lymphoma and 1 patient with follicular lymphoma) and 1 stable disease. The second dose cohort consisted of 9 patients generating 3 partial responses (1 patient with mantle cell lymphoma and 2 patients with chronic lymphocytic leukemia (CLL/SLL)) and 2 patients with stable disease. The overall response rate (ORR), considering only partial and complete responses, was 31% for the first two dose cohorts.

Concurrent with the ASH poster presentation the company announced in a press release the results of interim evaluations performed up to December 5, 2009 on 3 CLL/SLL patients in the third dose cohort.  All three patients were determined to have a partial tumor response based on the interim analysis.  The partial response rate at that point in CLL/SLL patients was 5 out of 6.

The company anticipates enrolling 5 ascending-dose cohorts in the current Phase I study with PCI-32765. As per protocol, dose escalation will continue up to three levels above full Btk active-site occupancy, which occurred in dose cohort 2.

The company has submitted interim results of the trial in an abstract to be presented at the upcoming American Society for Clinical Oncology (ASCO) Meeting on June 2-6, 2010 in Chicago, IL. For a study to be eligible for acceptance into the ASCO Annual Meeting, the contents and conclusions of the abstract must not be presented to the public before the Annual Meeting and must be held confidential until publicly released in conjunction with the ASCO Annual Meeting. Adhering to this policy precludes the company from providing further updates on its Btk Program until the abstract will be accepted for presentation and has been made public by ASCO. At that time the company is planning to give a full update on the trial results.

Research is continuing to expand clinical indications for our Btk Inhibitor PCI-32765 beyond hematologic tumors and to support our ongoing clinical trials in lymphoma and CLL. PCI-32765 is a potent inhibitor of mast cell (and basophil) degranulation. Largely based on the work of Dr. Gerard Evan and others at UCSF, mast cells have emerged as an important component of the proinflammatory microenvironment crucial for the physical expansion and maintenance of tumor growth (Nature Medicine 13 (10), p. 1211-18). Dr. Evan's lab tested our Btk Inhibitor PCI-32765 in his mouse pancreatic model. In the model, PCI-32765 completely blocked mast cell degranulation which led to tumor regression and vascular collapse. This work will be presented at the 2010 American Association for Cancer Research (AACR) Annual Meeting as an oral presentation in Washington DC, April 17-21, 2010. With respect to research in lymphoma the NCI has made valuable discoveries indicating that many types of lymphoma are driven by chronic active BCR signaling, a process dependent upon Btk activity. These findings, which included experiments with PCI-32765, were most recently published in Nature Davis et al. (2010) Vol. 463, p88-94.  Please find a link to his article on our website in the Investor Relations Section http://ir.pharmacyclics.com/presentations.cfm.

Pharmacyclics is focusing on the preclinical optimization of a series of Btk inhibitors for autoimmune diseases. We are anticipating to have the in-life phase of IND-enabling preclinical safety studies completed this year and are planning to file an IND in the first half of 2011. This program is currently being pursued with priority by our pre-clinical team.

Histone deacetylase (HDAC) Inhibitor, PCI-24781, is the company’s orally-bioavailable histone deacetylase inhibitor that is currently in multiple clinical trials, including a Phase I trial in patients with advanced solid tumors, a Phase I/II trial in patients with recurrent lymphomas and a Phase I/II trial in sarcoma (in combination with doxorubicin).  Our HDAC Inhibitor PCI-24781 targets histone deacetylase (HDAC) enzymes and inhibits their function.  We have shown that PCI-24781 works by multiple mechanisms including re-expression of tumor suppressors, disruption of DNA repair, inhibition of cell cycle and increase in reactive oxygen species, which contribute to tumor cell cytotoxicity.  Previous clinical trials have demonstrated that our HDAC Inhibitor PCI-24781 has favorable pharmacokinetic properties when dosed orally, and inhibits the target enzmyes at physiological doses.  Clinical response or control of tumor growth has been recorded in the three single agent clinical trials to date.

Most recently the company announced at the American Society for Hematology in December of 2009 its Phase I trial results of our HDAC Inhibitor PCI 24781 tested in heavily pretreated relapsed / refractory lymphoma patients. In a review of the clinical data at the end of the Phase I dose-escalation portion of the current lymphoma trial, we have found that PCI-24781 produced encouraging efficacy results with minimal toxicity when administered as a single agent. Among 16 lymphoma patients evaluated for disease control after the completion of at least 2 treatment cycles, we observed 1 Complete Response (follicular lymphoma), 4 Partial Responses (2 follicular lymphoma, 1 diffuse large B-cell lymphoma, 1 mantle cell lymphoma) and 6 patients with Stable Disease.  Of the 4 follicular lymphoma patients evaluated in this trial, 3 had objective response and one manifested stable disease.

Our HDAC Inhibitor PCI-24781 has demonstrated a good safety profile in over 80 patients treated so far, with the main dose-limiting toxicity observed being a rapidly reversible thrombocytopenia, which we believe is related to the pharmacologic mechanism of action. The duration and severity of the thrombocytopenia is being successfully managed using novel dose scheduling strategies that we have developed and tested in the clinic.

In preclinical models, we have identified synergy of the Pharmacyclics HDAC inhibitor PCI-24781 with several approved cancer therapeutics, and some of these combinations are being or will be tested in the clinic, including the use of PCI 24781 together with doxorubicin in sarcoma patients.  This last trial is co-sponsored by prominent investigators at Massachusetts General Hospital and Dana-Farber / Harvard Cancer Center. During this trial we will also test the novel biomarker RAD51 that we have developed in collaboration with scientists at Stanford University, which may be useful as predictive biomarker in clinical testing by improving patient selection.

In April 2009, the company entered into a collaboration agreement with Servier pursuant to which Pharmacyclics granted to Servier an exclusive license for its Pan-HDAC inhibitors, including PCI-24781, for territories throughout the world excluding the United States. Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the Pan-HDAC inhibitor product worldwide except for the United States and will pay a royalty to Pharmacyclics on sales outside of the United States. Pharmacyclics will continue to own all rights to develop and commercialize within the United States.  Servier is committing significant resources to the clinical development of Pharmacyclics HDAC Inhibitor PCI-24781. Most recently we signed a supply agreement to provide Servier with 10 kg of PCI 24781, sufficient to supply drugs for a multitude of Phase I and Phase II trials.

Histone deacetylase 8 (HDAC 8) Inhibitor, PCI-34051, is at the preclinical lead optimization stage. PCI-34051 is the current lead molecule. The company plans to conclude its lead optimization work by the end of calendar year 2010. Most recently a presentation for this molecule was accepted by the American Association for Cancer Research and the company will present a poster on April 17-21, 2010 at the AACR annual meeting in Washington DC.

Factor VIIa Inhibitor, PCI-27483, is a potent and highly selective small molecule inhibitor of coagulation Factor VIIa.  This drug selectively inhibits Factor VIIa, the active form of Factor VII that results from contact with the cell surface membrane protein known as tissue factor (TF).  In cancer, the Factor VIIa:TF complex is found in abundance in pancreatic, gastric, colon and other tumors, and triggers a host of physiologic processes that facilitate tumor angiogenesis, growth and invasion. The Factor VIIa:TF complex is thought to be the cause of the increased propensity of cancer patients to develop thromboses. Laboratory studies and animal models indicate that inhibitors of Factor VIIa block the growth of tumors that express TF.

We have completed our initial Phase I testing of Factor VIIa Inhibitor PCI-27483 in healthy volunteers. The primary objective of the ascending dose Phase I study was to assess the pharmacodynamic and pharmacokinetic profiles of Factor VIIa Inhibitor PCI-27483 following a single, subcutaneous injection.  In addition, the safety and tolerability of our Factor VIIa Inhibitor was evaluated. The drug was well tolerated and no adverse event was observed at any dose level.  The International Normalized Ratio (INR) of prothrombin time, a simple laboratory test for coagulation, was used to measure pharmacodynamic effect at dose levels of 0.05, 0.20, 0.80 and 2.0 mg/kg.  A mean peak INR of 2.7 was achieved without adverse effects at the highest dose level administered. The target INR range for oral anti-coagulants i.e. Coumadin, is between 2 and 3. The half-life of PCI-27483 was 10 to 12 hours, which compares favorably to the single-dose half-life of the low molecular weight heparin Lovenox (4.5 hours) and Fragmin (3 to 5 hours).

A multicenter Phase I/II study has begun in the fourth quarter of calendar 2009. This study is enrolling patients with locally advanced and metastatic pancreatic cancer that are either receiving or planned to receive gemcitabine therapy.  The objectives are to; a) assess the safety of Pharmacyclics Factor VIIa Inhibitor PCI-27483 at pharmacologically active dose levels; b) to assess potential survival benefit and c) obtain initial information of the effects on the incidence of thromboembolic events.

Motexafin Gadolinium (MGd), PCI-0120, is a radiation and chemotherapy sensitizing agent with a novel mechanism of action.  MGd is designed to accumulate selectively in cancer cells. Once inside cancer cells, MGd in combination with radiation induces apoptosis (programmed cell death) by disrupting redox-dependent pathways. MGd is also detectable by magnetic resonance imaging (MRI) and may allow for more precise tumor detection.  The National Cancer Institute (NCI) is currently sponsoring two Phase II trials which have and continue to provide valuable developmental insights and directions.  One Phase II trial is a multi-center study in newly diagnosed patients with glioblastoma multiform.  In this study, which completed enrollment in July 2009, MGd is being administered in combination with radiation therapy and temozolomide.  Previous studies in malignant gliomas have shown that the combination of MGd and temozolomide has no additional overlapping toxicities when used in combination.  The second Phase II trial is a multi-center study evaluating MGd in combination with radiation in children with pontine (“brain stem”) gliomas. This 60 patient study completed enrollment in January 2009 with patients currently being followed per the clinical protocol.

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

Results of Operations

Revenues

	Three Months Ended			Six Months Ended
	December 31,		Percent	December 31,		Percent
	2009	2008	Change	2009	2008	Change

License, collaboration and milestone revenues	$4,702,000	$-	N/A	$4,702,000	$-	N/A

The company recorded $4,702,000 in revenue in the three and six month periods ended December 31, 2009 associated with its collaboration and license agreement with Servier which was entered into in April 2009.  Given that the deliverables under the collaboration agreement with Servier do not meet criteria in the accounting rules for separation (e.g., no separately identifiable fair value), the arrangement is being treated as a single unit-of-accounting for purposes of revenue recognition.  We recognize the combined unit of accounting over the estimated period required to complete the research activities (two years), which coincides with the delivery period for all substantive obligations or “deliverables” associated with this agreement.

The collaboration and license agreement required us to enter into an agreement to supply drug product for Servier’s use in clinical trials.  As the supply agreement is considered part of the arrangement we deferred recognition of all revenue under the Servier collaboration agreement until the supply agreement was completed and executed.  We completed the drug supply agreement with Servier in the second quarter ended December 31, 2009 and therefore began recognizing revenue from the Servier collaboration agreement in the quarter ended December 31, 2009.  Total revenue recognized in the quarter was $4.7 million.  Of the $4.7 million in revenue, $2.7 million represents the pro rata portion of revenue attributable to the period from April 2009 (i.e., the signing of the collaboration agreement) to September 30, 2009, had the supply agreement been completed in April 2009.

Of the total research and development collaboration revenues, $3,918,000 represents the amortization of the $11,000,000 upfront payment from Servier received in April 2010.  The remaining revenue of $784,000 represent the amortization of payments of $2,200,000 from Servier associated with a research payment, sales of products to Servier and reimbursements of patent expenses received since establishing the collaboration.

Research and Development

	Three Months Ended			Six Months Ended
	December 31,		Percent	December 31,		Percent
	2009	2008	Change	2009	2008	Change

Research and development expenses	$3,723,000	$2,986,000	25%	$7,011,000	$6,189,000	13%

The increase of 25% or $737,000 in research and development expenses for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, was primarily due to increases of $125,000 in personnel costs, $224,000 in drug manufacturing costs associated with our Btk and Factor VIIa programs, $95,000 in outside services, $93,000 in preclinical work and $74,000 clinical trial costs.

The increase of 13% or $822,000 in research and development expenses for the six months ended December 31, 2009, as compared to the six months ended December 31, 2008, was primarily due to increases of $381,000 in outside clinical trial costs, $330,000 in drug manufacturing costs associated with our Btk and Factor VIIa programs, and $149,000 in outside contracts and research.

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

Prior to fiscal 1999, we did not track our research and development expenses by specific program and for this reason we cannot accurately estimate our total historical costs on a specific program basis. Direct costs by program and indirect costs are as follows:

			Related R&D Expenses		Related R&D Expenses
			Three Months Ended		Six Months Ended
			December 31,		December 31,
		Phase of
Program	Description	Development	2009	2008	2009	2008

Btk Inhibitors	Cancer	Phase I	$1,308,000	$659,000	$2,312,000	$1,545,000

HDAC Inhibitors	Cancer	Phase I/II	638,000	515,000	1,270,000	1,025,000

Factor VIIa Inhibitor	Cancer	Phase I/II	569,000	322,000	1,095,000	666,000

MGd	Cancer	Phase II	49,000	449,000	81,000	680,000

	Total direct costs		2,564,000	1,945,000	4,758,000	3,916,000
	Indirect costs		1,159,000	1,041,000	2,253,000	2,273,000

	Total research and development expenses		$3,723,000	$2,986,000	$7,011,000	$6,189,000

General and Administrative

	Three Months Ended			Six Months Ended
	December 31,		Percent	December 31,		Percent
	2009	2008	Change	2009	2008	Change
General and adiministrative expenses	$1,765,000	$1,874,000	-6%	$3,298,000	$5,313,000	-38%

The decrease of 6% or $109,000 in general and administrative expenses for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 was primarily due to a decrease of $105,000 in share-based compensation expense.

The decrease of 38% or $2,015,000 in general and administrative expenses for the six months ended December 31, 2009, as compared to the six months ended December 31, 2008, was primarily due to share-based compensation expense of $1,795,000 and $740,000 of severance expenses associated with separation agreements entered into with the company's former CEO and CFO in September 2008, partially offset by an increase of $121,000 in outside services.

Interest and Other, Income (Expense), Net

	Three Months Ended			Six Months Ended
	December 31,		Percent	December 31,		Percent
	2009	2008	Change	2009	2008	Change

Interest income	$18,000	$25,000	-28%	$37,000	$125,000	-70%
Interest expense	-	$-	N/A	(43,000)	-	NA
Gain/Loss on sale in investments	-	1,000	-100%	-	1,000	-100%
Interest and other income (expense), net	$18,000	$26,000	-31%	$(6,000)	$126,000	-105%

The decreases of 31% or $8,000 in interest and other income (expense), net for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, and 105% or $132,000 for the six months ended December 31, 2009, as compared to the six months ended December 31, 2008, were primarily due to lower interest earned on the company’s investments due to lower interest rates and $43,000 of interest expense associated with $6,400,000 in related party loans which were outstanding for part of the first quarter of fiscal 2010.

Income Taxes:

In the year ended June 30, 2009, the company recorded a $550,000 income tax provision as result of a withholding taxes paid on the $11.0 million upfront licensing payment received from Servier.  In the quarter ended December 31, 2009, the company recorded a $550,000 income tax receivable related to a tax credit resulting from to a December 2009 tax treaty revision enacted between France and the United States that eliminates withholding taxes related to licensing agreements and provides that prior withholding taxes may be reclaimed.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and also proceeds from collaborative research and development agreements, as well as interest income.

As of December 31, 2009, we had approximately $30,120,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $7,546,000 during the six months ended December 31, 2009 resulted primarily from our net loss, a decrease in deferred revenue, and an increase in prepaid and other assets, partially offset by share-based compensation expense.  Net cash used in operating activities of $8,869,000 during the six months ended December 31, 2008 resulted primarily from our net loss net of share-based compensation expense.

Net cash used in investing activities of $22,732,000 in the six months ended December 31, 2009 consisted primarily of purchases of marketable securities, partially offset by maturities of marketable securities. Net cash provided by investing activities of $4,504,000 in the six months ended December 31, 2008 consisted primarily of proceeds from maturities and sales of marketable securities, partially offset by purchases of marketable securities.

Net cash provided by financing activities of $21,511,000 for the six months ended December 31, 2009 was primarily due to $21,720,000 in net proceeds from the sale of approximately 22.5 million shares of common stock in a Rights Offering completed in August 2009. Net cash provided by financing activities of $5,022,000 in the six months ended December 31, 2008 was primarily due to proceeds from a $5,000,000 loan.

In April 2009, we signed a collaboration and license agreement with Servier.  In May 2009, we received an upfront payment from Servier of $11,000,000 less applicable withholding taxes of $550,000, for a net payment of $10,450,000. The withholding tax paid to the French Government will be reclaimed due to a recent revision in the Double Tax Treaty between the US and France, see Note 8.

In February 2009, we sold approximately 1.5 million shares of unregistered common stock at $0.93 per share for net proceeds of approximately $1.4 million.

In December 2008, we borrowed $5,000,000 from an affiliate of Robert W. Duggan.  In March 2009, the loan amount was increased to $6,400,000.  In August 2009, pursuant to the terms of the loans, the company repaid the $6,400,000 loans outstanding at June 30, 2009 through the issuance of shares in the Rights Offering.

In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation (now Celera Corporation) business.  Future milestone payments we could be required to make under the agreement, as amended, could total as much as $98 million, although we currently cannot predict if or when any of the milestones will be achieved.  In addition, Celera will also be entitled to royalty payments based on annual sales of drugs commercialized from these programs.

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

Revenue Recognition

We recognize revenue when the following criteria are met:  persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.  Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front collaboration payments, periodic milestone payments and payments for research activities. Collaboration arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value and whether there is verifiable objective and reliable evidence of the fair value of the undelivered items.  The consideration we receive is combined and recognized as a single unit of accounting when criteria for separation are not met.

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

Options vest upon the passage of time or a combination of time and the achievement of certain performance obligations.  The Compensation Committee of the Board of Directors determines if the performance conditions have been met.  Share-based compensation expense for the options with performance obligations is recorded when the company believes that the vesting of these options is probable.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the second fiscal quarter of 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On December 17, 2009, at the company’s 2009 Annual Meeting of Stockholders, the following matters were submitted to and voted on by stockholders and were adopted:

A.	The election by the stockholders of Cynthia C. Bamdad, Ph.D.; Robert W. Duggan; Richard van den Broek; Minesh P. Mehta, M.D.; Glenn C. Rice, Ph.D.; Jason Adelman and David D. Smith, Ph.D.

	Total Vote for Each Director	Total Withheld
Cynthia C. Bamdad, Ph.D.	36,296,810	5,442,283
Robert W. Duggan	41,151,277	587,816
Richard van den Broek	41,429,763	309,330
Minesh P. Mehta, M.D.	39,423,947	2,315,146
Glenn C. Rice, Ph.D.	41,075,261	663,832
Jason Adelman	39,417,227	2,321,866
David D. Smith, Ph.D.	41,132,204	606,889

B.
The amendment of the company’s 2004 Equity Incentive Award Plan (the “2004 Plan”) in order to increase the total number of shares of Common Stock authorized for issuance over the term of the 2004 Plan by an additional 2,000,000 shares.

The results of the vote are as follows:

For	Against	Abstain
20,361,436	8,161,233	218,595

C.
The authorization of the company’s Board of Directors (the “Board”), at its discretion, to amend the company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the company’s issued and outstanding shares of Common Stock, by a ratio of up to 1-for-3, without further approval or authorization of the company’s stockholders

The results of the vote are as follows:

For	Against	Abstain
39,369,695	2,262,017	107,380

D.	The ratification of the appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the fiscal year ending June 30, 2010.

The results of the vote are as follows:

For	Against	Abstain
41,612,662	45,499	80,932

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

10.1	Drug Supply Agreement with Les Laboratoires Servier.
10.2	Agreement and Release with Glenn Rice.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: February 12, 2010	By:	/s/ ROBERT W. DUGGAN

Robert W. Duggan

Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: February 12, 2010	By:	/s/ RAINER ERDTMANN

Rainer M. Erdtmann

Vice President, Finance & Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description

10.1	Drug Supply Agreement with Les Laboratoires Servier.
10.2	Agreement and Release with Glenn Rice.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.