Form 10-Q
period 2010-03-31
PHARMACYCLICS INC
filed 2010-05-07
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010, there were 51,052,304 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

This quarterly report on Form 10-Q consists of 27 pages, of which this is page 2. The Exhibits Index page immediately follows page 27.

PHARMACYCLICS, INC.
Form 10-Q

PART I  -  FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

	March 31,	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,155	$14,534
Marketable securities	22,236	1,792
Accounts receivable	589	632
Prepaid expenses and other current assets	1,610	583
Total current assets	29,590	17,541
Property and equipment, net	462	470
Other assets	318	290
	$30,370	$18,301

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,903	$1,167
Accrued liabilities	659	801
Notes payable to related party	-	6,379
Deferred revenue - current portion	7,106	7,025
Total current liabilities	9,668	15,372

Deferred revenue - non-current portion	292	4,603
Deferred rent	54	67
Total liabilities	10,014	20,042

Stockholders' equity (deficit):
Preferred stock	-	-
Common stock	5	3
Additional paid-in capital	391,440	361,153
Accumulated other comprehensive income (loss)	(5)	1
Deficit accumulated during development stage	(371,084)	(362,898)
Total stockholders' equity (deficit)	20,356	(1,741)
	$30,370	$18,301

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

					Period From
					Inception
					(April 19, 1991)
	Three Months Ended		Nine Months Ended		through
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010

Revenues:
License, collaboration and milestone revenues	$2,112	$-	$6,814	$-	$14,669
Contract and grant revenues	-	-	-	-	6,154
Total revenues	2,112	-	6,814	-	20,823
Operating expenses:
Research and development*	3,679	4,626	10,690	10,815	336,566
General and administrative*	1,577	1,789	4,875	7,102	89,490
Purchased in-process research and development	-	-	-	-	6,647
Total operating expenses	5,256	6,415	15,565	17,917	432,703
Loss from operations	(3,144)	(6,415)	(8,751)	(17,917)	(411,880)
Interest and other income (expense), net	21	(250)	15	(124)	40,796
Loss before benefit from income taxes	(3,123)	(6,665)	(8,736)	(18,041)	(371,084)
Benefit from income taxes	-	-	550	-	-
Net loss	$(3,123)	$(6,665)	$(8,186)	$(18,041)	$(371,084)

Basic and diluted net loss per share	$(0.06)	$(0.25)	$(0.17)	$(0.69)

Shares used to compute basic and diluted net loss per share	(50,536)	26,696	47,202	26,248

* includes non-cash share based compensation of the following:
Research and development	$224	$200	$598	$552	$7,312
General and administrative	254	270	700	2,369	9,802

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

			Period From
			Inception
			(April 19, 1991)
	Nine Months Ended		through
	March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(8,186)	$(18,041)	$(371,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175	232	15,459
Amortization of premium/discount on marketable securities, net	966	(33)	940
Amortization of debt discount	21	250	570
Gain on sale of marketable securities	-	(1)	50
Purchased in-process research and development	-	-	4,500
Share-based compensation expense	1,298	2,921	17,114
Common stock issued in exchange for services provided	-	-	15
Write-down (gain from sale) of fixed assets	-	(11)	370
Changes in assets and liabilities:
Accounts receivable	43	(3)	(589)
Prepaid expenses and other assets	(1,055)	4	(1,928)
Accounts payable	736	1,756	1,903
Accrued liabilities	(142)	(150)	659
Deferred revenue	(4,230)	-	7,398
Deferred rent	(13)	(3)	54
Net cash used in operating activities	(10,387)	(13,079)	(324,569)

Cash flows from investing activities:
Purchase of property and equipment	(167)	(19)	(12,533)
Proceeds from sale of property and equipment	-	11	123
Purchases of marketable securities	(29,411)	(3,179)	(563,928)
Proceeds from maturities and sales of marketable securities	7,995	7,698	540,697
Net cash (used in) provided by investing activities	(21,583)	4,511	(35,641)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	21,744	1,371	332,050
Exercise of stock options	1,161	2	7,596
Proceeds from related party notes payable	-	6,400	6,400
Proceeds from note payable	-	-	3,000
Issuance of convertible preferred stock, net of issuance costs	-	-	20,514
Payments under capital lease obligations	-	-	(3,881)
Repayment of notes payable	(314)	-	(314)
Net cash provided by financing activities	22,591	7,773	365,365

(Decrease)/Increase in cash and cash equivalents	(9,379)	(795)	5,155
Cash and cash equivalents at beginning of period	14,534	12,260	-
Cash and cash equivalents at end of period	5,155	11,465	5,155
Supplemental disclosures of non-cash investing and financing activities:
Settlement of related party notes payable by issuance of common stock	$6,086	$-	$6,086

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 – The Company and Significant Accounting Policies

Description of the Company

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases.

Our mission and goal are worth repeating: to build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs. To identify promising product candidates based on exceptional scientific development expertise, develop our products in a rapid, cost-efficient manner and pursue commercialization and/or development partners when and where appropriate. We exist to make a difference for the better and these are important times to do just that.

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

We have incurred significant operating losses since our inception in 1991, and as of March 31, 2010, had an accumulated deficit of approximately $371.1 million.  The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals.  These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  Our achieving profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and market our products.

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

Note 2 – Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 7,044,416 and 8,427,130 shares of common stock were outstanding as of March 31, 2010 and 2009, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

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

The components of share-based compensation recognized in the company’s statements of operations for the three and nine months ended March 31, 2010 and 2009 and since inception are as follows:

					Period From
					Inception
					(April 19, 1991)
	Three Months Ended		Nine Months Ended		through
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010
Research and development	$224,000	$200,000	598,000	$552,000	$7,312,000
General and administrative	254,000	270,000	700,000	2,369,000	9,802,000
Total share-based compensation	$478,000	$470,000	1,298,000	$2,921,000	$17,114,000

The following table summarizes the company’s stock option activity for the nine months ended March 31, 2010:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Balance at June 30, 2009	7,054,899	$5.75
Options granted	560,858	3.14
Options exercised	(776,758)	1.49
Options forfeited	(650,333)	8.27
Balance at March 31, 2010	6,188,666	5.79

The table above does not include 855,750 performance options granted in fiscal 2009 for which the performance criteria had not been established as of March 31, 2010.

Employee Stock Purchase Plan. The company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the company’s common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in the nine months period ended March 31, 2010 and 2009 were 17,867 and 18,207 shares of common stock at a price of $1.40 and $1.08, respectively. Shares available for future purchase under the Purchase Plan are 460,705 at March 31, 2010.

Note 4 – Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains (losses) on marketable securities that are excluded from the results of operations. The company’s comprehensive losses were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net loss	$(3,123,000)	$(6,665,000)	$(8,186,000)	$(18,041,000)
Change in net unrealized gain (losses) on available-for-sale securities	13,000	-	(6,000)	(10,000)

Comprehensive loss	$(3,110,000)	$(6,665,000)	$(8,192,000)	$(18,051,000)

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

The company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of March 31, 2010.

	Estimated
	Fair Value as of	Basis of Fair Value Measurements
	March 31, 2010	Level 1	Level 2	Level 3

Money market funds	$5,034	$5,034	$-	$-
Corporate bonds	4,920	-	4,920	-
Government agency securities	17,316	-	17,316	-
Total cash equivalents and marketable securities	$27,270	$5,034	$22,236	$-

	Estimated
	Fair Value as of	Basis of Fair Value Measurements
	June 30, 2009	Level 1	Level 2	Level 3

Money market funds	$10,077	$10,077	$-	$-
Government agency securities	2,642	-	2,642	-
Total cash equivalents and marketable securities	$12,719	$10,077	$2,642	$-

The following is a summary of the company’s available-for-sale securities as of March 31, 2010 and June 30, 2009:

				Estimated
		Unrealized	Unrealized	Fair
As of March 31, 2010	Cost Basis	Gain	Loss	Value

Money market funds	$5,034	$-	$-	$5,034
Corporate bonds	4,925	-	(5)	4,920
Government agency securities	17,316	4	(4)	17,316
	27,275	4	(9)	27,270
Less cash equivalents	(5,034)	-	-	(5,034)
Total marketable securities	$22,241	$4	$(9)	$22,236

				Estimated
		Unrealized	Unrealized	Fair
As of June 30, 2009	Cost Basis	Gain	Loss	Value

Money market funds	$10,077	$-	$-	$10,077
Government agency securities	2,641	1	-	2,642
	12,718	1	-	12,719
Less cash equivalents	(10,927)	-	-	(10,927)
Total marketable securities	$1,791	$1	$-	1,792

As of March 31, 2010, the company’s marketable securities had the following contractual maturities (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Less than one year	$21,139	$21,134
Between one and two years	1,102	1,102
	$22,241	$22,236

Note 6 – Servier Agreement

Collaboration and License Agreement with Les Laboratoires Servier.   In April 2009, we entered into a collaboration and license agreement with Les Laboratoires Servier (“Servier”) to research, develop and commercialize PCI-24781, an orally active, novel, small molecule inhibitor of Pan HDAC enzymes.  Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the Pan HDAC inhibitor product worldwide except for the United States and will pay a royalty to Pharmacyclics on sales outside of the United States. Pharmacyclics will continue to own all rights within the United States. In May 2009, Pharmacyclics received an upfront payment of $11.0 million from Servier, less applicable withholding taxes of $0.55 million, for a net receipt of $10.45 million.

Pharmacyclics is due to receive from Servier a total of $4.0 million for research collaboration over a twenty-four month period beginning April 2009, paid in equal increments every six months.  Two payments of $1.0 million each were received in October 2009 and May 2010. Servier is solely responsible for conducting and paying for all development activities outside the United States.  In addition, Pharmacyclics could also receive from Servier up to approximately $24.5 million upon the achievement of certain future milestones up to and including commercialization, as well as royalty payments.

Revenue associated with our Servier collaboration and related agreements is recognized upon achieving the four general criteria for revenue recognition (i.e., evidence of arrangement, delivery, fixed or determinable amount and collectability).  The company’s collaboration agreement with Servier is accounted for in accordance with accounting rules governing “Revenue Arrangements with Multiple Deliverables.” The non-refundable portion of upfront payments received under the company’s existing agreements is deferred by the company upon receipt and recognized on a pro rata basis over the period ending on the anticipated date of completion of the research activities associated with the Research Program, which management believes represents the conclusion of all significant obligations on the part of the company.  For the company’s current agreement, this period was determined to be two years for reasons described further below.

Under the terms of the agreement, four company representatives are required to participate on a Joint Research and Development Committee (“JRDC”). The JRDC’s only responsibilities are to:

•	Meet at least twice a year during the agreement term,
•	Oversee the Research Program, Research Plan (as defined) and Development Plan (as defined),
•	Oversee the registration and commercialization of licensed products, and
•	Maintain a list of Option Compounds (as defined) existing prior to and identified during the Research Term.

We believe that our involvement in the JRDC over the term required to complete the research activities associated with the Research Program (currently expected to be the two year Research Term defined in the agreements) associated with the collaboration represents a substantive performance obligation or “deliverable.”  However, following completion of such research activities, participation on the JRDC represents only a right and a governance role, rather than a substantive performance obligation.

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

The collaboration and license agreement required us to enter into an agreement to supply drug product for Servier’s use in clinical trials.  During the quarter ending December 31, 2009, the supply agreement, which is considered part of the arrangement, was completed and executed.  Prior to the execution of the supply agreement, we did not meet the “evidence of an arrangement” criterion required for revenue recognition and therefore had deferred revenue recognition until the execution of the supply agreement. Accordingly upon the completion of the drug supply agreement with Servier in the second quarter ended December 31, 2009, the company began recognizing revenue from its collaboration and license agreement with Servier which was entered into in April 2009.  Total revenue recognized for the three months ended March 31, 2010 was $2.1 million. Total revenue recognized for the nine months ended March 31, 2010 was $6.8 million, of which $1.2 million represents the pro-rata portion of revenue attributable to the period from April 2009 (i.e., the signing of the collaboration agreement) to June 30, 2009, had the supply agreement been completed in April 2009.

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

As the terms of the $1,400,000 loan were the same as the $5,000,000 loan with the same expiration date, the company applied the same methodology to determine the fair value of this loan. Due to the lack of reliable and objective observable data available to estimate the fair value of the $1,400,000 loan, the value of the loan was determined using Level 3 inputs. These inputs included first an estimate of the probable term of the loan. The loan matured at the earlier of an equity offering or a rights offering, meeting the criteria stated in the loan agreement, or eighteen months from its effective date. Due to already initiated corporate events and the cash situation of the company, the probable term of the loan was estimated at 3.25 months.

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

Total interest expense related to the loans was $43,000 in the quarter ended September 30, 2009. In accordance with the terms of the loans, both loans, plus accrued interest, were fully settled in August 2009 by the issuance of 4,754,870 shares of common stock in the company’s Rights Offering.

Note 8 – Income Taxes

In the year ended June 30, 2009, the company recorded a $550,000 income tax provision as result of withholding taxes paid on the $11.0 million upfront licensing payment received from Servier.  In the quarter ended December 31, 2009, the company recorded a $550,000 income tax receivable related to a tax credit resulting from a December 2009 tax treaty revision enacted between France and the United States that eliminates withholding taxes related to licensing agreements and provides that prior withholding taxes may be reclaimed.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  We are still assessing the impact of this guidance and do not believe the adoption of this guidance will have a material impact on our financial statements.

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

Our mission and goal are worth repeating: to build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs. To identify promising product candidates based on exceptional scientific development expertise, develop our products in a rapid, cost-efficient manner and pursue commercialization and/or development partners when and where appropriate. We exist to make a difference for the better and these are important times to do just that.

Presently, we have four product candidates in clinical development and two pre-clinical lead molecules.  To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products.  We do not anticipate the generation of any product commercial revenues until we receive the necessary regulatory and marketing approvals to launch one of our products.

We have incurred significant operating losses since our inception in 1991, and as of March 31, 2010, had an accumulated deficit of approximately $371.1 million.  The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals.  These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  Our achieving profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and market our products.

PHARMACYCLICS Development Portfolio:

Program	Preclinical	Phase I	Phase II	Phase III

BTK Inhibitors
PCI-32765 NHL/CLL
PCI-45292 Autoimmune diseases

HDAC Inhibitors
PCI-24781 Lymphoma
PCI-24781 Sarcoma
HDAC-8

Factor VIIa Inhibitor
PCI-27483 Pancreatic Cancer

Motexafin Gadolinium (MGd)
Glioblastoma
Pontine Glioma

Bruton’s Tyrosine Kinase (Btk) Inhibitor for oncology, PCI-32765, the company’s Btk Inhibitor is an orally active small molecule inhibitor of Bruton’s tyrosine kinase (Btk) that is being developed by Pharmacyclics for the treatment of patients with B-cell lymphoma or leukemia (B-cells are white blood cells and are an important part of our immune system, B-cell lymphoma and leukemia are types of blood cancers).  Btk plays a prominent role in the development as well as the survival of white blood cells, in particular B-cells. B-cell lymphocyte maturation is mediated by B-cell receptor (BCR) signal transduction and Btk is part of the signaling. Recent studies indicate that some large B-cell lymphomas have proteins, that are activated and lie downstream of the BCR and that Btk inhibition can induce apoptosis (i.e. cell death) in these B-cells. BCR signaling is also thought to promote cancer cell expansion and survival in chronic lymphocytic leukemia, a prevalent blood cancer. In preclinical models, inhibition of Btk by PCI-32765 led to apoptosis in multiple malignant B-cell lines, and inhibited B-cell lymphoma progression in vivo.

A multicenter U.S. Phase I trial in B-cell lymphoma is currently enrolling patients. This Phase I trial is designed to determine the safety and tolerability of our Btk Inhibitor PCI-32765, and to evaluate effects of Btk inhibition (using pharmacodynamic assays) and tumor response. The company has most recently published interim clinical results of the first two dose level cohorts of this Phase I trial at the American Society of Hematology (ASH) 51st annual meeting on December 7, 2009. In these cohorts, 16 heavily pretreated and progressing lymphoma patients with a variety of B-cell malignancies were evaluated. The ASH poster presentation reported that of the 16 patients enrolled, 5 had confirmed partial responses (a 50% or greater decrease in the aggregate sum of the diameters of up to 6 largest cancer masses; no increase in size of other nodes per the Revised Response Criteria for Malignant Lymphoma Bruce D. Cheson J Clin Oncol 25:579-586). The partial responses were in 2 patients with mantle cell lymphoma, 2 patients with chronic lymphocytic leukemia and 1 patient with follicular lymphoma. In addition, 3 patients had stable disease and 8 patients had progressive disease.

The first dose level cohort consisted of 7 patients treated with our Btk Inhibitor PCI-32765. This cohort generated 2 partial responses (1 patient with mantle cell lymphoma and 1 patient with follicular lymphoma) and 1 stable disease. The second dose level cohort consisted of 9 patients generating 3 partial responses (1 patient with mantle cell lymphoma and 2 patients with chronic lymphocytic leukemia (CLL/SLL)) and 2 patients with stable disease. The overall response rate (ORR), considering only partial and complete responses, was 31% for the first two dose level cohorts.

Concurrent with the ASH poster presentation the company announced in a press release the results of interim evaluations performed up to December 5, 2009 on 3 CLL/SLL patients in the third dose level cohort.  All three patients were determined to have a partial tumor response based on the interim analysis.  The partial response rate at that point in CLL/SLL patients was 5 out of 6.

The company anticipates enrolling 5 ascending-dose cohorts in the current Phase I study with PCI-32765. Per protocol, dose escalation will continue up to three levels above full Btk active-site occupancy, which occurred in dose level cohort 2.

The company has submitted interim results of the trial in an abstract to the American Society for Clinical Oncology (ASCO) to be presented at their Annual Meeting on June 4-8, 2010 in Chicago, IL. We are pleased to announce that our abstract was selected among the few to be presented in an Oral Session. Less than 5% of all abstracts submitted were selected for an oral presentation. (Abstract Control Number: 54096, Permanent Abstract ID:  8012, Abstract Title: Btk inhibitor PCI-32765 monotherapy induces objective responses in patients with relapsed aggressive NHL: Evidence of antitumor activity from a phase I study). ASCO’s regulations require us not to disclose any information contained in this Oral Session prior to the annual meeting. Adhering to this policy precludes the company from providing further updates on its Btk program until the abstract has been made public by ASCO. Once the Oral Session has taken place the company is planning to give a full update on the trial results.

Research is continuing to expand clinical indications for our Btk Inhibitor PCI-32765 beyond blood cancers (i.e. hematologic tumors) and to support our ongoing clinical trials in lymphoma and CLL. PCI-32765 is a potent inhibitor of histamine release (also known as degranulation) from mast cells and basophils, which are specific immune cells. Largely based on the work of Dr. Gerard Evan and others at UCSF, mast cells have emerged as an important component of the proinflammatory microenvironment, which is crucial for the physical expansion and maintenance of tumor growth (Nature Medicine 13 (10), p. 1211-18). Dr. Evan’s lab tested our Btk Inhibitor PCI-32765 in his mouse pancreatic model. In the model, PCI-32765 completely blocked mast cell degranulation which led to tumor regression and vascular collapse. This work was presented at the 2010 American Association for Cancer Research (AACR) Annual Meeting as an Oral Presentation on April 20, 2010. With respect to research in lymphoma the NCI has made valuable discoveries indicating that many types of lymphoma are driven by chronic active B-cell receptor signaling, a process dependent upon Btk activity. These findings, which included experiments with PCI-32765, were published in Nature Davis et al. (2010) Vol. 463, p88-94.

Bruton’s Tyrosine Kinase (Btk) Inhibitor, PCI-45292, the company’s latest Btk inhibitor, is an orally-active small molecule inhibitor of Bruton’s tyrosine kinase that is being developed by Pharmacyclics for the treatment of patients with autoimmune diseases. In its most recent quarter the company identified PCI-45292 as a clinical development candidate. We are continuing to scale up the synthesis of PCI-45292 in anticipation of starting IND-enabling preclinical safety studies.  Pharmacyclics is intending to complete the in-life phase of these studies by the end of 2010 and is planning to file an IND (Investigational New Drug Application) in the first half of 2011.  This program is based on the chemical scaffold developed for the Btk Inhibitor PCI-32765, and is optimized for chronic dosing in non-oncology applications.  The preclinical development of Btk Inhibitor PCI-45292 is currently being pursued with priority.

Histone deacetylase (HDAC) Inhibitor, PCI-24781, is the company’s orally-bioavailable histone deacetylase inhibitor that is currently in multiple clinical trials, including a Phase I trial in patients with advanced solid tumors, a Phase I/II trial in patients with recurrent lymphomas and a Phase I/II trial in sarcoma patients (in combination with doxorubicin, an anti tumor agent).  Histone Deacetylases are enzymes in a cell responsible for turning off and on genes. PCI-24781 targets histone deacetylase (HDAC) enzymes and inhibits their function.  We have shown that PCI-24781 impacts the cell by multiple mechanisms including a re-expression of tumor suppressors, disruption of DNA repair mechanisms, cell cycle inhibition and by generating an increase in reactive oxygen species, all of which may contribute to tumor cell toxicity.  Previous clinical trials have demonstrated that our HDAC Inhibitor PCI-24781 has favorable systemic elimination properties when dosed orally, and inhibits the target enzymes.  Clinical response or control of tumor growth has been recorded in the three single agent clinical trials to date.

Most recently the company announced the Phase I trial results of our HDAC Inhibitor PCI 24781, tested in heavily pretreated relapsed lymphoma patients (those who had a response but the cancer reoccurred) and/or refractory lymphoma patients (those who had an earlier treatment that did not have an effect on the cancer). The results of this trial were published at the 51st annual meeting of the American Society for Hematology in December of 2009. In a review of the clinical data at the end of the Phase I dose-escalation portion of the current lymphoma trial, we have found that PCI-24781 produced encouraging efficacy results with minimal toxicity when administered as a single agent. Among 16 lymphoma patients evaluated for disease control after the completion of at least 2 treatment cycles, we observed 1 Complete Response (follicular lymphoma), 4 Partial Responses (2 follicular lymphoma, 1 diffuse large B-cell lymphoma, 1 mantle cell lymphoma) and 6 patients with Stable Disease.  Of the 4 follicular lymphoma patients evaluated in this trial, 3 had Objective Response and one manifested Stable Disease.

The HDAC Inhibitor PCI-24781 has demonstrated a good safety profile in over 80 patients treated so far, with the main dose-limiting toxicity observed being a rapidly reversible thrombocytopenia (a decrease in platelets, which are blood cells necessary for clotting). This effect is common among HDAC Inhibitors and is considered a class effect, related to the pharmacologic mechanism of action. The duration and severity of the thrombocytopenia is being successfully managed using novel dose scheduling strategies that we have developed and tested in the clinic.

In preclinical models, we have identified synergy of the Pharmacyclics HDAC inhibitor PCI-24781 with several approved cancer therapeutics, and some of these combinations are being or will be tested in the clinic, including the use of PCI-24781 together with bortezomib (Velcade) in lymphoma (Clin Cancer Res. (2009) 15:3354-65), and with doxorubicin in sarcoma patients (sarcoma is a cancer of soft tissues).  This last trial is co-sponsored by prominent investigators at Massachusetts General Hospital and Dana-Farber / Harvard Cancer Center. During this trial we will also test the novel biomarker RAD51 that we have developed in collaboration with scientists at Stanford University (Proc Natl Acad Sci USA. (2007) 104:19482-7), which may be useful as predictive biomarker in clinical testing by improving patient selection.

In April 2009, the company entered into a collaboration agreement with Servier pursuant to which Pharmacyclics granted to Servier an exclusive license for its pan-HDAC inhibitors, including PCI-24781, for territories throughout the world excluding the United States. Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the pan-HDAC inhibitor product worldwide except for the United States and will pay a royalty to Pharmacyclics on sales outside of the United States. Pharmacyclics will continue to own all rights to develop and commercialize within the United States.  Servier is committing significant resources to the clinical development of Pharmacyclics HDAC Inhibitor PCI-24781. Most recently we signed a supply agreement and delivered to Servier 10 kg of PCI 24781, to support their Phase I and Phase II clinical testing program.

Histone deacetylase-8 (HDAC8) isoform-specific inhibitor, PCI-34051, is at the preclinical lead optimization stage. PCI-34051 is the current lead molecule. The company plans to conclude its lead optimization work by the end of calendar year 2010. Most recently, a poster presentation describing the lead optimization and preclinical development of our HDAC8 isoform-specific inhibitors, including their efficacy in certain cancer subtypes like T-cell leukemia and lymphoma and neuroblastoma, as well as their potential utility in autoimmune disease was presented on April 21, 2010 during the 101st annual meeting of the American Association for Cancer Research (AACR), in Washington, D.C.

Factor VIIa Inhibitor, PCI-27483, is a potent and highly selective small molecule inhibitor of coagulation (clotting) Factor VIIa.  This drug targets Factor VIIa, the active form of Factor VII that arises from interaction with the cell surface membrane protein known as tissue factor (TF).  In cancer, the Factor VIIa:TF complex is found in abundance in pancreatic, gastric, colon and other tumors, and triggers a host of patho-physiologic processes that facilitate tumor blood vessel formation (angiogenesis), growth and invasion. The Factor VIIa:TF complex is thought to be the cause of the increased propensity of cancer patients to develop thromboses, also known as blood clots. Laboratory studies and animal models indicate that our inhibitor of Factor VIIa blocks the growth of tumors that express TF.

We have completed our initial Phase I testing of Factor VIIa Inhibitor PCI-27483 in healthy volunteers. The primary objective of the ascending dose Phase I study was to assess the pharmacodynamic and pharmacokinetic profiles, the relationship between drug level and physiological response, of Factor VIIa Inhibitor PCI-27483 following a single, subcutaneous injection.  In addition, the safety and tolerability of our Factor VIIa Inhibitor was evaluated. The drug was well tolerated and no adverse event was observed at any dose level.  The International Normalized Ratio (INR) of prothrombin time, a simple laboratory test for coagulation, was used to measure pharmacodynamic effect at dose levels of 0.05, 0.20, 0.80 and 2.0 mg/kg.  A mean peak INR of 2.7 was achieved without adverse effects at the highest dose level administered. The target INR range for oral anti-coagulants i.e. Coumadin, is between 2 and 3.

A multicenter Phase I/II study has begun with Factor VIIa Inhibitor PCI-27483 in the fourth quarter of calendar 2009. The study is enrolling patients with locally advanced or metastatic pancreatic cancer that are either receiving or are planned to receive gemcitabine therapy. Part A will enroll 6 patients; each patient will be administrated with subcutaneous PCI-27483 twice daily at escalating doses from 0.8 mg/kg to 1.5 mg/kg in combination with gemcitabine for 8 weeks. Part B will enroll and randomize 40 patients to receive gemcitabine +/- PCI-27483 at a dose established in part A. Duration for both parts will be 12 weeks. Enrollment has begun with four patients dosed to date. The objectives are to: a) assess the safety of Pharmacyclics Factor VIIa Inhibitor PCI-27483 at pharmacologically active dose levels; b) to assess potential survival benefit and c) obtain initial information of the effects on the incidence of thromboembolic events.

Motexafin Gadolinium (MGd), PCI-0120, is a radiation and chemotherapy sensitizing agent with a novel mechanism of action.  MGd is designed to accumulate selectively in cancer cells. Once inside cancer cells, MGd in combination with radiation induces apoptosis (cell death) by disrupting the oxygen dependent pathways in a cell. MGd is also detectable by magnetic resonance imaging (MRI) and may allow for more precise tumor detection.  The National Cancer Institute (NCI) is currently sponsoring two Phase II trials.  One Phase II trial is a multi-center study in newly diagnosed patients with glioblastoma multiform (a type of brain cancer).  In this study, which completed enrollment in July 2009, MGd is being administered in combination with radiation therapy and temozolomide, a chemotherapy for brain cancers.  Previous studies in malignant brain cancers have shown that the combination of MGd and temozolomide has no additional overlapping toxicities when used in combination.  The second Phase II trial is a multi-center study evaluating MGd in combination with radiation in children with pontine (“brain stem”) cancers. This 60 patient study completed enrollment in January 2009 with patients currently being followed per the clinical protocol. Preliminary data was obtained from the NCI indicating that there was no statistically meaningful effect from MGd in this patient population.  However, we are continuing to monitor the patients who remain on study to further evaluate potential effects of this drug.

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

Results of Operations

Revenues

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
	2010	2009	Change	2010	2009	Change

License and milestone revenues	$2,112,000	$-	N/A	$6,814,000	$-	NA

The company recorded $2,112,000 and $6,814,000 in revenue in the three and nine month periods ended March 31, 2010 associated with its collaboration and license agreement with Servier, which was entered into in April 2009.  Given that the deliverables under the collaboration agreement with Servier do not meet criteria in the accounting rules for separation (e.g., no separately identifiable fair value), the arrangement is being treated as a single unit-of-accounting for purposes of revenue recognition.  We recognize the combined unit of accounting over the estimated period required to complete the research activities (two years), which coincides with the delivery period for all substantive obligations or “deliverables” associated with this agreement.

The collaboration and license agreement required us to enter into an agreement to supply drug product for Servier’s use in clinical trials.  As the supply agreement is considered part of the arrangement, we deferred recognition of all revenue under the Servier collaboration agreement until the supply agreement was completed and executed.  We completed the drug supply agreement with Servier in the second quarter ended December 31, 2009 and therefore began recognizing revenue from the Servier collaboration agreement in the quarter ended December 31, 2009.  Total revenue recognized for the three months ended March 31, 2010, was $2.1 million.  Total revenue recognized for the nine months ended March 31, 2010 was $6.8 million, of which $1.2 million represents the pro rata portion of revenue attributable to the period from April 2009 (i.e., the signing of the collaboration agreement) to June 30, 2009, had the supply agreement been completed in April 2009.

Of the total research and development collaboration revenues for the nine months ended March 31, 2010, $5,274,000 represents the amortization of the $11,000,000 upfront payment from Servier received in April 2009.  The remaining revenue of $1,540,000 represents the pro-rata completion of services attributable to payments of $3,213,000 from Servier associated with research payments, the Company’s supply commitment and reimbursements of patent expenses received since establishing the collaboration.

Research and Development

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
	2010	2009	Change	2010	2009	Change

Research and development expenses	$3,679,000	$4,626,000	-20%	$10,690,000	$10,815,000	-1%

The decrease of 20% or $947,000 in research and development expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, was primarily due to a $1,000,000 expense incurred in the prior year associated with the amendment of our agreement with Celera Corporation, and a decrease of $151,000 in personnel costs, partially offset by an increase of $144,000 in outside contracts and research.

The decrease of 1% or $125,000 in research and development expenses for the nine months ended March 31, 2010, as compared to the nine months ended March 31, 2009, was primarily due to a $1,000,000 expense incurred in the prior year associated with the amendment of our agreement with Celera Corporation and a decrease of $104,000 in personnel costs, partially offset by increases of $367,000 in drug manufacturing costs associated with our HDAC, Btk and Factor VIIa programs, $294,000 in outside contracts and research, $259,000 in outside clinical trial costs, and $128,000 in outside services and consulting expenses.

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

Prior to fiscal 1999, we did not track our research and development expenses by specific program and for this reason we cannot accurately estimate our total historical costs on a specific program basis. Direct costs by program and indirect costs are as follows:

			Related R&D Expenses		Related R&D Expenses
			Three Months Ended		Nine Months Ended
			March 31,		March 31,
		Phase of
Program	Description	Development	2010	2009	2010	2009

Btk Inhibitors	Cancer/Autoimmune	Phase I	$1,438,000	$786,000	$3,750,000	$2,332,000

HDAC Inhibitors	Cancer	Phase I/II	872,000	1,920,000	2,142,000	2,945,000

Factor VIIa Inhibitor	Cancer	Phase I/II	321,000	425,000	1,416,000	1,090,000

MGd	Cancer	Phase II	59,000	213,000	140,000	892,000

	Total direct costs		2,690,000	3,344,000	7,448,000	7,259,000
	Indirect costs		989,000	1,282,000	3,242,000	3,556,000
	Total research and development expenses		$3,679,000	$4,626,000	$10,690,000	$10,815,000

General and Administrative

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
	2010	2009	Change	2010	2009	Change
General and adiministrative expenses	$1,577,000	$1,789,000	-12%	$4,875,000	$7,102,000	-31%

The decrease of 12% or $212,000 in general and administrative expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily due to a decrease of $126,000 in accounting and reporting costs due to the timing of such services and a decrease in administration headcount.

The decrease of 31% or $2,227,000 in general and administrative expenses for the nine months ended March 31, 2010, as compared to the nine months ended March 31, 2009, was primarily due to share-based compensation expense of $1,795,000 and $740,000 of severance expenses associated with separation agreements entered into with the company’s former CEO and CFO in September 2008, partially offset by an increase of $164,000 in investor relations expenses and $126,000 in non-severance related share-based compensation expense.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
	2010	2009	Change	2010	2009	Change

Interest income	$21,000	$6,000	250%	$58,000	$131,000	-56%
Interest expense	-	(267,000)	-100%	(43,000)	(267,000)	-84%
Gain (Loss) on sale of investments	-	-	N/A	-	1,000	-100%
Gain (Loss) on sale of fixed assets	-	11,000	-100%	-	11,000	-100%
Interest and other income (expense), net	$21,000	$(250,000)	-108%	$15,000	$(124,000)	-112%

The increase of 108% or $271,000 in interest and other income, net, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was due to $250,000 of amortized debt discount and $17,000 of interest expense in the three months ended March 31, 2009 related to the Note Payable offset by an increase of interest earned on the company’s investments due to increased investment balances.

The increase of 112% or $139,000 in interest and other income, net, for the nine months ended March 31, 2010, as compared to the nine months ended March 31, 2009, was primarily due to $229,000 of amortized debt discount related to the Note Payable, partially offset by a $73,000 reduction of interest income due to lower average interest rates.

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

As of March 31, 2010, we had approximately $27,391,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $10,387,000 during the nine months ended March 31, 2010 resulted primarily from our net loss, a decrease in deferred revenue, and an increase in prepaid and other assets, partially offset by share-based compensation expense and amortization of premium or discount on marketable securities.  Net cash used in operating activities of $13,079,000 during the nine months ended March 31, 2009 resulted primarily from our net loss net of share-based compensation expense and an increase in accounts payable.

Net cash used in investing activities of $21,583,000 in the nine months ended March 31, 2010 consisted primarily of purchases of marketable securities, partially offset by maturities and sales of marketable securities. Net cash provided by investing activities of $4,511,000 in the nine months ended March 31, 2009 consisted primarily of proceeds from maturities and sales of marketable securities offset by purchases.

Net cash provided by financing activities of $22,591,000 for the nine months ended March 31, 2010 was primarily due to $21,720,000 in net proceeds from the sale of approximately 22.5 million shares of common stock in a Rights Offering completed in August 2009 and $1,161,000 in proceeds from stock option exercises. Net cash provided by financing activities of $7,773,000 in the nine months ended March 31, 2009 was primarily due to proceeds from $6,400,000 in loans and $1,371,000 in proceeds from the sale of approximately 1.5 million shares of common stock.

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

Based upon the current status of our product development plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. In any event, due to our extensive drug programs we will need to raise substantial additional capital to fund our operations in the future. We are seeking partnership collaborations to help fund the development of our product candidates.  We also expect to raise additional funds through the public or private sale of securities, bank debt, partnership collaboration or otherwise.  If we are unable to secure additional funds, whether through partnership collaborations or sale of our securities, we will have to delay, reduce the scope of or discontinue one or more of our product development programs. Our actual capital requirements will depend on many factors, including the following:

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

Options vest upon the passage of time or a combination of time and the achievement of certain performance obligations.  The Compensation Committee of the Board of Directors determines if the performance conditions have been met.  Share-based compensation expense for the options with performance obligations is recorded over the requisite performance period when the company believes that the vesting of these options is probable.

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

(a)  Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the third fiscal quarter of 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal controls over financial reporting: There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	(Removed and Reserved)

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

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

Dated: May 7, 2010	Pharmacyclics, Inc.

(Registrant)

	By:	/s/ ROBERT W. DUGGAN

Robert W. Duggan

Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2010	By:	/s/ RAINER M. ERDTMANN

Rainer M. Erdtmann

Vice President, Finance & Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.