Form 10-K/A
period 2010-06-30
PHARMACYCLICS INC
filed 2010-10-28
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
____________________________________

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number: 000-26658

Pharmacyclics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-3148201
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

995 E. Arques Avenue Sunnyvale, CA	94085-4521
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (408) 774-0330

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

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

Large accelerated filer ☐                                                   Accelerated filer ☒

Non-accelerated filer ☐                                                     Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $116,760,649 based on the closing sale price of the Registrant’s common stock on The NASDAQ Stock Market LLC on the last business day of the Registrant’s most recently completed second fiscal quarter.  Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On October 20, 2010, there were approximately 59,583,266 shares of common stock outstanding, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Pharmacyclics, Inc. (“Pharmacyclics” or the “Company”) for the year ended June 30, 2010, filed with the Securities and Exchange Commission on September 13, 2010 (the “Original From 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors.  The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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

For the Year Ended June 30, 2010

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

Name	Age	Position(s) with the Company	Director Since
Robert W. Duggan	66	Director, Chairman and CEO	2007
Jason T. Adelman	41	Director	2009
Cynthia C. Bamdad, Ph.D.	57	Director	2008
Minesh P. Mehta, M.D.	52	Director	2008
Glenn C. Rice, Ph.D.	54	Director	2008
David D. Smith, Ph.D.	39	Director	2008
Richard A. van den Broek	44	Director	2009

Mr. Duggan has been a member of our Board of Directors since September 2007 and has served as Chief Executive Officer since September 2008. Mr. Duggan served as Chairman of the Board of Directors of Computer Motion, Inc., a computerized surgical systems company, from 1990 to 2003 and Chief Executive Officer from 1997. Computer Motion was acquired by Intuitive Surgical, Inc. in 2003.  Mr. Duggan is currently a director of Intuitive Surgical, Inc.   Mr. Duggan is the founder of the investment firm Robert W. Duggan & Associates. Mr. Duggan has been a private venture investor for more than 30 years and has participated as a director of, investor in, and advisor to numerous small and large businesses in the medical equipment, computer local and wide area network, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communication industries. Mr. Duggan has also assisted in corporate planning, capital formation and management for his various investments.  He received the Congressman’s Medal of Merit and in 2000 he was named a Knight of the Legion of Honor by President Jacques Chirac. He is a member of the University of California at Santa Barbara Foundation Board of Trustees.

As the Company’s current Chief Executive Officer and with his over 30-year career as a venture investor and advisor for a broad range of companies, Mr. Duggan brings extensive expertise in strategic development, planning, finance and management to our board.

Mr. Adelman was elected as a Director of the company in March 2009. Mr. Adelman is the Founder and Managing Member of Burnham Hill Capital Group LLC, a financial services holding company headquartered in New York City, which he founded in August of 2003. Mr. Adelman is also the co-founder and a Managing Member of Cipher Capital Partners, a private investment fund established in 2006. Previously, Mr. Adelman was Managing Director of Investment Banking in the New York office of H.C. Wainwright & Company, Inc. Mr. Adelman began his career at Coopers and Lybrand LLP where he worked in the financial services industry consulting practice. Mr. Adelman graduated in 1991 from the University of Pennsylvania with a BA, cum laude, in Economics  and graduated in 1994 from Cornell Law School, where he was Editor of the Cornell International Law Journal. Mr. Adelman is a Director and member of the audit and compensation committees of Trio-Tech International, a NYSE-Amex listed company.

With his prior investment banking and financial services experience, Mr. Adelman brings our board significant financial, accounting and business expertise.

Dr. Bamdad was elected as a Director of the company in October 2008. Dr. Bamdad has served as the Chairman of the Board, Chief Scientific Officer and Treasurer of Minerva Biotechnologies Corp. (“Minerva”), a pioneer in the field of nanotechnology, since 1999. She is the founder of Minerva and previously served as its Chief Executive Officer from 1999 to October 2005. She has also been a Director of the School of Social Science, Urban Affairs and Public Policy, Northeastern University since 2007. Dr. Bamdad received a B.S. in Physics from Northeastern University in 1992 and a Ph.D. in Biophysics from Harvard University in 1997. While a Ph.D. student at Harvard, Dr. Bamdad invented the first electronic DNA chip and the first universal protein chip. Dr. Bamdad is the sole or co-inventor of over 100 patent applications, both foreign and domestic, for novel technologies, therapeutics and diagnostics.

As the founder and Chief Executive Officer of Minerva, Dr. Bamdad brings our board her considerable experience with the challenges of developing anti-cancer drugs and pursuing and monitoring intellectual property.   She also brings the experience of running a biotech company.

Dr. Mehta was elected as a Director of the company in September 2008. Dr. Mehta is an internationally recognized expert in human clinical drug trial strategy, design and execution and has managed national and international trials of all sizes including International Phase 3 trials. He was Professor in the Department of Human Oncology at the University of Wisconsin’s School of Medicine and Public Health from 2002-10, including being the Program Leader of the Imaging and Radiation Sciences Program of the Paul P. Carbone Comprehensive Cancer Center (UWCCC). Dr. Mehta was Chairman of the Department of Human Oncology from 1997 to 2007. He has been a member of the Board of Directors of the American Society for Therapeutic Radiology and Oncology (ASTRO) since 2006 and Chair of the Radiation Therapy Oncology Group (RTOG) Brain Tumor Committee since 1998. From 1997 to 2001, he served as an ad-hoc member of the FDA’s Technology Assessment Committee and from 2001 to 2005, he served on and eventually Chaired the FDA Radiological Devices Panel. He has more than 400 publications to his credit, especially in the areas of radiation therapy and translational and clinical cancer research. Dr. Mehta obtained his medical degree at the University of Zambia in 1981 and commenced his residency there at the Ndola Central Hospital. He moved to the University of Wisconsin, Madison, in 1984 and completed his residency in radiation oncology in 1988 when he took up an Assistant Professorship in Human Oncology, was promoted to Associate Professor and became the Director of the Radiation Oncology Residency Training Program. After serving as Vice-Chairman and Interim Chairman, Dr. Mehta became Chair of Human Oncology and also a Professor in the Department of Neurological Surgery. Dr. Mehta has authored over 70 clinical protocols.  He is currently Professor of Radiation Oncology at Northwestern University, Chicago.

With his vast practical and academic oncology background, experience serving on several Scientific Advisory Boards and the experience gained from developing and managing a multi center radiotherapy academic-community system,  Dr. Mehta provides our board with medical and scientific expertise as well as the benefit of his significant knowledge of all aspects of clinical drug trial strategy, design and execution.

Dr. Rice served as President and Chief Operating Officer of the Company from February 2009 to February 2010 and became a director of Pharmacyclics in September of 2008.  He is a Silicon Valley entrepreneur that has been involved with the start up and building of eight venture capital backed biotech, internet and biofuel companies as founder/CEO/COO or VP of Research. The companies have led to multiple FDA approved drugs for cancer and autoimmune diseases, new medical service platforms, in addition to significant economic growth, employment and investment return.  He has also led the biosciences division at SRI International in Menlo Park and has substantial international business experience, having founded and built two biotech companies in China, as well as having track records in India, Taiwan and Singapore.  Dr. Rice is an inventor on over 22 patents or patent applications and has authored over 75 manuscripts and book chapters. He is a recognized expert on pharmaceutical drug development in addition to corporate and business development and has been an organizer, chairman and/or plenary session speaker of dozens of international conferences in the US, Europe, China, and Taiwan.

Dr. Rice brings our board the benefit of his experience in the development of drugs, preclinical testing and clinical trial planning and execution as well as broad biotechnology business experience.

Dr. Smith was elected as a Director of the company in October 2008. Dr. Smith has been a senior biostatistician at City of Hope, a cancer research hospital in Los Angeles since 2000. Dr. Smith holds a B.A. in Mathematics and a Ph.D. in Statistics. After his dissertation on integrating and synthesizing information in clinical and observational studies in oncology, he served as a Biostatistical Reviewer for the Division of Oncology Drug Products, U.S. Food and Drug Administration (FDA) for 3 years. During his tenure at the FDA, he reviewed more than 40 chemotherapy INDs and NDAs. He represented the FDA statistical perspective at five Oncologic Drugs Advisory Committee sessions, including three on the problems of missing data in outcomes research. After leaving the FDA in 2000, he went to City of Hope and the front lines of cancer research. While at City of Hope, he has designed and analyzed over 50 solid tumor and hematology protocols at all levels of development, from pre-clinical and marker discovery studies to Phase II/III trials. Dr. Smith has been a co-investigator on grants from the National Cancer Institute, National Institutes of Health, the American Cancer Society, the Susan G. Komen Breast Cancer Foundation and the Leukemia-Lymphoma Society. Dr. Smith is an author and coauthor of over 40 papers in peer-reviewed biostatistics, oncology, surgery, radiation, and immunology journals.

Dr. Smith provides our board with the benefit of his experience as an FDA reviewer and his continuing professional interactions with the FDA, including preparing correspondence and developing clinical trial methodology alongside FDA statisticians.

Mr. van den Broek joined the Company as a director in December 2009.  Since 2004, Mr. van den Broek has been Managing Partner of HSMR Advisors, LLC, an investment fund focused on the biotechnology industry. From 2000 through 2003 he was a Partner at Cooper Hill Partners, LLC, an investment fund focused on the healthcare sector. Prior to that Mr. van den Broek had a ten year career as a biotech analyst, starting at Oppenheimer & Co., then Merrill Lynch, and finally at Hambrecht & Quist. Mr. van den Broek is a Director and member of the Strategy Committee of Strategic Diagnostics, Inc. and is a Director and member of the Remuneration Committee of Pharmaxis, Ltd., which is an Australia listed company.  He is a graduate of Harvard University and is a Chartered Financial Analyst.

With his experience as a Partner in investment funds with investments in a wide variety of biotechnology and other healthcare companies and his years as a respected biotechnology analyst, Mr. van den Broek brings deep industry and financial expertise to our board.

There are no family relationships among executive officers or directors of the Company.

Executive Officers

Executive officers of the company, and their ages as of June 30, 2010, are as follows:

Name	Age	Position
Robert W. Duggan	66	Chairman, Chief Executive Officer and Director
Rainer M. Erdtmann	46	Vice President, Finance and Administration and Secretary
Joseph J. Buggy, Ph.D.	43	Vice President, Research
Ahmed Hamdy, M.D.	45	Chief Medical Officer
David J. Loury, Ph.D.	54	Chief Scientific Officer

See section entitled “Business Experience of Directors” above, for a brief description of the business experience and educational background of Mr. Duggan.

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

Dr. Loury has served as Vice President, Preclinical Sciences since May 2006 and as Chief Scientific Officer since February 2010.  From April 2003 to May 2006, Dr. Loury served as Senior Director, Toxicology with Celera Genomics, a biotechnology company.  From June 2001 to April 2003, he was employed by Essential Therapeutics, Inc., a pharmaceutical company, as Director, Pharmacology and Toxicology.  From 1996 to 2001, Dr. Loury was employed by IntraBiotics Pharmaceuticals, Inc., most recently as Senior Director, Preclinical Development.  From 1986 to 1996 he worked in a variety of toxicology positions with Syntex/Roche Bioscience.  Dr. Loury received a Ph.D. in Pharmacology and Toxicology and a B.S. in Bio-Environmental Toxicology from the University of California, Davis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and Section 16 officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Such officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that, during the period from July 1, 2009 to June 30, 2010, all officers, directors and beneficial owners of more than 10% of the outstanding Common Stock complied with all Section 16(a) requirements, with the exception of the following late filings: Dr. Mehta was late filing two Form 4’s.

Code of Ethics and Committee Charters

The Board has also adopted a formal code of conduct that applies to all of our employees, officers and directors. The latest copy of our Code of Business Conduct and Ethics, as well as the Charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board are available in the “Investors & Media – Corporate Governance” section of our website at www.pharmacyclics.com.  Any person may obtain a copy of the Code of Business Conduct and Ethics, without charge, by writing to Pharmacyclics, Inc., 995 East Arques Avenue, Sunnyvale, California 94085, Attn: Secretary.

Audit Committee

The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. The Audit Committee is also charged with the review and approval of all related party transactions involving the Company. The Audit Committee acts pursuant to a written charter that has been adopted by the Board. A more complete description of the powers and responsibilities delegated to the Committee is set forth in the Audit Committee charter. The Board had determined that all members of the Audit Committee, Jason T. Adelman, Minesh P. Mehta, M.D. and Richard A. van den Broek  were “independent” as that term is defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules for the fiscal year ended June 30, 2010. The Board has determined that each of  Mr. Adelman, the Audit Committee Chairman, and Mr. van den Broek are “audit committee financial experts” as defined by Item 407(d)(5) of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”).  The Audit Committee held five (5) meetings during the fiscal year ended June 30, 2010.

Item 11.	Executive Compensation

Tax Considerations

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation’s executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance-based compensation to be paid to the Company’s executive officers for the 2010 fiscal year did not exceed the $1 million limit per officer, nor is it expected that the non-performance-based compensation to be paid to the Company’s executive officers for fiscal 2011 will exceed that limit. The 2004 Plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of options granted under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation, which will not be subject to the $1 million limitation. Because it is very unlikely that the cash compensation payable to any of the Company’s executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to the Company’s executive officers. The Compensation Committee will reconsider this decision should the individual compensation of any executive officer approach the $1 million level.

Severance and Change in Control Arrangements

The Company’s 2004 Equity Incentive Award Plan provides that 50% of all unvested options shall become fully vested upon a change in control of the Company. The plan further provides that if the employee’s employment is terminated within twelve (12) months of a change in control, the remaining balance of unvested options shall become fully vested.

The Company has entered into a severance agreement with Dr. Loury that provides, upon the involuntary termination of Dr. Loury’s employment, Dr. Loury will be paid one year’s base salary, provided such termination is not for cause, as defined in the agreement.  The Company does not have a severance or other employment agreement with any other executive officer.

Separation Agreement

Glenn Rice, the Company’s former President and Chief Operating Officer, on October 28, 2009, entered into an Agreement and Release with the Company (the “Rice Separation Agreement”) pursuant to which Dr. Rice’s employment with the Company was ended by mutual agreement effective February 11, 2010.  Pursuant to the Rice Separation Agreement, Dr. Rice continued to receive his annual base salary until December 1, 2009. Between December 1, 2009 and February 11, 2010, Dr. Rice received a pro-rated portion of his annual base salary based on hours of all work performed during that time period.  In addition, pursuant to the Rice Separation Agreement options to purchase an aggregate of 200,000 shares of common stock of the Company held by Dr. Rice were accelerated and became exercisable and options to purchase an aggregate of 800,000 shares of common stock of the Company held by Dr. Rice were terminated. Dr. Rice has provided the Company with a general release from any and all claims related to his employment. The Rice Separation Agreement also includes confidentiality and non-disparagement provisions.

Retirement Plans

We maintain a 401(k) Plan that is a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended.  In fiscal 2010, the Company matched 50% of all participant contributions up to a maximum of $1,500 per employee.  The Company does not maintain a defined benefit pension plan or a nonqualified deferred compensation plan.

Summary Compensation Table

The following table sets forth all compensation awarded to, paid or earned by the following type of executive officers for each of the Company’s last two completed fiscal years: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended June 30, 2010; (ii) the Company’s two most highly compensated executive officers, other than the chief executive, who were serving as executive officers at the end of the fiscal year ended June 30, 2010; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended June 30, 2010 (of which there were none).  We refer to these individuals collectively as our named executive officers.

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Robert W. Duggan (3)	2010	-	-	-	-	-
Chairman and Chief Executive Officer	2009	-	-	-	-	-

Ahmed Hamdy, M.D.	2010	315,000	4,822	548,100	-	867,922
Chief Medical Officer	2009	83,596	25,000	39,833	-	148,429

David J. Loury, Ph.D.	2010	305,481	5,900	400,775	1,500(4)	713,656
Chief Scientific Officer	2009	265,215	-	199,095	1,500(4)	465,810

(1)	Includes amounts earned but deferred at the election of the Named Executive Officer, such as salary deferrals under the Company’s 401(k) plan.

(2)
The Company’s share-based compensation program includes incentive and non-statutory stock options. The amounts set forth under this column represent the aggregate grant date fair value of stock options granted in each fiscal year for financial reporting purposes under Statement of Financial Accounting Standards ASC Topic 718, “Stock Compensation,” disregarding the estimate of forfeitures for service-based vesting conditions. The Company’s  methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 6 to its audited financial statements included in its annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2010. The option awards for Dr. Loury and Dr. Hamdy include awards with performance-based vesting conditions for which the value was calculated using the probable outcome of the established performance conditions.  If the value of the option awards had been calculated assuming maximum achievement of both previously established performance conditions and performance conditions that had yet to be established, the option award amounts reflected in this column for Dr. Hamdy would have been $1,684,721 and $159,331 for 2010 and 2009, respectively and the amounts reflected in this column for Dr. Loury would have been $1,041,400 and $239,880 for 2010 and 2009, respectively.  During the fiscal year ended June 30, 2010 Dr. Hamdy and Dr. Loury were granted options for 30,000 shares and 125,000 shares, respectively.

(3)
Mr. Duggan has declined any compensation from the Company.  Mr. Duggan became the Company’s Interim Chief Executive Officer on September 10, 2008 and became the Company’s Chief Executive Officer on February 12, 2009.

(4)	Consists of the Company’s matching contribution under its 401(k) plan.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table provides information on the holdings of stock options by the named executives at June 30, 2010.  Each option grant is shown separately for each named executive. The vesting schedule for each option grant is shown following this table.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Un-exercisable		Option Exercise Price ($)	Option Expiration Date
Robert W. Duggan	-		-			-
Ahmed Hamdy, M.D.	75,000	(1)	225,000	(1)	0.73	03/10/19
	-		30,000	(2)	7.19	04/11/20
David J. Loury, Ph.D.	65,000	(3)	-		4.16	05/23/16
	75,000	(4)	-		2.76	03/13/17
	125,000	(5)	-		0.86	03/18/18
	80,000	(6)	120,000	(6)	1.35	11/04/18
	25,000	(7)	75,000	(7)	0.75	03/03/19
	30,974	(8)	19,026	(8)	3.51	01/12/20
	-		75,000	(2)	7.19	04/11/20

(1)	Option vests in four equal annual installments beginning March 10, 2010, subject to the satisfaction of certain performance criteria with respect to each annual period.

(2)	Option vests in four equal annual installments beginning April 11, 2011, subject to the satisfaction of certain performance criteria with respect to each annual period.

(3)
25% of the shares subject to the option vest on the one year anniversary of the date of grant (May 23, 2006)  and the remaining shares subject to the option vest in a series of 36 equal and successive monthly installments thereafter.

(4)	Option vests in forty-eight (48) equal installments beginning on the date of grant (March 13, 2007).

(5)	Option vests in forty-eight (48) equal installments beginning on the date of grant (March 18, 2008).

(6)	Option vests in a series of five equal and successive annual installments measured from November 4, 2008.

(7)	Option vests in four equal annual installments beginning March 3, 2010, subject to the satisfaction of certain performance criteria with respect to each annual period.

(8)
25% of the shares subject to the option vest on the one year anniversary of the date of grant (January 12, 2010)  and the remaining shares subject to the option vest in a series of 36 equal and successive monthly installments thereafter.

None of our Named Executive Officers exercised any of his stock options in fiscal 2010 and as a result, there was no value realized.

DIRECTOR COMPENSATION

Cash Compensation

During fiscal 2010, each non-employee director received $7,500 for each full Board meeting attended, payable quarterly, and $500 for each Board committee meeting attended.  Each committee chairman received $1,000 for each Board committee meeting attended.  Board members may elect to receive their compensation in the form of non-qualified stock options with a face value equal to three (3) times the amount of cash compensation earned.

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

All Director option grants are nonstatutory stock options subject to the terms and conditions of the 2004 Plan.  Each Initial Option vests at the rate of 1/60th per month over sixty (60) months from the date of grant of the Initial Option, and each Annual Replenishment Option vests at the rate of 1/12th per month over twelve (12) months from the date of grant of the Annual Replenishment Option.  Furthermore, Initial Options and Annual Replenishment Options vest only during the option holder’s service as a Board member; provided however, that the Compensation Committee has the power to accelerate the time during which an option granted to a Director may vest.

Initial Options and Annual Replenishment Options terminate upon the earlier of (i) ten (10) years after the date of grant or (ii) thirty-six (36) months after the date of termination of the option holder’s service as a Board member.

During the fiscal year ended June 30, 2010, Mr. van den Broek  received Initial Options to acquire 10,000 shares of common stock at an exercise price of $2.90 per share.

The following table sets forth the compensation earned or awarded to the Company’s non-employee directors during the fiscal year ended June 30, 2010.

	Fees Earned or
	Paid in Cash	Option Awards	Total
Current Directors:	($) (1)	($) (2)	($)
Robert W. Duggan	-	-	-
Jason T. Adelman	-	103,383	103,383
Cynthia C. Bamdad, Ph.D.	-	87,731	87,731
Minesh P. Mehta, M.D.	16,500	53,061	69,561
Glenn C. Rice, Ph.D.(3)	-	33,615	33,615
David D. Smith, PhD	-	83,267	83,267
Richard A. van den Broek	-	74,212	74,212

(1)
See the section entitled “Director Compensation - Cash Compensation”, above, for a description of the cash compensation program for the Company’s non-employee directors during the fiscal year ended June 30, 2010. Amounts earned in one year and paid in the following year are, for purposes on this table only, accounted for in the year earned. Includes fees with respect to which directors elected to receive option shares in lieu of such fees. The following directors received option shares in the amounts set forth below in lieu of the fees set forth below (includes fees forgone earned in the fourth quarter of fiscal 2010 where the related options were granted the first day of fiscal 2011):

Current Directors:	Fees Forgone	Option Shares Received in Lieu Of Cash
Jason T. Adelman	$39,000	33,694
Cynthia C. Bamdad, Ph.D.	32,000	27,836
Minesh P. Mehta, M.D.	16,500	14,140
Glenn C. Rice, Ph.D.	15,000	6,726
David D. Smith, Ph.D.	30,000	25,581
Richard A. van den Broek	23,500	14,432

(2)
The amounts set forth under this column represent the aggregate grant date fair value of stock options granted in each fiscal year for financial reporting purposes under Statement of Financial Accounting Standards ASC Topic 718, “Stock Compensation,” disregarding the estimate of forfeitures for service-based vesting conditions. The Company’s  methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 6 to its audited financial statements included in its annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2010.  See the section entitled “Director Compensation - Equity Compensation”, above, for a description of the Company’s cash compensation policy for non-employee directors and the specific terms of the stock options granted to the Company’s non-employee directors during the fiscal year ended June 30, 2010. The grant date fair value of option awards granted in fiscal year 2010 is as follows:

Current Directors:	Grant Date	Grant Date Fair Value
Jason T. Adelman	10/01/09	$ 23,356
	12/17/09	16,168
	01/04/10	20,160
	04/01/10	23,548
	07/01/10	20,151
		$ 103,383
Cynthia C. Bamdad, Ph.D.	10/01/09	$ 18,908
	12/17/09	16,168
	01/04/10	17,919
	04/01/10	17,941
	07/01/10	16,795
		$ 87,731
Minesh P. Mehta, M.D.	10/01/09	$ 9,453
	12/17/09	16,168
	01/04/10	8,958
	04/01/10	9,528
	07/01/10	8,954
		$ 53,061
Glenn C. Rice, Ph.D.	04/01/10	$ 16,820
	07/01/10	16,795
		$ 33,615
David D. Smith, Ph.D.	10/01/09	$ 16,683
	12/17/09	16,168
	01/04/10	16,801
	04/01/10	16,820
	07/01/10	16,795
		$ 83,267
Richard A. van den Broek	12/17/09	$ 21,557
	01/04/10	16,801
	04/01/10	17,941
	07/01/10	17,913
		$ 74,212

The aggregate number of stock options outstanding as of June 30, 2010 is as follows: 72,385 shares for Mr. Adelman, 30,995 shares for Dr. Bamdad, 29,863 shares for Dr. Mehta, 74,229 share for Dr. Rice, 131,768 shares for Dr. Smith, and 20,877 shares for Mr. van den Broek. There were no options that were repriced or otherwise materially modified during fiscal year 2010.

(3)	Represents compensation earned by Dr. Rice after he ended his position as President and Chief Operating Officer in February 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The table below shows, as of June 30, 2010, information for all equity compensation plans previously approved by stockholders and for all compensation plans not previously approved by stockholders.

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders (2)	8,395,394	$4.83	2,081,546
Equity compensation plans not approved by security holders	-	-	-
Total	8,395,394	$4.83	2,081,546

(1)           Includes approximately 417,546 shares issuable under the Company’s Employee Stock Purchase Plan.

(2)           Includes our:

•	2004 Equity Incentive Award Plan
•	1995 Stock Option Plan
•	1995 Non-Employee Director Stock Option Plan
•	Employee Stock Purchase Plan

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of October 20, 2010, by: (i) each stockholder who, based on publicly available records, is known by the Company to own beneficially more than five percent (5%) of the Company’s Common Stock; (ii) each current director; (iii) each executive officer named in the “Summary Compensation Table” below (the “Named Executive Officers”); and (iv) all current directors and executive officers of the Company as a group. The address for each director and executive officer listed in the table below is c/o: Pharmacyclics, Inc., 995 East Arques Avenue, Sunnyvale, California 94085.

	Beneficial Ownership (1)
Name	Outstanding Shares of Common Stock	Shares Issuable Pursuant to Options Vested and Exercisable Within 60 Days of October 20, 2010	Percent of Total Shares Outstanding
PRIMECAP Management Company(3)	3,306,481	-	5.5%
Quogue Capital, Inc. (2)	3,330,000	-	5.6%
Jason T. Adelman(4)	25,403	72,631	*
Cynthia C. Bamdad	-	31,467	*
Robert W. Duggan (5)	13,417,092	-	22.6%
Ahmed Hamdy, M.D.	2,010	61,250	*
David J. Loury, Ph.D.	5,980	327,916	*
Minesh P. Mehta, M.D.	-	27,394	*
Glenn C. Rice, Ph.D. (6)	605,944	74,332	1.1%
David D. Smith, Ph.D.	2,000	133,155	*
Richard A. van den Broek(6)	138,730	19,571	*

All current executive officers and
directors as a group (11 persons)	14,205,405	1,092,232	25.2%
_______________
* Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options which are vested and exercisable within sixty (60) days of the October 20, 2010 date of this table. Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, all persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such holders. The percentages of beneficial ownership are based on 59,583,266 shares of Common Stock outstanding as of October 20, 2010, adjusted as required by rules promulgated by the Commission. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which such person or persons has the right to acquire within sixty (60) days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Derived from a Form 13G filed September 1, 2010. The address of Quogue Capital, Inc. is 50 West 57th Street, 15th Floor, New York, New York 10019.

(3)	Derived from a Form 13G/A filed July 9, 2010. The address of PRIMECAP Management Company is 225 South Lake Avenue, #400, Pasadena, CA 91101.

(4)	Based on a Form 4 filed July 6, 2010.

(5)	Based on a Schedule 13D/A filed June 23, 2010. Mr. Duggan disclaims beneficial ownership of 602,714 shares held in managed accounts except to the extent of his pecuniary interest in those shares..

(6)	Based on a Form 4 filed July 6, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has determined that all of the members of the Board, other than Mr. Duggan and Dr. Rice were “independent” during the year ended June 30, 2010 and that other than Mr. Duggan and Dr. Rice, all director nominees are “independent” as that term is defined in the Nasdaq Marketplace Rules.  Mr. Duggan is not considered independent because he is an executive officer of the Company and Dr. Rice is not considered independent because he had been employed by the Company during the past three years.  The Board considered that Dr. David Smith received an option to purchase 1,100 shares of the Company’s common stock as compensation for consulting services during fiscal 2010 and determined that he is still “independent” under the Nasdaq Marketplace rules. As required under applicable Nasdaq Marketplace Rules, the Company’s independent directors meet regularly in executive session at which only they are present.

Our Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.  During the fiscal year ended June 30, 2010, the Board held four (4) meetings.  All directors attended at least 75% of the aggregate of all meetings of our Board and of the committees on which they served during the fiscal year ended June 30, 2010.  Current and former committee membership is shown below:

Current Directors:	Board	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Robert W. Duggan	Chairman
Jason T. Adelman	Member	Chair	Chair	Member
Cynthia C. Bamdad, Ph.D. (1)	Member		Member	Member
Minesh P. Mehta, M.D.	Member	Member	Member	Member
Glenn C. Rice, Ph.D.	Member
David D. Smith, Ph.D.	Member			Member
Richard A. van den Broek (2)	Member	Member

(1)  Dr. Bamdad was a member of the Audit Committee until January, 2010
(2)  Mr. van den Broek joined the Audit Committee in January, 2010.

Loan to Company

In December 2008, the Company borrowed $5,000,000 and in March 2009, borrowed $1,400,000 from an affiliate of Robert W. Duggan, the Company’s Chairman of the Board and Chief Executive Officer.  Under the terms of the unsecured loans, the Company was to repay the principal sum of $6,400,000 on the earlier of (i) July 1, 2010 or (ii) upon the closing of an equity offering or rights offering by the Company.  The loans bore interest as follows: (i) 1.36% from December 30, 2008 until March 31, 2009, and (ii) the rate of interest in effect for such day as publicly announced from time to time by Citibank N.A. as its “prime rate” from April 1, 2009 until December 31, 2009.  Interest was to be paid annually.  The full $6,400,000 amount of the loans plus accrued interest was repaid in August 2009 in connection with the July closing of the Company’s rights offering.

Participation in Registered Direct Offering

In June 2010, we sold approximately 8.1 million shares of our common stock to a group of institutional investors in a registered direct offering at $6.51 per share for net proceeds of approximately $50,800,000.   Robert W. Duggan, the Company’s Chairman of the Board and Chief Executive Officer, participated in the offering in the amount of $7,000,000.

Item 14.	Principal Accountant Fees and Services Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for the following services during fiscal 2010 and 2009:

	Fiscal 2010	Fiscal 2009 (1)
Audit fees	$332,800	$353,400
Audit-related fees	-	-
Tax fees	40,800	57,700
All other fees	-	-
Total	$373,600	$411,100

(1)	The presentation of the 2009 fees has been changed to conform with the 2010 presentation.

In the above table, “audit fees” for professional services for the audit of the Company’s financial statements included in its Annual Report on Form 10-K for the years ended June 30, 2010 and 2009, and review of financial statements included in its quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory and regulatory filings. “Tax fees” are fees for tax compliance, tax advice and tax planning. All fees described above were approved by the Audit Committee, pursuant to the pre-approval policy described below.

Pre-Approval Policy and Procedures

In accordance with the Audit Committee charter, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the estimated fees and other terms of any such engagement. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services. The Audit Committee may elect to delegate pre-approval authority to one or more designated Committee members in accordance with its charter. The Audit Committee has delegated to Mr. Adelman, as Chairman, the ability to pre-approve certain audit and non-audit services. The Audit Committee considers whether such audit or non-audit services are consistent with the SEC’s rules on auditor independence. The Audit Committee has considered whether the provision of the services noted above is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Item 15.	Exhibits and Financial Statement Schedules

1.           Financial Statements:

The required consolidated financial statements of the Company and the related report of the Company’s independent public accountants thereon were previously filed under Item 8 of the Original Form 10-K.

2.           Financial Statement Schedules:

All schedules were omitted from the Original Form 10-K because they were either not applicable or were not required or the information required to be set forth therein was included in the Financial Statements or notes thereto.

3.	Exhibits

See Index to Exhibits beginning on page 17.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2010.

PHARMACYCLICS, INC.

By:	/s/ Robert W. Duggan
	Name:	Robert W. Duggan
	Title:	Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of October 2010.

By:	/s/ Robert W. Duggan	October 26, 2010
Robert W. Duggan, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rainer M. Erdtmann	October 26, 2010
Rainer M. Erdtmann, Vice President, Finance and Administration and Secretary (Principal Financial and Accounting Officer)

By:	*	October 26, 2010
Jason T. Adelman, Director

By:	*	October 26, 2010
Cynthia C. Bamdad, Ph.D.

By:	*	October 26, 2010
Minesh P. Mehta, M.D., Director

By:	*	October 26, 2010
Glenn C. Rice, Ph.D., Director

By:	*	October 26, 2010
David D. Smith, Ph.D.

By:	*	October 26, 2010
Richard A. van den Broek

* By:	/s/ Rainer M. Erdtmann
Rainer M. Erdtmann, Attorney-in-fact

EXHIBITS INDEX

Exhibit Number	Description
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

10.83*	Collaboration Agreement by and between Pharmacyclics, Inc. and Les Laboratoires Servier and Institut de Recherches Internationales Servier dated April 9, 2009.
10.84	Amendment No. 2 to Loan Agreement entered into between the Company and Robert W. Duggan and Blazon Corporation Profit Sharing Plan dated as of June 17, 2009.
10.85*
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

23.1	Consent of Independent Registered Public Accounting Firm (filed with initial filing of Annual Report on Form 10-K for the year ended June 30, 2010).

24.1	Power of Attorney (filed with initial filing of Annual Report on Form 10-K for the year ended June 30, 2010).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
________________

*   Confidential treatment has been granted as to certain portions of this agreement.
+   Indicates a management contract or compensatory plan or arrangement.