Form 10-Q
period 2010-09-30
PHARMACYCLICS INC
filed 2010-11-09
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of November 3, 2010 there were 59,743,258  shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

PHARMACYCLICS, INC.
Form 10-Q

PART  I  -  FINANCIAL INFORMATION

Item 1.              Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED BALANCE SHEETS
(unaudited; in thousands)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$14,022	$51,199
Marketable securities	53,749	22,950
Accounts receivable	38	194
Prepaid expenses and other current assets	1,865	1,702
Total current assets	69,674	76,045
Property and equipment, net	504	459
Other assets	315	316
Total assets	$70,493	$76,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,029	$2,856
Accrued liabilities	988	1,054
Deferred revenue	4,166	6,099
Total current liabilities	8,183	10,009

Deferred rent	43	50
Total liabilities	8,226	10,059

Stockholders’ equity:
Preferred stock	-	-
Common stock	6	6
Additional paid-in capital	447,705	444,683
Accumulated other comprehensive income (loss)	1	(6)
Deficit accumulated during development stage	(385,445)	(377,922)
Total stockholders’ equity	62,267	66,761
Total liabilities and stockholders’ equity	$70,493	$76,820

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Period from Inception (April 19, 1991) Through September 30,
	2010	2009	2010
Revenues:
License and milestone revenues	$1,964	$-	$19,126
Contract and grant revenues	-	-	6,154
Total revenues	1,964	-	25,280
Operating expenses:
Research and development*	7,702	3,288	350,936
General and administrative*	1,834	1,533	94,010
Purchased in-process research and development	-	-	6,647
Total operating expenses	9,536	4,821	451,593
Loss from operations	(7,572)	(4,821)	(426,313)
Interest and other income (expense), net	49	(24)	40,868
Net loss	$(7,523)	$(4,845)	$(385,445)

Basic and diluted net loss per share	$(0.13)	$(0.12)
Weighted average shares used to compute basic and diluted net loss per share	59,278	40,993

*includes non-cash share based compensation of the following:
Research and development	$1,694	$158	$10,406
General and administrative	478	90	10,772

The accompanying notes are an integral part of these condensed financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended September 30,		Period From Inception (April 19, 1991) through September 30
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(7,523)	$(4,845)	$(385,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	63	15,584
Amortization of premium/discount on marketable securities, net	236	25	631
Amortization of debt discount	-	21	570
Gain on sale of marketable securities	-	-	50
Purchased in-process research and development	-	-	4,500
Share-based compensation expense	2,172	248	21,178
Common stock issued in exchange for services provided	-	-	15
Write-down of fixed assets	-	-	370
Changes in assets and liabilities:
Accounts receivable	156	629	(38)
Prepaid expenses and other assets	26	(249)	(1,992)
Accounts payable	173	447	3,029
Accrued liabilities	(66)	(171)	988
Deferred revenue	(1,933)	-	4,166
Deferred rent	(7)	(5)	43
Net cash used in operating activities	(6,701)	(3,837)	(336,351)

Cash flows from investing activities:
Purchase of property and equipment	(110)	(6)	(12,700)
Proceeds from sale of property and equipment	-	-	123
Purchases of marketable securities	(39,258)	(10,379)	(610,370)
Proceeds from sales of marketable securities	-	-	85,934
Proceeds from maturities of marketable securities	8,230	-	470,007
Net cash used in investing activities	(31,138)	(10,385)	(67,006)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	3	21,720	382,915
Exercise of stock options	659	12	8,745
Proceeds from related party notes payable	-	-	6,400
Proceeds from note payable	-	-	3,000
Issuance of convertible preferred stock, net of issuance costs	-	-	20,514
Payments under capital lease obligations	-	-	(3,881)
Repayment of notes payable	-	(314)	(314)
Net cash provided by financing activities	662	21,418	417,379

(Decrease)/Increase in cash and cash equivalents	(37,177)	7,196	14,022
Cash and cash equivalents at beginning of period	51,199	14,534	-
Cash and cash equivalents at end of period	$14,022	$21,730	$14,022

Supplemental disclosure of non-cash investing and financing activities:
Settlement of related party notes payable by issuance of common stock	$-	$6,086	$6,086
Property and equipment acquired under capital lease obligations	-	-	3,881
Warrants issued	-	-	49
Conversion of notes payable and accrued interest into convertible preferred stock	-	-	3,051

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

We have incurred significant operating losses since our inception in 1991, and as of September 30, 2010, had an accumulated deficit of approximately $385.4 million.  The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals.  These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  Our achieving profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and market our products.

Basis of Presentation

The accompanying interim condensed financial statements have been prepared by us, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The balance sheet at June 30, 2010 is derived from the audited balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.

Note 2 – Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 8,009,130 and 8,513,587 shares of common stock were outstanding at September 30, 2010 and 2009, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Note 3 – Share-Based Compensation

We grant options to purchase our common stock pursuant to our 2004 Equity Incentive Award Plan.

The components of share-based compensation recognized in our statements of operations for the three months ended September 30, 2010 and 2009 and since inception are as follows:

	Three Months Ended September 30,		Period From Inception (April 19, 1991) Through September 30,
	2010	2009	2010
Research and development	$1,694,000	$158,000	$10,406,000
General and administrative	478,000	90,000	10,772,000
Total share-based compensation	$2,172,000	$248,000	$21,178,000

During the three months ended September 30, 2009, we reversed $126,000 of previously recognized expense as a result of a change in our assessment of probability associated with the likelihood of achieving performance measures associated with certain outstanding performance-based options during the quarter.

The following table summarizes our stock option activity for the three months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance of June 30, 2010	7,521,144	$5.05
Options granted	115,430	1.82
Options exercised	(291,139)	2.91
Options forfeited	(210,555)	7.69
Balance at September 30, 2010	7,134,880	5.00

The accounting grant date for employee stock options with performance obligations is the date on which the performance goals have been defined and a mutual understanding of the terms has been reached. Generally options with performance obligations vest over a four year period, with the goals set and agreed upon each year.  Therefore, the table above does not include 303,750 and 475,500 performance options granted in fiscal 2010 and 2009, respectively, for which the performance criteria had not been established as of September 30, 2010.  Options granted include 95,000 performance options granted in prior periods which were converted to time-based vesting during the three months ended September 30, 2010. Excluding these converted options, the weighted average exercise price of options granted in the quarter was $6.77.

Employee Stock Purchase Plan. There were no sales under the Employee Stock Purchase Plan (“Purchase Plan”) in the three month periods ended September 30, 2010 and 2009.  Shares available for future purchase under the Purchase Plan were 417,546 at September 30, 2010.

Note 4 – Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains (losses) on marketable securities that are excluded from the results of operations. Our comprehensive losses were as follows:

	Three Months Ended September 30,
	2010	2009
Net loss	$(7,523,000)	$(4,845,000)
Change in net unrealized gains(losses)
on available-for-sale securities	7,000	(2,000)

Comprehensive loss	$(7,516,000)	$(4,847,000)

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

The following table sets forth our financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of September 30, 2010 and June 30, 2010 (in thousands).

	Estimated Fair Value	Basis of Fair Value Measurements
	as of September 30, 2010	Level 1	Level 2	Level 3
Money market funds	$5,177	$5,177	$-	$-
Corporate bonds	25,502	-	25,502	-
Government agency securities	36,757	-	36,757	-
Total cash equivalents and marketable securities	$67,436	$5,177	$62,259	$-

	Estimated Fair Value	Basis of Fair Value Measurements
	as of June 30, 2010	Level 1	Level 2	Level 3
Money market funds	$50,432	$50,432	$-	$-
Corporate bonds	8,003	-	8,003	-
Government agency securities	14,947	-	14,947	-
Total cash equivalents and marketable securities	$73,382	$50,432	$22,950	$-

The following is a summary of our available-for-sale securities at September 30, 2010 and June 30, 2010 (in thousands).

As of September 30, 2010	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$5,177	$-	$-	$5,177
Corporate bonds	25,506	4	(8)	25,502
Government agency securities	36,752	11	(6)	36,757
	67,435	15	(14)	67,436
Less cash equivalents	(13,687)	-	-	(13,687)
Total marketable securities	$53,748	$15	$(14)	$53,749

As of June 30, 2010	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$50,432	$-	$-	$50,432
Corporate bonds	8,019	-	(16)	8,003
Government agency securities	14,937	10	-	14,947
	73,388	10	(16)	73,382
Less cash equivalents	(50,432)	-	-	(50,432)
Total marketable securities	$22,956	$10	$(16)	$22,950

                At September 30, 2010, our marketable securities had the following contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$52,445	$52,446
One year to two years	1,303	1,303
Total	$53,748	$53,749

Note 6 – Agreements

Collaboration and License Agreement with Les Laboratoires Servier.   We are a party to a collaboration and license agreement with Les Laboratoires Servier ("Servier") to research, develop and commercialize PCI-24781, an orally active, novel, small molecule inhibitor of Pan HDAC enzymes.  Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the Pan HDAC inhibitor product worldwide except for the United States and will pay a royalty to Pharmacyclics on sales outside of the United States. Pharmacyclics will continue to own all rights within the United States. In May 2009, Pharmacyclics received an upfront payment of $11,000,000 from Servier, less applicable withholding taxes of $550,000, for a net receipt of $10,450,000.

Under the agreement Pharmacyclics will also receive $4,000,000 from Servier for research collaboration over a twenty-four month period, paid in equal increments every six months, of which $2,000,000 has been received through September 30, 2010 and an additional $1,000,000 was received in November, 2010. Servier is solely responsible for conducting and paying for all development activities outside the United States.  In addition, Pharmacyclics could also receive from Servier up to approximately $24,500,000 upon the achievement of certain future milestones up to and including commercialization, as well as royalty payments.

The collaboration and license agreement required us to enter into an agreement to supply drug product for Servier’s use in clinical trials.  During the quarter ending December 31, 2009, the supply agreement, which is considered part of the arrangement, was completed and executed.  Prior to the execution of the supply agreement, we did not meet the “evidence of an arrangement” criterion required for revenue recognition and therefore had deferred revenue recognition until the execution of the supply agreement.  Accordingly upon the execution of the drug supply agreement with Servier, we began recognizing revenue from our collaboration and license agreement.  Total revenue recognized in the three months ended September 30, 2010 was $1,964,000.

Celera Corporation.  In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation (now Celera Corporation) business.  Future milestone payments under the agreement, as amended, could total as much as $97 million, although we currently cannot predict if or when any of the milestones will be achieved.  Approximately two-thirds of the milestone payments relate to our HDAC Inhibitor program and approximately one-third relates to our Factor VIIa program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries.    There are no milestone payments related to our Btk program.  In addition to the milestone payments, Celera will be entitled to royalty payments based on annual sales of drugs commercialized from our HDAC Inhibitor, Factor VIIa and certain Btk Inhibitor programs.

Note 7 – Income Taxes

We may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically.  In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense.  We currently have open tax years in major jurisdictions that remain open due to the taxing authorities’ ability to adjust operating loss carry forwards.  We do not expect any material changes to our unrecognized tax benefits during the next twelve months.

Note 8 – Recent Accounting Pronouncements

In October 2009, the FASB issued two updates relating to revenue recognition. The first update eliminates the requirement that all undelivered elements in an arrangement with multiple deliverables have objective and reliable evidence of fair value before revenue can be recognized for items that have been delivered. The update also no longer allows use of the residual method when allocating consideration to deliverables. Instead, arrangement consideration is to be allocated to deliverables using the relative selling price method, applying a selling price hierarchy. Vendor specific objective evidence (VSOE) of selling price should be used if it exists. Otherwise, third party evidence (TPE) of selling price should be used. If neither VSOE nor TPE is available, the company’s best estimate of selling price should be used. The second update eliminates tangible products from the scope of software revenue recognition guidance when the tangible products contain software components and non-software components that function together to deliver the tangible products’ essential functionality. Both updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010, with prospective application for new or materially modified arrangements or retrospective application permitted. Early adoption is permitted. The same transition method and period of adoption must be used for both updates. The adoption of these updates had no effect on our financial statements.

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

In March 2010, the FASB issued new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. The new guidance is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The guidance may be applied prospectively to milestones achieved during the period of adoption or retrospectively for all prior periods. The adoption of this guidance had no effect on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2010.

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events, such as our future clinical and product development, financial performance and regulatory review of our product candidates. Our actual results could differ materially from any future performance suggested in this report as a result of various factors, including those discussed  elsewhere in this report, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and in our other Securities and Exchange Commission reports and filings. All forward-looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

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

We have incurred significant operating losses since our inception in 1991, and as of September 30, 2010, had an accumulated deficit of $385,445,000. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and market our products.

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

Trial Results as of August 31, 2010: A total of 47 relapsed/refractory and progressing patients with a variety of B cell malignancies were enrolled in 6 dose groups (1.25, 2.5, 5.0, 8.3, 12.5 mg/kg/day of standard dosing [4 weeks on / 1 week off] and 8.3 mg/kg/day continuous dosing). Forty-one of the enrolled patients had an on-treatment tumor assessment after completing two cycles of therapy and are evaluable for efficacy as of August 31, 2010. Twenty-one of these evaluable patients had a complete or partial response as their best response and eleven patients had stable diseases. This equates to a response rate of 51% in the evaluable patients (69% in CLL, 75% in Mantle, 42% in Follicular, 33% in Marginal and 38% in DLBCL). On an intent-to-treat (ITT) basis the overall response rate (ORR) was 45%.

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

We announced the Phase I trial results of our HDAC Inhibitor PCI 24781, tested in heavily pretreated relapsed lymphoma patients (those who had a response but the cancer reoccurred) and/or refractory lymphoma patients (those who had an earlier treatment that did not have an effect on the cancer). The results of this trial were published at the 51st Annual Meeting of the American Society for Hematology in December of 2009. In a review of the clinical data at the end of the Phase I dose-escalation portion of the current lymphoma trial, we found that PCI-24781 produced encouraging efficacy results with minimal toxicity when administered as a single agent. Among 16 lymphoma patients evaluated for disease control after the completion of at least 2 treatment cycles, we observed 1 complete response (follicular lymphoma), 4 partial responses (2 follicular lymphoma, 1 diffuse large B-cell lymphoma, 1 mantle cell lymphoma) and 7 patients with stable disease.  Of the 4 follicular lymphoma patients evaluated in this trial, 3 had objective response and one manifested stable disease. The HDAC Inhibitor PCI-24781 has demonstrated a good safety profile in approximately 90 patients treated so far, with the main dose-limiting toxicity observed being a rapidly reversible thrombocytopenia (a decrease in platelets, which are blood cells necessary for clotting). This effect is common among HDAC inhibitors and is considered a class effect, related to the pharmacologic mechanism of action. The duration and severity of the thrombocytopenia is being successfully managed using novel dose scheduling strategies that we have developed and tested in the clinic.

In preclinical models, we have identified synergy of the Pharmacyclics HDAC inhibitor PCI-24781 with several approved cancer therapeutics, and some of these combinations are being or will be tested in the clinic, including a trial testing PCI-24781 with doxorubicin to treat sarcoma patients (sarcoma is a cancer of soft tissues).  This trial is co-sponsored by investigators at Massachusetts General Hospital and Dana-Farber / Harvard Cancer Center. During this trial we will also test the novel biomarker RAD51 that we have developed in collaboration with scientists at Stanford University (Adimoolam et al., Proc Natl Acad Sci USA 2007; 104:19482-7), which may be useful as predictive biomarker in clinical testing by improving patient selection.

In April 2009, we entered into a collaboration agreement with Les Laboratoires Servier ("Servier")  pursuant to which Pharmacyclics granted to Servier an exclusive license for its pan-HDAC inhibitors, including PCI-24781, for territories throughout the world excluding the United States. Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the pan-HDAC inhibitor product worldwide except for the United States and will pay a royalty to Pharmacyclics on sales outside of the United States. Pharmacyclics will continue to own all rights to develop and commercialize within the United States.  Servier is committing resources to the clinical development of Pharmacyclics HDAC Inhibitor PCI-24781. During our fiscal year 2010 we signed a supply agreement and delivered to Servier 10 kg of PCI-24781 drug substance, to support their Phase I and Phase II clinical development program.

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

Results of Operations

Revenue

	Three Month Ended September 30,
	2010	2009

License and milestone revenue	$1,964,000	$-

We recorded $1,964,000 in revenue for the three months ended September 30, 2010 associated with our collaboration and license agreement with Servier which was entered into in April 2009. Given that the deliverables under the collaboration agreement with Servier did not meet criteria in the accounting rules for separation (e.g., no separately identifiable fair value), the arrangement is being treated as a single unit-of-accounting for purposes of revenue recognition. We recognize the combined unit of accounting over the estimated period required to complete the research activities (two years), which coincides with the delivery period for all substantive obligations or “deliverables” associated with this agreement.  Of the total revenue for the three months ended September 30, 2010, $1,387,000 represents the amortization of the $11,000,000 upfront payment from Servier received in April 2009 and the remainder represents the pro-rata completion of services associated with research payments, our supply commitment and reimbursement of patent expenses.

The collaboration and license agreement required us to enter into an agreement to supply drug product for Servier’s use in clinical trials. As the supply agreement is considered part of the arrangement we deferred recognition of all revenue under the Servier collaboration agreement until the supply agreement was completed and executed. We completed the drug supply agreement with Servier and began recognizing revenue in the second quarter ended December 31, 2009 and therefore had no revenue in the three months ended September 30, 2009.

Research and Development

	Three Month Ended September 30,		Percent
	2010	2009	Change

Research and development	$7,702,000	$3,288,000	134%

The increase of 134% or $4,414,000 in research and development expenses for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 was primarily due to a $1,536,000 increase in stock compensation expense, a $753,000 increase in third-party clinical trial costs, a $675,000 increase in drug manufacturing charges related to our Btk, HDAC and Factor VIIa programs, a $496,000 increase in toxicology and pharmacology charges related to our Btk program, a $352,000 increase in payroll and payroll-related costs due to increased personnel, a $425,000 increase in consulting and other outside research costs and a $162,000 increase in lab supply costs.

Research and development costs are identified as either directly attributed to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist of personnel costs directly associated with a program, preclinical study costs, clinical trial costs, and related clinical drug and device development and manufacturing costs, drug formulation costs, contract services and other research expenditures. Indirect costs consist of personnel costs not directly associated with a program, overhead and facility costs and other support service expenses. The following table summarizes our principal product development initiatives, including the related stages of development for each product, the direct costs attributable to each product and total indirect costs for each respective period. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Direct costs by program and indirect costs are as follows:

			Related R&D Expenses Three Months Ended September 30,
Program	Description	Phase of Development	2010	2009

Btk Inhibitors	Cancer/autoimmune	Phase Ia/Ib	$3,980,000	$1,004,000

HDAC Inhibitors	Cancer/autoimmune	Phase I/II	661,000	632,000

Factor VIIa	Cancer	Phase II	740,000	526,000

MGd	Cancer	Phase II	9,000	32,000

Total direct costs			5,390,000	2,194,000
Indirect costs			2,312,000	1,094,000
Total research and development expenses			$7,702,000	$3,288,000

General and Administrative

	Three Months Ended September 30,		Percent
	2010	2009	Change
General and administrative expenses	$1,834,000	$1,533,000	20%

General and administrative expenses increased by 20% or $301,000 in the three months ended September 30, 2010 compared with the three months ended September 30, 2009.  This was primarily due to a $388,000 increase in stock compensation expense in the 2010 quarter that was partially offset by lower consulting fees.

Interest and Other, Net

	Three Months Ended September 30,		Percent
	2010	2009	Change
Interest income	$49,000	$19,000	158%
Interest expense	-	(43,000)	-
Interest and other income (expense), net	$49,000	$(24,000)	304%

The increase of 304% or $73,000 in interest and other income (expense), net for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 was primarily due to higher average invested balances and the absence of $43,000 of interest expense associated with $6,400,000 in related party loans which were outstanding for part of the first quarter of fiscal 2010.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and also proceeds from collaborative research and development agreements, as well as interest income.

As of September 30, 2010, we had approximately $67,771,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities of $6,701,000 during the three months ended September 30, 2010 was $2,864,000, or 75% higher than the net cash used in operating activities during the three months ended September 30, 2009.  This increase is primarily due to a higher net loss after adjusting for share-based compensation expense and changes in deferred revenue in the 2010 period.

Net cash used in investing activities of $31,138,000 and $10,385,000 in the three months ended September 30, 2010 and 2009, respectively, consisted primarily of net purchases of marketable securities.

Net cash provided by financing activities of $662,000 for the three months ended September 30, 2010 resulted from the exercise of stock options.  Net cash provided by financing activities of $21,418,000 for the three months ended September 30, 2009 was primarily due to $27,800,000 in net proceeds from the sale of approximately 22.5 million shares of common stock in a Rights Offering completed in July 2009.

In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation (now Celera Corporation) business.  Future milestone payments under the agreement, as amended, could total as much as $97 million, although we currently cannot predict if or when any of the milestones will be achieved.  Approximately two-thirds of the milestone payments relate to our HDAC Inhibitor program and approximately one-third relates to our Factor VIIa program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries.  There are no milestone payments related to our Btk program.  In addition to the milestone payments, Celera will be entitled to royalty payments based on annual sales of drugs commercialized from our HDAC Inhibitor, Factor VIIa and certain Btk Inhibitor programs.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, we cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be highly dilutive, or otherwise disadvantageous, to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to respond to competitive pressures or unanticipated requirements to develop our product candidates and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operation.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended September 30, 2010, compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no significant change in our exposure to market risk since June 30, 2010.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the first fiscal quarter of 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance and Administration. Based upon that evaluation, our Chief Executive Officer and our Vice President, Finance and Administration have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Vice President, Finance and Administration, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting: There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART        II.             OTHER INFORMATION

Item           1.              Legal Proceedings

Not Applicable.

Item           1A.              Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Pharmacyclics, Inc.
(Registrant)

Dated:	November 5, 2010	By:	/s/ ROBERT W. DUGGAN
Robert W. Duggan
Chairman of the Board and Chief Executive Officer

Dated:	November 5, 2010	By:	/s/ RAINER M. ERDTMANN
Rainer M. Erdtmann
Vice President, Finance & Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.

32.1	Section 1350 Certifications of CEO and CFO.