Form 10-Q
period 2010-12-31
PHARMACYCLICS INC
filed 2011-02-08
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 2, 2011 there were 59,916,101 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

PHARMACYCLICS, INC.
Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands)

	December 31,	June 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$17,839	$51,199
Marketable securities	43,771	22,950
Accounts receivable	45	194
Prepaid expenses and other current assets	1,706	1,702
Total current assets	63,361	76,045
Property and equipment, net	536	459
Other assets	315	316
Total assets	$64,212	$76,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,693	$2,856
Accrued liabilities	790	1,054
Deferred revenue	2,368	6,099
Total current liabilities	6,851	10,009
Deferred rent	36	50
Total liabilities	6,887	10,059

Stockholders' equity:
Preferred stock	-	-
Common stock	6	6
Additional paid-in capital	450,266	444,683
Accumulated other comprehensive loss	(3)	(6)
Deficit accumulated during development stage	(392,944)	(377,922)
Total stockholders' equity	57,325	66,761
Total liabilities and stockholders’ equity	$64,212	$76,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,		Period From Inception (April 19, 1991) through December 31,
	2010	2009	2010	2009	2010

Revenues:
License and milestone revenues	$2,824	$4,702	$4,788	$4,702	$21,950
Contract and grant revenues	-	-	-	-	6,154
Total revenues	2,824	4,702	4,788	4,702	28,104
Operating expenses:
Research and development*	8,256	3,723	15,958	7,011	359,192
General and administrative*	2,093	1,765	3,927	3,298	96,103
Purchased in-process research and development	-	-	-	-	6,647
Total operating expenses	10,349	5,488	19,885	10,309	461,942
Loss from operations	(7,525)	(786)	(15,097)	(5,607)	(433,838)
Interest and other income (expense), net	26	18	75	(6)	40,894
Loss before benefit from income taxes	(7,499)	(768)	(15,022)	(5,613)	(392,944)
Benefit from income taxes	-	550	-	550	-
Net loss	$(7,499)	$(218)	$(15,022)	$(5,063)	$(392,944)

Basic and diluted net loss per share	$(0.13)	$(0.00)	$(0.25)	$(0.11)

Weighted average shares used to compute basic and diluted net loss per share	59,715	50,076	59,497	45,535

* includes non-cash share based compensation of the following:
Research and development	$1,267	$216	$2,961	$374	$11,673
General and administrative	671	356	1,149	446	11,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended December 31,		Period From Inception (April 19, 1991) through December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(15,022)	$(5,063)	$(392,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128	119	15,647
Amortization of premium/discount on marketable securities, net	561	127	956
Amortization of debt discount	-	21	570
Gain on sale of marketable securities	-	-	50
Purchased in-process research and development	-	-	4,500
Share-based compensation expense	4,110	820	23,116
Common stock issued in exchange for services provided	-	-	15
Write-down of fixed assets	-	-	370
Changes in assets and liabilities:
Accounts receivable	149	57	(45)
Prepaid expenses and other assets	(3)	(1,141)	(2,021)
Accounts payable	837	724	3,693
Accrued liabilities	(264)	(72)	790
Deferred revenue	(3,731)	(3,129)	2,368
Deferred rent	(14)	(9)	36
Net cash used in operating activities	(13,249)	(7,546)	(342,899)

Cash flows from investing activities:
Purchase of property and equipment	(205)	(25)	(12,795)
Proceeds from sale of property and equipment	-	-	123
Purchase of marketable securities	(42,613)	(25,157)	(613,725)
Proceeds from sales of marketable securities	-	-	85,934
Proceeds from maturities of marketable securities	21,234	2,450	483,011
Net cash used in investing activities	(21,584)	(22,732)	(57,452)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	274	21,744	383,186
Exercise of stock options	1,199	81	9,285
Proceeds from related party notes payable	-	-	6,400
Proceeds from note payable	-	-	3,000
Issuance of convertible preferred stock, net of issuance costs	-	-	20,514
Payments under capital lease obligations	-	-	(3,881)
Repayment of notes payable	-	(314)	(314)
Net cash provided by financing activities	1,473	21,511	418,190

(Decrease)/Increase in cash and cash equivalents	(33,360)	(8,767)	17,839
Cash and cash equivalents at beginning of period	51,199	14,534	-
Cash and cash equivalents at end of period	$17,839	$5,767	$17,839

Supplemental disclosure of non-cash investing and financing activities:
Settlement of related party notes payable by issuance of common stock	$-	$6,086	$6,086
Property and equipment acquired under capital lease obligations	-	-	3,881
Warrants issued	-	-	49
Conversion of notes payable and accrued interest into convertible preferred stock	-	-	3,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We have incurred significant operating losses since our inception in 1991, and as of December 31, 2010, had an accumulated deficit of approximately $392,944,000.  The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals.  These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  Our achieving profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and market our products.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Pharmacyclics, Inc. and our wholly-owned subsidiary, Pharmacyclics (Europe) Limited. There has been no significant financial activity to date related to the subsidiary. All intercompany accounts and transactions have been eliminated. The U.S. dollar is our functional currency for all of our consolidated operations.

The interim condensed consolidated financial statements have been prepared by us, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Note 2 – Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 8,678,926 and 7,604,263 shares of common stock were outstanding as of December 31, 2010 and 2009, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Note 3 – Share-Based Compensation

We grant options to purchase our common stock pursuant to our 2004 Equity Incentive Award Plan.

The components of share-based compensation recognized in our statements of operations for the three and six months ended December 31, 2010 and 2009 and since inception are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,		Period From Inception (April 19, 1991) through December 31,
	2010	2009	2010	2009	2010
Research and development	$1,267,000	$216,000	$2,961,000	$374,000	$11,673,000
General and administrative	671,000	356,000	1,149,000	446,000	11,443,000
Total share-based compensation	$1,938,000	$572,000	$4,110,000	$820,000	$23,116,000

The following table summarizes our stock option activity for the six months ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2010	7,521,144	$5.05
Options granted	1,190,296	6.51
Options exercised	(502,082)	2.39
Options forfeited	(309,682)	8.90
Balance at December 31, 2010	7,899,676	5.29

The accounting grant date for employee stock options with performance obligations is the date on which the performance goals have been defined and a mutual understanding of the terms has been reached. Generally options with performance obligations vest over a four year period, with the goals set and agreed upon each year.  Therefore, the table above does not include 303,750 and 475,500 performance options granted in fiscal 2010 and 2009, respectively, for which the performance criteria had not been established as of December 31, 2010.  Options granted include 95,000 performance options granted in prior periods which were converted to time-based vesting during the three months ended September 30, 2010. Excluding these converted options, the weighted average exercise price of options granted in the six months ended December 31, 2010 was $7.01.

Employee Stock Purchase Plan. Sales under the Purchase Plan in the six months ended December 31, 2010 and 2009 were 137,492 and 17,867 shares of common stock at an average price of $1.97 and $1.40, respectively.  Shares available for future purchase under the Purchase Plan were 280,054 at December 31, 2010.

Note 4 – Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains (losses) on marketable securities that are excluded from the results of operations. Our comprehensive losses were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net loss	$(7,499,000)	$(218,000)	$(15,022,000)	$(5,063,000)
Change in net unrealized gain (losses) on available-for-sale securities	(4,000)	(17,000)	3,000	(19,000)

Comprehensive loss	$(7,503,000)	$(235,000)	$(15,019,000)	$(5,082,000)

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

The following table sets forth our financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of December 31, 2010 and June 30, 2010 (in thousands).

	Estimated	Basis of Fair Value Measurements
	Fair Value as of December 31, 2010	Level 1	Level 2	Level 3
Money market funds	$15,201	$15,201	$-	$-
Corporate bonds	18,454	-	18,454	-
Government agency securities	26,187	-	26,187	-
US agency securities*	1,224	-	1,224	-
Total cash equivalents and marketable securities	$61,066	$15,201	$45,865	$-

	Estimated	Basis of Fair Value Measurements
	Fair Value as of June 30, 2010	Level 1	Level 2	Level 3
Money market funds	$50,432	$50,432	$-	$-
Corporate bonds	8,003	-	8,003	-
Government agency securities	14,947	-	14,947	-
Total cash equivalents and marketable securities	$73,382	$50,432	$22,950	$-

*All US agency securities are FDIC Insured.

The following is a summary of our available-for-sale securities at December 31, 2010 and June 30, 2010 (in thousands).

As of December 31, 2010	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$15,201	$-	$-	$15,201
Corporate bonds	18,456	3	(5)	18,454
Government agency securities	26,208	6	(27)	26,187
US agency securities	1,225	-	(1)	1,224
	61,090	9	(33)	61,066
Less cash equivalents	17,316	-	(21)	17,295
Total marketable securities	$43,774	$9	$(12)	$43,771

As of June 30, 2010	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$50,432	$-	$-	$50,432
Corporate bonds	8,019	-	(16)	8,003
Government agency securities	14,937	10	-	14,947
	73,388	10	(16)	73,382
Less cash equivalents	50,432	-	-	50,432
Total marketable securities	$22,956	$10	$(16)	$22,950

At December 31, 2010, our marketable securities had the following contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$43,774	$43,771
One year to two years	-	-
Total	$43,774	$43,771

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

Under the agreement Pharmacyclics will also receive $4,000,000 from Servier for research collaboration over a twenty-four month period, paid in equal increments every six months, of which $3,000,000 has been received through December 31, 2010.  Servier is solely responsible for conducting and paying for all development activities outside the United States.  In addition, Pharmacyclics could also receive from Servier up to approximately $24,500,000 upon the achievement of certain future milestones up to and including commercialization, as well as royalty payments.

The collaboration and license agreement required us to enter into an agreement to supply drug product for Servier’s use in clinical trials.  During the quarter ending December 31, 2009, the supply agreement, which is considered part of the arrangement, was completed and executed.  Prior to the execution of the supply agreement, we did not meet the “evidence of an arrangement” criterion required for revenue recognition and therefore had deferred revenue recognition until the execution of the supply agreement.  Accordingly upon the execution of the drug supply agreement with Servier in the three months ended December 31, 2009, we began recognizing revenue from our collaboration and license agreement.  Total revenue recognized under the collaboration and license agreement in the three months ended December 31, 2010 and 2009 was $2,824,000 and $4,702,000, respectively.  The revenue recognized in the three months ended December 31, 2009 included $1,211,000 of revenue attributable to the period from April 2009 (when the collaboration agreement was signed) to June 30, 2009, had the supply agreement been completed in April 2009.

Celera Corporation.  In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation (now Celera Corporation) business.  Future milestone payments under the agreement, as amended, could total as much as $97,000,000, although we currently cannot predict if or when any of the milestones will be achieved.  Approximately two-thirds of the milestone payments relate to our HDAC Inhibitor program and approximately one-third relates to our Factor VIIa program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries.    There are no milestone payments related to our Btk program.  In addition to the milestone payments, Celera will be entitled to royalty payments based on annual sales of drugs commercialized from our HDAC Inhibitor, Factor VIIa and certain Btk Inhibitor programs.

Note 7 – Income Taxes

In the year ended June 30, 2009, we recorded a $550,000 income tax provision as result of a withholding taxes paid on the $11,000,000 upfront licensing payment received from Servier.  In the quarter ended December 31, 2009, we recorded a $550,000 income tax receivable related to a tax credit resulting from a December 2009 tax treaty revision enacted between France and the United States that eliminates withholding taxes related to licensing agreements and provides that prior withholding taxes may be reclaimed.

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

Note 8 – Therapeutic Discovery Project Tax Credit

      During the quarter ended December 31, 2010 the company has been awarded a Therapeutic Discovery Project Tax Credit (“TDP”) under Section 48D of the Internal Revenue Code for each of the company’s submitted programs (PCI-32765 Btk Inhibitor, PCI-24781 HDAC Inhibitor and PCI-27483 Factor VIIa Inhibitor). The company received the maximum available pro rata government allocation under TDP, which totaled to $586,000 net of related expenses. This amount was credited in full against research and development expenses during the quarter ended December 31, 2010.

Note 9 – Recent Accounting Pronouncements

 In October 2009, the FASB issued two updates relating to revenue recognition. The first update eliminates the requirement that all undelivered elements in an arrangement with multiple deliverables have objective and reliable evidence of fair value before revenue can be recognized for items that have been delivered. The update also no longer allows use of the residual method when allocating consideration to deliverables. Instead, arrangement consideration is to be allocated to deliverables using the relative selling price method, applying a selling price hierarchy. Vendor specific objective evidence (VSOE) of selling price should be used if it exists. Otherwise, third party evidence (TPE) of selling price should be used. If neither VSOE nor TPE is available, the company’s best estimate of selling price should be used. The second update eliminates tangible products from the scope of software revenue recognition guidance when the tangible products contain software components and non-software components that function together to deliver the tangible products’ essential functionality. Both updates require expanded qualitative and quantitative disclosures and were effective for fiscal years beginning on or after June 15, 2010, with prospective application for new or materially modified arrangements or retrospective application permitted. Early adoption is permitted. The same transition method and period of adoption must be used for both updates. The adoption of these updates had no effect on our financial statements.

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

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition-Milestone Method (ASC 605).” This update provides new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. The new guidance is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The guidance may be applied prospectively to milestones achieved during the period of adoption or retrospectively for all prior periods. The adoption of this guidance had no effect on our financial statements.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases.  Our mission and goal is to build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs; and to identify promising product candidates based on scientific development expertise, develop our products in a rapid, cost-efficient manner and pursue commercialization and/or development partners when and where appropriate.

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

We have incurred significant operating losses since our inception in 1991, and as of December 31, 2010, had an accumulated deficit of approximately $392,944,000. The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and commercialize our products.

Bruton’s Tyrosine Kinase (Btk) Inhibitor for oncology, PCI-32765 is an orally active small molecule inhibitor of Bruton’s tyrosine kinase (Btk) that is being developed by Pharmacyclics for the treatment of patients with B-cell lymphoma or leukemia (B-cells are white blood cells and are an important part of our immune system, B-cell lymphoma and leukemia are types of blood cancers).  Btk plays a prominent role in the development as well as the survival of white blood cells, in particular B-cells. B-cell lymphocyte maturation is mediated by B-cell receptor (BCR) signal transduction and Btk is part of the BCR signaling pathway. Recent studies indicate that some large B-cell lymphomas have proteins that are activated and lie downstream of the BCR and that Btk inhibition can induce apoptosis (i.e. cell death) in these B-cells. BCR signaling is also thought to promote cancer cell expansion and survival in chronic lymphocytic leukemia, a prevalent blood cancer. In preclinical models, inhibition of Btk by PCI-32765 led to apoptosis in multiple malignant B-cell lines, and inhibited B-cell lymphoma progression in vivo. Data from two presentations at the 2010 American Society of Hematology (ASH) Annual Meeting together suggested a model whereby PCI-32765 directly affects CLL cells by inducing programmed cell death, and also blocks the ability of CLL cells to migrate to and to adhere to lymph nodes, a protective environment where the tumors grow. The clinical results presented at the 2010 ASH Annual Meeting appear to bear out these combined mechanisms, with evidence of impairment of both homing to lymph nodes and cell viability in the typical clinical response to PCI-32765.

A multicenter U.S. Phase IA trial in B-cell lymphoma was designed to determine the safety and tolerability of our Btk Inhibitor PCI-32765, and to evaluate effects of Btk inhibition (using pharmacodynamic assays) and tumor response. We reported interim results of the trial as an oral presentation at the American Society of Hematology (ASH) Annual meeting held on December 4-7, 2010. Our abstract was selected to be presented in an oral Session (Publication Number: 96, Submission ID: 34320, Abstract title: The Btk Inhibitor, PCI-32765, Induces Durable Responses with Minimal Toxicity In Patients with Relapsed/Refractory B-Cell Malignancies: Results From a Phase I Study).

Trial Results presented at the ASH meeting included a total of 56 relapsed/refractory and progressing patients with a variety of B cell malignancies which were enrolled in 6 dose groups (1.25, 2.5, 5.0, 8.3, 12.5 mg/kg/day of standard dosing [4 weeks on / 1 week off] and 8.3 mg/kg/day continuous dosing). Forty-eight of the enrolled patients had an on-treatment tumor assessment after completing two cycles of therapy and are evaluable for efficacy as of November 30, 2010. Twenty-five of these evaluable patients had a complete or partial response as their best response and eleven patients had stable diseases. This equates to a response rate of 52% in the evaluable patients (69% in Chronic Lymphocytic Leukemia [CLL]/ Small Lymphocytic Lymphoma [SLL], 78% in Mantle Cell Lymphoma [MCL], 31% in Follicular Lymphoma, 33% in Marginal Zone Lymphoma [MZL], and 29% in Diffuse Large B-Cell Lymphoma [DLBCL]). On an intent-to-treat (ITT) basis the overall response rate (ORR) was 45%.  With longer-term follow-up of this Phase IA trial, PCI-32765 continues to be well tolerated. As reported previously, only two patients of the enrolled 56 patients have experienced a dose limiting toxicity (DLT) on this trial (drug hypersensitivity and delay in dosing due to neutropenia for 7 days). The overall rate of grade >3 adverse events continues to be low, and significant hematologic toxicities have been uncommon (<5% incidence of grade >3 neutropenia or thrombocytopenia). No adverse events related to liver or renal function have been reported. To date, there appears to be no dose-toxicity relationship, and there is no evidence of cumulative toxicity in patients receiving treatment for >6 months. There have been only three serious adverse events that were considered drug related to the study treatment.

We also reported interim pooled results of our Phase IB in combination with CLL/SLL patients from our Phase IA trial in an oral presentation at the ASH meeting, December 4-7, 2010. The abstract describes clinical data from an analysis of 54 CLL/SLL patients from a Phase IA (N=16) and a Phase IB/II (N=38) study.  Patients from the Phase IA trial have relapsed/refractory CLL/SLL and have been treated for a median of approximately 8 months, while patients on the Phase IB/II trial include two cohorts—one with relapsed or refractory disease and one with treatment-naïve disease—who were just recently enrolled. (Publication Number:  57, Submission ID: 34300, Abstract title: “The Bruton’s Tyrosine Kinase Inhibitor PCI-32765 is Well Tolerated and Demonstrates Promising Clinical Activity In Chronic Lymphocytic Leukemia (CLL) and Small Lymphocytic Lymphoma (SLL): An Update on Ongoing Phase 1 Studies”).

Response data from this pooled analysis as of November 30, 2010 is based on strict application of standard response criteria, with an additional outcome category termed “nodal response with lymphocytosis”. This category describes patients with substantial lymph node (LN) shrinkage who have not yet achieved a 50% decrease of malignant B cells in the circulating blood (lymphocytosis). The inclusion of this category is necessary because of the unique characteristics of response to this agent, especially early in treatment.  From the Phase IA trial, with approximately 8 months median follow-up, 1 patient achieved a complete response (CR) and 8/13 evaluable patients achieved a partial response (PR) for an objective response rate of 69%. Two additional patients achieved a nodal response with lymphocytosis (15%) and 2 patients had stable disease (SD).  Of note, 3 of the patients now classified as partial responses were initially nodal response with lymphocytosis earlier in treatment. In the Phase IB/II trial, with less than 2 months median follow-up, 8/32 evaluable patients achieved a PR (25%) by standard response criteria with an additional 17/32 (53%) achieving a nodal response with lymphocytosis.  Six other patients had SD. As noted previously, study of the patients from the Phase IA trial suggest that blood lymphocytosis decreases over time on treatment and patients who initially are described as nodal responses with lymphocytosis may achieve a PR by standard response criteria with continued therapy.

Bruton’s Tyrosine Kinase (Btk) Inhibitor, PCI-45292 is an orally-active small molecule inhibitor of Bruton’s tyrosine kinase that is being developed by Pharmacyclics for the treatment of patients with autoimmune diseases. Most recently we presented a poster at the at the American College of Rheumatology National Meeting in Atlanta, November 5-11, 2010, describing the mechanism of action and providing new preclinical data (Title: PCI-45292, a Novel Btk Inhibitor with Optimized Pharmaceutical Properties, Demonstrates Potent Activities in Mouse Models of Arthritis"). We also started IND-enabling preclinical safety studies with this molecule. Pharmacyclics is intending to complete the in-life phase of these studies by the end of 2010 and is planning to file an IND (Investigational New Drug Application) in the late second quarter of calendar 2011. Compared to PCI-32765, PCI-45292 was shown to have increased selectivity for Btk inhibition, a reduced potential for off-target protein binding, and improved metabolic stability. PCI-45292 ameliorated inflammation in collagen-induced arthritis models. Therefore we believe that PCI-45292 has the qualities to potentially become a new oral disease modifying anti-rheumatic drug (DMARD).

Factor VIIa Inhibitor, PCI-27483 is a potent and selective first-in-human small molecule inhibitor of coagulation (clotting) Factor VIIa. PCI-27483 suppresses the active form of Factor VII (FVIIa) that arises from interaction with the cell surface membrane protein known as tissue factor (TF). The FVIIa:TF complex is found at elevated levels in cancers of the pancreas, stomach, colon and lung.  The activity of this complex triggers a host of patho-physiologic processes that facilitate tumor blood vessel formation (angiogenesis), growth and metastases.  In pancreatic cancer patients, elevated levels of the FVIIa:TF complex correlates with an increased propensity to develop thromboses, also known as blood clots. Studies in laboratory animals indicate that PCI-27483 inhibits the growth of tumors that express TF.

We have completed a Phase I testing of Factor VIIa Inhibitor PCI-27483 in healthy volunteers. The primary objective of the ascending dose Phase I study was to assess the pharmacodynamic and pharmacokinetic profiles (i.e. the relationship between drug level and pharmacological response) of FVIIa Inhibitor PCI-27483 following a single, subcutaneous injection.  In addition, the safety and tolerability of our FVIIa Inhibitor was evaluated. The drug was well tolerated and no adverse event was observed at any dose level.  The International Normalized Ratio (INR) of prothrombin time, a simple laboratory test for coagulation, was used to measure pharmacodynamic effect at dose levels of 0.05, 0.20, 0.80 and 2.0 mg/kg.  A mean peak INR of 2.7 was achieved without adverse effects at the highest dose level administered. The target INR range for oral anti-coagulants i.e. Coumadin, is between 2 and 3.

A multicenter Phase I/II study began with FVIIa Inhibitor PCI-27483 in the fourth quarter of calendar 2009. The study is enrolling patients with locally advanced or metastatic pancreatic cancer that are either receiving or are planned to receive gemcitabine therapy.  In the Phase I portion of the study, ascending repeated doses of PCI-27483 were evaluated in 8 patients receiving concomitant gemcitabine therapy.  PCI-27483 was administered twice daily by subcutaneous injection at dosages ranging from 0.8 to 1.5 mg/kg.  Data results from this Phase I portion of the study in patients with pancreatic cancer were reported at the 2011 GI Cancers Symposium on January 21, 2011.  The primary endpoint of the Phase I portion of the study was safety. Twice daily subcutaneous administration of PCI-27483 at 0.8 and 1.2 mg/kg were associated with dose-dependent and plasma concentration-dependent increases in INR values and PCI-27483 was well tolerated at doses up to 1.5 mg/kg twice daily.  The targeted peak and trough INR values (3 and 2, respectively) were achieved, on average, at a PCI-27483 dose of 1.2 mg/kg twice daily.  Among the 5 patients in Phase I considered evaluable, all 5 had stable disease at week 12 and opted to extend treatment with PCI-27483.  Three of the 5 patients have a progression free survival ≥ 30 weeks (7 months). None of the patients receiving PCI-27483 experienced a thromboembolic event.  The Phase II portion of the study has now started and patients are being randomized into two groups to receive either gemcitabine alone or gemcitabine plus PCI-27483 (1.2 mg/kg twice daily).  For both phases of the study, the planned duration of treatment with PCI-27483 is 12 weeks.  Patients with stable disease at the end of 12 weeks have the option to continue PCI-27483 treatment until disease progression. The objectives of the study are to: a) assess the safety of Pharmacyclics FVIIa Inhibitor PCI-27483 at pharmacologically active dose levels; b) to assess potential inhibition of tumor progression and c) obtain initial information of the effects on the incidence of thromboembolic events.

Histone Deacetylase (HDAC) Inhibitor, PCI-24781 is an orally-bioavailable histone deacetylase inhibitor that is currently in multiple clinical trials, including a Phase I trial in patients with advanced solid tumors, a Phase I/II trial in patients with recurrent lymphomas and a Phase I/II trial in sarcoma patients (in combination with doxorubicin, an anti tumor agent).  Histone deacetylases are cellular enzymes whose functions include turning gene expression off and on. PCI-24781 targets histone deacetylase (HDAC) enzymes and inhibits their function.  We have shown that PCI-24781 impacts the cell by multiple mechanisms including a re-expression of tumor suppressors, disruption of DNA repair mechanisms, cell cycle inhibition and by generating an increase in reactive oxygen species, all of which may contribute to tumor cell toxicity.  Previous clinical trials have demonstrated that our HDAC Inhibitor PCI-24781 has favorable systemic elimination properties when dosed orally, and inhibits the target enzymes.  Clinical response or control of tumor growth has been recorded in the three single-agent clinical trials to date.

Most recently we presented a poster titled “The Histone Deacetylase (HDAC) Inhibitor PCI-24781 decreases pro-inflammatory cytokine secretion in vitro and in vivo and protects against endotoxemia in a sepsis model” at the American Society of Hematology (ASH) in Orlando December 4-7, 2010. The poster by Balasubramanian et al focuses on the anti-inflammatory properties of our HDAC inhibitor, PCI-24781.  Through modulation of the NF-kB pathway, PCI-24781 potently inhibits the transcription and secretion of pro-inflammatory cytokines and other mediators produced by myeloid cells.  As a result, PCI-24781 is effective in treating inflammatory disorders, as demonstrated by the potent inhibition of LPS-induced endotoxemia in a mouse model of sepsis.

We tested our HDAC Inhibitor PCI 24781 in heavily pretreated relapsed lymphoma patients and/or refractory lymphoma patients. The results of this Phase I trial were presented at the ASH Annual Meeting in December of 2009. We found that PCI-24781 produced encouraging efficacy results with minimal toxicity when administered as a single agent. Among 16 lymphoma patients evaluated for disease control after the completion of at least 2 treatment cycles, we observed 1 complete response (follicular lymphoma), 4 partial responses (2 follicular lymphoma, 1 diffuse large B-cell lymphoma, 1 mantle cell lymphoma) and 7 patients with stable disease.  Of the 4 follicular lymphoma patients evaluated in this trial, 3 had objective response and one manifested stable disease. Three of the responders are still continuing on trial after 22, 18 & 17 cycles of treatment respectively.  Currently we are enrolling patients in the Phase II portion of this trial in patients with follicular lymphoma.

The HDAC Inhibitor PCI-24781 has demonstrated a good safety profile in over 100 patients treated so far, with the main dose-limiting toxicity observed being a rapidly reversible thrombocytopenia (a decrease in platelets, which are blood cells necessary for clotting). This effect is common among HDAC inhibitors and is considered a class effect, related to the pharmacologic mechanism of action.  The duration and severity of the thrombocytopenia is being successfully managed using novel dose scheduling strategies that we have developed and tested in the clinic.

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

In April 2009, we entered into a collaboration agreement with Les Laboratoires Servier ("Servier") pursuant to which Pharmacyclics granted to Servier an exclusive license for its pan-HDAC inhibitors, including PCI-24781, for territories throughout the world excluding the United States. Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the pan-HDAC inhibitor product worldwide except for the United States and will pay milestone payments and on sales outside the US a royalty to Pharmacyclics. Pharmacyclics will continue to own all rights to develop and commercialize within the United States.

Histone Deacetylase-8 (HDAC8) Isoform-specific Inhibitor Program is at the preclinical lead optimization stage.  A poster presentation describing the lead optimization and preclinical development of our HDAC8 isoform-specific inhibitors, including their efficacy in certain cancer subtypes like T-cell leukemia and lymphoma and neuroblastoma, as well as their potential utility in autoimmune disease was presented in April, 2010 during the 101st Annual Meeting of the American Association for Cancer Research (AACR), in Washington, D.C.

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

Results of Operations

Revenues

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2010	2009		2010	2009
License and milestone revenues	$2,824,000	$4,702,000	-40%	$4,788,000	$4,702,000	2%

We recorded $2,824,000 and $4,788,000 in revenue for the three and six months ended December 31, 2010, respectively, associated with our collaboration and license agreement with Servier which was entered into in April 2009. Given that the deliverables under the collaboration agreement with Servier did not meet criteria in the accounting rules for separation (e.g., no separately identifiable fair value), the arrangement is being treated as a single unit of accounting for purposes of revenue recognition. We recognize the combined unit of accounting over the estimated period required to complete the research activities (two years), which coincides with the delivery period for all substantive obligations or “deliverables” associated with this agreement.  Of the total revenue for the three and six months ended December 31, 2010, $1,386,000 and $2,773,000, respectively, represent the amortization of the $11,000,000 upfront payment from Servier received in April 2009 and the remainder represents the pro-rata completion of services associated with research payments, our supply commitment and reimbursement of patent expenses.

The collaboration and license agreement required us to enter into an agreement to supply drug product for Servier’s use in clinical trials. As the supply agreement is considered part of the arrangement we deferred recognition of all revenue under the Servier collaboration agreement until the supply agreement was completed and executed. We completed the drug supply agreement with Servier and began recognizing revenue in the second quarter ended December 31, 2009.  Of the $4,702,000 in revenue recognized for the three months ended December 31, 2009, $1,211,000 represents the pro rata portion of revenue attributable to the period from April 2009 (i.e., the signing of the collaboration agreement) to June 30, 2009, had the supply agreement been completed in April 2009.

Research and Development

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2010	2009		2010	2009
Research and development expenses	$8,256,000	$3,723,000	122%	$15,958,000	$7,011,000	128%

The increase of 122% or $4,533,000 in research and development expenses for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, was primarily due to a $1,456,000 increase in third-party clinical trial costs, a $1,227,000 increase in drug manufacturing charges related to our Btk and HDAC programs, a $1,051,000 increase in stock compensation expenses, a $497,000 increase in payroll and payroll-related costs due to increased personnel, a $479,000 increase in toxicology and pharmacology charges related to our Btk and HDAC programs, a $331,000 increase in consulting and outside services and a $145,000 increase in lab supply costs, partially offset by a net $586,000 TDP (see Note 8) and a $180,000 decrease in drug manufacturing charges related to our Factor VIIa program.

The increase of 128% or $8,947,000 in research and development expenses for the six months ended December 31, 2010, as compared to the six months ended December 31, 2009, was primarily due to a $2,587,000 increase in stock compensation expenses, a $2,209,000 increase in third-party clinical trial costs, a $1,825,000 increase in drug manufacturing charges related to our Btk and HDAC programs, a $986,000 increase in toxicology and pharmacology charges related to our Btk and HDAC programs, a $867,000 increase in payroll and payroll-related costs due to increased personnel, a $695,000 increase in consulting and other outside research costs, and a $308,000 increase in lab supply costs, partially offset by a net $586,000 TDP (see Note 8) and a $103,000 decrease in drug manufacturing charges related to our Factor VIIa program.

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

Direct costs by program and indirect costs are as follows:

		Phase of	Related R&D Expenses Three Months Ended December 31,		Related R&D Expenses Six Months Ended December 31,
Program	Description	Development	2010	2009	2010	2009
Btk Inhibitors	Cancer/autoimmune	Phase Ia/Ib	$5,359,000	$1,308,000	$9,339,000	$2,312,000
HDAC Inhibitors	Cancer/autoimmune	Phase I/II	586,000	638,000	1,246,000	1,270,000
Factor VIIa Inhibitor	Cancer	Phase II	93,000	569,000	833,000	1,095,000
MGd	Cancer	Phase II	27,000	49,000	36,000	81,000

Total direct costs			6,065,000	2,564,000	11,454,000	4,758,000
Indirect costs			2,191,000	1,159,000	4,504,000	2,253,000
Total research and development expenses			$8,256,000	$3,723,000	$15,958,000	$7,011,000

General and Administrative

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2010	2009		2010	2009
General and administrative expenses	$2,093,000	$1,765,000	19%	$3,927,000	$3,298,000	19%

General and administrative expenses increased by 19% or $328,000 in the three months ended December 31, 2010 compared with the three months ended December 31, 2009.  This was primarily due to a $315,000 increase in stock compensation expense.

The increase of 19% or $629,000 in general and administrative expenses for the six months ended December 31, 2010, as compared to the six months ended December 31, 2009, was primarily due to a $703,000 increase in stock compensation expense that was partially offset by a reduction in outside services.

Interest and Other Income (Expense), Net

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
	2010	2009		2010	2009
Interest income	$26,000	$18,000	44%	$75,000	$37,000	103%
Interest expense	-	-	-	-	(43,000)	-
Interest and other income (expense), net	$26,000	$18,000	44%	$75,000	$(6,000)	1,350%

The increases of 44% or $8,000 in interest and other income (expense), net for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, and 1,350% or $81,000 for the six months ended December 31, 2010, as compared to the six months ended December 31, 2009, were primarily due to higher average invested balances and the absence of $43,000 of interest expense associated with $6,400,000 in related party loans which were outstanding for part of the first quarter of fiscal 2010.

Income Taxes:

In the year ended June 30, 2009, we recorded a $550,000 income tax provision as a result of withholding taxes paid on the $11,000,000 upfront licensing payment received from Servier.  In the quarter ended December 31, 2009, we recorded a $550,000 income tax receivable related to a tax credit resulting from a December 2009 tax treaty revision enacted between France and the United States that eliminates withholding taxes related to licensing agreements and provides that prior withholding taxes may be reclaimed.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and the proceeds from collaborative research and development agreements, as well as interest income.

As of December 31, 2010, we had approximately $61,610,000 in cash, cash equivalents and marketable securities.

Net cash used in operating activities of $13,249,000 during the six months ended December 31, 2010 was $5,703,000, or 76% higher than the net cash used in operating activities during the six months ended December 31, 2009.  The increase is primarily due to a higher net loss after adjusting for share-based compensation expense and changes in deferred revenue in the 2010 period.

Net cash used in investing activities of $21,584,000 and $22,732,000 in the six months ended December 31, 2010 and 2009, respectively, consisted primarily of net purchases of marketable securities.

Net cash provided by financing activities of $1,473,000 for the six months ended December 31, 2010 resulted from the exercise of stock options and sale of stock under our employee stock purchase plan. Net cash provided by financing activities of $21,511,000 for the six months ended December 31, 2009 was primarily due to $21,720,000 in net proceeds from the sale of approximately 22.5 million shares of common stock in a Rights Offering completed in August 2009.

In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation (now Celera Corporation) business.  Future milestone payments under the agreement, as amended, could total as much as $97,000,000, although we currently cannot predict if or when any of the milestones will be achieved.  Approximately two-thirds of the milestone payments relate to our HDAC Inhibitor program and approximately one-third relates to our Factor VIIa program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries.  There are no milestone payments related to our Btk program.  In addition to the milestone payments, Celera will be entitled to royalty payments based on annual sales of drugs commercialized from our HDAC Inhibitor, Factor VIIa and certain Btk Inhibitor programs.

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

None.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended December 31, 2010, compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There was no significant change in our exposure to market risk since June 30, 2010.

Item 4.	Controls and Procedures

(a)  Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the second fiscal quarter of 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal controls over financial reporting: There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

 The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President, Finance & Administration.
32.1	Section 1350 Certifications of Cheif Executive Officer and Vice President, Finance & Administration.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 7, 2011	Pharmacyclics, Inc.

(Registrant)

	By:	/s/ ROBERT W. DUGGAN

Robert W. Duggan

Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: February 7, 2011	By:	/s/ RAINER ERDTMANN

Rainer M. Erdtmann

Vice President, Finance & Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President, Finance & Administration.
32.1	Section 1350 Certifications of Cheif Executive Officer and Vice President, Finance & Administration.