Form 10-Q
period 2011-03-31
PHARMACYCLICS INC
filed 2011-05-10
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 4, 2011 there were 60,262,547 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

PHARMACYCLICS, INC.

Form 10-Q

PART I  -  FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands)

	March 31,	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,705	$51,199
Marketable securities	49,701	22,950
Accounts receivable	38	194
Prepaid expenses and other current assets	1,396	1,702
Total current assets	55,840	76,045
Property and equipment, net	896	459
Other assets	344	316
Total assets	$57,080	$76,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,181	$2,856
Accrued liabilities	1,091	1,054
Deferred revenue	339	6,099
Total current liabilities	6,611	10,009
Deferred rent	264	50
Total liabilities	6,875	10,059

Stockholders' equity:
Preferred stock	-	-
Common stock	6	6
Additional paid-in capital	452,362	444,683
Accumulated other comprehensive loss	(2)	(6)
Deficit accumulated during development stage	(402,161)	(377,922)
Total stockholders' equity	50,205	66,761
Total liabilities and stockholders’ equity	$57,080	$76,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period From Inception (April 19, 1991) through March 31,
	2011	2010	2011	2010	2011

Revenues:
License and milestone revenues	$2,059	$2,112	$6,847	$6,814	$24,009
Contract and grant revenues	-	-	-	-	6,154
Total revenues	2,059	2,112	6,847	6,814	30,163
Operating expenses:
Research and development*	8,649	3,679	24,607	10,690	367,841
General and administrative*	2,692	1,577	6,619	4,875	98,795
Purchased in-process research and development	-	-	-	-	6,647
Total operating expenses	11,341	5,256	31,226	15,565	473,283
Loss from operations	(9,282)	(3,144)	(24,379)	(8,751)	(443,120)
Interest and other income (expense), net	65	21	140	15	40,959
Loss before benefit from income taxes	(9,217)	(3,123)	(24,239)	(8,736)	(402,161)
Benefit from income taxes	-	-	-	550	-
Net loss	$(9,217)	$(3,123)	$(24,239)	$(8,186)	$(402,161)

Basic and diluted net loss per share	$(0.15)	$(0.06)	$(0.41)	$(0.17)

Weighted average shares used to compute basic and diluted net loss per share	59,931	50,536	59,641	47,202

* includes non-cash share based compensation of the following:
Research and development	$1,213	$224	$4,174	$598	$12,886
General and administrative	649	254	1,798	700	12,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended March 31,		Period From Inception (April 19, 1991) through March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(24,239)	$(8,186)	$(402,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202	175	15,721
Amortization of premium/discount on marketable securities, net	769	266	1,164
Amortization of debt discount	-	21	570
(Gain) loss on sale of marketable securities	(2)	-	48
Purchased in-process research and development	-	-	4,500
Share-based compensation expense	5,972	1,298	24,978
Common stock issued in exchange for services provided	-	-	15
Write-down of fixed assets	-	-	370
Changes in assets and liabilities:
Accounts receivable	156	43	(38)
Prepaid expenses and other assets	278	(1,055)	(1,740)
Accounts payable	2,325	736	5,181
Accrued liabilities	37	(142)	1,091
Deferred revenue	(5,760)	(4,230)	339
Deferred rent	214	(13)	264
Net cash used in operating activities	(20,048)	(11,087)	(349,698)

Cash flows from investing activities:
Purchase of property and equipment	(639)	(167)	(13,229)
Proceeds from sale of property and equipment	-	-	123
Purchase of marketable securities	(76,457)	(29,411)	(647,569)
Proceeds from sales of marketable securities	9,665	-	95,599
Proceeds from maturities of marketable securities	39,278	8,695	501,055
Net cash used in investing activities	(28,153)	(20,883)	(64,021)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	273	21,744	383,185
Exercise of stock options	1,434	1,161	9,520
Proceeds from related party notes payable	-	-	6,400
Proceeds from note payable	-	-	3,000
Issuance of convertible preferred stock, net of issuance costs	-	-	20,514
Payments under capital lease obligations	-	-	(3,881)
Repayment of notes payable	-	(314)	(314)
Net cash provided by financing activities	1,707	22,591	418,424

(Decrease)/Increase in cash and cash equivalents	(46,494)	(9,379)	4,705
Cash and cash equivalents at beginning of period	51,199	14,534	-
Cash and cash equivalents at end of period	$4,705	$5,155	$4,705

Supplemental disclosure of non-cash investing and financing activities:
Settlement of related party notes payable by issuance of common stock	$-	$6,086	$6,086
Property and equipment acquired under capital lease obligations	-	-	3,881
Warrants issued	-	-	49
Conversion of notes payable and accrued interest into convertible preferred stock	-	-	3,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – The Company and Significant Accounting Policies

Description of the Company

We are a clinical-stage biopharmaceutical company focused on discovering and developing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases.  Our mission and goal is to build a viable biopharmaceutical company that commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs; and to identify promising product candidates based on scientific development expertise, develop our products in a rapid, cost-efficient manner and pursue commercialization and/or development partners when and where appropriate.

Presently, we have four product candidates in clinical development and several preclinical molecules in lead optimization.  To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products.  We do not anticipate the generation of any product commercial revenues until we receive the necessary regulatory and marketing approvals to launch one of our products.

We have incurred significant operating losses since our inception in 1991, and as of March 31, 2011, had an accumulated deficit of approximately $402,161,000. The process of developing and commercializing our products requires significant research and development, preclinical testing, clinical trials and manufacturing arrangements as well as regulatory and marketing approvals.  These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  Our achieving profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully commercialize our products.

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

Note 2 – Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 8,418,820 and 7,044,416 shares of common stock were outstanding as of March 31, 2011 and 2010, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Note 3 – Share-Based Compensation

We grant options to purchase our common stock pursuant to our 2004 Equity Incentive Award Plan.

The components of share-based compensation recognized in our statements of operations for the three and nine months ended March 31, 2011 and 2010 and since inception are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,		Period From Inception (April 19, 1991) through March 31,
	2011	2010	2011	2010	2011
Research and development	$1,213,000	$224,000	$4,174,000	$598,000	$12,886,000
General and administrative	649,000	254,000	1,798,000	700,000	12,092,000
Total share-based compensation	$1,862,000	$478,000	$5,972,000	$1,298,000	$24,978,000

The following table summarizes our stock option activity for the nine months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2010	7,521,144	$5.05
Options granted	1,264,951	6.46
Options exercised	(669,118)	2.14
Options forfeited	(477,407)	10.19
Balance at March 31, 2011	7,639,570	5.22

The accounting grant date for employee stock options with performance obligations is the date on which the performance goals have been defined and a mutual understanding of the terms has been reached. Generally options with performance obligations vest over a four year period, with the goals set and agreed upon each year.  Therefore, the table above does not include 303,750 and 475,500 performance options granted in fiscal 2010 and 2009, respectively, for which the performance criteria had not been established as of March 31, 2011.  Options granted include 95,000 performance options granted in prior periods which were converted to time-based vesting during the three months ended September 30, 2010. Excluding these converted options, the weighted average exercise price of options granted in the nine months ended March 31, 2011 was $6.92.

Employee Stock Purchase Plan. Sales under the Purchase Plan in the nine months ended March 31, 2011 and 2010 were 137,492 and 17,867 shares of common stock at an average price of $1.97 and $1.40, respectively.  Shares available for future purchase under the Purchase Plan were 280,054 at March 31, 2011.

Note 4 – Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains (losses) on marketable securities that are excluded from the results of operations. Our comprehensive losses were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net loss	$(9,217,000)	$(3,123,000)	$(24,239,000)	$(8,186,000)
Change in net unrealized gain (losses) on available-for-sale securities	1,000	13,000	4,000	(6,000)

Comprehensive loss	$(9,216,000)	$(3,110,000)	$(24,235,000)	$(8,192,000)

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

The following table sets forth our financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of March 31, 2011 and June 30, 2010 (in thousands).

	Estimated Fair Value as of March 31, 2011	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Money market funds	$3,588	$3,588	$-	$-
Corporate bonds	10,789	-	10,789	-
Government agency securities	31,835	-	31,835	-
US agency securities*	8,077	-	8,077	-
Total cash equivalents and marketable securities	$54,289	$3,588	$50,701	$-

	Estimated Fair Value as of June 30, 2010	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Money market funds	$50,432	$50,432	$-	$-
Corporate bonds	8,003	-	8,003	-
Government agency securities	14,947	-	14,947	-
Total cash equivalents and marketable securities	$73,382	$50,432	$22,950	$-

*All US agency securities are FDIC Insured.

The following is a summary of our available-for-sale securities at March 31, 2011 and June 30, 2010 (in thousands).

As of March 31, 2011	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$3,588	$-	$-	$3,588
Corporate bonds	10,787	4	(2)	10,789
Government agency securities	31,831	5	(1)	31,835
US agency securities	8,085	-	(8)	8,077
	54,291	9	(11)	54,289
Less cash equivalents	4,588	-	-	4,588
Total marketable securities	$49,703	$9	$(11)	$49,701

As of June 30, 2010	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$50,432	$-	$-	$50,432
Corporate bonds	8,019	-	(16)	8,003
Government agency securities	14,937	10	-	14,947
	73,388	10	(16)	73,382
Less cash equivalents	50,432	-	-	50,432
Total marketable securities	$22,956	$10	$(16)	$22,950

At March 31, 2011, our marketable securities had the following contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$49,703	$49,701
One year to two years	-	-
Total	$49,703	$49,701

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

Under the agreement Pharmacyclics will also receive $4,000,000 from Servier for research collaboration over a twenty-four month period, paid in equal increments every six months, of which $3,000,000 has been received through March 31, 2011 and the remaining $1,000,000 was received in April 2011.  Servier is solely responsible for conducting and paying for all development activities outside the United States.  In addition, Pharmacyclics could also receive from Servier up to approximately $24,500,000 upon the achievement of certain future milestones up to and including commercialization, as well as royalty payments.

The collaboration and license agreement required us to enter into an agreement to supply drug product for Servier’s use in clinical trials.  During the quarter ending December 31, 2009, the supply agreement, which is considered part of the arrangement, was completed and executed.  Prior to the execution of the supply agreement, we did not meet the “evidence of an arrangement” criterion required for revenue recognition and therefore had deferred revenue recognition until the execution of the supply agreement.  Accordingly upon the execution of the drug supply agreement with Servier in the three months ended December 31, 2009, we began recognizing revenue from our collaboration and license agreement.  Total revenue recognized under the collaboration and license agreement in the three months ended March 31, 2011 and 2010 was $2,059,000 and $2,112,000, respectively. Total revenue recognized under the collaboration and license agreement in the nine months ended March 31, 2011 and 2010 was $6,847,000 and $6,814,000, respectively. The revenue recognized in the nine months ended March 31, 2010 included $1,211,000 of revenue attributable to the period from April 2009 (when the collaboration agreement was signed) to June 30, 2009, had the supply agreement been completed in April 2009.

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

Note 8 – Therapeutic Discovery Project Tax Credit

        During the quarter ended December 31, 2010, we were awarded a Therapeutic Discovery Project Tax Credit (“TDP”) under Section 48D of the Internal Revenue Code for each of our submitted programs (PCI-32765 Btk Inhibitor, PCI-24781 HDAC Inhibitor and PCI-27483 Factor VIIa Inhibitor). We received the maximum available pro rata government allocation under TDP, which totaled to $586,000 net of related expenses. This amount was credited in full against research and development expenses during the quarter ended December 31, 2010.

Note 9 – Facilities Lease

         In January 2011, we entered into an amendment of the lease agreement for our current facility at 995 E. Arques Ave. (32,520 sq. ft), which extends the lease expiration to November 2017 and adds the 999 E. Arques Ave. building (32,256 sq. ft) to the agreement, also expiring November 2017. The amendment includes an abatement of the monthly rent of the current facility for the first 7 months, limited to $325,000, and a 12 month abatement for the added space, limited to $290,000. The amendment includes an option to extend the lease term for five years, an early termination fee of $20.00 per sq. ft and a relocation option.

        We recognize rental expense on the facilities on a straight line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. Our future minimum lease payments at March 31, 2011 were as follows:

Operating
Lease
Commitments
Less than 1 year	$-
1-3 years	2,605
4-5 years	2,145
More than 5 years	1,609
Total	$6,359

Note 10 – Subsequent Events

        In April 2011, we received a $7,000,000 advance milestone payment for our histone deacetylase (HDAC) inhibitor, PCI-24781 from Les Laboratoires Servier ("Servier") based on the ex-US collaboration agreement signed in April of 2009.  Over the past two years, Servier has engaged in several exploratory Phase I/II trials in solid tumors and hematologic malignancies. Upon receipt, we recorded the $7,000,000 milestone payment as deferred revenue and will record the revenue when the related milestone has been reached.

        In April 2011, we received the fourth and final scheduled payment of $1,000,000 from our collaboration and license agreement with Servier.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications under this ASU are effective over a period of two fiscal years, for interim and annual reporting periods beginning after December 15, 2009 and after December 15, 2010.  The adoption of this update had no effect on our financial statements.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases.  Our mission and goal is to build a viable biopharmaceutical company that commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs; and to identify promising product candidates based on scientific development expertise, develop our products in a rapid, cost-efficient manner and pursue commercialization and/or development partners when and where appropriate.

Presently, we have four product candidates in clinical development and several preclinical molecules in lead optimization.  To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products.  We do not anticipate the generation of any product commercial revenues until we receive the necessary regulatory and marketing approvals to launch one of our products.

We have incurred significant operating losses since our inception in 1991, and as of March 31, 2011, had an accumulated deficit of approximately $402,161,000. The process of developing and commercializing our products requires significant research and development, preclinical testing, clinical trials and manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our achieving profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully commercialize our products.

Bruton’s Tyrosine Kinase (Btk) Inhibitor for oncology, PCI-32765 is an orally active small molecule inhibitor of Bruton’s tyrosine kinase (Btk) that is being developed by Pharmacyclics for the treatment of patients with B-cell lymphoma or leukemia.  B-cell maturation is mediated by B-cell receptor (BCR) signal transduction and Btk is an essential part of the BCR signaling pathway. Btk has long been known to be important in the development of normal B-cells. More recently, Btk has been demonstrated to affect a number of vital growth and survival processes in cancerous B-cells. Data from two presentations at the 2010 American Society of Hematology (ASH) Annual Meeting highlighted these effects in chronic lymphocytic leukemia (CLL) cells, as PCI-32765 directly induced programmed cell death, and blocked the ability of CLL cells to migrate to and to adhere to lymph nodes, a protective environment where the tumors grow.

Updated clinical results of PCI-32765 in patients with B-cell malignancies were also reported at the 2010 ASH Annual Meeting. A multicenter U.S. Phase IA trial in relapsed or refractory B-cell non-Hodgkin’s lymphoma (NHL) or CLL was updated, with a total of 56 patients included in the report. In this trial, the overall response rate was 52% in evaluable patients, with the majority of patients with CLL and mantle cell lymphoma (MCL) responding, and responses observed in all diseases treated. With longer-term follow-up, PCI-32765 continued to be well tolerated, with a low rate of grade >3 adverse events and significant hematologic toxicities have been uncommon, and no suggestion of dose-toxicity relationship or cumulative toxicity.

Also reported at ASH was a pooled analysis of patients with CLL or small lymphocytic lymphoma (SLL) treated on either the Phase IA trial or an ongoing Phase IB/II trial of single-agent PCI-32765. Patients with CLL from both trials exhibited a characteristic pattern of disease response, with rapid reduction in lymph node disease and a transient elevation of blood lymphocytes, likely reflecting the anti-adhesion mechanism of action and migration of tumor cells out of the lymph nodes. The rate of nodal response was 87%. The overall response (which requires reduction of blood lymphocytes to below 50% of baseline value) varied between the Phase IA cohort (median follow-up 8 months) and the Phase IB/II cohort (median follow-up 1.8 months) and was likely related to the pattern of blood lymphocyte response noted above. As with the overall Phase IA population, >Grade 3 adverse events were uncommon, as was significant myelosuppression (<5%).

As of April 2011, over 185 subjects have received at least 1 dose of PCI-32765 with the maximum duration of treatment of approximately 23 months.

Pharmacyclics has initiated a Phase II program that will enable potential registrational paths in CLL, MCL, and diffuse large B-cell lymphoma (DLBCL). We anticipate that this Phase II program should allow for Phase III enabling decisions in these indications based upon ongoing analysis of the data. The ongoing Phase II program currently includes the following studies:

•	PCYC-1104: A multicenter, phase II study of PCI-32765 in relapsed or refractory Bortezomib-exposed & Bortezomib-naïve mantle cell lymphoma. This study is currently enrolling patients.

•
PCYC-1106:  A multicenter, open-label, Phase II safety and efficacy study of PCI 32765 in subjects with relapsed or refractory DLBCL. This study is designed to assess the activity of PCI-32765 in two genetically distinct subtypes of DLBCL, the activated B-cell (ABC) subtype and the germinal center (GC) subtype. This trial is in the start up phase in 15 US sites.

•
PCYC-1108: A Phase IB, multicenter, open-label, safety study of PCI-32765, in combination with intensive immune chemotherapy (FCR or BR)* in subjects with CLL or SLL lymphoma. This trial is activated in several US sites and is enrolling patients. *(FCR = fludarabine, cyclophospharmide and rituximab; BR = bundamustine and rituximab)

•	PCYC-1109: A phase IB/II safety study of PCI-32765 and ofatumumab in subjects with relapsed or refractory CLL or SLL. This is a single site trial and is currently enrolling patients.

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

We have completed a Phase I testing of Factor VIIa Inhibitor PCI-27483 in healthy volunteers. In this study, PCI-27483 caused no adverse events, and we were able to establish the International Normalized Ratio (INR) as a pharmacodynamic marker for evaluation in clinical trials.

A multicenter Phase I/II of PCI-27483 in patients with locally advanced or metastatic pancreatic cancer that are either receiving or are planned to receive gemcitabine therapy is currently ongoing.  The Phase I portion of the study, which evaluated safety and established the phase II dose of PCI-27483, has completed enrollment and interim results were reported at the 2011 GI Cancers Symposium on January 21, 2011. The Phase II portion of the study is enrolling and patients are being randomized into two groups to receive either gemcitabine alone or gemcitabine plus PCI-27483 (1.2 mg/kg twice daily). The objectives of this phase of the study are to: a) assess the safety of Pharmacyclics FVIIa Inhibitor PCI-27483 at pharmacologically active dose levels; b) to assess potential inhibition of tumor progression and c) obtain initial information of the effects on the incidence of thromboembolic events.

Histone Deacetylase (HDAC) Inhibitor, PCI-24781 is an orally-bioavailable histone deacetylase inhibitor that is currently in multiple clinical trials. Histone deacetylases are cellular enzymes whose functions include turning gene expression off and on. PCI-24781 targets histone deacetylase (HDAC) enzymes and inhibits their function.  We have shown that PCI-24781 impacts the tumor cells by multiple mechanisms including a re-expression of tumor suppressor genes, disruption of DNA repair mechanisms, cell cycle inhibition and the generation of reactive oxygen species.  Previous clinical trials have demonstrated that our HDAC Inhibitor PCI-24781 has favorable systemic elimination properties when dosed orally, and inhibits the target enzymes.  Clinical response or control of tumor growth has been recorded in three single-agent clinical trials to date.

Pharmacyclics is currently conducting a Phase I trial in patients with advanced solid tumors, a Phase I/II trial in sarcoma patients (in combination with doxorubicin, an anti tumor agent) and a Phase I/II trial  testing PCI-24781 in patients with relapsed or refractory NHL. Currently we are enrolling patients in the Phase II portion of this trial in patients with follicular lymphoma.

The HDAC Inhibitor PCI-24781 has demonstrated a good safety profile in over 100 patients treated so far, with the main dose-limiting toxicity observed being a rapidly reversible thrombocytopenia (a decrease in platelets, which are blood cells necessary for clotting). This effect is common among HDAC inhibitors and is considered a class effect (i.e. related to the pharmacologic mechanism of action).  The duration and severity of the thrombocytopenia has been successfully managed using novel dose scheduling strategies that we have developed and tested in the clinic, and is reflected in the favorable safety profile observed in the Phase II patients.

In April 2009, we entered into a collaboration agreement with Les Laboratoires Servier ("Servier") pursuant to which Pharmacyclics granted to Servier an exclusive license for its pan-HDAC inhibitors, including PCI-24781, for territories throughout the world excluding the United States. Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the pan-HDAC inhibitor product worldwide except for the United States and will pay milestone payments and on sales outside the US, a royalty to Pharmacyclics. Pharmacyclics will continue to own all rights to develop and commercialize within the United States. Servier currently has several ongoing Phase I and Phase I/II trials in lymphomas and solid tumors.

Motexafin Gadolinium (MGd, PCI-0120) is a radiation and chemotherapy sensitizing agent with a novel mechanism of action.  MGd is designed to accumulate selectively in cancer cells. Once inside cancer cells, MGd in combination with radiation induces apoptosis (cell death) by disrupting the oxygen dependent pathways in a cell. MGd is also detectable by magnetic resonance imaging (MRI) and may allow for more precise tumor detection.  The National Cancer Institute (NCI) is currently sponsoring a single arm Phase I/II multi-center study in newly diagnosed patients with glioblastoma multiform (a type of primary brain cancer).  In this study, which completed enrollment in July 2009, MGd is being administered in combination with radiation therapy and temozolomide, a chemotherapy for brain cancers.  Previous studies in malignant brain cancers have shown that the combination of MGd and temozolomide have no overlapping toxicities when used in combination.

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

Results of Operations

Revenues

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2011	2010		2011	2010
License and milestone revenues	$2,059,000	$2,112,000	-3%	$6,847,000	$6,814,000	0.5%

We recorded $2,059,000 and $6,847,000 in revenue for the three and nine months ended March 31, 2011, respectively, associated with our collaboration and license agreement with Servier which was entered into in April 2009. Given that the deliverables under the collaboration agreement with Servier did not meet criteria in the accounting rules for separation (e.g., no separately identifiable fair value), the arrangement is being treated as a single unit of accounting for purposes of revenue recognition. We recognize the combined unit of accounting over the estimated period required to complete the research activities (two years), which coincides with the delivery period for all substantive obligations or “deliverables” associated with this agreement.  Of the total revenue for the three and nine months ended March 31, 2011, $1,356,000 and $4,129,000, respectively, represent the amortization of the $11,000,000 upfront payment from Servier received in April 2009 and the remainder represents the pro-rata completion of services associated with research payments, our supply commitment and reimbursement of patent expenses.

The collaboration and license agreement required us to enter into an agreement to supply drug product for Servier’s use in clinical trials. As the supply agreement is considered part of the arrangement we deferred recognition of all revenue under the Servier collaboration agreement until the supply agreement was completed and executed. We completed the drug supply agreement with Servier and began recognizing revenue in the second quarter ended December 31, 2009.  Of the $6,814,000 in revenue recognized for the nine months ended March 31, 2010, $1,211,000 represents the pro rata portion of revenue attributable to the period from April 2009 (i.e., the signing of the collaboration agreement) to June 30, 2009, had the supply agreement been completed in April 2009.

Research and Development

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2011	2010		2011	2010
Research and development expenses	$8,649,000	$3,679,000	135%	$24,607,000	$10,690,000	130%

The increase of 135% or $ 4,970,000 in research and development expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, was primarily due to a $1,650,000 increase in third-party clinical trial costs, a $1,110,000 increase in drug manufacturing charges related to our Btk program, a $989,000 increase in stock compensation expenses, a $464,000 increase in payroll and payroll-related costs due to increased personnel, a $448,000 increase in consulting and outside services, a $241,000 increase in toxicology and pharmacology charges related to our Btk program, and a $112,000 increase in lab supply costs, partially offset by a $238,000 decrease in drug manufacturing charges related to our HDAC and Factor VIIa programs.

The increase of 130% or $13,917,000 in research and development expenses for the nine months ended March 31, 2011, as compared to the nine months ended March 31, 2010, was primarily due to a $3,859,000 increase in third-party clinical trial costs, a $3,576,000 increase in stock compensation expenses, a $2,746,000 increase in drug manufacturing charges related to our Btk program, a $1,317,000 increase in payroll and payroll-related costs due to increased personnel, a $1,250,000 increase in toxicology and pharmacology charges related to our Btk program, a $1,143,000 increase in consulting and outside research and services and a $420,000 increase in lab supply costs, partially offset by a net $586,000 TDP (see Note 8) and a $152,000 decrease in drug manufacturing charges related to our Factor VIIa and HDAC programs.

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

Direct costs by program and indirect costs are as follows:

			Related R&D Expenses Three Months Ended March 31,		Related R&D Expenses Nine Months Ended March 31,
Program	Description	Phase of Development	2011	2010	2011	2010
Btk Inhibitors	Cancer/autoimmune	Phase II	$5,763,000	$1,438,000	$15,103,000	$3,750,000
HDAC Inhibitors	Cancer/autoimmune	Phase I/II	492,000	872,000	1,738,000	2,142,000
Factor VIIa Inhibitor	Cancer	Phase II	586,000	321,000	1,418,000	1,416,000
MGd	Cancer	Phase II	15,000	59,000	51,000	140,000

Total direct costs			6,856,000	2,690,000	18,310,000	7,448,000
Indirect costs			1,793,000	989,000	6,297,000	3,242,000
Total research and development expenses			$8,649,000	$3,679,000	$24,607,000	$10,690,000

General and Administrative

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
	2011	2010		2011	2010
General and administrative expenses	$2,692,000	$1,577,000	71%	$6,619,000	$4,875,000	36%

General and administrative expenses increased by 71% or $1,115,000 in the three months ended March 31, 2011 compared with the three months ended March 31, 2010.  This was primarily due to a $395,000 increase in stock compensation expenses, a $267,000 increase in legal expenses, a $151,000 increase in consultants and outside services, a $149,000 increase in outside accountant costs due to the timing of such services, and a $74,000 increase in payroll and related expenses.

The increase of 36% or $1,744,000 in general and administrative expenses for the nine months ended March 31, 2011, as compared to the nine months ended March 31, 2010, was primarily due to a $1,098,000 increase in stock compensation expenses, a $364,000 increase in legal expenses, a $138,000 increase in other professional services due to the timing of such services, and a $97,000 increase in payroll and related expenses.

Interest and Other, Income (Expense), Net

	Three Months Ended			Nine Months Ended
	March 31,		Percent	March 31,		Percent
	2011	2010	Change	2011	2010	Change
Interest and other income	$65,000	$21,000	210%	$140,000	$58,000	141%
Interest expense	-	-	-	-	(43,000)	-
Interest and other income (expense), net	$65,000	$21,000	210%	$140,000	$15,000	833%

The increases of 210% or $44,000 in interest and other income (expense), net for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, and 833% or $125,000 for the nine months ended March 31, 2011, as compared to the nine months ended March 31, 2010, were primarily due to higher average invested balances and the absence of $43,000 of interest expense associated with $6,400,000 in related party loans which were outstanding for part of the first quarter of fiscal 2010.

Income Taxes:

In the year ended June 30, 2009, we recorded a $550,000 income tax provision as a result of withholding taxes paid on the $11.0 million upfront licensing payment received from Servier.  In the quarter ended December 31, 2009, we recorded a $550,000 income tax receivable related to a tax credit resulting from a December 2009 tax treaty revision enacted between France and the United States that eliminates withholding taxes related to licensing agreements and provides that prior withholding taxes may be reclaimed.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and the proceeds from collaborative research and development agreements, as well as interest income.

As of March 31, 2011, we had approximately $54,406,000 in cash, cash equivalents and marketable securities.

Net cash used in operating activities of $20,048,000 during the nine months ended March 31, 2011 was $8,961,000 or 81% higher than the net cash used in operating activities during the nine months ended March 31, 2010.  The increase is primarily due to a higher net loss after adjusting for share-based compensation expense and changes in accounts payable and deferred revenue in the current fiscal year to date.

Net cash used in investing activities of $28,153,000 and $20,883,000 in the nine months ended March 31, 2011 and 2010, respectively, consisted primarily of purchases of marketable securities, net of maturities and sales of marketable securities.

Net cash provided by financing activities of $1,707,000 for the nine months ended March 31, 2011 resulted from the exercise of stock options and sale of stock under our employee stock purchase plan. Net cash provided by financing activities of $22,591,000 for the nine months ended March 31, 2010 was primarily due to $21,720,000 in net proceeds from the sale of approximately 22.5 million shares of common stock in a Rights Offering completed in August 2009 and $1,161,000 in proceeds from stock option exercises.

In April 2011, we received a $7,000,000 advance milestone payment and a $1,000,000 scheduled payment from our collaboration and license agreement with Servier, See Note 10 – Subsequent Events.

Please refer to Note 9 - Facilities Lease for our future contractual obligations as of March 31, 2011.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended March 31, 2011, compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates.  Our future investment income may fall short of expectations and we may suffer losses in principal if we were forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. Assuming a hypothetical increase in interest rates of one percentage point and assuming an unintended and enforced sell of the existing securities in our portfolio prior to their maturity, the fair value of our total investment portfolio as of March 31, 2011 would have potentially declined by approximately $245,000.

Item 4.	Controls and Procedures

(a)  Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the third fiscal quarter of 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

10.1	Sixth Amendment to Lease by and between the Company and Metropolitan Life Insurance Company, dated January 11, 2011
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President, Finance & Administration.
32.1	Section 1350 Certifications of Chief Executive Officer and Vice President, Finance & Administration.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2011	Pharmacyclics, Inc.

(Registrant)

	By:	/s/ ROBERT W. DUGGAN

Robert W. Duggan

Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2011	By:	/s/ RAINER ERDTMANN

Rainer M. Erdtmann

Vice President, Finance & Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
10.1	Sixth Amendment to Lease by and between the Company and Metropolitan Life Insurance Company, dated January 11, 2011
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President, Finance & Administration.
32.1	Section 1350 Certifications of Chief Executive Officer and Vice President, Finance & Administration.