Form 10-K
period 2011-06-30
PHARMACYCLICS INC
filed 2011-09-13
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
____________________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

Commission File Number: 000-26658

Pharmacyclics, Inc.
(Exact name of Registrant as specified in its charter)
Delaware	94-3148201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
995 E. Arques Avenue, Sunnyvale, CA	94085-4521
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (408) 774-0330
____________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.0001 Par Value	Nasdaq Capital Market

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

Large accelerated filer  ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $279,356,921 based on the closing sale price of the Registrant's common stock on The NASDAQ Stock Market LLC on the last business day of the Registrant's most recently completed second fiscal quarter.  Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of August 31, 2011 was 68,400,558.
____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Form 10-K:  the Definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2011

			Page
PART I

Item	1.	Business	2
Item	1A.	Risk Factors	23
Item	1B.	Unresolved Staff Comments	37
Item	2.	Properties	37
Item	3.	Legal Proceedings	37
Item	4.	(Removed and Reserved)	37

PART II

Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
Item	6.	Selected Financial Data	39
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item	8.	Financial Statements and Supplementary Data	51
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	83
Item	9A.	Controls and Procedures	83
Item	9B.	Other Information	83

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	84
Item	11.	Executive Compensation	84
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84
Item	13.	Certain Relationships and Related Transactions, and Director Independence	84
Item	14.	Principal Accountant Fees and Services	84

PART IV

Item	15.	Exhibits and Financial Statement Schedules	85

Signatures			86
Exhibits Index			87

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. Our mission and goal is to build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medial healthcare needs.  We identify promising product candidates using our scientific development expertise, develop our products in a rapid, cost-efficient manner and pursue commercialization and/or development partners when and where appropriate.

In 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated), including technology and intellectual property relating to drugs that target histone deacetylase (HDAC) enzymes, selective HDAC enzymes, a Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases, and B-cell associated tyrosine kinase inhibitors potentially useful for the treatment of lymphomas and autoimmune diseases.   Since that time we have advanced these programs by bringing several product candidates into clinical development.

Presently, we have three product candidates in clinical development and several preclinical molecules in lead optimization. We are committed to high standards of ethics, scientific rigor, and operational efficiency as we move each of these programs to viable commercialization.  To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products.  We do not anticipate the generation of any product commercial revenues until we receive the necessary regulatory and marketing approvals to launch one of our products.

We are headquartered in Sunnyvale, California and are listed on NASDAQ under the symbol PCYC. To learn more about how Pharmacyclics advances science to improve human healthcare visit us at http://www.pharmacyclics.com.  Information found on our website is not incorporated by reference into this report.

Our Pipeline

Our clinical development and product candidates are small-molecule enzyme inhibitors designed to target key biochemical pathways involved in human diseases with critical unmet needs.  We currently have three proprietary drug candidates under clinical development and several preclinical lead molecules.  This includes: an inhibitor of Bruton’s tyrosine kinase (Btk) (PCI-32765) currently in Phase II studies in hematologic malignancies; a Btk inhibitor lead optimization program targeting autoimmune indications, an inhibitor of Factor VIIa (PCI-27483) in a Phase II clinical trial in pancreatic cancer and a histone deacetylase (HDAC) inhibitor (PCI-24781) currently in Phase I and II clinical trials in solid tumors and hematological malignancies.

Status of Products in Pre-Clinical and Clinical Development

The table below summarizes our pre-clinical programs and clinical product candidates and their stage of development:

Product Candidates	Disease Indication	Development Status(1)
PCI-32765 Bruton’s Tyrosine Kinase (Btk) Inhibitor	B-cell lymphomas: • chronic lymphocytic leukemia • mantle cell lymphoma • diffuse large B cell lymphoma Multiple myeloma	Multiple Phase II trials – enrolling Phase II - in preparation
Bruton’s Tyrosine Kinase (Btk) Inhibitor lead optimization program	Autoimmune disease	Lead optimization and preclinical testing
PCI-27483 Factor VIIa Inhibitor	Pancreatic cancer	Phase II – enrolling
PCI-24781 HDAC Inhibitor	Recurrent lymphomas Soft tissue sarcoma	Phase II – enrolling Phase I/II – enrolling
HDAC8 Inhibitor Program	Cancer	Lead optimization and preclinical testing

(1)
“Phase I” means initial human clinical trials designed to establish the safety, dose tolerance, pharmacokinetics (i.e. absorption, metabolism, excretion), and pharmacodynamics (i.e. surrogate markers for activity) of a compound. “Phase II” means human clinical trials designed to establish safety, optimal dosage and preliminary activity of a compound in a patient population. “Preclinical” means the stage of drug development prior to human clinical trials in which a molecule is optimized for “drug like” properties and evaluated for efficacy, pharmacokinetics, pharmacodynamics and safety.

Our Drug Development Programs

Btk Inhibitor Program

We are pioneering the development of orally bioavailable inhibitors of Bruton’s tyrosine kinase (Btk), a signaling protein that is critically important for the activity of B cells (cells that can develop into antibody producing cells). When B cells are overactive, the immune system can produce antibodies that begin to attack the body’s own tissue, leading to autoimmune diseases. Also, B-cell lymphomas and leukemias, which are common blood cancers, result from mutations acquired during B-cell development that lead to uncontrolled B-cell proliferation. Both autoimmune diseases and B-cell malignancies are thought to be driven by overactive signaling and activation of the B-cell antigen receptor, a process that is dependent on Btk.

We have development programs for B-cell malignancies and autoimmune diseases. For malignant indications we have developed PCI-32765, which has demonstrated clinical activity and tolerability in Phase I and Phase II clinical trials in a variety of B-cell malignancies, including chronic lymphocytic leukemia (CLL) and a number of non-Hodgkin’s lymphoma (NHL) subtypes. CLL, mantle cell lymphoma (MCL), follicular lymphoma (FL), diffuse large B cell lymphoma (DLBCL) and multiple myeloma (MM) are specific indications of our current or planned Phase II development. We are currently optimizing inhibitors of Btk for autoimmune diseases.

Pharmacodynamic Probe Assay

We have developed an assay to measure occupancy of Btk in PBMCs (described in Honigberg et al., Proc Natl Acad Sci USA, 2010; 107: 13075-80) using a cell-permeable fluorescently-labeled derivative of PCI-32765.  This probe assay has demonstrated full occupancy of Btk by PCI-32765 in cancer patients at 4 and 24 hours post-dose beginning at the 2.5 mg/kg dose level, at AUC >200ng hr/mL.  See below for an example of probe assay data from a clinical trial patient.

Mechanism of Action

PCI-32765 is a potent and selective small molecule inhibitor of Btk, a signaling kinase expressed in B cells that functions downstream of the B cell antigen receptor (BCR). Selective inhibition of Btk by PCI-32765 blocks B-cell receptor signaling and prevents B cell activation (Honigberg et al., Proc Natl Acad Sci USA, 2010; 107: 13075-80).  PCI-32765 binds irreversibly to the active site of Btk, thereby inhibiting the activity of Btk (IC50 of 0.5 nM). Importantly, as Btk is not found in T cells, in vitro application of PCI-32765 to T cells shows that PCI-32765 does not affect T-cell function. PCI-32765 is a selective inhibitor and does not appear to bind to other cellular proteins, with few exceptions, as strongly and as rapidly as it does to Btk.  In humans, the levels of PCI-32765 in the blood are reduced by half within 1.5 to 2.5 hours.  The unique combination of irreversible binding and rapid elimination reduces the likelihood of “off-target” effects of PCI-32765.  This has clinical relevance, as often off-target interactions contribute to the toxicity of drugs.

Several lines of evidence suggest that signaling through the BCR pathway is necessary to sustain the viability of B-cell lymphomas, and Btk recently was identified in an siRNA screen as an essential kinase for survival in a subset of diffuse large cell lymphomas driven by activated BCR.  In these cells, chronic active BCR signaling drives constitutive NF-κB signaling blocking apoptosis; blocking Btk with PCI-32765 was shown to promote apoptosis in these cells (Davis et al., Nature, 2010;  463: 88-94).

In chronic lymphocytic leukemia (CLL), multiple studies have documented evidence of enhanced BCR signaling, especially in patients with IgVH unmutated disease or those with increased ZAP-70 expression.  We have recently published a detailed study demonstrating that PCI-32765 promotes apoptosis, inhibits proliferation, and also prevents CLL cells from responding to survival stimuli provided by the microenvironment (Herman et al, Blood, 2011; 117:6287-6296). In this study, treatment of CD40 or BCR activated CLL cells with PCI-32765 resulted in inhibition of Btk tyrosine phosphorylation and also effectively abrogated downstream survival pathways activated by this kinase including ERK1/2, PI3K, and NF-κB.  Additionally, PCI-32765 inhibited activation-induced proliferation of CLL cells in vitro, effectively blocking survival signals provided externally to CLL cells from the microenvironment including soluble factors (CD40L, BAFF, IL-6, IL-4, and TNF-α), fibronectin engagement and stromal cell contact.

Btk Inhibitor PCI-32765 Clinical Development Update

At the 2011 Annual Meeting of the American Society of Clinical Oncology (ASCO),  we presented interim results of our Phase IB/II study in CLL/SLL patients. The presentation included interim data from a single-agent, multi-cohort study evaluating PCI-32765 in CLL/SLL patients with relapsed/ refractory disease or with treatment-naive disease, who were 65 years of age or older.  A daily oral dose of 420mg was tested initially, and an additional cohort of patients with relapsed/ refractory disease treated with 840mg daily was enrolled following closure of the 420mg QD relapsed/ refractory cohort. This group of patients had a shorter median follow-up time and was included only for initial response assessment and summary safety data.

As described in this ASCO presentation, PCI-32765 was well-tolerated overall; discontinuation of treatment for adverse events occurred in 3 of 83 patients. Diarrhea, nausea/ vomiting, and dyspepsia were the most frequently reported events and were typically of modest severity. Significant neutropenia and thrombocytopenia were uncommon in the 420mg qD cohorts, but more frequently observed (18%, 9% respectively) in the 840mg qD cohort in spite of the shorter follow-up. As previously reported, a characteristic pattern of response occurred in the CLL patients, with rapid reduction of lymph node disease and a corresponding initial phase of lymphocytosis. The resolution of lymphocytosis was more rapid in treatment-naive versus relapsed/ refractory patients, corresponding to a more rapid evolution of overall response per standard criteria in treatment-naive patients. At a median follow-up of 6.3 months, 67% of patients with treatment-naive disease had achieved an overall objective response by standard criteria, with an additional 19% of patients achieving a nodal response (a reduction of lymph node disease). At a median follow-up of 7.8 months in the cohort of relapsed/ refractory patients treated with 420mg qD, the rate of overall objective response was 48% with an additional 41% of patients having achieved a nodal response. The initial response assessment at 2 months in patients with relapsed/ refractory disease appeared similar between the 420mg qD and 840mg qD doses. Additionally, achieving response appeared to be independent of poor-risk features, such as del (17p), del (11q), and lack of mutation in the immunoglobulin heavy chain variable region gene. Through June 30, 2011, three patients have experienced disease progression, and 81% of relapsed/ refractory patients in the more mature 420mg qD cohort are on treatment and free-of-progression at 6 months.

At the 11th International Conference on Malignant Lymphomas in Lugano, Switzerland in June, 2011, we reported an update on our Phase IA trial of PCI-32765 in patients with relapsed or refractory B-cell malignancies. No significant changes in the safety profile have emerged with longer follow-up of this trial. Low-grade diarrhea, fatigue, cough, nausea, and headache were the most frequently reported adverse events; significant neutropenia and thrombocytopenia were uncommon. With longer follow-up, the objective response rate in evaluable patients with CLL/SLL (now 11/14, 79%) and follicular lymphoma (now 6/13, 46%) improved as compared to December 2010. Twenty-two patients remain on the treatment, including five of the nine mantle cell lymphoma patients enrolled in the study.  Objective response rates in MCL and DLBCL were also reported, with MCL at 78% (7 out of 9 patients, with an additional 1 with stable disease on treatment greater than 20 months) and DLBCL at 23% (2 out of 7 patients).

In August 2011, we entered into a five-year Cooperative Research and Development Agreement with the National Cancer Institute (NCI) to collaborate on the development of PCI-32765.  Under the Agreement, the NCI's Division of Cancer Treatment and Diagnosis plans to sponsor Phase I and Phase II trials of PCI-32765 in various hematologic malignancies.

Chronic Lymphocytic Leukemia / Small Lymphocytic Lymphoma

Two ongoing studies, initiated in calendar Q1 2011, are evaluating PCI-32765 in combination with standard therapies for CLL/SLL (PCI-32765 in combination with ofatumumab (PCYC-1109) or with bendamustine and rituximab (PCYC-1108). We expect to be able to analyze initial 3-month safety data for the combinations being evaluated in these studies before the end of calendar 2011.

Based on the significant single-agent activity demonstrated in CLL/SLL from the Phase I and Phase II trials, and contingent upon the demonstration of safety of combining PCI-32765 with other commonly used CLL regimens, Phase III planning is currently underway.

Mantle Cell Lymphoma (MCL)

In February 2011 a Phase II study of single-agent PCI-32765 in relapsed or refractory MCL (PCYC-1104) began enrollment. We submitted an abstract for presentation at the 2011 American Society of Hematology Annual Meeting  (San Diego, CA, December 10 – 13). Based on the significant single-agent activity demonstrated in MCL from the Phase IA trial and contingent upon the ongoing analysis of the Phase II trial, Phase III planning is currently underway.

Diffuse Large B-Cell Lymphoma (DLBCL)

A multicenter, open-label, Phase II study of PCI-32765 in patients with relapsed or refractory DLBCL (PCYC-1106) began enrollment in Q2 2011. This study is designed to assess the activity of PCI-32765 in two genetically distinct subtypes of DLBCL, the activated B-cell (ABC) subtype and the germinal center (GC) subtype. Other trials evaluating the combination of PCI-32765 with chemotherapy in DLBCL are under development.

A separate pilot study of PCI-32765 in 10 patients with ABC subtype DLBCL is currently being conducted at the NIH Clinical Center. A preliminary analysis of this study has been submitted for presentation at the 2011 American Society of Hematology Annual (San Diego, CA, December 10 – 13).

Follicular Lymphoma (FL)

We are encouraged by the preliminary signals from our Phase IA trial and are currently developing a Phase II program in this histology.

Multiple Myeloma (MM)

Ongoing pre-clinical studies, both internally as well as through external collaborations, have suggested a vital role for Btk in both malignant plasma cells and osteoclasts, the principal effectors of the bone complications of this disease. Based on this preclinical data, we believe that Btk represents a viable therapeutic target in MM, and we are currently developing a Phase II trial of PCI-32765 in MM.

PCI-32765 Patents

PCI-32765 and other Btk inhibitors (as compounds, in pharmaceutical compositions, PD markers, methods, and in uses for treating a variety of diseases) are covered by US patent applications (issued and pending) and PCT national phase patent applications in fifteen ex-US  jurisdictions, including Europe, Canada, Mexico, Japan, China, India, South Korea, Australia, Brazil, etc. The projected expiration of global coverage is through December 2026 and beyond, excluding patent term extensions in the various territories which can be up to five years.

Btk Inhibitor Market Opportunity

There are significant and distinct areas of unmet medical need across the NHL subtypes.  Within the indolent lymphomas, we believe a need exists for active therapies that avoid the toxicities typically seen with conventional chemotherapies. Such active therapies are needed as part of effective combinations early in the course of treatment, and also as effective single-agent treatments later in the course of disease progression.  In particular, drugs which are well tolerated and which do not limit subsequent treatment options because of bone marrow or other organ toxicity are demanded.  In the aggressive lymphomas, it is our belief that the need exists for agents that can combine with standard therapies to improve cure rate, and for agents that are effective in patients that fail potentially curative therapy.

In the major pharmaceutical markets in the US, Europe and Japan, Decision Resources, Inc. estimates the following for 2011: There are 305,440 prevalent cases living with DLBCL, with 50,180 patients estimated to be in the first line setting and 34,320 patients estimated to be in the relapsed/refractory setting. Prevalence is defined as people living with a history of the disease at a particular point in time.  CLL/SLL constitutes about one-third of the B-cell malignancy population. There are 172,630 prevalent cases living with CLL, with 39,390 patients estimated to be in the first line setting and 33,550 patients estimated to be in the relapsed/refractory CLL setting. Follicular lymphoma (FL) constitutes about 20% of the B-cell malignancy population and is considered an indolent, yet incurable, disease. There are 136,450 prevalent cases living with FL, with 21,050 patients estimated to be in the first line setting and 14,270 patients estimated to be in the relapsed/refractory setting.  MCL, generally an aggressive form of lymphoma, comprises approximately 5% of the newly diagnosed B-cell malignancies. There are 32,180 prevalent cases living with MCL, with 5,300 patients estimated to be in the first line setting and 4,140 patients estimated to be in the relapsed/refractory setting.

There are many distinct substypes of B-cell malignancies; the common ones include the following: follicular lymphoma, chronic lymphocytic leukemia/small lymphocytic lymphoma, diffuse large B-cell lymphoma and mantle cell lymphoma.  The NHL therapy market will experience robust annual growth (7.6% per year) and more than double in size over the years 2009-2019 from approximately $4.1 billion in 2009 to approximately $8.4 billion in 2019, as forecasted by Decision Resources, Inc. in the Non-Hodgkin’s Lymphoma Onks Study, April 2001.

Btk Inhibitor for Autoimmune Diseases Pre-Clinical Development

In animal models of rheumatoid arthritis, we have observed that oral administration of Btk inhibitors leads to regression of established disease.   Currently we are working on a second series of patented Btk inhibitors with the goal of optimizing the molecules for potency, pharmacokinetics, and safety.  In March 2011 we stopped further advancement of our previous preclinical development molecule, PCI-45292, following the results from preclinical toxicology studies.  PCI-45292 was characterized as having increased selectivity for Btk inhibition, a reduced potential for off-target protein binding, and improved metabolic stability.  Also, as shown in the figure below, PCI-45292 ameliorated inflammation in collagen-induced arthritis models at very low doses. Therefore we believe that 2nd generation Btk compounds like PCI-45292 have the required characteristics to become a new oral disease modifying anti-rheumatic drug (DMARD).

PCI-45292 completely suppresses arthritic inflammation in a Collagen-induced Arthritis Model

Factor VIIa Inhibitor Program

Factor VIIis aproteolytic enzyme that becomes activated (FVIIa) by binding to the cell surface protein tissue factor (TF). TF is over expressed in many cancers including gastric, breast, colon, lung, prostate, ovarian, and pancreatic cancers. In these tumors, the FVIIa/TF complex induces intracellular signaling pathways by activating PAR-2. This in turn increases the expression of interleukin-8 (IL-8) and vascular endothelial growth factor (VEGF), two proteins that play an important role in tumor growth and metastases as well as angiogenesis. FVIIa also initiates the coagulation processes implicated in the high incidence of thromboembolic complications seen in cancer patients. Thromboembolic events are a major cause of death in patients with cancer, and anticoagulant treatment has been shown to improve survival in a variety of cancers (Klerk et al. JCO. 2005).

PCI-27483 Factor VIIa Inhibitor

Our Factor VIIa inhibitor PCI-27483 is a novel first-in-human small molecule inhibitor that selectively targets FVIIa. As an inhibitor of FVIIa, PCI-27483 has two potential mechanisms of action: 1) inhibition of intracellular signaling involved in tumor growth and metastases and 2) inhibition of early coagulation processes associated with thromboembolism.

PCI-27483 Anti-Tumor Effects in a Pancreatic Tumor Xenograft Model

Preclinical studies have shown PCI-27483 to significantly inhibit tumor growth in human pancreatic xenograft mice models, with or without gemcitabine.

Tumor growth inhibition

•	16.7% with gemcitabine alone
•	71.3% with PCI-27483 alone
•	89.7% with PCI-27483 plus gemcitabine

In cancer, the Factor VIIa: TF complex triggers a host of physiologic processes that facilitate tumor angiogenesis, growth, and metastases. Laboratory studies and animal models indicate that PCI-27483 inhibits tumor angiogenesis, growth and metastases.

PCI-27483 Anti-Thrombotic Effects in an Arterial Thrombosis Model

The anti-thrombotic effects of PCI-27483 were determined in a baboon model of arterial thrombosis. In this model, PCI-27483 showed dose-dependent inhibition of thrombus formation, fibrin accumulation, and prothrombin time, and 4mg/kg PCI-27483 demonstrated comparable anti-coagulation effects as 2mg/kg Lovenox.

Factor VIIa PCI-27483 Clinical Development Update

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

In a multicenter Phase I/II study, PCI-27483 is being evaluated in combination with gemcitabine for its safety and its potential to delay tumor progression and increase overall survival in patients with locally advanced or metastatic ductal adenocarcinoma of the pancreas. Secondary endpoints include effect on levels of circulating tissue factor and frequency of venous thrombotic complications. The Phase II portion of the study is randomized, with patients receiving gemcitabine alone or gemcitabine plus PCI-27483.

PCI-27483 Patents

PCI-27483 is covered by US patent applications (issued and pending) and national phase patent applications (issued and pending) in fourteen ex-US jurisdictions, including Europe, Canada, Mexico, Japan, China, India, South Korea, Australia and Brazil. The projected expiration of this coverage is through December 2023 and beyond, excluding patent term extensions in the various territories which can be up to five years.

Factor VIIa Inhibitor Market Opportunity

Each year 230,000 individuals worldwide are diagnosed with pancreatic cancer (UK Cancer Research) (in the US more than 36,640 are diagnosed each year) (Decision Resources PatientBase 2010).  Worldwide incidence of other cancers types that also have been shown to have high TF expression include: colon; ovarian; breast; prostate, and lung cancer.

Histone Deacetylase Inhibitor Program

Histone deacetylases (HDACs) are well-validated drug targets in a number of disease areas, particularly cancer, but also in autoimmune and neurodegenerative diseases.  These enzymes control several vital cellular processes, such as transcription, cell cycle progression, protein transport and degradation etc, and their activity is often dysregulated in cancer.  Classically, the major function of these enzymes is controlling the expression of genes, i.e. whether genes are turned “on” or “off”. In cancer, HDACs are often hyper-active, resulting in expression changes that favor a tumor’s ability to multiply, to avoid apoptosis (i.e. programmed cell death) or to become resistant to chemotherapy.  Treatment with HDAC inhibitors reverses these changes, resulting in cancer cell death in vitro (i.e. in cultured cells) and tumor growth inhibition in vivo (i.e. in animals) at non-toxic concentrations.

PCI-24781 (Pan-HDAC Inhibitor)

PCI-24781 is a novel, broad spectrum, hydroxamic acid-based small molecule HDACi that is under evaluation in phase I and II clinical trials for refractory solid tumors and lymphoma by Pharmacyclics and its global partner, Les Laboratories Servier of Paris, France (Servier).  PCI-24781 has shown strong anti-tumor activity in vitro and in vivo (Buggy et al Mol Cancer Ther 2006; 5: 1309-17).  In the clinic, PCI-24781 has also demonstrated activity as a single agent in several subtypes of lymphoma (see below).

PCI-24781 treatment leads to synergistic efficacy in tumor cells in combination with many cancer therapeutics, such as bortezomib, as well as DNA-damaging agents such as radiation (Banuelos et al Clin Cancer  Res 2007 13:6816-26) and chemotherapy agents such as doxorubicin (Lopez et al, Clin Cancer Res 2009 15:3472-83, Yang et al, Anticancer Res. 2011 31:1115-23).  In lymphoma cells, PCI-24781 together with bortezomib greatly enhances proteasome and NF-kB inhibition, increases oxidative stress, causes cell cycle arrest and results in increased cell death (Bhalla et al Clin Cancer Res 2009 15:3354-65).  In solid tumor cells, we have shown that PCI-24781 inhibits DNA repair following damage by radiation or chemotheraputic agents, thereby enhancing the efficacy of these anti-cancer agents.  The mechanism of the synergy may involve inhibition homologous recombination pathway, a major double-strand break (DSB) repair pathway. We have also shown that PCI-24781 also effectively synergizes with inhibitors of single-strand break repair such as PARP inhibitors (Adimoolam et al 2007).  Recently, it was shown that PCI-24781 was the most active HDACi tested as a single agent in MPNST (Malignant Peripheral Nerve Sheath Tumor), a subtype of sarcoma (Lopez et al 2011).  Furthermore, PCI-24781 demonstrated highly synergistic growth inhibition of chemotherapy-resistant tumors in combination with chloroquine (an inhibitor of autophagy, a protective mechanism in cells under stress).

Recently, one of our collaborators, Dr. Pamela Munster at the University of San Francisco, showed that PCI-24781 can potentiate tamoxifen treatment in estrogen receptor positive (ER+) breast cancer (below).  Though about 70% of breast cancers are ER+, endocrine therapy using the anti-estrogen tamoxifen or other anti-ER pathway strategies provide benefit only in about half of these patients. Moreover, most ER+ patients that initially respond to tamoxifen eventually acquire resistance.  Dr. Munster and her colleagues also showed that PCI-24781 can reverse tamoxifen resistance.  In tamoxifen-resistant (TamR) breast cancer cells, the combination of clinically feasible concentrations of PCI-24781 with tamoxifen attenuated the proliferation of the TamR cells and also induced cell death.  This research was recently presented in a poster presentation at the American Association for Cancer Research Annual Meeting in April 2011.

Proprietary Predictive Assays

When tumor cells are treated with DNA damaging radiation and chemotherapeutics, they often turn on DNA repair genes such as RAD51, which is frequently over expressed in tumors, to help them repair the damage and thereby develop resistance to these agents.  PCI-24781 can turn off RAD51 (and other DNA repair genes), effectively blocking the ability of the tumor to repair its damaged DNA, sensitizing the tumor to chemotherapy and radiation.  We have patented the predictive use of RAD51 as a clinically applicable biomarker for prediction of sensitivity to HDAC inhibitors such as PCI-24781, and for predicting potential synergy with DNA damaging agents. This research was published in the Proceedings of the National Academy of Sciences (Adimoolam et al., Proc Natl Acad Sci U S A. 2007; 104:19482-7. Epub 2007 Nov 27).

As mentioned, we have shown that PCI-24781 has growth inhibitory activity against several human primary tumors, including colon and ovarian cancers.  However, due to the adaptability of the cancer genome, it is possible that in the clinic, patients’ tumors could have or develop resistance to treatment with PCI-24781.  In order to identify biomarkers that could predict resistant tumors, we analyzed primary colon tumors that had differential treatment sensitivity to PCI-24781 by whole genome expression analysis, and developed a set of biomarkers that could potentially help segregate patients more likely to respond to PCI-24781 treatment in the clinic.  Parts of this research were presented as a seminar at the American Association for Cancer Research Annual Meeting in 2009. We have patented the predictive use of these biomarkers in colon as well as in other types of cancer.

HDAC Inhibitor PCI-24781 Clinical Development Update

PCI 24781 is currently in a Phase I/II trial in patients with recurrent lymphomas. The Phase I arm of this study has been completed and the results were published as a poster at the American Society for Hematology (ASH) Annual Meeting in December 2009 (Evens et al., Blood 2009; 114: 2726). As reported, one complete response, four partial responses and seven patients with stable disease were observed, with two of the responding patients still continuing on treatment for over two years. Reversible thrombocytopenia (reduced platelet count) was the most commonly observed adverse event in this trial, and based on the results of the Phase I arm, dose scheduling changes were implemented to minimize this effect. The recommended Phase II dose and schedule was established as 45mg/m2, twice a day, 7 days on/7 days off in 4 week cycles.

Based upon the responses observed in the Phase I arm, the Phase II portion of the trial PCYC-0403 was commenced in two histologies, which are follicular and mantle cell lymphomas.

In solid tumors, a Phase I/II trial testing PCI-24781 in combination with doxorubicin in patients with soft tissue sarcoma is underway.  This trial is co-sponsored by prominent investigators at Massachusetts General Hospital and Dana-Farber/Harvard Cancer Center, including Drs. George Demetri and Edwin Choy.

In addition to these trials, our ex-US partner Servier is also conducting an extensive series of clinical trials testing PCI-24781 as a single agent and in combination with other chemotherapeutic agents in lymphoma and various solid tumors.  To date five clinical trials have been initiated by Servier and have shown encouraging clinical activity and safety. Servier is planning to conduct further combination trials with PCI -24781 in the near future.

Partnering

In April 2009, we entered into a collaboration agreement with Servier, pursuant to which we granted Servier an exclusive license for our pan-HDAC inhibitors, including PCI-24781, for territories throughout the world excluding the United States and its possessions. Under the terms of the agreement, Servier will pay us for reaching various development and regulatory milestones and a royalty on sales outside of the United States. We will continue to own all rights within the United States.

Patents

PCI-24781 and pan-HDAC inhibitors patents; covering their composition, pharmaceutical formulation, methods of uses, biomarkers; are issued or pending with coverage through  2024 and beyond in US and fifteen other international territories including Europe, Canada, Mexico, Japan, China, India and Brazil.  In addition, we have also patented the predictive use of RAD51 biomarker, as well as the predictive methods of determining resistance to PCI-24781 in several territories.  These patents would be subject to territorial patent term extensions of up to five years.

Pan-HDAC Inhibitor Market Opportunity for Combination Therapy

Pan-HDAC inhibitors may have the potential for broad anti-cancer indications in hematologic and solid malignancies when used in combination with numerous chemotherapeutic drugs and radiation.  Agents such as doxorubicin and cisplatin are commonly used to treat many types of cancer including lymphoma, breast, ovarian, lung and liver cancer, each of which afflicts tens of thousands of patients in the US alone.  Many of these patients develop resistance to the primary treatment, and refractory tumors represent a large unmet medical need in many of these tumor types. An agent such as PCI-24781 that can effectively synergize with and potentiate many of these therapies could find wide application in combination strategies.

HDAC8-specific Inhibitor Program

Our scientists have been in the forefront of research into inhibitors for specific HDAC enzymes beginning with the cloning of the human HDAC8 in 2000 (Buggy et al., Biochem.J 2000; 350(1):199-205).  Since then, we were the first to publish the crystal structure of a human HDAC (HDAC8) in 2004 (Somoza et al., Structure 2004;12:1325-34), the first to publish the most selective inhibitor of human HDAC8 (PCI-34051) in 2008 (Balasubramanian et al., Leukemia 2008, 22:1026-34), and the first to discover a novel anti-inflammatory activity of a HDAC8 inhibitor (Balasubramanian et al., Blood [ASH Annual Meeting Abstracts], Nov 2008; 112: 2581; manuscript in preparation).  We continue to strengthen our intellectual property position in HDAC8 inhibitors, with multiple patents on the gene, protein, the use and a large selective inhibitor panel.

Using our unique knowledge of the crystal structure of HDAC8 complex with multiple pan- and selective inhibitors, we had previously discovered a novel HDAC8 selective inhibitor, PCI-34051, which inhibits HDAC8 with a Ki of 10 nM (a measure of potency) with >200 fold selectivity over the other HDACs tested. Based on preclinical optimization efforts, we have identified two completely novel scaffolds that provided new leads with better pharmacokinetic (PK) properties while maintaining the HDAC8 selectivity and potency.

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

HDAC8, uniquely among all HDAC enzymes, is over expressed in pediatric neuroblastoma tumors, and a high HDAC8 expression level is strongly associated with a poor prognosis (Oehme et al., Clin Cancer Res 2009, 15: 91-99). HDAC8-specific inhibitors induce growth inhibition of neuroblastoma cells and eventually lead to cell cycle arrest, and death or terminal differentiation into non-cancerous cells.

We have discovered that PCI-34051 inhibits the secretion of many pro-inflammatory proteins from blood cells (Balasubramanian et al., Blood [ASH Annual Meeting Abstracts], Nov 2008; 112:2581).  PCI-34051 is particularly effective at modulating the proteins interleukin-1 beta (IL1b) and interleukin-18, both of which are associated with many autoimmune disorders.  Anti-IL1b protein therapeutics have proven effective in treatment of RA and systemic juvenile RA (Pascual et al., J Exp.Med 2005; 201:1479-1486). We have also shown that PCI-34051 is effective at reducing IL1b secretion from blood cells of patients with RA and psoriasis.

Our Business Strategy

Our mission is to build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious medical healthcare needs. The key elements of our business strategy include:

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

•
Provide major pharmaceutical companies access to validated drug candidates. Major pharmaceutical companies have a need for promising drug candidates, which still may require large clinical trials. We focus on satisfying this need for novel, first in class or best in class drugs. A partnership with Pharmacyclics may provide these companies the opportunity to leverage the innovation and excellence of a creative, focused and experienced scientific team.

•
Establish strategic alliances and collaborations. Except for the ex-US pan-HDAC rights which we licensed to Servier, we own the worldwide rights to our multiple product candidates. When, as and if appropriate we maintain the option to establish strategic alliances and collaborations for the development and commercialization of our products.

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

Collaboration and License Agreements, Acquired Products

Collaboration and License Agreement with Servier.  In April 2009, we entered into a collaboration and license agreement with Servier to research, develop and commercialize PCI-24781, an orally active, novel, small molecule inhibitor of pan-HDAC enzymes.  Servier is the leading independent pharmaceutical company in France.  Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the pan-HDAC inhibitor product worldwide except for the United States and its possessions. Pharmacyclics will continue to own all rights within the United States.

In May 2009, we received an upfront payment of $11,000,000 ($10,450,000 net of withholding taxes) from Servier and received an additional $4,000,000 for research collaboration which was paid over a twenty-four month period through April 2011.  In April 2011, we also received a $7,000,000 advance development milestone payment from Servier. Under the agreement, we could receive an additional amount of approximately $17,500,000 upon the achievement of certain future development and regulatory milestones, as well as royalty payments. Servier is solely responsible for conducting and paying for all development activities outside the United States.

The collaboration and license agreement continues until the later of the expiration of any patent rights licensed under the license agreement and the expiration of all periods of market exclusivity with respect to licensed compounds.  Either Servier or we can terminate the agreement under certain circumstances, including material breach and insolvency.  Servier can terminate the agreement at any time due to safety or public health issues or after the second anniversary of the effective date of the agreement.

Celera Corporation.  In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business  (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated).  Future milestone payments under the agreement, as amended, could total as much as approximately $97,000,000, although we currently cannot predict if or when any of the milestones will be achieved.  Approximately two-thirds of the milestone payments relate to our HDAC Inhibitor program and approximately one-third relates to our Factor VIIa program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries.    There are no milestone payments related to our Btk program.  In addition to the milestone payments, Celera will be entitled to royalty payments based on annual sales of drugs commercialized from our HDAC Inhibitor, Factor VIIa inhibitor and certain Btk Inhibitor programs.

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

Patents and Proprietary Technology

We believe our success depends in part on our ability to protect and defend our proprietary technology and product candidates through patents and trade secret protection.  We, therefore, aggressively pursue, prosecute, protect and defend patent applications, issued patents, trade secrets, and licensed patent and trade secret rights covering certain aspects of our technology.  The evaluation of the patentability of United States and foreign patent applications can take years to complete and can involve considerable expense.

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

Our patents, patent applications, and licensed patent rights cover various compounds, pharmaceutical formulations and methods of use. Pharmacyclics owns or licenses rights to:

•	42 issued U.S. patents; and

•	35 other pending U.S. patent applications.

These issued U.S. patents expire at various times depending on product programs (see above program sections). In addition, Pharmacyclics owns or licenses approximately 72 issued foreign patents, 3 Patent Cooperation Treaty (“PCT”) patent applications, and more than 126 pending non-U.S. patent applications filed with the European Patent Office, and nationally in Canada, Japan, China, Australia and other international territories.

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

Research and Development

The majority of our operating expenses to date have been related to research and development, or R&D. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D. R&D expenses were $34,482,000 in fiscal 2011, $17,358,000 in fiscal 2010 and $13,954,000 in fiscal 2009.

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

Employees

As of June 30, 2011, we had 77 employees, all of whom were full-time employees.  Fifty-seven of our employees are engaged in research, development, preclinical and clinical testing, manufacturing, quality assurance and quality control and regulatory affairs and 20 are in finance and administration.  Seventeen of our employees have an M.D. or Ph.D. degree. Our future performance depends in significant part upon the continued service of our key scientific, technical and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

Available Information

We were incorporated in Delaware in 1991 and commenced operations in 1992.

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We maintain a site on the worldwide web at www.pharmacyclics.com; however, information found on our website is not incorporated by reference into this report. We make our SEC filings available free of charge on or through our website, including our annual report on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this annual report on Form 10-K is located at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. In the past, our stock price has fallen below the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a) (5).  While we have since regained compliance with Marketplace Rule 4450(a) (5), we cannot assure you that our stock price will continue to remain above the required minimum bid price.  If we do not remain in compliance with the $1.00 minimum bid price requirement or any other NASDAQ listing requirement, our stock may be delisted by NASDAQ.

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

We have incurred significant operating losses since our inception in 1991 and, as of June 30, 2011, had an accumulated deficit of $413,125,000.  We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenues to cover our expenses.  All of our product candidates are in the early stages of development and the commercialization of those products will not occur, if at all, for at least the next several years.  Our achieving profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and to obtain required regulatory approvals and to successfully manufacture and market our proposed product.  While we have generated revenue from collaborations, including $8,233,000 in fiscal 2011, we have not generated significant revenue from either the licensing or commercial sale of our products to date.

Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will harm our business.

Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt of regulatory approvals for the indications that we are studying, and the acceptance by physicians and patients of the clinical benefits that our products may offer;

•	the establishment and demonstration in the medical community of the safety, clinical efficacy and cost-effectiveness of our products and their potential advantages over existing therapeutic products;

•	marketing and distribution support;

•	the introduction, market penetration and pricing strategies of competing and future products;

•	coverage and reimbursement policies of governmental and other third- party payers such as insurance companies, health maintenance organizations and other plan administrators; and

•	physicians, patients, payers or the medical community in general may be unwilling to accept, purchase, utilize or recommend any of our products.

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

We currently depend heavily and will depend heavily in the future on third parties for support in product development and clinical development of our products. The termination of a significant number of our existing collaborative arrangements, or our inability to establish and maintain collaborative arrangements could have a material adverse effect on our ability to complete clinical development of our products. Given our limited resources, it may be necessary to establish partnerships with other pharmaceutical companies that have greater financial and technical resources in order to successfully develop and commercialize our products. Although we have entered into a global strategic alliance with Servier related to the research, development, and commercialization of PCI-24781, there is no assurance that any additional partnerships can be obtained, and if obtained, such partnership may require us to relinquish product rights that could affect the financial success of these products.

We engage clinical investigators and medical institutions to enroll subjects in our clinical trials and contract clinical research organizations, or CROs, for various aspects of our clinical development activities including clinical trial monitoring, data collection, safety monitoring and data management. As a result, we have had and continue to have less control over the conduct of clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Although we rely on CROs to conduct some of our clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with the investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements.

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

•
our current and future manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding regulatory agencies for compliance with strictly enforced cGMP and similar standards in other countries. Failure to pass these inspections could have a material adverse effect on our ability to produce our products to support our operations;

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

We face intense competition from other companies and research and academic institutions for qualified personnel.  We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco, California area.  In September 2008, four members of our Board of Directors resigned and were replaced by four new members.  At the time of this change in our Board, our CEO and CFO resigned their positions and were replaced with Robert W. Duggan as CEO and Rainer (Ramses) Erdtmann as Vice President of Finance and Administration.  We are highly dependent on these officers, and in fact Mr. Duggan has provided significant financing to us.  If Mr. Duggan were to terminate his position with us, or we were to lose an additional executive officer, any of our senior scientists, a manager of one of our programs, or a significant number of any of our staff or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes, raise additional capital or implement our business strategy may be adversely affected or prevented and our business may be harmed as a result.

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

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these or other claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential drugs, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

The S&P downgrade and any further downgrade of the United States’ credit rating could have a material adverse effect on our business, financial condition, and results of operations.

In recent months, each of Moody’s Investors Service, Standard & Poor’s Corp., and Fitch Ratings has publicly warned of the possibility of a downgrade to the United States’ credit rating.  On August 5, 2011, S&P downgraded its rating of the United States’ long-term debt to AA+.  Each of Moody’s and Fitch has maintained its rating of U.S. debt at AAA.  Any further credit downgrade (whether by S&P, Moody’s, or Fitch), and the attendant perceived risk that the United States may not pay its debt obligations when due, could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world.  In turn, this could have a material adverse effect on our business, financial condition, and results of operations.  In particular, these events could have a material adverse effect on the value and liquidity of financial assets.

Our investments in marketable securities are subject to risks which may cause losses and affect the liquidity of these investments.

We invest funds in excess of those needed for working capital and operating expenses in marketable securities which may include corporate equity securities, corporate notes, certificates of deposit, government securities and other financial instruments.  Significant declines in the value of these investments due to the operating performance of the companies we invest in or general economic or market conditions may result in the recognition of realized or impairment losses which could be material.

We may need to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements. While we have been able to complete an unqualified assessment as to the adequacy of our internal control over financial reporting for our fiscal year ending June 30, 2011, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be unqualified. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

The price of our common stock is volatile.

The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the period beginning July 1, 2009 and ending August 31, 2011, the sales price for one share of our common stock reached a high of $12.81 per share and a low of $1.23 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

•	the progress and results of our preclinical testing, clinical trials, product development and partnering activities;

•	quarterly fluctuations in our financial results;

•	the development of technological innovations or new therapeutic products by us, our competitors or others;

•	changes in governmental regulation;

•	developments in patent or other proprietary rights by us, our competitors or others;

•	developments and/or announcements by us, our competitors or others;

•	litigation;

•	public concern as to the safety of products developed by us, our competitors or others;

•	departure of key personnel;

•	ability to manufacture our products to commercial standards;

•	changes in the structure of healthcare payment systems and the coverage and reimbursement policies of governmental and other third-party payers;

•	our ability to successfully commercialize our products if they are approved;

•	comments by securities analysts; and

•	general market conditions in our industry.

In addition, if any of the risks described in this section entitled “Risk Factors” actually occur, there could be a dramatic and material adverse impact on the market price of our common stock.

If our products are not accepted by the market or if users of our products are unable to obtain adequate coverage of and reimbursement for our products from government and other third-party payers, our revenues and profitability will suffer.

Our ability to commercialize our products successfully will depend in significant part on the extent to which appropriate coverage of and reimbursement for our products and related treatments are obtained from governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payers are increasingly challenging the prices charged for medical products and services. We cannot provide any assurances that third- party payers will consider our products cost-effective or provide coverage of and reimbursement for our products, in whole or in part.

Uncertainty exists as to the coverage and reimbursement status of newly approved medical products and services and newly approved indications for existing products. Third-party payers may conclude that our products are less safe, less clinically effective, or less cost-effective than existing products, and third-party payers may not approve our products for coverage and reimbursement. If we are unable to obtain adequate coverage of and reimbursement for our products from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them. Such reduction or limitation in use of our products could cause our sales to suffer. Even if third-party payers make reimbursement available, payment levels may not be sufficient to make the sale of our products profitable.

Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of medical services and products, may result in inadequate coverage of and reimbursement for our products. Many third- party payers, including in particular HMOs, are pursuing various ways to reduce pharmaceutical costs, including, for instance, the use of formularies. The market for our products depends on access to such formularies, which are lists of medications for which third-party payers provide reimbursement. These formularies are increasingly restricted, and pharmaceutical companies face significant competition in their efforts to place their products on formularies of HMOs and other third-party payers. This increased competition has led to a downward pricing pressure in the industry. The cost containment measures that third-party payers are instituting could have a material adverse effect on our ability to operate profitably.

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

There also have been and likely will continue to be legislative and regulatory proposals at the state and federal levels that could bring about significant changes to the Medicaid drug rebate program and other federal pharmaceutical pricing and rebate programs. Given these and other recent federal and state government initiatives directed at lowering the total cost of health care, federal and state lawmakers will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid programs. These efforts could adversely affect our business by, among other possibilities, limiting the prices that can be charged for drugs we develop or the amount of reimbursement available for these products from governmental agencies or third-party payers, limiting the profits that pharmaceutical companies may earn on certain sales, increasing the tax obligations on pharmaceutical companies, increasing our rebate liability, or limiting our commercial opportunity. We cannot predict the impact on our business of any legislation or regulations that may be adopted in the future. Any cost containment measures and other healthcare system reforms that are adopted could have a material adverse effect on our ability to operate profitably.

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

In addition to the laws described above, the Health Insurance Portability and Accountability Act of 1996 created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

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

Our corporate offices are located in Sunnyvale, California, where, as of July 1, 2011, we lease approximately 64,800 square feet under an operating lease that expires in November 2017, with an option to extend the term for an additional five years.  Our facility includes administrative and research and development space. We believe our existing facility is adequate to meet our current needs and that suitable additional space will be available as needed.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Stock Market under the symbol "PCYC." The following table sets forth, for the periods indicated, the high and low sales prices of our common stock.

	HIGH	LOW
FISCAL YEAR ENDED June 30, 2011
First Quarter	$8.42	$6.36
Second Quarter	8.22	5.29
Third Quarter	6.52	4.88
Fourth Quarter	10.63	5.66

FISCAL YEAR ENDED June 30, 2010
First Quarter	$2.41	$1.13
Second Quarter	3.40	1.71
Third Quarter	6.92	3.01
Fourth Quarter	8.60	5.45

As of August 31, 2011, there were 116 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

Performance Graph (1)

The following graph compares our total stockholder returns for the past five years to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index.  The total return for each index assumes the reinvestment of all dividends, if any, paid by companies included in these indices.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

(1)
This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and  irrespective of any general incorporation language in any such filing.

(2)	Shows the cumulative return on investment assuming an investment of $100 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index at June 30, 2006.

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

	Years Ended June 30,					Inception (April 19,1991) Through June 30,
	2011	2010	2009	2008	2007	2011
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues(1):
License and milestone revenues	$8,233	$9,307	$-	$-	$-	$25,395
Grant and contract revenues	-	-	-	-	126	6,154
Total revenues	8,233	9,307	-	-	126	31,549

Operating expenses: (2)
Research and development	34,482	17,358	13,954	18,180	21,115	377,716
General and administrative	9,125	7,561	8,474	7,332	7,403	101,301
Purchased in-process research and development	-	-	-	-	-	6,647
Total operating expenses	43,607	24,919	22,428	25,512	28,518	485,664

Loss from operations	(35,374)	(15,612)	(22,428)	(25,512)	(28,392)	(454,115)

Interest income	169	81	137	1,206	2,175	43,194
Interest expense and other income (expense), net (3)	2	(43)	(606)	8	-	(2,204)
Loss before benefit (provision) for income taxes	(35,203)	(15,574)	(22,897)	(24,298)	(26,217)	(413,125)

Benefit (provision) for income taxes	-	550	(550)	-	-	-

Net Loss	$(35,203)	$(15,024)	$(23,447)	$(24,298)	$(26,217)	$(413,125)
Basic and diluted net loss per share(4)	$(0.59)	$(0.31)	$(0.88)	$(0.93)	$(1.08)

Weighted average shares used to compute basic and diluted net loss per share	59,973	48,344	26,570	25,989	24,175

	June 30,
	2011	2010	2009	2008	2007
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities(5)	$112,329	$74,149	$16,326	$16,755	$38,762
Total assets	116,352	76,820	18,301	18,367	41,095
Deferred revenue	7,000	6,099	11,628	-	-
Total liabilities	14,678	10,059	20,042	1,922	2,694
Deficit accumulated during development stage	(413,125)	(377,922)	(362,898)	(339,451)	(315,153)
Total stockholders' equity (deficit)	101,674	66,761	(1,741)	16,445	38,401

(1)	See Note 2 to the financial statements for a discussion of revenue recognition related to the Servier agreement.

(2)	See Note 6 to the financial statements for a description of share-based compensation included in operating expenses in 2011, 2010 and 2009.

(3)	See Note 5 to the financial statements for a discussion of interest expense on related party notes payable in 2010 and 2009.

(4)	See Note 1 to the financial statements for a description of the computation of basic and diluted net loss per share.

(5)	See Note 6 to the financial statements for a description of equity financings completed during fiscal 2011 and 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing innovative small-molecule drugs for the treatment of cancer and immune-mediated diseases.  Our mission and goal is to build a viable biopharmaceutical company that commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs.  We identify promising product candidates using our scientific development expertise, develop our products in a rapid, cost-efficient manner and pursue commercialization and/or development partners when and where appropriate.

Presently, we have three product candidates in clinical development and several preclinical molecules in lead optimization.  To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products.  We do not anticipate the generation of any product commercial revenues until we receive the necessary regulatory and marketing approvals to launch one of our products.

We have incurred significant operating losses since our inception in 1991, and as of June 30, 2011, had an accumulated deficit of $413,125,000. The process of developing and commercializing our products requires significant research and development, preclinical testing, clinical trials and manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Achieving profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully commercialize our products.

Bruton’s Tyrosine Kinase (Btk) Inhibitor for Oncology

PCI-32765 is an orally active small molecule inhibitor of Bruton’s tyrosine kinase (Btk) that we are developing for the treatment of patients with B-cell lymphoma or leukemia.  B-cell maturation is mediated by B-cell receptor (BCR) signal transduction and Btk is an essential part of the BCR signaling pathway. Recently, Btk has been demonstrated to affect a number of vital growth and survival processes in cancerous B-cells.

As reported at the ASCO annual meeting in June 2011, in a Phase IB/II trial in CLL/SLL, single agent PCI-32765 has been well-tolerated; discontinuation of treatment for adverse events occurred in 3 of 83 patients. Diarrhea, nausea/ vomiting, and dyspepsia were the most frequently reported events and were typically of modest severity. Significant neutropenia and thrombocytopenia were uncommon in the 420mg qD cohorts, but more frequently observed (18%, 9% respectively) in the 840mg qD cohort in spite of a shorter follow-up. As previously reported, a characteristic pattern of response occurred in the CLL patients, with rapid reduction of lymph node disease and a corresponding initial phase of lymphocytosis, which is an increase in the amount of lymphocytes – a type of white blood cell. The resolution of lymphocytosis was more rapid in treatment-naïve versus relapsed/ refractory patients, corresponding to a more rapid evolution of overall response per standard criteria in treatment-naïve patients. At a median follow-up of 6.3 months, 67% of patients with treatment-naïve disease had achieved an overall response by standard criteria, with an additional 19% of patients achieving a nodal response. At a median follow-up of 7.8 months in the cohort of relapsed/ refractory patients treated with 420mg qD, the rate of overall objective response was 48% with an additional 41% of patients having achieved a nodal response. The initial response assessment at 2 months in patients with relapsed/ refractory disease appeared similar between the 420mg qD and 840mg qD doses. Additionally, achieving response appeared to be independent of poor-risk features, such as del (17p), del (11q), and lack of mutation in the immunoglobulin heavy chain variable region gene. Through June 30, 2011, three patients have experienced disease progression, and 81% of relapsed/ refractory patients in the more mature 420mg qD cohort are on treatment and free-of-progression at 6 months.

In August 2011, we entered into a five-year Cooperative Research and Development Agreement with the National Cancer Institute (NCI) to collaborate on the development of PCI-32765.  Under the Agreement, the NCI's Division of Cancer Treatment and Diagnosis plans to sponsor Phase I and Phase II trials of PCI-32765 in various hematologic malignancies.

We have initiated a Phase II program that will enable potential registrational paths in CLL, MCL, and diffuse large B-cell lymphoma (DLBCL). We anticipate that this Phase II program should allow for Phase III enabling decisions in these indications based upon ongoing analysis of the data. The ongoing Phase II program currently includes the following studies:

•
PCYC-1104:  A multicenter, phase II study of PCI-32765 in relapsed or refractory mantle cell lymphoma, including cohorts of subjects either previously treated with bortezomib or naïve to bortezomib treatment. This trial is activated in several US sites and is currently enrolling patients.

•
PCYC-1106:  A multicenter, open-label, Phase II study of PCI 32765 in subjects with relapsed or refractory DLBCL. This study is designed to assess the activity of PCI-32765 in two genetically distinct subtypes of DLBCL, the activated B-cell (ABC) subtype and the germinal center (GC) subtype. This trial is activated in several US sites and is currently enrolling patients.

•
PCYC-1108: A Phase IB, multicenter, open-label, study of PCI-32765, in combination with intensive immune chemotherapy (FCR or BR)* in subjects with CLL or SLL lymphoma. This trial is activated in several US sites and is currently enrolling patients. *(FCR = fludarabine, cyclophosphamide and rituximab; BR = bendamustine and rituximab)

•	PCYC-1109: A phase IB/II study of PCI-32765 and ofatumumab in subjects with relapsed or refractory CLL or SLL. This is a single site trial and is currently enrolling patients.

Factor VIIa Inhibitor

PCI-27483 is a potent and selective first-in-human small molecule inhibitor of coagulation (clotting) Factor VIIa. PCI-27483 suppresses the active form of Factor VII (FVIIa) that arises from interaction with the cell surface membrane protein known as tissue factor (TF). The FVIIa: TF complex is found at elevated levels in cancers of the pancreas, stomach, colon and lung.  The activity of this complex triggers a host of patho-physiologic processes that facilitate tumor blood vessel formation (angiogenesis), growth and metastases.  In pancreatic cancer patients, elevated levels of the FVIIa: TF complex correlates with an increased propensity to develop thromboses, also known as blood clots. Studies in laboratory animals indicate that PCI-27483 inhibits the growth of tumors that express TF.

We have completed Phase I testing of Factor VIIa Inhibitor PCI-27483 in healthy volunteers. In this study, PCI-27483 caused no adverse events, and we were able to establish the International Normalized Ratio (INR) as a pharmacodynamic marker for evaluation in clinical trials.

A multicenter Phase I/II of PCI-27483 in patients with locally advanced or metastatic pancreatic cancer that are either receiving or are planned to receive gemcitabine therapy is currently ongoing.  The Phase I portion of the study, which evaluated safety and established the Phase II dose of PCI-27483, has completed enrollment and interim results were reported at the 2011 GI Cancers Symposium on January 21, 2011. The Phase II portion of the study is enrolling and patients are being randomized to receive either gemcitabine alone or gemcitabine plus PCI-27483 (1.2 mg/kg twice daily). The objectives of this phase of the study are to: a) assess the safety of Pharmacyclics  FVIIa Inhibitor PCI-27483 at pharmacologically active dose levels; b) to assess potential inhibition of tumor progression and c) obtain initial information of the effects on the incidence of thromboembolic events.

Histone Deacetylase (HDAC) Inhibitor

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

We are currently conducting a Phase I trial in patients with advanced solid tumors, a Phase I/II trial in sarcoma patients (in combination with doxorubicin, an anti tumor agent) and a Phase I/II trial  testing PCI-24781 in patients with relapsed or refractory Non-Hodgkin's lymphoma. Currently we are enrolling patients in the Phase II portion of this trial in patients with follicular lymphoma.

The HDAC Inhibitor PCI-24781 has been studied in over 100 patients treated in clinical trials thus far. The main dose-limiting toxicity observed has been a rapidly reversible thrombocytopenia (a decrease in platelets, which are blood cells necessary for clotting). This effect is common among HDAC inhibitors and is considered a class effect (i.e. related to the pharmacologic mechanism of action).  The duration and severity of the thrombocytopenia has been managed using novel dose scheduling strategies that we have developed and tested in the clinic.

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

Revenue Recognition

We recognize revenue when all four revenue recognition criteria have been met:  persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.  Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front collaboration payments, periodic milestone payments and payments for research activities. Our collaborations prior to July 1, 2010 with multiple elements were evaluated and divided into separate units of accounting if certain criteria were met, including whether the delivered element had stand-alone value and whether there was verifiable objective and reliable evidence (VSOE) of the fair value of the undelivered items.  The consideration we received was combined and recognized as a single unit of accounting when criteria for separation were not met.  Future collaborations with multiple elements will follow the separation criteria in Accounting Standards Update 2009-13 Revenue Arrangements with Multiple Deliverables.  Revenue will be allocated to each element using a selling price hierarchy, where the selling price for an element is based on VSOE if available; third-party evidence (TPE), if available and VSOE is not available; or the best estimate of selling price, if neither VSOE nor TPE is available.

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

The fair value of each stock option is estimated using the Black Scholes option-pricing model. Expected volatility is based on historical volatility data of our stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding.  The expected term for each of our employee options, non-employee options and our Employee Stock Purchase Plan is calculated for and applied to one group of grants as we do not expect substantially different exercise or post-vesting termination behavior among our employee or non-employee population.  The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the our options.

Options vest upon the passage of time or a combination of time and the achievement of certain performance obligations.  The Compensation Committee of the Board of Directors will determine if the performance conditions have been met.  Share-based compensation expense for the options with performance obligations is recorded when the company believes that the vesting of these options is probable.

Recent Accounting Pronouncements

See Note 1, The Company and Significant Accounting Policies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

Results of Operations

Revenues

The following table summarizes our revenue over the last three fiscal years (in thousands):

	2011	2010	2009
License and milestone revenues	$8,233	$9,307	$-

We recorded $8,228,000 and $9,307,000 in revenue in the years ended June 30, 2011 and 2010, respectively, associated with our collaboration and license agreement with Servier which was entered into in April 2009.  Given that the deliverables under the collaboration agreement with Servier did not meet criteria in the accounting rules for separation (e.g., no separately identifiable fair value), the arrangement has been treated as a single unit-of-accounting for purposes of revenue recognition.  We recognized the combined unit of accounting over the estimated period required to complete the research activities (two years), which coincided with the delivery period for all substantive obligations or “deliverables” associated with this agreement.  Of the total revenue for the year ended June 30, 2011, $4,355,000 represents amortization of the $11,000,000 upfront payment from Servier received in April 2009 and the remainder represents the pro-rata completion of services associated with research payments, our supply commitment and reimbursement of patent expenses.

The collaboration and license agreement required us to enter into an agreement to supply drug product for Servier’s use in clinical trials.  As the supply agreement was considered part of the arrangement we deferred recognition of all revenue under the Servier collaboration agreement until the supply agreement was completed and executed in our fiscal 2010 second quarter.  Of the total research and development collaboration revenues for the year ended June 30, 2010, $6,645,000 represent amortization of the $11,000,000 upfront payment from Servier received in April 2009.  Included in the Servier revenue recognized in fiscal 2010 was $1,211,000, which represents the pro rata portion of revenue attributable to the period from April 2009 (i.e., the signing of the collaboration agreement) to June 30, 2009, had the supply agreement been completed in April 2009.  The remaining fiscal 2010 revenue of $2,662,000 represents the pro-rata completion of services attributable to payments of $4,406,000 from Servier associated with research payments, our supply commitment and reimbursements of patent expenses.

Research and Development Expenses

The following table summarizes the period over period changes in our research and development (R&D) expenses over the last three fiscal years (in thousands):

	2011	Change	2010	Change	2009
R & D expenses	$34,482	99%	$17,358	24%	$13,954

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

Prior to fiscal 1999, we did not track our research and development expenses by specific program and for this reason we cannot accurately estimate our total historical costs on a specific program basis. Direct costs by program and indirect costs were as follows (in thousands):

				Related R&D Expenses Years ended June 30,
Product	Description	Phase of Development	Estimated Completion of Phase	2011	2010	2009
Btk Inhibitors	Cancer/autoimmune	Phase II	Unknown	$21,734	$6,565	$3,075
HDAC Inhibitors	Cancer/autoimmune	Phase I/II	Unknown	2,082	2,596	3,731
Factor VIIa Inhibitor	Cancer	Phase II	Unknown	2,142	2,227	1,475
MGd	Cancer	Phase II	Unknown	62	174	964
	Total direct costs			26,020	11,562	9,245
	Indirect costs			8,462	5,796	4,709
	Total research and development costs			$34,482	$17,358	$13,954

Research and development expenses increased $17,124,000, or 99%, for the year ended June 30, 2011 compared with the year ended June 30, 2010.  The increase, which is net of approximately $586,000 ($733,000, net of $147,000 in related expenses) received from a Therapeutic Discovery Project Tax Credit, was primarily due to the following:

•
Btk program costs increased $15,169,000, or 231%, driven by increased clinical trial activity.  Increases included $4,588,000 in outside clinical trial costs, $4,279,000 in drug-related costs, $3,884,000 in personnel costs, $1,773,000 in outside services and consulting costs and $340,000 in lab supplies.

•
HDAC program costs decreased $514,000, or 20%.  Decreases included $651,000 in personnel costs and $129,000 in outside services and consulting costs, partially offset by higher outside clinical trial costs, drug costs and lab supplies.

•
Factor Vlla program costs decreased $85,000, or 4%.  Decreases included $375,000 in drug costs and $31,000 in outside services and consulting costs, partially offset by higher outside clinical trial and personnel costs.

•	Indirect costs increased $2,666,000, or 46%, primarily due to an increase of $3,309,000 in share-based compensation costs, partially offset by lower other indirect personnel-related costs.

Research and development expenses increased $3,404,000, or 24% for the year ended June 30, 2010 compared with the year ended June 30, 2009 primarily due to the following:

•
Btk program costs increased $3,490,000, or 113% primarily due to increases of $615,000 in personnel costs, $557,000 in drug costs, $1,049,000 in outside clinical trial costs, $266,000 in preclinical costs, $423,000 in outside services and consulting costs and other increases associated with the increased activity.

•	HDAC program costs decreased $1,135,000, or 30% primarily due to a $1,000,000 payment in the prior year associated with the amendment of our license agreement with Celera.

•	Factor Vlla program costs increased $752,000 or 51% primarily due to increases of $467,000 in drug costs and $285,000 in outside clinical trial costs.

•	MGd program costs decreased $790,000, or 82% primarily due to decreases of $589,000 in personnel costs and $196,000 in consulting costs.

•	Indirect costs increased $1,087,000, or 23% primarily due to an increase of $963,000 in share-based compensation costs.

General and Administrative Expenses.

The following table summarizes the period over period changes in our general and administrative (G&A) expenses over the last three fiscal years.

	2011	Change	2010	Change	2009
G&A expenses	$9,125,000	21%	$7,561,000	-11%	$8,474,000

The increase of 21% or $1,564,000 in general and administrative expenses for the year ended June 30, 2011 compared with the year ended June 30, 2010, was primarily due to a non-cash increase in share-based compensation of $1,319,000, a $413,000 increase in legal and patent costs and a $179,000 increase in recruiting and payroll costs.  These increases were partially offset by a $474,000 net decrease in consulting and other advisory services in 2011.

The decrease of 11% or $913,000 in general and administrative expenses for the year ended June 30, 2010 compared with the year ended June 30, 2009, was primarily due to a non-cash decrease in share-based compensation of $1,363,000 and a $522,000 decrease in other payroll-related costs that were primarily due to the absence of significant severance costs in 2010.  These decreases were partially offset by a fiscal 2010 increase of $819,000 in financial advisory expenses and $362,000 related to the provision of certain legal and patent outside services.

Interest and Other Income (Expense), Net.

The following table summarizes the period over period changes in our interest and other income, net, over the last three fiscal years.

	2011	Change	2010	Change	2009
Interest income	$169,000	109%	$81,000	-41%	$137,000
Interest expense	-	-	(43,000)	-93%	(618,000)
Other, net	2,000	-	-	-	12,000
Interest and other income (expense), net	$171,000		$38,000		$(469,000)

The increase of $133,000 in interest and other income (expense), net, for the year ended June 30, 2011 compared with the year ended June 30, 2010, was primarily due to higher interest income from higher invested balances during the year and the absence of interest expense in 2011.

The increase of $507,000 in interest and other income (expense), net, for the year ended June 30, 2010 compared with the year ended June 30, 2009, was primarily due to a decrease of $575,000 in interest expense due to settlement of the related party loans, partially offset by a $56,000 reduction of interest income due to lower average interest rates.

Income Taxes.

At June 30, 2011, we had federal and state net operating loss carry forwards of approximately $180,393,000 and $121,440,000, respectively. Approximately $7,400,000 of the federal net operating loss carry forwards relate to stock option deductions, the tax benefit of which will be accounted for directly to equity as additional paid in capital as they are utilized. The federal and state net operating loss carry forwards will begin to expire in 2012. Federal and state tax credit carry forwards of $4,771,000 and $9,635,000, respectively, are available to offset future taxable income. The federal tax credits will begin to expire in 2012. State research and development credits can be carried forward indefinitely.

Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and tax credit carry forwards that can be carried forward may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. This annual limitation may result in the expiration of net operating losses before utilization. We have determined that a cumulative stock ownership change happened and we have estimated that a significant portion of our net operating losses for federal and state tax purposes, as well as some amount of our federal research credits, will not be available for use in future periods due to these limitation rules.  The above estimated net operating loss and tax credit carryforwards reflect a reduction for the amounts we have estimated will expire unused.

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

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and also proceeds from collaborative research and development agreements, as well as interest income.  Since inception, we have used $351,921,000 of cash for operating activities and approximately $17,621,000 of cash for the purchase of laboratory and office equipment, leasehold improvements and payments under capital lease agreements.  As of June 30, 2011, we had $112,329,000 in cash, cash equivalents and marketable securities.

Net cash used in operating activities of $22,271,000 during the year ended June 30, 2011 resulted primarily from our net loss partially offset by share-based compensation expense and an increase in accounts payable.  Net cash used in operating activities of $15,468,000 during the year ended June 30, 2010 resulted primarily from our net loss, a decrease in deferred revenue and an increase in prepaid and other assets, partially offset by share-based compensation expense and an increase in accounts payable.  Net cash used in operating activities was $8,175,000 for the year ended June 30, 2009 and resulted primarily from the operating loss partially offset by an increase in deferred revenue and non-cash share-based compensation expense

Net cash used in investing activities of $3,654,000 and $21,810,000 in the years ended June 30, 2011 and 2010 respectively, and net cash provided by investing activities in 2009 of $2,657,000 primarily consisted of the net effect of purchases, maturities and sales of marketable securities.  Additionally, our purchases of property and equipment increased to $1,150,000 in 2011 from $224,000 in 2010, largely due to purchases associated with the expansion of our leased facilities during the year.

Net cash provided by financing activities of $62,483,000 for the year ended June 30, 2011 consisted of $56,599,000 in net proceeds from the sale of approximately 6.4 million shares of common stock in a registered direct offering completed in June 2011 and the proceeds from the exercise of stock options and sale of stock under our employee stock purchase plan.   Net cash provided by financing activities of $73,943,000 for the year ended June 30, 2010 consisted primarily of $21,720,000 in net proceeds from the sale of approximately 22.5 million shares of common stock in a rights offering completed in August 2009, net proceeds of $50,793,000 from the sale of approximately 8.1 million shares of common stock in a registered direct offering completed in June 2010 and the proceeds from the exercise of stock options and sale of stock under our employee stock purchase plan. Net cash provided by financing activities of $7,792,000 in the year ended June 30, 2009 consisted of proceeds from notes payable and the sale of common stock.

In April 2009, we signed a collaboration and license agreement with Servier.  In May 2009, we received an upfront payment from Servier of $11,000,000 less applicable withholding taxes of $550,000, for a net payment of $10,450,000. The withholding tax will be reclaimed due to a revision in the Double Tax Treaty between the US and France.  We received an additional $4,000,000 from Servier for research collaboration in installments between 2009 and April 2011 and received a $7,000,000 advance milestone payment under the agreement in April 2011 (see Note 2 to the Consolidated Financial Statements).

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

Contractual Obligations

The following table summarizes our primary noncancelable contractual obligations as of June 30, 2011 (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$6,308	$-	$2,554	$2,145	$1,609
Total	$6,308	$-	$2,554	$2,145	$1,609

In January 2011, we entered into an amendment of our facilities lease agreement which added an additional 32,256 square feet of leased space, giving us a total of 64,776 square feet.  The amendment included an abatement of the monthly rent of the prior facility lease for the first 7 months, limited to $325,000, and a 12-month abatement for the added space, limited to $290,000. The amendment includes an option to extend the lease term for five years, an early termination fee of $20.00 per sq. ft and a relocation option.  The amended lease expires in November 2017.

In addition, we have entered into various agreements and purchase orders related to our clinical trials and general operations which have been excluded from the above table because they are cancellable prior to the date of delivery.

In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation – a subsidiary of Quest Diagnostics Incorporated).  Future milestone payments we could be required to make under the agreement, as amended, could total as much as approximately $97,000,000, although we currently cannot predict if or when any of the milestones will be achieved.  In addition, Celera will also be entitled to royalty payments based on annual sales of certain drugs commercialized from these programs.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we generally maintain investments at an average maturity of less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2011 and 2010, would have potentially declined by approximately $109,000 and $89,000, respectively.

The table below presents the fair value of our marketable securities at June 30, 2011 and weighted-average interest rates by year of stated maturity for our investment portfolio (in thousands, except interest rates):

Matures in Fiscal Year 2012
Marketable Securities	$24,572
Weighted-average interest rate	0.35%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pharmacyclics, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity  (deficit) and of cash flows present fairly, in all material respects, the financial position of Pharmacyclics, Inc. and its subsidiary (the"Company") (a development stage enterprise) at  June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 and, cumulatively, for the period from April 19, 1991 (date of inception) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A(b).  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 13, 2011

PHARMACYCLICS, INC.
(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$87,757	$51,199
Marketable securities	24,572	22,950
Accounts receivable	54	194
Prepaid expenses and other current assets	2,313	1,702
Total current assets	114,696	76,045
Property and equipment, net	1,312	459
Other assets	344	316
Total assets	$116,352	$76,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,684	$2,856
Accrued liabilities	1,584	1,054
Deferred revenue	7,000	6,099
Total current liabilities	14,268	10,009
Deferred rent	410	50
Total liabilities	14,678	10,059

Commitments (Notes 2 and 9)

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized at June 30, 2011 and 2010; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 authorized at June 30, 2011 and 2010; shares issued and outstanding – 67,915,865 and 59,199,406 at June 30, 2011 and 2010	7	6
Additional paid-in capital	514,813	444,683
Accumulated other comprehensive loss	(21)	(6)
Deficit accumulated during development stage	(413,125)	(377,922)
Total stockholders' equity	101,674	66,761
Total liabilities and stockholders’ equity	$116,352	$76,820

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended June 30,			Period from Inception (April 19, 1991)
	2011	2010	2009	through June 30, 2011

Revenues:
License and milestone revenues	$8,233	$9,307	$-	$25,395
Contract and grant revenues	-	-	-	6,154
Total revenues	8,233	9,307	-	31,549
Operating expenses:
Research and development	34,482	17,358	13,954	377,716
General and administrative	9,125	7,561	8,474	101,301
Purchased in-process research and development	-	-	-	6,647
Total operating expenses	43,607	24,919	22,428	485,664

Loss from operations	(35,374)	(15,612)	(22,428)	(454,115)
Interest income	169	81	137	43,194
Interest expense and other income (expense), net	2	(43)	(606)	(2,204)
Loss before benefit (provision) for income taxes	(35,203)	(15,574)	(22,897)	(413,125)
Benefit (provision) for income taxes	-	550	(550)	-
Net loss	$(35,203)	$(15,024)	$(23,447)	$(413,125)

Basic and diluted net loss per share	$(0.59)	$(0.31)	$(0.88)

Weighted average shares used to compute basic and diluted net loss per share	59,973	48,344	26,570

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,			Period from Inception (April 19, 1991) through June 30,
	2011	2010	2009	2011
Cash flows from operating activities:
Net loss	$(35,203)	$(15,024)	$(23,447)	$(413,125)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	292	235	299	15,811
Amortization of premium/discount on marketable securities, net	874	421	(32)	1,269
Amortization of debt discount	-	21	549	570
(Gain) loss on sale of marketable securities	(7)	-	(1)	43
Purchased in-process research and development	-	-	-	4,500
Share-based compensation expense	7,818	3,190	3,293	26,824
Common stock issued in exchange for services provided	-	-	15	15
(Gain) loss on property and equipment	5	-	(11)	375
Changes in assets and liabilities:
Accounts receivable	140	438	(632)	(54)
Prepaid expenses and other assets	(250)	(1,145)	51	(2,268)
Accounts payable	2,269	1,689	112	5,125
Accrued liabilities	530	253	5	1,584
Deferred revenue	901	(5,529)	11,628	7,000
Deferred rent	360	(17)	(4)	410
Net cash used in operating activities	(22,271)	(15,468)	(8,175)	(351,921)

Cash flows from investing activities:
Purchase of property and equipment	(1,150)	(224)	(81)	(13,740)
Proceeds from sale of property and equipment	-	-	11	123
Purchase of marketable securities	(77,962)	(36,595)	(4,971)	(649,074)
Proceeds from sales of marketable securities	28,905	-	998	114,839
Proceeds from maturities of marketable securities	46,553	15,009	6,700	508,330
Net cash ( used in) provided by investing activities	(3,654)	(21,810)	2,657	(39,522)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	56,599	72,513	1,351	436,192
Exercise of stock options and stock purchase rights	5,884	1,744	41	17,289
Proceeds from related party notes payable	-	-	6,400	6,400
Proceeds from note payable	-	-	-	3,000
Issuance of convertible preferred stock, net of issuance costs	-	-	-	20,514
Payments under capital lease obligations	-	-	-	(3,881)
Repayment of notes payable	-	(314)	-	(314)
Net cash provided by financing activities	62,483	73,943	7,792	479,200

Increase in cash and cash equivalents	36,558	36,665	2,274	87,757
Cash and cash equivalents at beginning of period	51,199	14,534	12,260	-
Cash and cash equivalents at end of period	$87,757	$51,199	$14,534	$87,757

Supplemental disclosures of cash flow information:
Interest paid	$-	$91	$-	$1,360

Supplemental disclosure of non-cash investing and financing activities:
Accrued stock issuance costs	559	-	-	559
Receivable for stock option exercises	389	-	-	389
Settlement of related party notes payable by issuance of common stock	-	6,086	-	6,086
Property and equipment acquired under capital lease obligations	-	-	-	3,881
Warrants issued	-	-	-	49
Conversion of notes payable and accrued interest into
convertible preferred stock	-	-	-	3,051

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the period from inception (April 19, 1991) through June 30, 2011
(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Total
Issuance of common stock for cash at $0.02 per share	-	$-	400,000	$-	$6	$-	$-	$6
Balance at June 30, 1991	-	-	400,000	-	6	-	-	6

Issuance of common stock for cash at an average price of $0.02 per share	-	-	97,111	-	2	-	-	2
Issuance of convertible preferred stock for cash, net of issuance coasts, at an average price of $1.32 per share	2,040,784	-	-	-	2,667	-	-	2,667
Net loss	-	-	-	-	-	-	(523)	(523)
Balance at June 30, 1992	2,040,784	-	497,111	-	2,675	-	(523)	2,152

Issuance of common stock for cash at an average price of $0.06 per share	-	-	49,000	-	3	-	-	3
Issuance of convertible preferred stock for cash, net of issuance costs, at $4.88 per share	1,580,095	-	-	-	7,674	-	-	7,674
Net loss	-	-	-	-	-	-	(3,580)	(3,580)
Balance at June 30, 1993	3,620,879	-	546,111	-	10,352	-	(4,103)	6,249

Issuance of common stock upon exercise of stock options at an average price of $0.12 per share	-	-	324,188	-	38	-	-	38
Issuance of convertible preferred stock for cash, net of issuance costs, at an average price of $8.63 per share	886,960	-	-	-	7,623	-	-	7,623
Net loss	-	-	-	-	-	-	(5,141)	(5,141)
Balance at June 30, 1994	4,507,839	-	870,299	-	18,013	-	(9,244)	8,769

Issuance of common stock upon exercise of stock options at an average price of $0.24 per share	-	-	38,403	-	9	-	-	9
Issuance of warrants	-	-	-	-	49	-	-	49
Net loss	-	-	-	-	-	-	(10,479)	(10,479)
Balance at June 30, 1995	4,507,839	-	908,702	-	18,071	-	(19,723)	(1,652)

The accompanying notes are an integral part of these financial statements

PHARMACYCLICS, INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

For the period from inception (April 19, 1991) through June 30, 2011
(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other Comprehensive	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Total
Issuance of convertible preferred stock for notes payable and accrued interest at an average of $8.63 per share	353,483	-	-	-	3,051	-	-	3,051
Issuance of convertible preferred stock for cash, net of issuance costs, at an average price of $8.63 per share	295,649	-	-	-	2,550	-	-	2,550
Issuance of common stock upon initial public offering, net of issuance costs, for cash at $12 per share	-	-	2,383,450	1	26,042	-	-	26,043
Conversion of convertible preferred stock into common stock	(5,156,971)	-	5,156,971	-	-	-	-	-
Issuance of common stock upon exercise of stock options at an average exercise price of $1.33 per share	-	-	91,922	-	122	-	-	122
Issuance of common stock upon exercise of purchase rights at an exercise price of $10.20 per share	-	-	8,379	-	86	-	-	86
Share-based compensation expense	-	-	-	-	26	-	-	26
Net loss	-	-	-	-	-	-	(8,235)	(8,235)
Balance at June 30, 1996	-	-	8,549,424	1	49,948	-	(27,958)	21,991

Issuance of common stock, net of issuance costs, for cash at an average price of $16.93 per share	-	-	1,442,190	-	24,420	-	-	24,420
Issuance of common stock upon exercise of stock options at an average price of $2.74 per share	-	-	96,283	-	264	-	-	264
Issuance of common stock upon exercise of purchase rights at an exercise price of $10.51 per share	-	-	14,557	-	153	-	-	153
Share-based compensation expense	-	-	-	-	126	-	-	126
Net loss	-	-	-	-	-	-	(10,258)	(10,258)
Balance at June 30, 1997	-	-	10,102,454	1	74,911	-	(38,216)	36,696

The accompanying notes are an integral part of these financial statements

PHARMACYCLICS, INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

For the period from inception (April 19, 1991) through June 30, 2011
(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other Comprehensive	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Total
Issuance of common stock, net of issuance costs, for cash of $21.75 per share	-	-	2,012,500	-	40,796	-	-	40,796
Issuance of common stock upon exercise of stock options at an average price of $6.57 per share	-	-	88,933	-	584	-	-	584
Issuance of common stock upon exercise of purchase rights at an exercise price of $14.36 per share	-	-	10,372	-	149	-	-	149
Issuance of common stock upon exercise of warrants	-	-	80,033	-	-	-	-	-
Share-based compensation expense	-	-	-	-	91	-	-	91
Net loss	-	-	-	-	-	-	(9,675)	(9,675)
Balance at June 30, 1998	-	-	12,294,292	1	116,531	-	(47,891)	68,641

Issuance of common stock upon exercise of stock options at an average price of $5.10 per share	-	-	75,275	-	384	-	-	384
Issuance of commons stock upon exercise of purchase rights at an exercise price of $12.77 per share	-	-	13,643	-	174	-	-	174
Issuance of common stock upon exercise of warrants	-	-	45,661	-	-	-	-	-
Share-based compensation expense	-	-	-	-	89	-	-	89
Change in unrealized gain(loss) on marketable securities	-	-	-	-	-	(85)	-	(85)
Net loss	-	-	-	-	-	-	(19,246)	(19,246)
Total comprehensive loss								(19,331)
Balance at June 30, 1999	-	-	12,428,871	1	117,178	(85)	(67,137)	49,957

The accompanying notes are an integral part of these financial statements

PHARMACYCLICS, INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

For the period from inception (April 19, 1991) through June 30, 2011
(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other Comprehensive	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	DevelopmentStage	Total
Issuance of common stock upon exercise of stock options at an average price of $13.88 per share	-	-	102,372	-	1,421	-	-	1,421
Issuance of common stock upon exercise of purchase rights at an exercise price of $25.62 per share	-	-	11,213	-	287	-	-	287
Issuance of common stock, net of issuance costs, for cash at an average price of $44.36 per share	-	-	3,465,000	1	153,711	-	-	153,712
Share-based compensation expense	-	-	-	-	88	-	-	88
Change in net unrealized gain (loss) on marketable securities	-	-	-	-	-	(421)	-	(421)
Net loss	-	-	-	-	-	-	(23,630)	(23,630)
Total comprehensive loss								(24,051)
Balance at June 30, 2000	-	-	16,007,456	2	272,685	(506)	(90,767)	181,414
Issuance of common stock upon exercise of stock options at an average price of $16.17 per share	-	-	93,528	-	1,512	-	-	1,512
Issuance of common stock upon exercise of purchase rights at an exercise price of $27.89 per share	-	-	15,386	-	429	-	-	429
Share-based compensation expense	-	-	-	-	326	-	-	326
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	1,599	-	1,599
Net loss	-	-	-	-	-	-	(30,925)	(30,925)
Total comprehensive loss								(29,326)
Balance at June 30, 2001	-	-	16,116,370	2	274,952	1,093	(121,692)	154,355
Issuance of common stock upon exercise of stock options at an average price of $13.93 per share	-	-	13,257	-	183	-	-	183
Issuance of common stock upon exercise of purchase rights at an exercise price of $8.32 per share	-	-	58,169	-	484	-	-	484
Share-based compensation expense	-	-	-	-	91	-	-	91
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	(930)	-	(930)
Net loss	-	-	-	-	-	-	(36,575)	(36,575)
Total comprehensive loss								(37,505)
Balance at June 30, 2002	-	-	16,187,796	2	275,710	163	(158,267)	117,608

The accompanying notes are an integral part of these financial statements

PHARMACYCLICS, INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

For the period from inception (April 19, 1991) through June 30, 2011
(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Development Stage	Total
Issuance of common stock upon exercise of stock options at an average price of $1.03 per share	-	-	3,397	-	3	-	-	3
Issuance of common stock upon exercise of purchase rights at an exercise price of $2.64 per share	-	-	38,908	-	103	-	-	103
Share-based compensation expense	-	-	-	-	13	-	-	13
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	(19)	-	(19)
Net loss	-	-	-	-	-	-	(28,298)	(28,298)
Total comprehensive loss								(28,317)
Balance at June 30, 2003	-	-	16,230,101	2	275,829	144	(186,565)	89,410

Issuance of common stock, net of issuance costs, for cash at an average price of $13.00 per share	-	-	3,200,000	-	39,350	-	-	39,350
Issuance of common stock upon exercise of stock options at an average price of $4.91 per share	-	-	181,136	-	889	-	-	889
Issuance of common stock upon exercise of purchase rights at an exercise price of $4.90 per share	-	-	36,680	-	180	-	-	180
Share-based compensation expense	-	-	-	-	18	-	-	18
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	(394)	-	(394)
Net loss	-	-	-	-	-	-	(29,165)	(29,165)
Total comprehensive loss								(29,559)
Balance at June 30, 2004	-	-	19,647,917	2	316,266	(250)	(215,730)	100,288

The accompanying notes are an integral part of these financial statements

PHARMACYCLICS, INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

For the period from inception (April 19, 1991) through June 30, 2011
(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other Comprehensive	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Total
Issuance of common stock upon exercise of stock options at an average price of $4.46 per share	-	-	61,014	-	272	-	-	272
Issuance of common stock upon exercise of purchase rights at an exercise price of $5.24 per share	-	-	90,704	-	476	-	-	476
Share-based compensation expense	-	-	-	-	49	-	-	49
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	(43)	-	(43)
Net loss	-	-	-	-	-	-	(31,048)	(31,048)
Total comprehensive loss								(31,091)
Balance at June 30, 2005	-	-	19,799,635	2	317,063	(293)	(246,778)	69,994

Issuance of common stock upon exercise of stock options and purchase rights at an average price of $3.80 per share	-	-	147,059	-	559	-	-	559
Issuance of common stock for purchase of Celera assets	-	-	1,000,000	-	4,500	-	-	4,500
Share-based compensation expense	-	-	-	-	6,264	-	-	6,264
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	161	-	161
Net loss	-	-	-	-	-	-	(42,158)	(42,158)
Total comprehensive loss								(41,997)
Balance at June 30, 2006	-	-	20,946,694	2	328,386	(132)	(288,936)	39,320

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

For the period from inception (April 19, 1991) through June 30, 2011
(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other Comprehensive	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Total
Issuance of common stock, net of issuance costs, for cash at $4.75 per share	-	-	4,830,000	1	21,296	-	-	21,297
Issuance of common stock upon exercise of stock options and purchase rights at an average price of $4.16 per share	-	-	191,495	-	796	-	-	796
Share-based compensation expense	-	-	-	-	3,082	-	-	3,082
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	123	-	123
Net loss	-	-	-	-	-	-	(26,217)	(26,217)
Total comprehensive loss								(26,094)
Balance at June 30, 2007	-	-	25,968,189	3	353,560	(9)	(315,153)	38,401

Issuance of common stock upon exercise of stock options and purchase rights at an average price of $1.34 per share	-	-	47,200	-	63	-	-	63
Share-based compensation expense	-	-	-	-	2,260	-	-	2,260
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	19	-	19
Net loss	-	-	-	-	-	-	(24,298)	(24,298)
Total comprehensive loss								(24,279)
Balance at June 30, 2008	-	-	26,015,389	3	355,883	10	(339,451)	16,445

Issuance of common stock, net of issuance costs, for cash at $0.93 per share	-	-	1,470,204	-	1,351	-	-	1,351
Issuance of common stock in exchange for services provided	-	-	15,000	-	15	-	-	15
Issuance of common stock upon exercise of stock options and purchase rights at an average price of $1.04 per share	-	-	38,785	-	41	-	-	41
Discount on note payable to related party	-	-	-	-	570	-	-	570
Share-based compensation expense	-	-	-	-	3,293	-	-	3,293
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	(9)	-	(9)
Net loss	-	-	-	-	-	-	(23,447)	(23,447)
Total comprehensive loss								(23,456)
Balance at June 30, 2009	-	-	27,539,378	3	361,153	1	(362,898)	(1,741)

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

For the period from inception (April 19, 1991) through June 30, 2011
(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other Comprehensive	Deficit Accumulated During
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Development Stage	Total
Issuance of common stock in a rights offering at $1.28 per share for cash and settlement of related party note in the amount of $6,100, net of issuance costs	-	-	22,500,000	2	27,804	-	-	27,806
Issuance of common stock in a registered direct offering for cash at $6.51 per share, net of issuance costs	-	-	8,054,968	1	50,792	-	-	50,793
Issuance of common stock upon exercise of stock options and purchase rights at an average price of $1.58 per share	-	-	1,105,060	-	1,744	-	-	1,744
Share-based compensation expense	-	-	-	-	3,190	-	-	3,190
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	(7)	-	(7)
Net loss	-	-	-	-	-	-	(15,024)	(15,024)
Total comprehensive loss								(15,031)
Balance at June 30, 2010	-	-	59,199,406	6	444,683	(6)	(377,922)	66,761

Issuance of common stock in a registered direct offering for cash at $8.85 per share, net of issuance costs	-	-	6,448,829	1	56,039	-	-	56,040
Issuance of common stock upon exercise of stock options and purchase rights at an average price of $2.77 per share	-	-	2,267,630	-	6,273	-	-	6,273
Share-based compensation expense	-	-	-	-	7,818	-	-	7,818
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	(15)	-	(15)
Net loss	-	-	-	-	-	-	(35,203)	(35,203)
Total comprehensive loss								(35,218)
Balance at June 30, 2011	-	$-	67,915,865	$7	$514,813	$(21)	$(413,125)	$101,674

The accompanying notes are an integral part of these financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Significant Accounting Policies:

Description of the Company

We are a clinical-stage biopharmaceutical company and operate in one reportable segment which is focused on discovering and developing innovative small-molecule drugs for the treatment of cancer and immune-mediated diseases.  Our mission and goal is to build a viable biopharmaceutical company that commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs.  We identify promising product candidates using our scientific development expertise, develop our products in a rapid, cost-efficient manner and pursue commercialization and/or development partners when and where appropriate.

To date, substantially all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products.  We do not anticipate the generation of any product commercial revenues until we receive the necessary regulatory and marketing approvals to launch one of our products.

We have incurred significant operating losses since our inception in 1991, and as of June 30, 2011, had an accumulated deficit of $413,125,000.  Based upon the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources.  Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well.  In any event, we will need to raise substantial additional capital to fund our operations in the future.  Our actual capital requirements will depend on many factors, including the following:

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

Basis of presentation

The accompanying consolidated financial statements include the accounts of Pharmacyclics, Inc. and our wholly-owned subsidiary, Pharmacyclics (Europe) Limited.  There has been no significant financial activity to date related to the subsidiary.  All intercompany accounts and transactions have been eliminated.  The U.S. dollar is our functional currency for all of our consolidated operations.

Reclassification

Certain immaterial prior year amounts have been reclassified to conform to current year presentation in the Consolidated Statements of Cash Flows.

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

Basic and diluted net loss per share

Basic and diluted net loss per share are computed by dividing our net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock because their effect is antidilutive. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 6,858,198, 8,395,394 and 8,452,899 shares of common stock were outstanding at June 30, 2011, 2010 and 2009, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  In markets with infrequent transactions, we primarily utilize broker quotes for valuation of these securities.

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

Restricted investments

Under our lease agreement, we are required to maintain a $290,000 letter of credit as security for performance under the lease. The letter of credit is secured by a $290,000 certificate of deposit which is included in other assets at June 30, 2011 and 2010.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. We place our cash and cash equivalents with high-credit quality financial institutions and invest in debt instruments of financial institutions, corporations and government entities with strong credit ratings. Our management believes it has established guidelines relative to credit quality, diversification and maturities that maintain safety and liquidity.   Accounts receivable at June 30, 2011 and 2010 represent amounts due from Servier associated with reimbursement of certain costs.

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

Revenue recognition

We recognize revenue when all four revenue recognition criteria have been met:  persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.  Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Amounts received under such arrangements consist of up-front collaboration payments, periodic milestone payments and payments for research activities. Our collaborations prior to July 1, 2010 with multiple elements were evaluated and divided into separate units of accounting if certain criteria were met, including whether the delivered element had stand-alone value and whether there was verifiable objective and reliable evidence (VSOE) of the fair value of the undelivered items.  The consideration we received was combined and recognized as a single unit of accounting when criteria for separation were not met.  Future collaborations with multiple elements will follow the separation criteria in Accounting Standards Update 2009-13 Revenue Arrangements with Multiple Deliverables.  Revenue will be allocated to each element using a selling price hierarchy, where the selling price for an element is based on VSOE if available; third-party evidence (TPE), if available and VSOE is not available; or the best estimate of selling price, if neither VSOE nor TPE is available.

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

Contingencies

We are not currently subject to any material legal proceedings. We may from time to time, however, become party to various legal proceedings arising in the ordinary course of business.

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

The fair value of each stock option is estimated using the Black Scholes option-pricing model. Expected volatility is based on historical volatility data of our stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding.  The expected term for each of our employee options, non-employee options and our Employee Stock Purchase Plan is calculated for and applied to one group of grants as we do not expect substantially different exercise or post-vesting termination behavior among our employee or non-employee population.  The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the our options.

Options vest upon the passage of time or a combination of time and the achievement of certain performance obligations.  The Compensation Committee of the Board of Directors will determine if the performance conditions have been met.  Share-based compensation expense for the options with performance obligations is recorded when the company believes that the vesting of these options is probable.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition – Milestone Method, which provides guidance on determining whether a milestone is substantive including the criteria that must be met for a milestone to be considered a substantive milestone and the recognition of consideration received upon achievement of a substantive milestone.  ASU No. 2010-17 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010.  We adopted this ASU on July 1, 2010 with no impact on our financial statements.

In October 2009, the FASB issued authoritative guidance that modifies the accounting for multiple element revenue arrangements.  This guidance requires an entity to allocate revenue to each unit of accounting in multiple deliverable arrangements based on the relative selling price of each deliverable.  It also changes the level of evidence of stand-alone selling prices required to separate deliverables by requiring an entity to make its best estimate of the stand-alone selling price of the deliverables when more objective evidence of selling price is not available.  This guidance was effective for fiscal years beginning after June 15, 2010.   We adopted this guidance on July 1, 2010 with no impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which eliminates the presentation options currently in Accounting Standards Codification (“ASC”) Topic 220 and requires the presentation of other comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-05 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011 and requires retrospective application.  As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

Note 2 — Agreements:

Collaboration and License Agreement with Les Laboratoires Servier. In April 2009, we entered into a collaboration and license agreement with Les Laboratoires Servier ("Servier") to research, develop and commercialize PCI-24781, an orally active, novel, small molecule inhibitor of pan-HDAC enzymes.  Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the pan-HDAC inhibitor product worldwide except for the United States and will pay a royalty to us on sales outside of the United States. Servier is solely responsible for conducting and paying for all development activities outside the United States.  We will continue to own all rights within the United States.

In May 2009, we received an upfront payment of $11,000,000 ($10,450,000 net of withholding taxes) from Servier and we received an additional $4,000,000 for research collaboration paid over a twenty-four month period through April 2011.

Our collaboration agreement with Servier is accounted for in accordance with accounting rules governing “Revenue Arrangements with Multiple Deliverables.” The non-refundable upfront payment was deferred upon receipt and recognized on a straight-line basis over the two-year period ending on the anticipated date of completion of the research activities associated with the Research Program, which we believe represents the conclusion of all significant obligations on our part.

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

We believe that our involvement in the JRDC over the term required to complete the research activities associated with the Research Program represents a substantive performance obligation or "deliverable.”  However, following completion of such research activities, participation on the JRDC represents only a right and a governance role, rather than a substantive performance obligation.

The deliverables under the collaboration did not meet criteria in the accounting rules for separation (e.g., no separately identifiable fair value).  Therefore, the arrangement has been treated as a single unit-of-accounting for purposes of revenue recognition. We recognized the combined unit of accounting over the estimated period required to complete the research activities under the collaboration (two years), which coincides with the delivery period for all substantive obligations or “deliverables” associated with the collaboration.

The collaboration and license agreement required us to enter into an agreement to supply drug product for Servier’s use in clinical trials.  During the quarter ending December 31, 2009, the supply agreement, which is considered part of the arrangement, was completed and executed.  Prior to the execution of the supply agreement, we did not meet the “evidence of an arrangement” criterion required for revenue recognition and therefore had deferred revenue recognition until the execution of the supply agreement.  Accordingly upon the execution of the drug supply agreement with Servier, we began recognizing revenue from our collaboration and license agreement.  Total revenue recognized in the year ended June 30, 2010 was $9,307,000, of which $1,211,000 represents the pro-rata portion of revenue attributable to the period from April 2009 (i.e., the signing of the collaboration agreement) to June 30, 2009, had the supply agreement been completed in April 2009.  The remaining revenue associated with the initial $11,000,000 upfront payment and the $4,000,000 research collaboration payments was recognized in the year ended June 30, 2011.  Of the $8,228,000 recognized from the Servier agreement for the year ended June 30, 2011, $4,355,000 represents amortization of the $11,000,000 upfront payment  and the remainder represents the pro-rata completion of services associated with research payments, our supply commitment and reimbursement of patent expenses.

We also received a $7,000,000 advance development milestone payment in April 2011 which will be recognized as revenue when the related milestone has been reached and we could receive additional payments up to approximately $17,500,000 upon the achievement of certain future development and regulatory milestones, as well as royalty payments.

Celera Corporation. In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation – a subsidiary of Quest Diagnostics Incorporated). Under the terms of the agreement, we acquired Celera technology and intellectual property relating to drugs that target histone deacetylase (HDAC) enzymes, selective HDAC enzymes, a Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases, and B-cell associated tyrosine kinase inhibitors potentially useful for the treatment of lymphomas and autoimmune diseases. At the date of acquisition, the HDAC drug candidate was in a Phase I clinical trial and the other drug candidates were in pre-clinical development.

Future milestone payments to Celera under the agreement, as amended, could total as much as approximately $97,000,000, although we currently cannot predict if or when any of the milestones will be achieved.  Approximately two-thirds of the milestone payments relate to our HDAC Inhibitor program and approximately one-third relates to our Factor VIIa program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries.There are no milestone payments related to our Btk program.  In addition to the milestone payments, Celera will be entitled to royalty payments based on annual sales of drugs commercialized from our HDAC Inhibitor, Factor VIIa and certain Btk Inhibitor programs.

In 2009 we paid Celera $1,000,000 in connection with an amendment to the agreement which changed the timeline of certain payments to Celera and also changed our obligation to pay royalties under certain conditions.  The amount was recorded as research and development expense in 2009, as the technology rights were being utilized in research and development and it was not clear that an alternative future use existed for such technology.

University of Texas License. We have entered into a license agreement with the University of Texas in 1991 under which we received the exclusive worldwide rights to develop and commercialize porphyrins, expanded porphyrins (e.g. Motexafin Gadolinium) and other porphyrin-like substances covered by their patents. In consideration for the license we paid a total of $300,000 and we are obligated to pay royalties based on net sales of products that utilize the licensed technology.

Note 3 — Cash, Cash Equivalents and Marketable Securities

The following table sets forth our cash and cash equivalents at June 30, 2011 and 2010 (in thousands):

	June 30, 2011	June 30, 2010
Cash – demand deposits	$60,778	$767
Cash equivalents – money market funds	26,979	50,432
Total cash and cash equivalents	$87,757	$51,199

The following is a summary of our available-for-sale securities at June 30, 2011 and 2010 (in thousands):

As of June 30, 2011	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$26,979	$-	$-	$26,979
Government agency securities	16,014	11	-	16,025
US agency securities – FDIC insured	8,579	-	(32)	8,547
	51,572	11	(32)	51,551
Less cash equivalents	(26,979)	-	-	(26,979)
Total marketable securities	$24,593	$11	$(32)	$24,572

As of June 30, 2010	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$50,432	$-	$-	$50,432
Corporate bonds	8,019	-	(16)	8,003
Government agency securities	14,937	10	-	14,947
	73,388	10	(16)	73,382
Less cash equivalents	(50,432)	-	-	(50,432)
Total marketable securities	$22,956	$10	$(16)	$22,950

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

Gross realized losses and gains on the sale of available-for-sale securities during the years ended June 30, 2011, 2010 and 2009, were not material.

At June 30, 2011, our marketable securities had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$24,593	$24,572

The following table sets forth the basis of fair value measurements for our available-for-sale securities as of June 30, 2011 and 2010 (in thousands):

	Estimated Fair Value as of	Basis of Fair Value Measurements
	June 30, 2011	Level 1	Level 2	Level 3
Money market funds	$26,979	$26,979	$-	$-
Government agency securities	16,025	-	16,025	-
US agency securities – FDIC Insured	8,547	-	8,547	-
Total cash equivalents and marketable securities	$51,551	$26,979	$24,572	$-

	Estimated Fair Value as of	Basis of Fair Value Measurements
	June 30, 2010	Level 1	Level 2	Level 3
Money market funds	$50,432	$50,432	$-	$-
Corporate bonds	8,003	-	8,003	-
Government agency securities	14,947	-	14,947	-
Total cash equivalents and marketable securities	$73,382	$50,432	$22,950	$-

We had no other assets or liabilities required to be measured and recorded at fair value at June 30, 2011 or 2010.  Additionally, there were no transfers between levels of the fair value hierarchy during the years ended June 30, 2011, 2010 or 2009.

Note 4 — Balance Sheet Components:

Property and equipment consists of the following (in thousands):

	June 30,
	2011	2010
Equipment	$7,024	$6,462
Leasehold improvements	2,862	2,576
Furniture and fixtures	317	200
	10,203	9,238
Less accumulated depreciation and amortization	(8,891)	(8,779)
	$1,312	$459

Accrued liabilities consist of the following (in thousands):

	June 30,
	2011	2010
Employee compensation	$1,491	$1,051
Other	93	3
	$1,584	$1,054

Accounts payable consists of the following (in thousands):

	June 30,
	2011	2010
Payable for clinical trial expenses	$1,421	$542
Other accounts payable	4,263	2,314
	$5,684	$2,856

Note 5 — Related Party Notes Payable

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

Note 6 — Stockholders' Equity (Deficit):

Common stock

Registered Direct Offerings

In June 2011, we sold approximately 6.4 million shares of our common stock to a group of institutional investors in a registered direct offering at $8.85 per share for net proceeds of approximately $56,039,000.  In June 2010, we sold approximately 8.1 million shares to a group of institutional investors in a registered direct offering at $6.51 per share for net proceeds of approximately $50,800,000.  Our Chairman and CEO, Robert W. Duggan, participated in the 2011 and 2010 offerings in the amounts of $6,000,000 and $7,000,000, respectively.

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

Preferred stock

As amended, our Certificate of Incorporation authorizes 1,000,000 shares of preferred stock, par value $0.0001 per share. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.  No preferred stock was outstanding at June 30, 2011 or June 30, 2010.

The ability of our Board of Directors to issue shares of preferred stock without stockholder approval may have certain anti-takeover effects. We are also subject to provisions of the Delaware General Corporation Law, which may make certain business combinations more difficult.

Stock plans

2004 Equity Incentive Award Plan. In December 2004, stockholders approved the 2004 Equity Incentive Award Plan (the “2004 Plan”) as a replacement for both our 1995 Stock Option Plan (the “1995 Plan”) and the 1995 Non-Employee Directors Stock Option Plan.  At June 30, 2010, we had reserved 6,600,000 shares of our common stock for issuance under the plan.  In December 2010, the stockholders approved an increase of 2,500,000 shares available for issuance under the plan. The 2004 Plan provides for the issuance of various types of equity awards, such as incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance shares. The exercise price of all stock options granted under the 2004 Plan may not be less than the fair market value of our common stock on the date of grant and no stock option will be exercisable more than ten years after the date it is granted. Stock options for employees and consultants typically vest over four years. Non-employee Directors receive annual, automatic, non-discretionary grants of nonqualified stock options. Each new non-employee Director receives an option to purchase 10,000 shares as of the date he or she first becomes a Director. This option grant vests in equal annual installments over five years. In addition, on the date of each annual meeting, each individual re-elected as a non-employee Director will receive an automatic option grant to purchase an additional 7,500 shares of common stock, provided such individual has served as a Director for at least six months prior to the date of grant. This option grant vests in equal monthly installments over twelve months following the date of grant.

1995 Stock Option Plan. Our 1995 Plan was adopted by the Board of Directors in August 1995. Options issued under the 1995 Plan were, at the discretion of the plan administrator, either incentive stock options or nonqualified stock options. In December 2003, the stockholders approved amendments to the 1995 Plan (i) such that the exercise price of all stock options were required to be at least equal to the fair value of our common stock on the date of grant and (ii) increased the total number of authorized shares under the plan to 5,345,724 shares of common stock. Generally, shares subject to options under the 1995 Plan vest over a four or five year period and are exercisable for a period of ten years. In December 2004, the remaining shares available for future grant under the 1995 Plan were transferred to the 2004 Plan. Additionally, if options granted under the 1995 Plan expire or otherwise terminate without being exercised, the shares of common stock reserved for such options again become available for future grant under the 2004 Plan.

The following table summarizes our stock option activity (in thousands, except per share amounts):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price per Share
Granted	480	$0.19
Balance at June 30, 1993	480	0.19

Exercised	(324)	0.12
Granted	167	2.22
Forfeited or expired	(8)	0.11
Balance at June 30, 1994	315	1.37

Exercised	(39)	0.24
Granted	193	3.75
Forfeited or expired	(38)	1.82
Balance as of June 30, 1995	431	2.50

Exercised	(92)	3.09
Granted	492	10.03
Forfeited or expired	(11)	6.11
Balance as of June 30, 1996	820	9.20

Exercised	(96)	2.74
Granted	569	16.69
Forfeited or expired	(31)	12.21
Balance as of June 30, 1997	1,262	11.58

Exercised	(89)	6.57
Granted	577	25.33
Forfeited or expired	(158)	15.41
Balance as of June 30, 1998	1,592	16.43

Exercised	(75)	5.10
Granted	671	19.25
Forfeited or expired	(221)	20.37
Balance as of June 30, 1999	1,967	17.38

Exercised	(103)	13.88
Granted	723	56.97
Forfeited or expired	(53)	23.38
Balance as of June 30, 2000	2,534	28.70

Exercised	(94)	16.17
Granted	947	36.80
Forfeited or expired	(114)	45.70
Balance as of June 30, 2001	3,273	29.78

Exercised	(13)	13.93
Granted	1,634	8.76
Forfeited or expired	(625)	27.83
Balance as of June 30, 2002	4,269	21.82

Exercised	(3)	1.03
Granted	749	4.35
Forfeited or expired	(837)	25.30
Balance as of June 30, 2003	4,178	18.03

Exercised	(181)	4.91
Granted	532	9.53
Forfeited or expired	(296)	28.55
Balance as of June 30, 2004	4,233	16.78

Exercised	(61)	4.46
Granted	814	8.08
Forfeited or expired	(200)	18.19
Balance as of June 30, 2005	4,786	15.40

Exercised	(191)	7.02
Granted	1,351	4.58
Forfeited or expired	(679)	12.85
Balance as of June 30, 2006	5,267	13.26

Exercised	(133)	4.38
Granted	1,310	3.01
Forfeited or expired	(855)	13.83
Balance as of June 30, 2007	5,589	10.98

Exercised	-	-
Granted	1,555	1.05
Forfeited or expired	(1,603)	11.31
Balance as of June 30, 2008	5,541	8.10

Exercised	(4)	0.85
Granted	2,186	1.11
Forfeited or expired	(668)	10.05
Balance as of June 30, 2009	7,055	5.75

Exercised	(1,044)	1.58
Granted	2,343	5.27
Forfeited or expired	(833)	15.98
Balance as of June 30, 2010	7,521	5.05

Exercised	(1,987)	2.87
Granted	1,939	5.86
Forfeited or expired	(1,057)	12.27
Balance as of June 30, 2011	6,416	$4.78

The above table excludes 441,917 options which comprise the portion of performance options granted in fiscal 2010 and 2009 for which the performance criteria had not been established as of June 30, 2011.

The components of share-based compensation recognized in our statements of operations for the years ended June 30, 2011, 2010 and 2009 and since inception were as follows (in thousands):

	Year Ended June 30,			Period from Inception (April 19, 1991) through
	2011	2010	2009	June 30, 2011
Research and development	$5,307	$1,998	$738	$14,019
General and administrative	2,511	1,192	2,555	12,805
Total share-based compensation	$7,818	$3,190	$3,293	$26,824

There were no capitalized share-based compensation costs at June 30, 2011 or 2010.

The fair value of each stock option is estimated using the Black Scholes option-pricing model. Expected volatility is based on historical volatility data of our stock. The expected term of stock options granted is based on historical data and represents the period of time that stock options are expected to be outstanding.  The expected term for each of the types is calculated for and applied to one group of stock options as we do not expect substantially different exercise or post-vesting termination behavior among our employee population.  The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the our options.

	Year Ended June 30,
	2011	2010	2009
Employee stock options:
Expected dividend yield	-%	-%	-%
Expected stock price volatility(1)	97%	98%	90%
Risk free interest rate(1)	1.81%	2.05%	2.12%
Expected life (years)	5.00	5.00	5.00

Non-employee stock options:
Expected dividend yield	-%	-%	-%
Expected stock price volatility	85 - 86%	88 - 90%	87 - 91%
Risk free interest rate	2.52 – 3.51%	3.20 - 3.89%	1.55 - 3.86%
Expected life (years)	7.00 - 10.00	7.00 - 10.00	7.00 - 10.00

(1)	Expected stock price volatility and risk free interest rate are presented on a weighted average basis

The weighted average estimated grant date fair value for employee options granted under our stock option plans during fiscal 2011, 2010 and 2009 was $5.25, $4.55 and $0.77 per share, respectively.

The total pre-tax intrinsic value of stock options exercised during the years ended June 30, 2011, 2010 and 2009 was $10,385,000, $3,990,000 and $2,000, respectively. No income tax benefits were realized in the years ended June 30, 2011, 2010 and 2009.

Shares reserved for issuance and available for grant under the 2004 Plan were 3,714,137 shares as of June 30, 2011.

As of June 30, 2011, $10,839,000 of total unrecognized compensation costs related to non vested employee options were scheduled to be recognized over a weighted average period of 2.86 years.  As of June 30, 2011, unrecognized compensation cost of $2,228,000 related to non vested non-employee stock options was scheduled to be recognized over a weighted average period of 2.62 years.

A summary of outstanding, exercisable and vested stock options as of June 30, 2011 is as follows:

	Options Outstanding				Exercisable				Exercisable and Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$0.75 - $0.75	770,925	7.67	$0.75		501,675	7.67	$0.75		377,364	$0.75
$0.81 - $0.91	923,646	6.95	0.87		823,646	6.87	0.87		709,096	0.87
$1.14 - $2.76	776,448	6.73	2.07		730,522	6.69	2.11		541,835	2.23
$2.90 - $5.53	693,181	4.82	4.12		659,155	4.60	4.12		595,097	4.11
$5.68 - $6.56	758,353	9.19	6.29		684,210	9.14	6.29		163,928	6.36
$6.63 - $7.14	707,926	8.36	6.81		539,737	8.07	6.84		197,676	6.84
$7.19 - $7.19	839,636	8.77	7.19		560,390	8.76	7.19		225,469	7.19
$7.20 - $7.69	791,308	6.41	7.57		719,994	6.12	7.56		344,642	7.46
$7.76 - $21.70	596,775	2.62	8.88		562,666	2.20	8.90		494,338	8.94
	6,858,198	6.97	$4.78	$ 38,972,000	5,781,995	6.68	$4.81	$ 32,553,000	3,649,445	$4.26	$ 22,684,000

Employee Stock Purchase Plan. We adopted an Employee Stock Purchase Plan (the “Purchase Plan”) in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in fiscal 2011, 2010 and 2009 were 281,016, 61,026 and 35,035 shares of common stock at an average price of $2.06, $1.55 and $1.06 per share, respectively. Shares available for future purchase under the Purchase Plan were 136,530 at June 30, 2011.

Compensation cost is estimated using the Black Scholes option-pricing model using the weighted average assumptions noted in the following table.

	Year Ended June 30,
	2011	2010	2009
Expected dividend yield	-%	-%	-%
Stock price volatility	52%	105%	144%
Risk free interest rate	0.21%	0.53%	0.77%
Expected life (years)	0.63	1.20	0.58

The weighted average estimated grant date fair value of purchase awards under our employee stock purchase plan during fiscal 2011, 2010 and 2009 was $2.13, $4.09 and $0.73 per share, respectively.

During fiscal 2010 a modification to our Purchase Plan went into effect that increased both the maximum employee contribution and the limit on the number of shares that could be purchased.  As a result, a 17 of our employees chose to increase their contribution percentage which was accounted for as a modification to the terms of the award and resulted in $306,000 of additional compensation cost during the fiscal year.

As of June 30, 2011, $186,000 of total unrecognized compensation costs related to purchase awards under our employee stock purchase plan were scheduled to be recognized over a weighted average period of 0.32 years.

Note 7 — Employee Benefit Plan:

We maintain a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. Our matching contribution to the plan was $104,000, $64,000 and $58,000 for the years ended June 30, 2011, 2010 and 2009, respectively, and $1,175,000 for the period from inception (April 19, 1991) through June 30, 2011.

Note 8 — Income Taxes:

Deferred tax assets are summarized as follows (in thousands):

	June 30,
	2011	2010
Net operating loss carryforwards	$68,419	$53,005
Tax credit carryforwards	9,857	8,755
Capitalized R & D costs	3,784	3,553
Depreciation and amortization	2,457	2,670
Share-based compensation	3,117	3,107
Reserves and accruals	3,160	2,597
Gross deferred tax assets	90,794	73,687
Less valuation allowance	(90,794)	(73,687)
Net deferred tax assets	$-	$-

A full valuation allowance has been established for our deferred tax assets at June 30, 2011 and 2010 since realization of such assets through the generation of future taxable income is uncertain. The increase (decrease) in the valuation allowance was approximately $17,107,000, $5,516,000 and $(73,322,000) for the years ended June 30, 2011, 2010 and 2009, respectively.

The provision for income taxes differs from the amount determined by applying the United States statutory income tax rate to the loss before income taxes as summarized below (in thousands):

	Year Ended June 30,
	2011	2010	2009
Tax benefit at statutory rate	$14,023	$6,204	$9,121
Research and development credits	1,451	436	2,585
Deferred tax assets not benefited	(14,611)	(6,136)	(10,269)
Share-based compensation	(1,096)	(488)	(308)
Other	233	(16)	(1,129)
Withholding tax	-	550	(550)
	$-	$550	$(550)

The $550,000 tax benefit for the year ended June 30, 2010 was the result of the reversal of the French withholding taxes related to our receipt of an $11,000,000 upfront payment from Servier in 2010.  The withholding tax expense was no longer required as a result of a new treaty between the U.S. and France that was signed at the end of December 2009.

At June 30, 2011, we had federal and state net operating loss carry forwards of approximately $180,393,000 and $121,440,000, respectively. Approximately $7,400,000 of the federal net operating loss carry forwards relate to stock option deductions, the tax benefit of which will be accounted for directly to equity as additional paid in capital as they are utilized. The federal and state net operating loss carryforwards will begin to expire in 2012. Federal and state tax credit carry forwards of $4,771,000 and $9,635,000, respectively, are available to offset future taxable income. The federal tax credits will begin to expire in 2012. State research and development credits can be carried forward indefinitely.

Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses and tax credit carry forwards that can be carried forward may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. This annual limitation may result in the expiration of net operating losses before utilization. We have determined that a cumulative stock ownership change happened and we have estimated that a significant portion of our net operating losses for federal and state tax purposes, as well as some amount of our federal research credits, will not be available for use in future periods due to these limitation rules.  The above estimated net operating loss and tax credit carry forwards and deferred tax assets reflect a reduction for the amounts we have estimated will expire unused.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended June 30,
	2011	2010	2009
Beginning balance	$1,285	$1,285	$2,960
Additions based on tax positions related to current year	441	-	-
Additions (reduction) for tax positions of prior years	-	-	(1,675)
Settlements	-	-	-
Lapse of applicable statute of limitations	-	-	-
Ending balance	$1,726	$1,285	$1,285

We may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically.  In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense.  As of June 30, 2011, all tax years in major jurisdictions remain open due to the taxing authorities’ ability to adjust operating loss carry forwards.  We do not expect any material changes to the unrecognized tax benefits reported above during the next twelve months.

During the year ended June 30, 2011, we were awarded a Therapeutic Discovery Project Tax Credit (“TDP”) under Section 48D of the Internal Revenue Code for each of our submitted programs (PCI-32765 Btk Inhibitor, PCI-24781 HDAC Inhibitor and PCI-27483 Factor VIIa Inhibitor). We received the maximum available pro rata government allocation under TDP in the amount of $733,000.  This is not taxable for federal income tax purposes; however, the net operating loss carry forward was reduced by the amount of grant money received.

Note 9 — Commitments:

In January 2011, we entered into an amendment of our facilities lease agreement which added an additional 32,256 square feet of leased space, giving us a total of 64,776 square feet.  The amendment included an abatement of the monthly rent of the prior facility lease for the first 7 months, limited to $325,000, and a 12 month abatement for the added space, limited to $290,000. The amendment includes an option to extend the lease term for five years, an early termination fee of $20.00 per sq. ft and a relocation option.  The amended lease expires in November 2017.

We recognize rental expense under the lease on a straight line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. Future minimum lease payments under this non-cancelable operating lease are as follows (in thousands):

Operating Lease Commitments
Less than 1 year	$-
1-3 years	2,554
4-5 years	2,145
More than 5 years	1,609
Total	$6,308

Rent expense for the years ended June 30, 2011, 2010 and 2009 was $776,000, $752,000 and $905,000, respectively, and $18,540,000 for the period from inception (April 19, 1991) through June 30, 2011. Sublease income was $0 for each of the years ended June 30, 2011, 2010 and 2009, and $924,000 from the period from inception (April 19, 1991) through June 30, 2011.

Note 10 — Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarter Ended
Fiscal 2011	September 30,	December 31,	March 31,	June 30,

Loss from operations	$(7,572)	$(7,525)	$(9,282)	$(10,995)
Net loss	(7,523)	(7,499)	(9,217)	(10,964)
Basic and diluted net loss per share (1)	$(0.13)	$(0.13)	$(0.15)	$(0.18)
Shares used in computation of basic and diluted net loss per share	59,278	59,715	59,931	60,968

	Quarter Ended
Fiscal 2010	September 30,	December 31,	March 31,	June 30,

Loss from operations	$(4,821)	$(786)	$(3,144)	$(6,861)
Net loss	(4,845)	(218)	(3,123)	(6,838)
Basic and diluted net loss per share (1)	$(0.12)	$-	$(0.06)	$(0.13)
Shares used in computation of basic and diluted net loss per share	40,993	50,076	50,536	51,771

(1)
Basic and diluted net loss per share amounts are computed independently for each of the quarters presented.  Therefore, the sum of quarterly basic and diluted net loss per share information may not equal annual basic and diluted net loss per share.

Note 11 — Separation Agreements

In May 2011, we entered into a separation agreement with Ahmed Hamdy, our Chief Medical Officer.  Under the agreement, Dr. Hamdy received a severance payment of approximately two months of salary.

In October 2009, we entered into a separation agreement with Glenn Rice, our President and Chief Operating Officer.  Under the agreement, Dr. Rice continued to provide services through February 2010 and vesting was accelerated on certain outstanding options.  We recorded approximately $200,000 in additional share-based compensation expense related to this agreement in fiscal 2010.

In September 2008, our President & CEO (Dr. Miller) and our Vice President, Finance and Administration and CFO (Mr. Lea), resigned their positions and entered into separation agreements with us.  Under the separation agreements, the two executives continued to provide services through September 30, 2008 and October 31, 2008, respectively and we agreed to pay Dr. Miller and Mr. Lea one year of salary in severance payments, accelerate the vesting of all outstanding options, extend the exercise period of all outstanding options to three years after termination and provide healthcare benefits for twelve months following the termination of their employment.  We recorded severance expense of $536,000 and share-based compensation expense of $1,394,000 associated with the separation agreements in the year ended June 30, 2009.  We also recorded severance expense of $600,000 including approximately $200,000 relating to cash-based severance payments and share-based compensation expense of approximately $400,000 in the year ended June 30, 2009 associated with Mr. Lea’s separation agreement.

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

As discussed in Note 6 - Robert W. Duggan, our Chairman of the Board and Chief Executive Officer, participated in our 2011 and 2010 Registered Direct Offerings for a total of $6,000,000 and $7,000,000, respectively.

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

As of June 30, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Vice President, Finance and Administration concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Administration, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

The independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting.  The report on the audit of internal control over financial reporting is included in Item 8 in this Annual Report on Form 10-K.

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

See Index to Financial Statements under Item 8 on page 51.

(a) 2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a) 3.	Exhibits

See Index to Exhibits beginning on page 87.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2011
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

Signature	Title	Date

/s/ ROBERT W. DUGGAN	Chairman of the Board and	September 13, 2011
Robert W. Duggan	Chief Executive Officer (Principal Executive Officer)

/s/ RAINER M. ERDTMANN	Vice President, Finance and	September 13, 2011
Rainer M. Erdtmann	Administration and Secretary (Principal Financial and Accounting Officer)

/s/ ROBERT F. BOOTH, Ph.D.	Director	September 13, 2011
Robert F. Booth, Ph.D.

/s/ GWEN A. FYFE, M.D.	Director	September 13, 2011
Gwen A. Fyfe, M.D.

/s/ ROY C. HARDIMAN	Director	September 13, 2011
Roy C. Hardiman

/s/ MINESH P. MEHTA, M.D.	Director	September 13, 2011
Minesh P. Mehta, M.D

/s/ DAVID D. SMITH, Ph.D.	Director	September 13, 2011
David D. Smith, Ph.D.

/s/ RICHARD A. VAN DEN BROEK	Director	September 13, 2011
Richard A. van den Broek

EXHIBITS INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit of the same number to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
3.3	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Periodic Report on Form 8-K filed on August 9, 2006).
3.4	Amendment to the Amended and Restated Bylaws of the Company (filed herewith).
4.1	Specimen Certificate of the Company's Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048).
4.2*
Stock Purchase Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated April 7, 2006 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.1*
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

10.3+	The Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Commission File No. 333-52881).
10.4+
The Company's Employee Stock Purchase Plan as amended on October 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008).

10.5+
Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).

10.6+	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, Commission File No. 333-52881).
10.7+	Form of Addendum to Stock Option Agreement (Special Tax Election) (incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.8+
Form of Addendum to Stock Option Agreement (Involuntary Termination following Change in Control) (incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).

10.9+	Form of Notice of Grant of Automatic Stock Option (Initial Grant) (incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.10+	Form of Notice of Grant of Automatic Stock Option (Annual Grant) (incorporated by reference to Exhibit 99.9 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.11+	Form of Employee Stock Purchase Plan Enrollment/Change Form (incorporated by reference to Exhibit 99.12 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.12+	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 99.13 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.13
Lease and Lease Termination Agreement dated June 14, 2000 by and between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the year ended June 30, 2001).

10.14
First Amendment to New Lease dated April 10, 2001 by and between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the year ended June 30, 2001).

10.15
Second Amendment to New Lease dated June 29, 2001 by and between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended June 30, 2001).

10.16
Third Amendment to New Lease dated February 5, 2003 by and between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.17
Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the year ended June 30, 2004).

10.18+
The Company's 2004 Equity Incentive Award Plan (the "2004 Plan") as amended on October 9, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008).

10.19+
Form of Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2004).

10.20+
Form of Non-employee Director Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2004).

10.21+
Form of Amendment to Form of Notice of Grant of Stock Option used under the Company's 1995 Stock Option Plan (the "1995 Plan") (incorporated by reference to Exhibit 10.5 to the quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.22
First Amendment To Patent License Agreement entered into on or about July 1, 1991 by and between the Company and the University of Texas System, Austin (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.23*
Assignment Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated April 7, 2006 (incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.24
Fourth Amendment to New Lease dated August 14, 2006 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.25
Fifth Amendment to New Lease dated July 11, 2008 by and between the Registrant and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2008).

10.26*
Amendment No. 1 to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation dated May 12, 2008 (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

10.27+	Form of Restricted Stock Award Agreement for the 2004 Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.28+
Offer letter dated April 13, 2006 by and between the Company and David J. Loury, Ph.D. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008).

10.29+
Severance benefit agreement dated November 5, 2008 by and between the Company and David J. Loury, Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008).

10.30
Loan Agreement entered into between the Company and Robert W. Duggan & Associates dated as of December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.31*
Amendment No. 2 to Assignment Agreement by and between Pharmacyclics, Inc. and Celera Corporation dated March 2, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.32*
Amendment No. 3 to Assignment Agreement by and between Pharmacyclics, Inc. and Celera Corporation dated March 30, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.33
Amendment No. 1 to Loan Agreement entered into between the Company and Robert W. Duggan & Associates dated as of March 30, 2009 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31,2009).

10.34+
Offer letter dated February 5, 2009 by and between the Company and Rainer M. Erdtmann (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.35*
Collaboration Agreement by and between Pharmacyclics, Inc. and Les Laboratoires Servier and Institut de Recherches Internationales Servier dated April 9, 2009 (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009).

10.36
Amendment No. 2 to Loan Agreement entered into between the Company and Robert W. Duggan and Blazon Corporation Profit Sharing Plan dated as of June 17, 2009 (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009).

10.37*
Drug Supply Agreement by and between Pharmacyclics, Inc. and Les Laboratoires Servier dated December 18, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

10.38	Agreement and Release with Glenn Rice dated October 28, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).
10.39
Form of Stock Purchase Agreement by and between Pharmacyclics, Inc. and various institutional investors dated June 16, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010).

10.40
Sixth Amendment to New Lease dated January 20, 2011 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.41
Form of Stock Purchase Agreement by and between the Company and various institutional investors dated June 17, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2011).

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 86).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

________________

*	Confidential treatment has been granted as to certain portions of this agreement.
+	Indicates a management contract or compensatory plan or arrangement.