Form 10-K/A
period 2011-06-30
PHARMACYCLICS INC
filed 2011-10-28
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 000-26658

Pharmacyclics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-3148201
(State of or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

995 E. Arques Avenue Sunnyvale, CA	94085-4521
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 774-0330

Securities registered pursuant to Section 12(b) of the Act:
Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, $0.0001 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $279,356,921 based on the closing sale price of the Registrant’s common stock on The NASDAQ Stock Market LLC on the last business day of the Registrant’s most recently completed second fiscal quarter.  Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On October 14, 2011, there were approximately 68,572,152 shares of common stock outstanding, par value $0.0001 per share.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Pharmacyclics, Inc. (“Pharmacyclics” or the “Company”) for the year ended June 30, 2011, filed with the Securities and Exchange Commission on September 13, 2011 (the “Original From 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors.  As a result of this amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Amendment.  The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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

PHARMACYCLICS, INC.

Annual Report on Form 10-K/A

For the Year Ended June 30, 2011

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Set forth below are the names and ages of the directors and executive officers of the Company and their principal occupations at present and for the past five years. The directors of the Company are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified. Our executive officers are appointed by the Board of Directors of the Company and serve until their successors have been duly appointed and qualified. There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected. No family relationships exist between any directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has adopted independence standards for directors that conform to the standards required by the NASDAQ Stock Market (“NASDAQ”) for listed companies. Based on the Company’s director independence standards, the Board has affirmatively determined that all of its directors, other than Robert W. Duggan and Gwen A. Fyfe, M.D., are independent.

Name	Age	Position(s) with the Company	Director Since
Robert W. Duggan	67	Director, Chairman and CEO	2007
Minesh P. Mehta, M.D.	53	Director	2008
David D. Smith, Ph.D.	41	Director	2008
Richard A. van den Broek	45	Director	2009
Robert F. Booth, Ph.D.	57	Director	2010
Roy C. Hardiman	51	Director	2010
Gwen A. Fyfe, M.D.	59	Director	2010

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

Dr. Mehta was elected as a Director of the company in September 2008. Dr. Mehta is an internationally recognized expert in human clinical drug trial strategy, design and execution and has managed national and international trials of all sizes including International Phase 3 trials. He was Professor in the Department of Human Oncology at the University of Wisconsin’s School of Medicine and Public Health from 2002-2010, including being the Program Leader of the Imaging and Radiation Sciences Program of the Paul P. Carbone Comprehensive Cancer Center (UWCCC). Dr. Mehta was Chairman of the Department of Human Oncology from 1997 to 2007. He has been a member of the Board of Directors of the American Society for Therapeutic Radiology and Oncology (ASTRO) since 2006 and Chair of the Radiation Therapy Oncology Group (RTOG) Brain Tumor Committee since 1998. From 1997 to 2001, he served as an ad-hoc member of the FDA’s Technology Assessment Committee and from 2001 to 2005, he served on and eventually Chaired the FDA Radiological Devices Panel. He has more than 400 publications to his credit, especially in the areas of radiation therapy and translational and clinical cancer research. Dr. Mehta obtained his medical degree at the University of Zambia in 1981 and commenced his residency there at the Ndola Central Hospital. He moved to the University of Wisconsin, Madison, in 1984 and completed his residency in radiation oncology in 1988 when he took up an Assistant Professorship in Human Oncology, was promoted to Associate Professor and became the Director of the Radiation Oncology Residency Training Program. After serving as Vice-Chairman and Interim Chairman, Dr. Mehta became Chair of Human Oncology and also a Professor in the Department of Neurological Surgery. Dr. Mehta has authored over 70 clinical protocols. He is currently Professor of Radiation Oncology at Northwestern University, Chicago.

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

Dr. Smith was elected as a Director of the company in October 2008. Dr. Smith is a professor of biostatistics at City of Hope, a cancer research hospital in Los Angeles. Dr. Smith holds a B.A. in Mathematics and a Ph.D. in Statistics. After his dissertation on integrating and synthesizing information in clinical and observational studies in oncology, he served as a Biostatistical Reviewer for the Division of Oncology Drug Products, U.S. Food and Drug Administration (FDA) for 3 years. During his tenure at the FDA, he reviewed more than 40 chemotherapy INDs and NDAs. He represented the FDA statistical perspective at five Oncologic Drugs Advisory Committee sessions, including three on the problems of missing data in outcomes research. After leaving the FDA in 2000, he went to City of Hope and the front lines of cancer research. While at City of Hope, he has designed and analyzed over 50 solid tumor and hematology protocols at all levels of development, from pre-clinical and marker discovery studies to Phase II/III trials. Dr. Smith has been a co-investigator on grants from the National Cancer Institute, National Institutes of Health, the American Cancer Society, the Susan G. Komen Breast Cancer Foundation and the Leukemia-Lymphoma Society. Dr. Smith is an author and coauthor of over 40 papers in peer-reviewed biostatistics, oncology, surgery, radiation, and immunology journals.

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

Dr. Booth joined the Company as a director in December 2010. Dr. Booth is currently the Chief Executive Officer of Virobay, Inc., a drug discovery and development company.  Dr. Booth was also the Executive Chairman of Virobay, Inc. from 2006 to 2010 and served concurrently as an Operating Partner and Senior Advisor at TPG Biotech, a venture capital company. From 2006 to 2007, Dr. Booth served as the acting Chief Scientific Officer of Galleon Pharmaceuticals, a company which is developing new therapeutics for diseases of the respiratory system. From 2002 to 2006, Dr. Booth was the Chief Scientific Officer at Celera Genomics, where he was responsible for leading all discovery and development activities. The therapeutic areas pursued by Celera included oncology, autoimmunity, respiratory diseases and thrombosis. Dr. Booth was Senior Vice President at Roche Bioscience from 1989 to 2002, and was responsible for research and early development activities in the therapeutic areas of inflammation, autoimmunity, respiratory diseases, transplantation, bone diseases and viral diseases. Dr. Booth was a member of the Global Research Management Team and a member of the Business Development Committee, which oversaw licensing opportunities for Roche. During his time at Roche, Dr. Booth managed R&D organizations in both the US and Europe. The Biology team for which Dr. Booth was responsible in the U.K. discovered and contributed to the development of saquinavir, the first HIV protease inhibitor to be launched. This achievement was recognized by the winning of the Prix Galien for Roche. Dr. Booth is currently Chairman of the Scientific Advisory Board and a Board Observer at Galleon Pharmaceuticals and a member of the Scientific Advisory Board of ShangPharma and Elcelyx Therapeutics. Dr. Booth received his Ph.D. and B.Sc. from the University of London in the field of biochemistry.

With over 25 years of experience in biopharmaceutical companies in Europe and the USA as well as his experience with the venture capital industry, Dr. Booth brings extensive technical and business expertise to our board.

Mr. Hardiman joined the Company as a director in December 2010. Mr. Hardiman spent almost two decades with Genentech, Inc. in roles that included Vice President of Alliance Management in 2009, Vice President, Corporate Law from 2000 to 2009 and Director and Far East Representative, Business Development from 1998 to 2000. In these roles, Mr. Hardiman had accountability for all Genentech alliances, for jointly leading the Partnering Merger Transition Team and the Roche/Genentech Joint Business Committee and for leading all Genentech corporate law matters, including accountability for the legal relationship with Roche. Mr. Hardiman also chaired the Commercial Compliance Committee and the Environmental Sustainability and Compliance Committees at Genentech. Prior to joining Genentech, Mr. Hardiman was an attorney with the law firm, Morrison & Foerster. Mr. Hardiman also serves on the board of Woodlands, Inc., a private company. Mr. Hardiman has degrees in law, biology (biochemistry/molecular biology) and pharmacology.

With his experience in a wide variety of senior roles at Genentech, Mr. Hardiman provides our board with significant legal, transaction and compliance expertise.

Dr. Fyfe joined the Company as a director in December 2010.  Dr. Fyfe is an oncology biotechnology veteran with more than 20 years of drug development experience. From 1997 to 2009, Dr. Fyfe was an employee of Genentech, Inc. where she held a variety of positions including most recently Vice President, Oncology Development; Vice President, Avastin® Franchise Team; as well as the honorary title of Senior Staff Scientist.  Dr. Fyfe played an important role in the development of Genentech’s approved oncology agents including Rituxan®, Herceptin®, Avastin® and Tarceva®.  Dr. Fyfe sat on the Development oversight committee for all of Genentech’s products and participated in the Research Review Committee that moved products from research into clinical development.  Since leaving Genentech in 2009, Dr. Fyfe has been a consultant for venture capitalists and for a variety of biotechnology companies, including the Company.  Dr. Fyfe is a recognized oncology expert in the broader oncology community and has been an invited member of Institute of Medicine panels, National Cancer Institute working groups and grant committees and American Society of Clinical Oncologists oversight committees and is a member of the Clinical Review Board at Agios Pharmaceuticals, Inc.  She is a graduate of Washington University School of Medicine and a board certified pediatric oncologist.

With her extensive experience in drug development and her leadership role within the broader oncology community, Dr. Fyfe brings deep strategic oncology development expertise to our board.

Executive Officers

Executive officers of the company, and their ages, are as follows:

Name	Age	Position
Robert W. Duggan	67	Chairman, Chief Executive Officer and Director
Mahkam Zanganeh, D.D.S., MBA	41	Chief of Staff & Vice President, Business Development
David J. Loury, Ph.D.	55	Chief Scientific Officer
Rainer M. Erdtmann	48	Vice President, Finance and Administration and Secretary
Joseph J. Buggy, Ph.D.	44	Vice President, Research
Eric E. Hedrick, M.D.	46	Vice President, Oncology Development
Gregory W. Hemmi, Ph.D.	46	Vice President, Chemical Operations
Mark A. Asbury	48	Vice President and General Counsel

See above, for a brief description of the business experience and educational background of Mr. Duggan.

Dr. Zanganeh has served as Chief of Staff and Vice President, Business Development since December 2010 and as Vice President, Business Development since August 2008.  From September 2003 to August 2008, Dr. Zanganeh served as Vice President of Business Development for Robert Duggan & Associates. While working with Mr. Duggan, she accepted a position as Director General (2007-2008) for the French government initiative biocluster project in France. Prior to joining Duggan & Associates, Dr. Zanganeh was worldwide Vice President of Training & Education (2002-2003) and President Director General for Europe, Middle east and Africa (1998 - 2002) for Computer Motion Inc., the world initiator of medical robotics. Dr. Zanganeh received a DDS degree from Louis Pasteur University in Strasbourg, France and MBA from Schiller International University in France. She is fluent in French, German, Persian & English.

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

Mr. Erdtmann has served as Vice President, Finance and Administration and Corporate Secretary since February 2009.  Since 2002, he served as a managing director of Oxygen Investments, LLC, a manager of equity and real estate funds that he co-founded in December 2002. Since 1992, Mr. Erdtmann has served as managing director of United Properties Immobilien & Anlagen GmbH, a German based real estate development company, where he was originally responsible for building up the organization and overseeing its finance division. From 1998 to 2001, as well as in 2007 and 2008, Mr. Erdtmann worked with Robert W. Duggan & Associates, a private money management company, of which Robert W. Duggan, the Company’s Chairman and Chief Executive Officer, is principal. Mr. Erdtmann began his career in investment banking with Commerzbank in Frankfurt, Germany, and later joined Commerz International Capital Management as a portfolio manager for international clients.  He graduated with distinction from the Westfaelische Wilhelms Universitaet in Muenster, majoring in finance and banking.

Dr. Buggy has served as Vice President, Research since September 2007. From May 2006 to August 2007, Dr. Buggy served as Senior Director, Research at Pharmacyclics. From November 2001 to April 2006, he served as Director, Department of Biology at Celera Genomics, a biotechnology company. From June 1996 to October 2001, he was a staff scientist at AXYS Pharmaceuticals, Inc., a biotechnology company. Prior to that Dr. Buggy worked as a scientist at Bayer Corporation in West Haven, CT. Dr. Buggy received a Ph.D. in Molecular, Cellular, and Developmental Biology from Indiana University and a B.S. degree in Microbiology from the University of Pittsburgh.

Dr. Hedrick has served as Vice President, Oncology Development since August 2010 and as an Interim Chief Medical Officer since May 2011.  From October 2009 to August 2010, Dr. Hedrick was an independent drug development consultant, including consulting with the Company on the development of PCI-32765.  From November 2000 to September 2009 Dr. Hedrick was an employee of Genentech, Inc. where he held a variety of positions including Group Medical Director/Development Sub-Team Leader and Senior Clinical Scientist and was responsible for multiple aspects of the drug development and post-marketing programs for rituximab (Rituxan®) and bevacizumab (Avastin®).  Prior to his time at Genentech Dr. Hedrick was an Associate Attending Physician at Memorial Sloan-Kettering Cancer Center where he focused on clinical research in non-Hodgkin’s lymphoma, myelodysplastic syndromes, multiple myeloma and hematopoietic growth factors.   He served as resident and chief resident in Internal Medicine at Boston City Hospital and completed a fellowship in Medical Oncology and Hematology at the Memorial Sloan-Kettering Cancer Center.  Dr. Hedrick received his M.D. from the University of Maryland School of Medicine and is Board certified in Medical Oncology and Internal Medicine.

Dr. Hemmi has served as Vice President, Chemical Operations since May 2006. Dr. Hemmi served as Senior Director, Chemical Development from January 2001 to April 2006 and as Director, Chemical Development from December 1997 to December 2000. Other positions held at Pharmacyclics include Group Leader, Chemical Development from May 1995 to November 1997 and Scientist from June 1992 to April 1995. After graduating with a B.S. in Chemistry, Dr. Hemmi received a Ph.D. from the University of Texas at Austin under the direction of Professor Jonathan L. Sessler.

Mr. Asbury joined Pharmacyclics as Vice President and General Counsel in July 2011 with 15 years of pharmaceutical industry experience.  From 1996 to June, 2011, Mr. Asbury held increasingly senior positions in the legal department of Genentech, most recently serving as Associate General Counsel and Senior Director of Transactional Law.  In this capacity, he led a group of twelve lawyers, and was responsible for all of Genentech’s strategic agreements and partnerships, including research, development and commercial intellectual property licensing agreements, mergers and acquisitions, as well as real estate and construction matters.  During his time at Genentech, he oversaw Genentech’s environmental health and safety practice, supported the commercial lytics franchise, and was responsible for company-wide contract management processes and initiatives.  From 1992 to 1996, Mr. Asbury was a corporate associate with the law firm of Shearman and Sterling, with experience in securities, M&A and commercial banking transactions.  He received his BA in Soviet Studies from Vanderbilt University, and his JD from Stanford University.

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

Based solely on its review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that, during the period from July 1, 2010 to June 30, 2011, all officers, directors and beneficial owners of more than 10% of the outstanding Common Stock complied with all Section 16(a) requirements, with the exception of the following late filings: Robert W. Duggan was late filing one Form 4 relating to a transaction that occurred on June 21, 2011.

Code of Ethics and Committee Charters

The Board has also adopted a formal code of conduct that applies to all of our employees, officers and directors.  The latest copy of our Code of Business Conduct and Ethics, as well as the Charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board are available in the “Investors & Media Corporate Governance” section of our website at www.pharmacyclics.com.  Any person may obtain a copy of the Code of Business Conduct and Ethics, without charge, by writing to Pharmacyclics, Inc., 995 East Arques Avenue, Sunnyvale, California 94085, Attn: Secretary.

Audit Committee

The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company.  The Audit Committee is also charged with the review and approval of all related party transactions involving the Company.  The Audit Committee acts pursuant to a written charter that has been adopted by the Board.   A more complete description of the powers and responsibilities delegated to the Committee is set forth in the Audit Committee charter.  The Board had determined that Richard A. van den Broek, David D. Smith and Minesh Mehta, all of the members of the Audit Committee for the fiscal year ended June 30, 2011, were “independent” as that term is defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.  The Board has determined that Mr. van den Broek, the Audit Committee Chairman, is an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”).  The Audit Committee held six (6) meetings during the fiscal year ended June 30, 2011.

Item 11.                      Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Our compensation programs are designed to attract and retain employees and to reward them for their contributions and efforts to help us achieve our short and long-term goals.  The compensation programs are designed to be equitable while at the same time being competitive within the industry and geographical region for which we compete for talent and to link the rewards program to the performance of the stockholders return over the long-term.

The Compensation Committee of the Board of Directors is responsible for both developing and determining our executive compensation policies and plans and to oversee the overall compensation and benefit plans for the entire company population.  In addition, the Compensation Committee determines the compensation to be paid to the key executives. The Compensation Committee may delegate any of its duties and responsibilities, including the administration of equity incentives or employee benefit plans, to one or more of its members, to one or more other directors, or to one or more other persons, unless otherwise prohibited by applicable laws or listing standards.

Compensation Philosophy and Objectives

The Compensation Committee considers the ultimate objective of an executive compensation program to be the creation of stockholder value. To achieve that objective, our executive compensation program is tied to our financial performance by aligning the interests of our employees with the interests of our stockholders and having our employees share the risks and rewards of our business.  Our executive compensation program is based on:

Competitiveness:  For 2011, the Compensation Committee reviewed the competitive positioning of base pay and equity of similar jobs in our comparator group of companies, utilizing the Radford Global Life Sciences Survey, within the peer group from the biotechnology and pharmaceutical industry based on similarity to us in terms of industry focus, stage of development, pharmaceutical assets, and the geographical location of the talent pool with which we compete.  In addition, for the Executives, the market data for the peer group was drawn from publically available documents such as proxy statements. Included in the review was the analysis of each executive’s base pay and equity in comparison to the 50th percentile of market based pay, which is the desired base pay positioning for our executives.  The Compensation Committee designs compensation packages for our executive officers that include both cash and stock-based compensation (the latter vesting over time) tied to an individual’s experience and performance and the Company’s achievement of certain short-term and long-term goals.

Performance: Individual executive performance of corporate and departmental goals is a direct factor in the design and administration of the base salary and equity plan.  Each Executive is evaluated against annual goal attainment, which is reviewed by the Compensation Committee.   Vesting of performance-based options for executives depend on their attainment of key corporate and departmental goals.

Ownership: One of the cornerstones of our compensation philosophy is ensuring that all employees have ownership in the Company. For executives, the compensation will be guided by an at or below market salary component and an at or above market equity component. Executives have the potential to gain meaningful equity rewards with their contribution to the corporate success and achievement of defined goals.

We used the combined results of these two sources and the collective experience of the members of our Compensation Committee and executive management to establish our overall compensation practices.

Risk Assessment of the Company’s Compensation Policies

Our Compensation Committee has reviewed our compensation policies as generally applicable to our officers and employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company.  In making this determination, our Compensation Committee considered the following: (i) the Company’s compensation programs are discretionary, balanced and focused on the long term; (ii) goals and objectives of the Company’s compensation programs reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure; (iii) we grant equity based awards with time-based vesting and performance-based vesting, both of which encourage participants to look to long-term appreciation in equity values; and (iv) the Company’s approach to compensation practices and policies applicable to employees throughout the Company is consistent with that followed for its executives.

Compensation Components

Our Compensation Committee relies on experience with other companies in our industry and, with respect to our executive officers, third party industry compensation surveys and internally generated comparisons of a number of elements to total compensation against peer group companies, to determine the portion of our employees' compensation to be based on base salary and performance-based equity awards. The Compensation Committee determined that a larger portion of our executive officers' compensation should be based on Company and individual performance. Consistent with our compensation philosophy, we have structured each element of our compensation program as described below.

Base Salary

We determine our executive salaries based on job responsibilities and individual experience, and we annually benchmark the amount we pay against comparable competitive market compensation for similar positions within our peer group and industry. Specifically, we utilize information obtained from our comparison of peer group compensation data and the annual Radford Global Life Sciences Survey. Our Compensation Committee reviews the salaries of our executives annually, and our Compensation Committee grants increases in salaries based on individual performance during the prior calendar year as well as from our Compensation Committee's and management's experience and general employment market conditions for our industry.

We design our base pay to provide the essential reward for an employee's work. Once base pay levels are determined, increases in base pay are provided to recognize an employee's specific performance achievements and contributions.

Equity Compensation

We utilize equity-based compensation, primarily time-based stock options and performance-based stock options, to ensure that we have the ability to retain personnel over a longer period of time and to provide employees with a form of reward that aligns the employee interests with those of our stockholders. The vesting provision of our employee stock options provide the necessary long-term incentive to our personnel as they work on multi-year drug development and commercialization programs. Employees whose skills and results we deem to be critical to our long-term success are eligible to receive higher levels of equity-based compensation.

We award equity compensation to our executive officers and all regular full-time employees under the 2004 Stock Equity Incentive Plan based on performance and on guidelines related to each employee’s position in the Company, respectively.  We determine our stock option guidelines based on information derived from our Compensation Committee's and management's experience and, with respect to our executive officers, an internally generated comparison of companies and third party survey of companies in our industry.  Specifically, we utilize the results of our comparison of peer group compensation data and the annual Radford Global Life Sciences Survey to modify and adjust our stock option guidelines.  We typically base awards to newly hired employees on these guidelines and we base our award decisions for continuing employees on these guidelines as well as an employee’s performance for the prior fiscal year and competitive market factors in our industry.

Our time-based stock option awards typically vest over a four-year period subject to the employee’s continued service.  Typically, twenty-five percent (25%) of the shares vest on the first anniversary of the option award, with the remaining shares vesting monthly in equal amounts over the remainder of the vesting period.  In other circumstances, the shares vest in yearly installments over a period of 4 years beginning on the date of grant. We believe this vesting arrangement encourages our employees to continue service for a longer period of time and remain focused on our multi-year long-term drug development and commercialization programs.   In addition, the vesting of certain of the options granted to executive officers are subject to the satisfaction of performance criteria established for such executive as determined by the Compensation Committee after reviewing the performance reports.

Timing of Equity Awards

Historically, our Compensation Committee has made award decisions at least annually and often at various times during each year.

For awards with performance-based vesting, the Compensation Committee establishes each executive’s annual performance criteria and evaluates performance against that criteria at the end of the annual performance period to determine the percentage of the award that has been earned.

Allocation of Equity Compensation

In fiscal 2011, we granted stock options to purchase 1,596,786 shares of our Common Stock, of which stock options to purchase a total of 268,000 shares were awarded to executives, representing 16.8% of all awards in 2011.  Our Compensation Committee does not apply a formula for allocating stock options to executive officers.  Instead, our Compensation Committee considers the role and responsibilities of the executive officers, competitive factors, the non-equity compensation received by the executives and the total number of options to be granted in the fiscal year.

Type of Equity Awards

Under our 2004 Equity Incentive Award Plan, we may issue incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our employees, directors and consultants. Historically, our equity compensation awards have primarily consisted of incentive and non-qualified stock options.

Cash Bonuses

From time to time, we may pay cash bonuses to employees upon the successful completion of certain projects and we may also pay sign-on bonuses to aid in recruiting certain key employees.

Benefits

Core benefits, such as our basic health benefits and life insurance programs, are designed to provide support to employees and their families and to be competitive with other companies in our industry.

Retirement Savings Plan

We maintain a 401(k) Plan that is a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended.  In fiscal 2011, we matched 50% of all participant contributions up to a maximum of $1,500 per employee.  We do not maintain a defined benefit pension plan or a nonqualified deferred compensation plan.

Change in Control Arrangements

Our 2004 Equity Incentive Award Plan provides that 50% of all unvested options shall become fully vested upon a change in control of the Company. The plan further provides that if the employee’s employment is terminated within twelve (12) months of a change in control, the remaining balance of unvested options shall become fully vested.

Severance Agreements

We have entered into a severance agreement with David Loury, Chief Scientific Officer which provides for payment of one year’s base salary upon the involuntary termination of employment, provided such termination is not for cause, as defined in the agreement.

We have entered into a severance agreement with Mark Asbury, Vice President and Legal Council, which provides for payment of one year’s base salary upon the involuntary termination of employment due to a change in control, provided such termination is not for cause, as defined in the agreement.

We do not have a severance or other employment agreement with any other executive officer.

Separation Agreements

In May 2011, we entered into a separation agreement with Dr. Ahmed Hamdy, our Chief Medical Officer.  Under the agreement, Dr. Hamdy continued to receive his base salary for a four-week period and also received a severance payment equal to approximately one month of his base salary.

CEO Compensation

To date, Robert Duggan, our Chief Executive Officer, has declined to receive any compensation, whether cash, stock or options.  As such, the Compensation Committee has not analyzed compensation packages paid to similarly situated Chief Executive Officers or completed an analysis of all employees compared to the CEO.  Mr. Duggan is our largest stockholder.

Compensation Process

The Compensation Committee reviews and approves the salaries and incentive compensation of our executive officers and the entire company’s population, including all new hire grants to employees, subject to limited grants of stock options by our Chief Executive Officer pursuant to authority granted to him by the Compensation Committee.  Our Chief Executive Officer from time to time attends the meetings of the Compensation Committee.  In rendering its decisions, the Compensation Committee considers the recommendations of the Chief Executive Officer. The Compensation Committee reviews the performance of the executive officers annually.

Our Compensation Committee also works with our Chief Executive Officer and Vice President, Finance and Administration in evaluating the financial and retention implications of our various compensation programs.

Effect of Accounting and Tax Treatment on Compensation Decisions

We consider the anticipated accounting and tax implications to us and our executives of our compensation programs. Prior to 2006, the primary form of equity compensation that we awarded consisted of incentive and non-qualified stock options due to favorable accounting and tax treatment and the expectation among employees in our industry that they would be compensated through stock options. Beginning in 2006, the accounting treatment for stock options changed as a result of Financial Accounting Standards No. FAS 123R, or FAS 123(R), Share-Based Payment, as codified in FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718, potentially making the accounting treatment of stock options less attractive.  As a result, we assessed the desirability of various alternatives to stock options but determined to continue to grant stock options as the primary form of equity compensation.

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation’s executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance-based compensation to be paid to our executive officers for the 2011 fiscal year did not exceed the $1 million limit per officer, nor is it expected that the non-performance-based compensation to be paid to our executive officers for fiscal 2012 will exceed that limit. The 2004 Equity Incentive Award Plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of options granted under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation, which will not be subject to the $1 million limitation. Because it is very unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to our executive officers. The Compensation Committee will reconsider this decision should the individual compensation of any executive officer approach the $1 million level.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The information contained in this report shall not be deemed to be "soliciting material" or "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

COMPENSATION COMMITTEE OF THE
BOARD OF DIRECTORS

Richard van den Broek
Minesh Mehta, M.D.
David Smith, Ph.D.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee currently consists of Richard van den Broek, Minesh Mehta, M.D. and David Smith, Ph.D. None of the members of our Compensation Committee during 2011 is currently or has been, at any time since our formation, one of our officers or employees.  During 2011, no executive officer served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee.  None of the members of our Compensation Committee during 2011 currently has or has had any relationship or transaction with a related person requiring disclosure pursuant to Item 404 of Regulation S-K.

Summary Compensation Table

The following table sets forth all compensation awarded to, paid or earned by the following type of executive officers for each of the Company’s last three completed fiscal years: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer or principal financial officer for the fiscal year ended June 30, 2011; (ii) the Company’s three most highly compensated executive officers, other than the principal executive officer or principal financial officer, who were serving as executive officers at the end of the fiscal year ended June 30, 2011; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended June 30, 2011 (of which there was one).  We refer to these individuals collectively as our named executive officers.

Name and Principal Position	Fiscal Year	Salary(1) ($)	Bonus ($)	Option Awards(2) ($)		All Other Compensation ($)		Total ($)
Robert W. Duggan, Chairman and Chief Executive Officer (3)	2011	-	-	-		-		-
	2010	-	-	-		-		-
	2009	-	-	-		-		-
Mahkam Zanganeh, D.D.S., MBA, Chief of Staff & Vice President, Business Development	2011	267,422	-	721,310	(4)	36,500	(5)	1,025,232
David J. Loury, Ph.D., Chief Scientific Officer	2011	326,300	-	455,880	(4)	1,500	(6)	783,680
	2010	305,481	5,900	400,775	(4)	1,500	(6)	713,656
	2009	265,215	-	199,095		1,500	(6)	465,810
Rainer M. Erdtmann, Vice President, Finance and Administration	2011	229,430	-	530,303	(4)	1,500	(6)	761,233
Eric E. Hedrick, M.D., Vice President, Oncology Development	2011	289,386	-	240,531		103,600	(7)	633,517
Ahmed Hamdy, M.D., Chief Medical Officer	2011	330,574	-	639,336	(4)	59,000	(8)	1,028,910
	2010	315,000	4,822	548,100	(4)	-		867,922
	2009	83,596	25,000	39,833		-		148,429

(1)	Includes amounts earned but deferred at the election of the Named Executive Officer, such as salary deferrals under the Company’s 401(k) plan.

(2)
The Company’s share-based compensation program includes incentive and non-statutory stock options. The amounts set forth under this column represent the aggregate grant date fair value of stock options granted in each fiscal year for financial reporting purposes under Statement of Financial Accounting Standards ASC Topic 718, “Stock Compensation,” disregarding the estimate of forfeitures. The Company’s methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 6 to its audited financial statements included in its annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2011.

(3)
Mr. Duggan has declined any compensation from the Company.  Mr. Duggan became the Company’s Interim Chief Executive Officer on September 10, 2008 and became the Company’s Chief Executive Officer on February 12, 2009.

(4)
The amount shown includes the portion of awards with performance-based vesting conditions for which the established performance conditions were established during the year.  The grant date fair value was calculated using the probable outcome of the established performance conditions which approximated the highest level of achievement.

(5)	Consists of payments by the Company for Dr. Zanganeh’s local housing and related costs.

(6)	Consists of the Company’s matching contribution under its 401(k) plan.

(7)	Consists of $85,200 in Fiscal 2011 consulting fees paid prior to Dr. Hedrick’s employment by the Company and $18,400 paid for Dr. Hedrick’s local housing and related costs.

(8)
In May 2011, we entered into a separation agreement with Dr. Hamdy.  Included in all other compensation is a severance payment of approximately $25,000 and a payment of accrued vacation of approximately $34,000.

Grants of Plan-Based Awards

The following table provides information on the grants of awards made to each named executive officer at June 30, 2011 under the 2004 Plan.

Grants of Plan-Based Awards for Fiscal 2011

Name	Grant Date	Date of Compensation Committee action to grant awards with performance conditions (1)	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards (2)			All other stock awards: number of shares of stock or units	All other option awards: number of securities underlying options	Exercise or base price of option awards ($)	Grant date fair value of stock and option awards(3) ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold	Target	Maximum
Robert W. Duggan			-	-	-	-	-	-	-	-	-	-
Mahkam Zanganeh, D.D.S., MBA	10/13/10		-	-	-	-	-	-	-	30,000	7.69	171,261
	10/14/10		-	-	-	-	-	-	-	10,000	7.48	55,556
	12/13/10		-	-	-	-	-	-	-	25,000	5.81	108,618
	5/5/11	4/11/10	-	-	-	-	37,500	37,500	-	-	7.19	169,125
	5/5/11	3/3/09	-	-	-	-	37,500	37,500	-	-	0.75	216,750
David J. Loury, Ph.D.	10/13/10		-	-	-	-	-	-	-	30,000	7.69	171,261
	10/14/10		-	-	-	-	-	-	-	10,000	7.48	55,556
	5/5/11	4/11/10	-	-	-	-	18,750	18,750	-	-	7.19	84,563
	5/5/11	3/3/09	-	-	-	-	25,000	25,000	-	-	0.75	144,500
Rainer M. Erdtmann	10/13/10		-	-	-	-	-	-	-	30,000	7.69	171,261
	10/14/10		-	-	-	-	-	-	-	3,000	7.48	16,667
	5/5/11	4/11/10	-	-	-	-	12,500	12,500	-	-	7.19	56,375
	5/5/11	2/5/09	-	-	-	-	50,000	50,000	-	-	0.91	286,000
Eric E. Hedrick, M.D.	10/13/10		-	-	-	-	-	-	-	10,000	7.69	57,087
	6/14/11		-	-	-	-	-	-	-	30,000	8.88	183,444
Ahmed Hamdy, M.D. (4)	10/13/10		-	-	-	-	-	-	-	30,000	7.69	171,261
	5/5/11	4/11/10	-	-	-	-	7,500	7,500	-	-	7.19	33,825
	5/5/11	3/10/09	-	-	-	-	75,000	75,000	-	-	0.73	434,250

(1)
The exercise price for options with performance conditions is the closing market price of the Company’s common stock on the date the Compensation Committee took action to award the grant.  The grant date is the date annual performance conditions were established and communicated, at which time the options were considered granted under ASC 718.

(2)
The amounts shown reflect estimated payouts of performance-based stock options for the third year of the four-year performance period beginning in 2009 and for the second year of the four-year performance period beginning in 2010.

(3)
The Company’s share-based compensation program includes incentive and non-statutory stock options. The amounts set forth under this column represent the aggregate grant date fair value of stock options granted in each fiscal year for financial reporting purposes under Statement of Financial Accounting Standards ASC Topic 718, “Stock Compensation,” disregarding the estimate of forfeitures. The Company’s methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 6 to its audited financial statements included in its annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2011.

(4)
In May 2011, we entered into a separation agreement with Dr. Hamdy, upon which date Dr. Hamdy forfeited all of his outstanding and unvested stock options, including all but 5,000 of the options granted during the year ended June 30, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information on the holdings of stock options by the named executives at June 30, 2011.  Each option grant is shown separately for each named executive.

	Option Awards
Name	Number of securities underlying unexercised options - exercisable		Number of securities underlying unexercised options -unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price $	Option expiration date
Robert W. Duggan	-		-	-	-	-
Mahkam Zanganeh, D.D.S., MBA	84,770	(1)			2.30	9/10/2018
	55,000	(2)		75,000	0.75	3/3/2019
	37,500	(3)		112,500	7.19	4/11/2020
	10,000	(4)			6.75	6/2/2020
	30,000	(5)			7.69	10/13/2020
	10,000	(6)			7.48	10/14/2020
	25,000	(7)			5.81	12/13/2020
David J. Loury, Ph.D.	65,000	(8)			4.16	5/23/2016
	75,000	(9)			2.76	3/13/2017
	125,000	(10)			0.86	3/18/2018
	154,074	(11)	45,926		1.35	11/4/2018
	50,000	(2)		50,000	0.75	3/3/2019
	30,974	(12)	19,026		3.51	1/12/2020
	18,750	(3)		56,250	7.19	4/11/2020
	30,000	(5)			7.69	10/13/2020
	10,000	(6)			7.48	10/14/2020
Rainer M. Erdtmann	200,000	(13)		100,000	0.91	2/5/2019
	12,500	(3)		37,500	7.19	4/11/2020
	28,684	(5)	1,316		7.69	10/13/2020
	3,000	(6)			7.48	10/14/2020
Eric E. Hedrick, M.D.	250,000	(14)			6.56	6/4/2020
	10,000	(5)			7.69	10/13/2020
	11,261	(15)	18,739		8.88	6/14/2021
Ahmed Hamdy, M.D.	-		-	-	-	-

(1)	Option vests in forty-eight (48) equal installments beginning on the date of grant (September 10, 2008).

(2)	Option vests in four equal annual installments beginning March 3, 2010, subject to the satisfaction of certain performance criteria with respect to each annual period.

(3)	Option vests in four equal annual installments beginning April 11, 2011, subject to the satisfaction of certain performance criteria with respect to each annual period.

(4)	Option vests in forty-eight (48) equal installments beginning on the date of grant (June 2, 1010).

(5)	Option vests in forty-eight (48) equal installments beginning on the date of grant (October 13, 2010).

(6)	Option vests in forty-eight (48) equal installments beginning on the date of grant (October 14, 2010).

(7)	Option vests in forty-eight (48) equal installments beginning on the date of grant (December 13, 2010).

(8)
25% of the shares subject to the option vest on the one year anniversary of the date of grant (May 23, 2006) and the remaining shares subject to the option vest in a series of 36 equal and successive monthly installments thereafter.

(9)	Option vests in forty-eight (48) equal installments beginning on the date of grant (March 13, 2007).

(10)	Option vests in forty-eight (48) equal installments beginning on the date of grant (March 18, 2008).

(11)	Option vests in a series of five equal and successive annual installments measured from November 4, 2008.

(12)
25% of the shares subject to the option vest on the one year anniversary of the date of grant (January 12, 2010) and the remaining shares subject to the option vest in a series of 36 equal and successive monthly installments thereafter.

(13)	Option vests in four equal annual installments beginning February 5, 2010, subject to the satisfaction of certain performance criteria with respect to each annual period.

(14)	15,625 option shares vested on August 24, 2010 and the remaining 234,375 option shares vest in a series of 45 equal and successive monthly installments from August 24, 2010.

(15)	Option vests in forty-eight (48) equal installment beginning on the date of grant (June 14, 2011).

Option Exercises

The following table sets forth the number of shares acquired and the value realized upon exercise of stock options during fiscal 2011 by each of our named executive officers.

Name	Option Awards
	Number of shares acquired on exercise	Value realized on exercise (1) $
Robert W. Duggan	-	-
Mahkam Zanganeh, D.D.S., MBA	85,230	312,638
David J. Loury, Ph.D.	-	-
Rainer M. Erdtmann	-	-
Eric E. Hedrick, M.D.	-	-
Ahmed Hamdy, M.D.	162,500	1,188,457

(1)
Value realized on exercise is based on the fair market value of our common stock on the date of exercise minus the exercise price and does not necessarily reflect proceeds actually received by the named executive officer.

DIRECTOR COMPENSATION

Cash Compensation

During fiscal 2011, each non-employee director received $7,500 per regularly scheduled Board meeting attended and $500 for each Board committee meeting attended.  Each committee chairman received $1,000 for each Board committee meeting attended.  Additionally, in July 2011 the Company's Board of Directors formed a Clinical Review committee which consists of Drs. Smith and Fyfe as the initial members.  Compensation for each of the members of this committee is $2,500 per quarter.  Board members may elect to receive their compensation in the form of fully vested non-qualified stock options with a face value equal to three (3) times the amount of cash compensation earned.

Equity Compensation

Each non-employee Director receives an automatic option grant to purchase 10,000 shares on the day they become a member of the Board with an exercise price of one hundred percent (100%) of the fair market value on the date of grant (“Initial Option”).  Additionally, during fiscal 2011, each new Board member and Mr. van den Broek received a supplemental grant to purchase 20,000 shares with an exercise price of 100% of the fair market value on the date of grant (“Supplemental Initial Option”).   Each non-employee Director of the Company receives an annual automatic grant on the day of the Company’s Annual Meeting of a non-qualified stock option to purchase 7,500 shares with an exercise price of one hundred (100%) of the fair market value on the date of grant (“Annual Replenishment Option”), providing that the Director has served as a Director for at least the six (6) months prior to the Annual Meeting.

All Director option grants are nonstatutory stock options subject to the terms and conditions of the 2004 Plan.  Each Initial Option and Supplemental Initial Option vests in equal annual installments over (5) years from the date of grant, and each Annual Replenishment Option vests in equal monthly installments over twelve (12) months from the date of grant.  Furthermore, Initial Options, Supplemental Initial Options and Annual Replenishment Options vest only during the option holder’s service as a Board member; provided however, that the Compensation Committee has the power to accelerate the time during which an option granted to a Director may vest.

Initial Options, Supplemental Initial Options and Annual Replenishment Options terminate upon the earlier of (i) ten (10) years after the date of grant or (ii) thirty-six (36) months after the date of termination of the option holder’s service as a Board member.

The following table sets forth the compensation earned or awarded to the Company’s non-employee directors during the fiscal year ended June 30, 2011.

Current Directors:	Fees Earned or Paid in Cash (1) ($)	Option Awards (2) ($)	Total ($)
Robert W. Duggan	-	-	-
Robert F. Booth, Ph.D.	-	161,044	161,044
Roy C. Hardiman	-	161,044	161,044
Minesh P. Mehta, M.D.	14,000	62,061	76,061
David D. Smith, Ph.D. (3)	-	101,969	101,969
Richard A. van den Broek	-	200,344	200,344
Gwen A. Fyfe, M.D. (4)	-	161,044	161,044

Former Directors:
Jason T. Adelman	-	49,524	49,524
Cynthia C. Bamdad, Ph.D.	-	36,604	36,604
Glenn C. Rice, Ph.D.	-	32,300	32,300

(1)
See the section entitled “Director Compensation - Cash Compensation”, above, for a description of the cash compensation program for the Company’s non-employee directors during the fiscal year ended June 30, 2011.  Amounts earned in one year and paid in the following year are, for purposes on this table only, accounted for in the year earned. Includes fees with respect to which directors elected to receive option shares in lieu of such fees. The following directors received option shares in the amounts set forth below in lieu of the fees set forth below (includes fees forgone earned in the fourth quarter of fiscal 2011 where the related options were granted the first day of fiscal 2012):

Current Directors:	Fees Forgone ($)	Option Shares Received in Lieu Of Cash
Robert W. Duggan	-	-
Robert F. Booth, Ph.D.	15,000	5,869
Roy C. Hardiman	15,000	5,869
Minesh P. Mehta, M.D.	14,000	5,267
David D. Smith, Ph.D.	33,000	13,285
Richard A. van den Broek	38,500	15,495
Gwen A. Fyfe, M.D.	15,000	5,869

Former Directors:
Jason T. Adelman	23,000	9,537
Cynthia C. Bamdad, Ph.D.	17,000	7,049
Glenn C. Rice, Ph.D.	15,000	6,220

(2)
The amounts set forth under this column represent the aggregate grant date fair value of stock options granted in each fiscal year for financial reporting purposes under Statement of Financial Accounting Standards ASC Topic 718, “Stock Compensation,” disregarding the estimate of forfeitures. The Company’s methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 6 to its audited financial statements included in its annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2011.  See the section entitled “Director Compensation - Equity Compensation”, above, for a description of the Company’s cash compensation policy for non-employee directors and the specific terms of the stock options granted to the Company’s non-employee directors during the fiscal year ended June 30, 2011. The grant date fair value of option awards granted in fiscal year 2011 and the total options outstanding are as follows:

Current Directors:	Grant Date	Grant Date Fair Value	Options Outstanding at 7/1/11
Robert F. Booth, Ph.D.	12/9/10	$43,075
	12/13/10	86,894
	4/1/11	15,563
	7/1/11	15,512
		$161,044	35,869
Roy C. Hardiman	12/9/10	$43,075
	12/13/10	86,894
	4/1/11	15,563
	7/1/11	15,512
		$161,044	35,869
Minesh P. Mehta, M.D.	10/1/10	$10,590
	12/9/10	32,306
	1/3/11	9,865
	4/1/11	516
	7/1/11	8,784
		$62,061	44,407
David D. Smith, Ph.D.	10/1/10	$17,834
	12/9/10	32,306
	1/3/11	16,614
	4/1/11	17,637
	7/1/11	17,578
		$101,969	156,986
Richard A. van den Broek	10/1/10	$18,951
	12/9/10	32,306
	12/13/10	86,894
	1/3/11	18,691
	4/1/11	21,787
	7/1/11	21,715
		$200,344	67,427
Gwen A. Fyfe, M.D.	12/9/10	$43,075
	12/13/10	86,894
	4/1/11	15,563
	7/1/11	15,512
		$161,044	365,869

Former Directors:
Jason T. Adelman	10/1/10	$25,641
	1/3/11	23,883
		$49,524	52,106
Cynthia C. Bamdad, Ph.D.	10/1/10	$18,951
	1/3/11	17,653
		$36,604	34,752
Glenn C. Rice, Ph.D.	10/1/10	$16,724
	1/3/11	15,576
		$32,300	12,946

There were no options that were repriced or otherwise materially modified during fiscal year 2011.

(3)
Prior to his appointment to the Audit Committee or the Compensation Committee, Dr. Smith also was granted options in August 2010 to purchase 1,100 shares of the Company’s common stock, valued as of the grant date at less than $8,000, in connection with consulting services provided in fiscal 2010.

(4)
Dr. Fyfe also provides consulting services to the Company under a Consulting Services Agreement that is cancelable by either party upon 30 days written notice.  Dr. Fyfe was paid $97,000 and $490,000 for consulting services provided during fiscal year 2010 and 2011, respectively and $89,000 for consulting services provided during the period from July 1, 2011 to September 30, 2011.  Additionally, Dr. Fyfe was granted options to purchase 300,000 shares and 30,000 shares of the Company’s common stock in connection with her consulting services during fiscal year 2010 and 2011, respectively, which vest monthly over a period of 48 months.  The grant date fair value of these option grants in fiscal 2010 and 2011 was $1,771,000 and $152,000, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The table below shows, as of June 30, 2011, information for all equity compensation plans previously approved by stockholders and for all compensation plans not previously approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders (2)	6,858,198	$4.78	3,850,667
Equity compensation plans not approved by security holders	-	-	-
Total	6,858,198	$4.78	3,850,667

(1)	Includes approximately 136,530 shares issuable under the Company’s Employee Stock Purchase Plan.

(2)	Includes our:
2004 Equity Incentive Award Plan
1995 Stock Option Plan
Employee Stock Purchase Plan

 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of October 14, 2011, by: (i) each stockholder who, based on publicly available records, is known by the Company to own beneficially more than five percent (5%) of the Company’s Common Stock; (ii) each current director and director nominee; (iii) each executive officer named in the “Summary Compensation Table” below (the “Named Executive Officers”); and (iv) all current directors and executive officers of the Company as a group. The address for each director and executive officer listed in the table below is c/o: Pharmacyclics, Inc., 995 East Arques Avenue, Sunnyvale, California 94085.

	Beneficial Ownership (1)
Name	Outstanding Shares of Common Stock	Shares Issuable Pursuant to Options Vested and Exercisable Within 60 Days of October 14, 2011	Percent of Total Shares Outstanding

Felix J. Baker and Julian C. Baker (2)	7,201,016	-	10.5%
667 Madison Avenue
New York, NY 10065
Samuel D. Isaly (3)	5,313,500	-	7.7%
767 Third Avenue, 30th Floor
New York, NY 10017
PRIMECAP Management Company(4)	4,011,958	-	5.9%
225 South Lake Ave., #400
Pasadena, CA 91101
Robert W. Duggan (5)	14,016,492	-	20.4%
Robert F. Booth, Ph.D.	-	13,858	*
Gwen A. Fyfe, M.D.	-	139,521	*
Roy C. Hardiman	-	13,858	*
Minesh P. Mehta, M.D.	-	41,533	*
David D. Smith, Ph.D.	2,000	155,903	*
Richard A. van den Broek	138,730	46,211	*
Rainer M. Erdtmann	22,246	222,063	*
Eric E. Hedrick, M.D.	2,814	99,792	*
David J. Loury, Ph.D.	25,980	478,749	*
Mahkam Zanganeh, D.D.S., MBA	303,344	170,603	*
Ahmed Hamdy, M.D	11,966	-	*

All current executive officers, directors and director nominees as a group (14 persons)	14,534,685	2,012,961	23.4%

_______________

* Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options which are vested and exercisable within sixty (60) days of the October 14, 2011 date of this table. Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, all persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such holders. The percentages of beneficial ownership are based on 68,572,152 shares of Common Stock outstanding as of October 14, 2011, adjusted as required by rules promulgated by the Commission. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which such person or persons has the right to acquire within sixty (60) days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Derived from the Forms 4 filed October 4, 2011.  The shares are held by 14159 Capital (GP), LLC, which beneficially owns 152,654 shares, Baker Brothers Life Sciences Capital (GP), LLC, which beneficially owns 6,895,680 shares, and Baker Biotech Capital (GP), LLC, which beneficially owns 152,682 shares, for which Felix J. Baker and Julian C. Baker are controlling members.  Felix J. Baker and Julian C. Baker may each be deemed to be beneficial owners of the shares and may be deemed to have shared voting and dispositive power with respect to the shares.

(3)
Derived from a Form 13G/A filed February 11, 2011.  The shares are held by OrbiMed Advisors LLC, which beneficially owns 1,528,500 shares, and OrbiMed Capital LLC, which beneficially owns 3,785,000 shares, for which Samuel D. Isaly is the Managing Member.  Mr. Isaly may be deemed to have shared voting and dispositive power with respect to the shares.

(4)	Derived from a Form 13F-HR filed on August 12, 2011.

(5)	Derived from a Form 4 filed June 24, 2011. Mr. Duggan disclaims beneficial ownership of 524,114 shares held in managed accounts, except to the extent of his pecuniary interest in those shares.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Participation in Registered Direct Offering

In June 2011, we sold approximately 6.4 million shares of our common stock to a group of institutional investors in a registered direct offering at $8.85 per share for net proceeds of approximately $56,039,000.  Robert W. Duggan, the Company’s Chairman of the Board and Chief Executive Officer, participated in the offering in the amount of $6,000,000.

Consulting Services

Director Dr. Gwen Fyfe, who is not standing for reelection, provides consulting services to the Company under a Consulting Services Agreement that is cancelable by either party upon 30 days written notice. Dr. Fyfe was paid $97,000 and $490,000 for consulting services provided during fiscal year 2010 and 2011, respectively and $89,000 for consulting services provided during the period from July 1, 2011 to September 30, 2011.  Additionally, Dr. Fyfe was granted options to purchase 300,000 shares and 30,000 shares of the Company’s common stock in connection with her consulting services during fiscal year 2010 and 2011, respectively, which vest monthly over a period of 48 months.  The grant date fair value of the options granted in fiscal 2010 and 2011 was $1,771,000 and $152,000, respectively.

The Audit Committee is charged with the review and approval of all related party transactions involving the Company.  The Audit Committee acts pursuant to a written charter that has been adopted by the Board.  The policy provides that the Audit Committee reviews certain transactions subject to the policy and decides whether or not to approve or ratify those transactions. In doing so, the Audit Committee determines whether the transaction is in the best interests of the Company.

Director Independence

The Board has determined that all of the members of the Board during the fiscal year ended June 30, 2011, other than Mr. Duggan and Dr. Fyfe, were “independent” as that term is defined in the Nasdaq Marketplace Rules.  Mr. Duggan is not considered independent because he is an executive officer of the Company and Dr. Fyfe is not considered independent because she received fees in excess of $120,000 from the Company within the last 12 months as payment for consulting services.   The Board considered that Dr. David Smith received, prior to his appointment to the Audit Committee or the Compensation Committee, an option to purchase 1,100 shares of the Company’s common stock, valued as of the grant date at less than $8,000, as compensation for consulting services rendered during fiscal 2010 and determined that he is still “independent” under the Nasdaq Marketplace rules.  The Board has further determined that Richard A. van den Broek, David D. Smith and Minesh Mehta, who are members of the Company’s Audit Committee, satisfy the more restrictive independence requirements for Audit Committee members set forth in United States securities laws.  As required under applicable Nasdaq Marketplace Rules, the Company’s independent directors meet regularly in executive session at which only they are present.

Our Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.  During the fiscal year ended June 30, 2011, the Board held four (4) meetings.  All directors attended at least 75% of the aggregate of all meetings of our Board and of the committees on which they served during the fiscal year ended June 30, 2011.  Current and former committee membership is shown in the table below:

Current Directors:	Board	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Robert W. Duggan	Chairman
Minesh P. Mehta, M.D.	Member	Member	Member
David D. Smith, Ph.D.	Member	Member	Member	Member
Richard A. van den Broek	Member	Chairman	Chairman	Member
Robert F. Booth, Ph.D.	Member			Member
Roy C. Hardiman	Member			Chairman
Gwen A. Fyfe, M.D.	Member

Item 14.Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for the following services during fiscal 2011 and 2010:

	Fiscal 2011	Fiscal 2010
Audit fees	$368,300	$332,800
Audit-related fees	-	-
Tax fees	39,800	40,800
All other fees	-	-
Total	$408,100	$373,600

In the above table, “audit fees” for professional services for the audit of the Company’s financial statements included in its Annual Report on Form 10-K for the years ended June 30, 2011 and 2010, and review of financial statements included in its quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory and regulatory filings.  “Tax fees” are fees for tax compliance, tax advice and tax planning.  All fees described above were approved by the Audit Committee, pursuant to the pre-approved policy described below.

Pre-Approval Policy and Procedures

 In accordance with the Audit Committee charter, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the estimated fees and other terms of any such engagement. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services. The Audit Committee may elect to delegate pre-approval authority to one or more designated Committee members in accordance with its charter. The Audit Committee has delegated to Mr. van den Broek, as Chairman, the ability to pre-approve certain audit and non-audit services. The Audit Committee considers whether such audit or non-audit services are consistent with the SEC’s rules on auditor independence. The Audit Committee has considered whether the provision of the services noted above is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

PART IV

Item 15.Exhibits and Financial Statement Schedules

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

3.           Exhibits

See Index to Exhibits beginning on page 29.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2011.

PHARMACYCLICS, INC.

By:	/s/ Robert W. Duggan
Name:	Robert W. Duggan
Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of October 2011.

	Signature	Title	Date

	/s/ Robert W. Duggan	Chairman of the Board and	October 28, 2011
	Robert W. Duggan	Chief Executive Officer (Principal Executive Officer)

	/s/ Rainer (Ramses) Erdtmann	VP Finance and Administration	October 28, 2011
	Rainer (Ramses) Erdtmann	and Secretary (Principal Financial Officer and Principal Accounting Officer)

	*	Director	October 28, 2011
Robert F. Booth, Ph.D.

	*	Director	October 28, 2011
Gwen A. Fyfe, M.D.

	*	Director	October 28, 2011
Roy C. Hardiman

	*	Director	October 28, 2011
David D. Smith, Ph.D.

	*	Director	October 28, 2011
Minesh P. Mehta, M.D.

	*	Director	October 28, 2011
Richard van den Broek

*By:	/s/ Rainer (Ramses) Erdtmann
Rainer (Ramses) Erdtmann, Attorney-in-fact

EXHIBITS INDEX

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit of the same number to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
3.3	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Periodic Report on Form 8-K filed on August 9, 2006).
3.4	Amendment to the Amended and Restated Bylaws of the Company (filed with the initial filing of the Annual Report on Form 10-K for the year ended June 30, 2011).
4.1	Specimen Certificate of the Company's Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048).
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

23.1	Consent of Independent Registered Public Accounting Firm (filed with the initial filing of the Annual Report on Form 10-K for the year ended June 30, 2011).
24.1	Power of Attorney (filed with the initial filing of the Annual Report on Form 10-K for the year ended June 30, 2011).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

________________

*	Confidential treatment has been granted as to certain portions of this agreement.
+	Indicates a management contract or compensatory plan or arrangement.