Form 10-Q
period 2011-09-30
PHARMACYCLICS INC
filed 2011-11-08
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T( 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer” and “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No  ☑

As of November 2, 2011 there were 68,700,360  shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

PHARMACYCLICS, INC.
Form 10-Q

PART  I  -  FINANCIAL INFORMATION

Item 1.              Financial Statements

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$86,925	$87,757
Marketable securities	18,324	24,572
Accounts receivable	37	54
Prepaid expenses and other current assets	2,621	2,313
Total current assets	107,907	114,696
Property and equipment, net	1,788	1,312
Other assets	344	344
Total assets	$110,039	$116,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,165	$5,684
Accrued liabilities	1,344	1,584
Deferred revenue	7,000	7,000
Total current liabilities	15,509	14,268

Deferred rent	480	410
Total liabilities	15,989	14,678

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized at September 30 and June 30, 2011; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 authorized at September 30 and June 30, 2011; shares issued and outstanding – 68,538,744 and 67,915,865 at September 30 and June 30, 2011	7	7
Additional paid-in capital	521,722	514,813
Accumulated other comprehensive loss	(16)	(21)
Deficit accumulated during development stage	(427,663)	(413,125)
Total stockholders’ equity	94,050	101,674
Total liabilities and stockholders’ equity	$110,039	$116,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Period from Inception (April 19, 1991) Through September 30,
	2011	2010	2011
Revenues:
License and milestone revenues	$37	$1,964	$25,432
Contract and grant revenues	-	-	6,154
Total revenues	37	1,964	31,586
Operating expenses:
Research and development	11,248	7,702	388,964
General and administrative	3,350	1,834	104,651
Purchased in-process research and development	-	-	6,647
Total operating expenses	14,598	9,536	500,262
Loss from operations	(14,561)	(7,572)	(468,676)
Interest income	35	49	43,229
Interest expense and other income (expense), net	(12)	-	(2,216)
Net loss	$(14,538)	$(7,523)	$(427,663)

Basic and diluted net loss per share	$(0.21)	$(0.13)
Weighted average shares used to compute basic and diluted net loss per share	68,323	59,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended September 30,		Period From Inception (April 19, 1991) through September 30
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(14,538)	$(7,523)	$(427,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	65	15,909
Amortization of premium/discount on marketable securities, net	63	236	1,332
Amortization of debt discount	-	-	570
Gain on sale of marketable securities	-	-	43
Purchased in-process research and development	-	-	4,500
Share-based compensation expense	2,164	2,172	28,988
Common stock issued in exchange for services provided	-	-	15
Loss on property and equipment	12	-	387
Changes in assets and liabilities:
Accounts receivable	17	156	(37)
Prepaid expenses and other assets	(677)	26	(2,945)
Accounts payable	1,862	173	6,987
Accrued liabilities	(240)	(66)	1,344
Deferred revenue	-	(1,933)	7,000
Deferred rent	70	(7)	480
Net cash used in operating activities	(11,169)	(6,701)	(363,090)

Cash flows from investing activities:
Purchase of property and equipment	(384)	(110)	(14,124)
(Payments for) proceeds from disposal or sale of property and equipment	(12)	-	111
Purchase of marketable securities	-	(39,258)	(649,074)
Proceeds from sales of marketable securities	-	-	114,839
Proceeds from maturities of marketable securities	6,190	8,230	514,520
Net cash provided by (used in) investing activities	5,794	(31,138)	(33,728)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	(571)	3	435,621
Exercise of stock options and stock purchase rights	5,114	659	22,403
Proceeds from related party notes payable	-	-	6,400
Proceeds from note payable	-	-	3,000
Issuance of convertible preferred stock, net of issuance costs	-	-	20,514
Payments under capital lease obligations	-	-	(3,881)
Repayment of notes payable	-	-	(314)
Net cash provided by financing activities	4,543	662	483,743

(Decrease)/Increase in cash and cash equivalents	(832)	(37,177)	86,925
Cash and cash equivalents at beginning of period	87,757	51,199	-
Cash and cash equivalents at end of period	$86,925	$14,022	$86,925

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for property and equipment purchases	$190	$-	$190
Accrued stock issuance costs	-	-	559
Receivable for stock option exercises	-	-	389
Settlement of related party notes payable by issuance of common stock	-	-	6,086
Property and equipment acquired under capital lease obligations	-	-	3,881
Warrants issued	-	-	49
Conversion of notes payable and accrued interest into convertible preferred stock	-	-	3,051

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

Presently, we have three product candidates in clinical development and several molecules in preclinical lead optimization.  To date, nearly all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products.  We do not anticipate the generation of any product commercial revenues until we receive the necessary regulatory and marketing approvals to launch one of our products.

We have incurred significant operating losses since our inception in 1991, and as of September 30, 2011, had an accumulated deficit of $427,663,000. Based upon the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months.  However, the process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals.  These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  Our achieving profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and market our products.

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

The interim condensed consolidated financial statements have been prepared by us, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Note 2 - Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method). Options to purchase 6,833,037 and 8,009,130 shares of common stock were outstanding at September 30, 2011 and 2010, respectively, but have been excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

Note 3 - Share-Based Compensation and Stockholders’ Equity

We grant options to purchase our common stock pursuant to our 2004 Equity Incentive Award Plan.

The components of share-based compensation recognized in our statements of operations for the three months ended September 30, 2011 and 2010 and since inception are as follows (in thousands):

	Three Months Ended September 30,		Period From Inception (April 19, 1991) Through September 30,
	2011	2010	2011
Research and development	$1,538	$1,694	$15,557
General and administrative	626	478	13,431
Total share-based compensation	$2,164	$2,172	$28,988

The following table summarizes our stock option activity for the three months ended September 30, 2011 (in thousands):

	Number of Shares	Weighted Average Exercise Price
Balance of June 30, 2011	6,416	$4.78
Options granted	611	11.58
Options exercised	(623)	7.62
Options forfeited	(192)	11.49
Balance at September 30, 2011	6,212	4.96

The accounting grant date for employee stock options with performance obligations is the date on which the performance goals have been defined and a mutual understanding of the terms has been reached. Generally options with performance obligations vest over a four year period, with the goals set and agreed upon each year.  Therefore, the table above does not include 621,084 performance options granted in current and prior fiscal years for which the performance criteria had not been established as of September 30, 2011.

Employee Stock Purchase Plan. There were no sales under the Employee Stock Purchase Plan (“Purchase Plan”) in the three month periods ended September 30, 2011 and 2010.  Shares available for future purchase under the Purchase Plan were 136,530 at September 30, 2011.

Common Stock and Additional Paid-In Capital.  Additional paid-in capital increased by $6,909,000 during the three months ended September 30, 2011 as a result of the issuance of common stock upon exercise of stock options of $4,745,000 and share-based compensation expense of $2,164,000.

Note 4 - Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains (losses) on marketable securities that are excluded from the results of operations. Our comprehensive losses were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Net loss	$(14,538)	$(7,523)
Change in net unrealized gains(losses) on available-for-sale securities	5	7

Comprehensive loss	$(14,533)	$(7,516)

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

The following is a summary of our available-for-sale securities at September 30, 2011 and June 30, 2011 (in thousands):

As of September 30, 2011	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$33,226	$-	$-	$33,226
Government agency securities	10,251	4	-	10,255
US agency securities – FDIC insured	8,089	-	(20)	8,069
	51,566	4	(20)	51,550
Less cash equivalents	(33,226)	-	-	(33,226)
Total marketable securities	$18,340	$4	$(20)	$18,324

As of June 30, 2011	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$26,979	$-	$-	$26,979
Government agency securities	16,014	11	-	16,025
US agency securities – FDIC insured	8,579	-	(32)	8,547
	51,572	11	(32)	51,551
Less cash equivalents	(26,979)	-	-	(26,979)
Total marketable securities	$24,593	$11	$(32)	$24,572

At September 30, 2011, our marketable securities had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$18,340	$18,324

The following table sets forth the basis of fair value measurements for our available-for-sale securities as of September 30, 2011 and June 30, 2011 (in thousands):

	Estimated Fair Value as of	Basis of Fair Value Measurements
	September 30, 2011	Level 1	Level 2	Level 3
Money market funds	$33,226	$33,226	$-	$-
Government agency securities	10,255	-	10,255	-
US agency securities – FDIC Insured	8,069	-	8,069	-
Total cash equivalents and marketable securities	$51,550	$33,226	$18,324	$-

	Estimated Fair Value as of	Basis of Fair Value Measurements
	June 30, 2011	Level 1	Level 2	Level 3
Money market funds	$26,979	$26,979	$-	$-
Government agency securities	16,025	-	16,025	-
US agency securities – FDIC Insured	8,547	-	8,547	-
Total cash equivalents and marketable securities	$51,551	$26,979	$24,572	$-

Note 6 – Agreements

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

In May 2009, we received an upfront payment from Servier of $11,000,000 ($10,450,000 net of withholding taxes) and we received an additional $4,000,000 for research collaboration paid over a twenty-four month period through April 2011.  The revenue related to these payments was recognized over the two-year research period, which ended in April 2011.  Total revenue recognized in the three months ended September 30, 2010 was $1,964,000.

We also received a $7,000,000 advance development milestone payment in April 2011 and we could receive additional payments up to approximately $17,500,000 upon the achievement of certain future development and regulatory milestones, as well as royalty payments.  The $7,000,000 advance development milestone payment was recorded as deferred revenue at September 30, 2011.  In October 2011 the related milestone was reached and the Company expects to record the $7,000,000 as revenue in its quarter ending December 31, 2011.

Celera Corporation.  In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation (now Celera Corporation – a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as $97 million, although we currently cannot predict if or when any of the milestones will be achieved.  Approximately two-thirds of the milestone payments relate to our HDAC Inhibitor program and approximately one-third relates to our Factor VIIa program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries.    There are no milestone payments related to our Btk program.  In addition to the milestone payments, Celera will be entitled to royalty payments based on annual sales of drugs commercialized from our HDAC Inhibitor, Factor VIIa and certain Btk Inhibitor programs.

Note 7 – Income Taxes

We may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically.  In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense.  Currently, all tax years in major jurisdictions remain open due to the taxing authorities’ ability to adjust operating loss carry forwards.  Our ability to utilize these carry forwards may be limited under certain circumstances, such as a cumulative stock ownership change of greater than 50%, as defined, over a three year period.  We continuously evaluate our estimates of the amount of net operating loss and tax credit carry forwards that we expect to be able to utilize in the future.

Note 8 – Related Party Transaction

During the three months ended September 30, 2011 we paid Dr. Gwen Fyfe, a member of our Board of Directors, approximately $89,000 for consulting services under a Consulting Agreement entered into prior to Dr. Fyfe joining our Board in December 2010.  In November 2011, we entered into an amendment (the “Amendment”) to our Consulting Agreement with Dr. Fyfe.  The Amendment provides that Dr. Fyfe will receive a lump sum of $50,000 and that she will continue to provide limited consulting services to us for a period of two years.  In addition, the options to purchase 330,000 shares of our common stock previously granted to Dr. Fyfe in connection with her consulting services will continue to vest through November 30, 2011 and all such vested options shall remain exercisable for a period of two years following the date of the Amendment.  Options granted to Dr. Fyfe upon her initial election to the Board shall continue to vest up to our upcoming Annual Meeting of Stockholders and all such vested options and all additional options received by Dr. Fyfe in connection with her Board service shall be exercisable for a period of three years following our upcoming Annual Meeting of Stockholders.

Note 9 – Recent Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2011.

 The following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events, such as our future clinical and product development, financial performance and regulatory review of our product candidates. Our actual results could differ materially from any future performance suggested in this report as a result of various factors, including those discussed  elsewhere in this report, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and in our other Securities and Exchange Commission reports and filings. All forward-looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

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

Presently, we have three product candidates in clinical development and several molecules in preclinical lead optimization.  To date, nearly all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products.  We do not anticipate the generation of any product commercial revenues until we receive the necessary regulatory and marketing approvals to launch one of our products.

 We have incurred significant operating losses since our inception in 1991, and as of September 30, 2011, had an accumulated deficit of $427,663,000. The process of developing and commercializing our products requires significant research and development, preclinical testing, clinical trials and manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Achieving profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully commercialize our products.

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

As reported at the ASCO annual meeting in June 2011, in a Phase IB/II trial in patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL), single agent PCI-32765 has been well-tolerated and had considerable activity in patients with either relapsed/ refractory or treatment-naïve disease. Discontinuation of treatment for adverse events was uncommon;  diarrhea, nausea/ vomiting, and dyspepsia were the most frequently reported events and were typically of modest severity. As previously reported, a typical pattern of response occurred in the CLL patients, characterized by rapid reduction of lymph node size and a transient rise in circulating CLL cells (lymphocytosis), followed by resolution of lymphocytosis, a process that occurred more rapidly in treatment-naïve versus relapsed/ refractory patients. At a median follow-up of 6.3 months, 67% of patients with treatment-naïve disease had achieved an overall response by standard criteria, with an additional 19% of patients achieving a nodal response. At a median follow-up of 7.8 months in the cohort of relapsed/ refractory patients treated with 420mg qD, the rate of overall objective response was 48% with an additional 41% of patients having achieved a nodal response. The initial response assessment at 2 months in patients with relapsed/ refractory disease appeared similar between the 420mg qD and 840mg qD doses. Additionally, achieving response appeared to be independent of poor-risk features, such as del (17p), del (11q), and lack of mutation in the immunoglobulin heavy chain variable region gene. Through June 30, 2011, only three patients had experienced disease progression on study.

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

We have initiated a Phase II program that will enable potential registrational paths in CLL, MCL, and diffuse large B-cell lymphoma (DLBCL). We anticipate that this Phase II program should allow for Phase III enabling decisions in these indications based upon ongoing analysis of the data. The ongoing Phase II program currently includes the following studies:

•
PCYC-1104:  A multicenter, phase II study of PCI-32765 in relapsed or refractory mantle cell lymphoma, including cohorts of subjects either previously treated with bortezomib or naïve to bortezomib treatment. This trial is activated in several US and EU sites and is currently enrolling patients.

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

Results of Operations

Revenue

	Three Months Ended September 30, (in thousands)
	2011	2010

License and milestone revenue	$37	$1,964

In May 2009, we received an upfront payment of $11,000,000 ($10,450,000 net of withholding taxes) from Servier and we received an additional $4,000,000 for research collaboration paid over a twenty-four month period through April 2011.  The revenue related to these payments was recognized over the two-year research period, which ended in April 2011.  Total revenue related to the Servier agreement recognized in the three months ended September 30, 2010 was $1,964,000. We also received a $7,000,000 advance development milestone payment in April 2011 which was recorded as deferred revenue at September 30, 2011.  In October 2011 the related milestone was reached and the Company expects to record the $7,000,000 as revenue in its quarter ending December 31, 2011.

Research and Development

	Three Months Ended September 30, (in thousands)		Percent
	2011	2010	Change

Research and development	$11,248	$7,702	46.0%

The increase in research and development costs of $3,546,000 in the three months ended September 30, 2011 compared with the three months ended September 30, 2010 is primarily due to a $1,811,000 increase in third party clinical trial costs, a $734,000 increase in payroll and related expenses and a $581,000 increase in consulting and other outside services.  Average research and development headcount increased from 49 in the 2010 quarter to 73 in the 2011 quarter. We expect the growth in research and development spending to continue through the end of fiscal 2012.

Research and development costs are identified as either directly attributed to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist of personnel costs directly associated with a program, preclinical study costs, clinical trial costs, and related clinical drug and device development and manufacturing costs, drug formulation costs, contract services and other research expenditures. Indirect costs consist of personnel costs not directly associated with a program, overhead and facility costs and other support service expenses. The following table summarizes our principal product development initiatives, including the related stages of development for each product, the direct costs attributable to each product and total indirect costs for each respective period. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Direct costs by program and indirect costs are as follows (in thousands):

		Phase of	Related R&D Expenses Three Months Ended September 30,
Program	Description	Development	2011	2010

Btk Inhibitors	Cancer/autoimmune	Phase II	$7,212	$3,980

HDAC Inhibitors	Cancer/autoimmune	Phase I/II	305	661

Factor VIIa Inhibitor	Cancer	Phase II	611	740

MGd	Cancer	Phase II	8	9

Total direct costs			8,136	5,390
Indirect costs			3,112	2,312
Total research and development expenses			$11,248	$7,702

General and Administrative

	Three Months Ended September 30, (in thousands)		Percent
	2011	2010	Change
General and administrative expenses	$3,350	$1,834	82.7%

The increase in general and administrative costs of $1,516,000 in the three months ended September 30, 2011 compared with the three months ended September 30, 2010 is primarily due to a $714,000 increase in patent and legal costs, a $267,000 increase in payroll and related expenses, a $187,000 increase in consulting and other outside services, a $148,000 increase in share-based compensation and other increases associated with supporting the growth of our programs.  Average general and administrative headcount increased from 10 in the 2010 quarter to 13 in the 2011 quarter.

Interest Income and Other Expense

	Three Months Ended September 30, (in thousands)		Percent
	2011	2010	Change
Interest income	$35	$49
Other expense	(12)	-
Interest income and other expense, net	$23	$49	(53.1%)

The decrease in interest income and other expense, net in the three months ended September 30, 2011 compared with the three months ended September 30, 2010 is due to lower interest income on lower average invested balances and costs related to the disposal of equipment.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings as well as proceeds from collaborative research and development agreements and interest income.

As of September 30, 2011, we had $105,249,000 in cash, cash equivalents and marketable securities. Net cash used in operating activities was $11,169,000 during the three months ended September 30, 2011; an increase of $4,468,000 from the $6,701,000 used during the three months ended September 30, 2010.  The increase resulted primarily from a higher net loss which was partially offset by higher growth in accounts payable and a lack of change in deferred revenue in the 2011 period.

Net cash provided by investing activities of $5,794,000 and used in investing activities of $31,138,000 in the three months ended September 30, 2011 and 2010, respectively, consisted primarily of the net effect of purchases and maturities of marketable securities.

Net cash provided by financing activities of $4,543,000 and $662,000 for the three months ended September 30, 2011 and 2010, respectively resulted primarily from the exercise of stock options.  Additionally, the 2011 cash flows include the payment of $571,000 of offering costs incurred in connection with our sale of shares in a registered direct offering in June 2011.

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

Off-Balance Sheet Arrangements

None

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended September 30, 2011, compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no significant change in our exposure to market risk since June 30, 2011.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the first fiscal quarter of 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance and Administration. Based upon that evaluation, our Chief Executive Officer and our Vice President, Finance and Administration have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Vice President, Finance and Administration, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting: There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Not Applicable.

Item 1A.           Risk Factors

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.     Defaults Upon Senior Securities

Not Applicable.

Item 4.     (Removed and Reserved)

Item 5.     Other Information

On November 7, 2011, we entered into an amendment (the “Amendment”) to our Consulting Agreement with Dr. Gwen Fyfe, a member of our Board.  The Amendment provides that Dr. Fyfe will receive a lump sum of $50,000 and that she will continue to provide limited consulting services to us for a period of two years.  In addition, all options previously granted to Dr. Fyfe in connection with her consulting services will continue to vest through November 30, 2011 and all such vested options shall remain exercisable for a period of two years following the date of the Amendment.  In addition all options granted to Dr. Fyfe upon her initial election to the Board shall continue to vest up to our upcoming Annual Meeting of Stockholders and all such vested options and all additional options received by Dr. Fyfe in connection with her Board service shall be exercisable for a period of three years following our upcoming Annual Meeting of Stockholders.

The foregoing is only a brief description of the material terms of the Agreements, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the form of Amendment that is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.	Exhibits

	10.1	Consulting Services Agreement, by and between Gwendolyn Fyfe, M.D. and Pharmacyclics, Inc., effective May 10, 2010.

	10.2	Amendment to Consulting Services Agreement by and between Gwendolyn Fyfe, M.D. and Pharmacyclics, Inc., dated November 8, 2011.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of VP Finance & Administration.

	32.1	Section 1350 Certifications of CEO and VP Finance & Administration.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: November 8, 2011	By:	/s/ ROBERT W. DUGGAN
Robert W. Duggan
Chairman of the Board and Chief Executive Officer

Dated: November 8, 2011	By:	/s/ RAINER M. ERDTMANN
Rainer M. Erdtmann
Vice President, Finance & Administration and Secretary
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description

10.1	Consulting Services Agreement, by and between Gwendolyn Fyfe, M.D. and Pharmacyclics, Inc., effective May 10, 2010.

10.2	Amendment to Consulting Services Agreement by and between Gwendolyn Fyfe, M.D. and Pharmacyclics, Inc., dated November 8, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO.

32.1	Section 1350 Certifications of CEO and CFO.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase