Form 10-Q
period 2011-12-31
PHARMACYCLICS INC
filed 2012-02-09
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q
___________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of February 6, 2012, there were 68,808,352 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

PHARMACYCLICS, INC.
Form 10-Q

PART I.              FINANCIAL INFORMATION

Item 1.                Financial Statements

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$230,214	$87,757
Marketable securities	10,116	24,572
Accounts receivable	1,171	54
Prepaid expenses and other current assets	3,381	2,313
Total current assets	244,882	114,696
Property and equipment, net	2,528	1,312
Other assets	344	344
Total assets	$247,754	$116,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,527	$5,684
Accrued liabilities	1,226	1,584
Income tax payable	5,651	-
Deferred revenue – current portion	8,041	7,000
Total current liabilities	22,445	14,268

Deferred revenue – non-current portion	71,174	-
Deferred rent	547	410
Total liabilities	94,166	14,678

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized at December 31 and June 30, 2011; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 and 100,000,000 authorized at December 31 and June 30, 2011; shares issued and outstanding – 68,732,939 and 67,915,865 at December 31 and June 30, 2011	7	7
Additional paid-in capital	524,998	514,813
Accumulated other comprehensive loss	(7)	(21)
Accumulated deficit	(371,410)	(413,125)
Total stockholders’ equity	153,588	101,674
Total liabilities and stockholders’ equity	$247,754	$116,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues:
License and milestone revenues	$77,605	$1,386	$77,605	$2,773
Collaboration services revenues	298	1,438	335	2,015
Total revenues	77,903	2,824	77,940	4,788
Operating expenses:
Research and development	12,076	8,256	23,324	15,958
General and administrative	3,944	2,093	7,294	3,927
Total operating expenses	16,020	10,349	30,618	19,885
Income (loss) from operations	61,883	(7,525)	47,322	(15,097)
Interest income	33	26	68	75
Interest expense and other income (expense), net	(12)	-	(24)	-
Income (loss) before income taxes	61,904	(7,499)	47,366	(15,022)
Income tax provision	5,651	-	5,651	-
Net income (loss)	$56,253	$(7,499)	$41,715	$(15,022)

Net income (loss) per share:
Basic	$0.82	$(0.13)	$0.61	$(0.25)
Diluted	$0.78	$(0.13)	$0.58	$(0.25)
Weighted average shares used to compute
net income (loss) per share:
Basic	68,658	59,715	68,491	59,497
Diluted	71,725	59,715	71,312	59,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$41,715	$(15,022)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	213	128
Amortization of premium/discount on marketable securities, net	85	561
Share-based compensation expense	4,540	4,110
Loss on property and equipment	24	-
Changes in assets and liabilities:
Accounts receivable	(1,117)	149
Prepaid expenses and other assets	(964)	(3)
Accounts payable	1,763	837
Accrued liabilities	(358)	(264)
Income taxes payable	5,651	-
Deferred revenue	72,215	(3,731)
Deferred rent	137	(14)
Net cash provided by (used in) operating activities	123,904	(13,249)

Cash flows from investing activities:
Purchase of property and equipment	(1,310)	(205)
(Payments for) proceeds from disposal or sale of property and equipment	(12)	-
Purchase of marketable securities	-	(42,613)
Proceeds from maturities of marketable securities	14,385	21,234
Net cash provided by (used in) investing activities	13,063	(21,584)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	288	274
Exercise of stock options and stock purchase rights	5,202	1,199
Net cash provided by financing activities	5,490	1,473

(Decrease)/Increase in cash and cash equivalents	142,457	(33,360)
Cash and cash equivalents at beginning of period	87,757	51,199
Cash and cash equivalents at end of period	$230,214	$17,839

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for property and equipment purchases	$131	$-
Receivable for stock option exercises	20	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Significant Accounting Policies

Description of the Company

We are a clinical-stage biopharmaceutical company which is focused on discovering and developing innovative small-molecule drugs for the treatment of cancer and immune-mediated diseases.  Our mission and goal is to build a viable biopharmaceutical company that commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs.  We identify promising product candidates using our scientific development expertise, develop our products in a rapid, cost-efficient manner and pursue commercialization and/or development partners when and where appropriate.

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

We have had limited operations to date and our activities have consisted primarily of raising capital, conducting research and development and recruiting personnel. As a result of the collaboration with Janssen Biotech, Inc. in the current quarter and recognition of significant revenue, we have exited the development stage. Our fiscal year ends on June 30. We operate as one reportable segment.

Based upon the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months.  However, the process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals.  These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  Our sustaining profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and market our products.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Pharmacyclics, Inc. and our wholly-owned subsidiaries, Pharmacyclics (Europe) Limited, and Pharmacyclics Switzerland GmbH. There has been no significant financial activity to date related to the subsidiaries. All intercompany accounts and transactions have been eliminated. The U.S. dollar is our functional currency for all of our consolidated operations.

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

Reclassifications

Certain amounts have been reclassified in the accompanying financial statements to conform to the fiscal 2012 presentation.

Revenue Recognition

We recognize revenue when all four criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Determinations of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fees charged for deliverables and the collectability of those fees. Should changes in conditions cause management to determine that these criteria are not met for any new or modified transactions, revenue recognized could be adversely affected.

Our collaborations prior to July 1, 2010 with multiple elements were evaluated and divided into separate units of accounting if certain criteria were met, including whether the delivered element had stand-alone value and whether there was verifiable objective and reliable evidence (VSOE) of the fair value of the undelivered items. The consideration we received was combined and recognized as a single unit of accounting when criteria for separation were not met.  Amounts received under such arrangements consisted of up-front collaboration payments, periodic milestone payments and payments for research activities.  Up-front payments under agreements that included future performance requirements were recorded as deferred revenue and were recognized over the performance period. The performance period was estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. Revenues related to substantive, at-risk collaboration milestones are recognized upon achievement of the event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.

We recognize revenue related to collaboration and license arrangements in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605-25, “Revenue Recognition – Multiple-Element Arrangements,” or ASC Topic 605-25. Additionally, we adopted, effective July 1, 2010, Accounting Standards Update, or ASU, No. 2009-13, “Multiple Deliverable Revenue Arrangements,” or ASU 2009-13, which amended ASC Topic 605-25 and:

•	provided guidance on how deliverables in an arrangement should be separated and how the arrangement consideration should be allocated to the separate units of accounting;
•
required an entity to determine the selling price of a separate deliverable using a hierarchy of (i) vendor-specific objective evidence, or VSOE, (ii) third-party evidence, or TPE, or (iii) best estimate of selling price, or BESP;

•	and required the allocation of the arrangement consideration, at the inception of the arrangement, to the separate units of accounting based on relative fair value.

We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. We may exercise significant judgment in determining whether a deliverable is a separate unit of accounting, as well as in estimating the selling prices of such unit of accounting.

To determine the selling price of a separate deliverable, we use the hierarchy as prescribed in ASC Topic 605-25 based on VSOE, TPE or BESP. VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. TPE is determined based on third party evidence for a similar deliverable when sold separately and BESP is the price at which we would transact a sale if the elements of collaboration and license arrangements were sold on a stand-alone basis. We may not be able to establish VSOE or TPE for the deliverables within collaboration and license arrangements, as we do not have a history of entering into such arrangements or selling the individual deliverables within such arrangements separately. In addition, there may be significant differentiation in these arrangements, which indicates that comparable third party pricing may not be available. We may determine that the selling price for the deliverables within collaboration and license arrangements should be determined using BESP. The process for determining BESP involves significant judgment on our part and includes consideration of multiple factors such as estimated direct expenses and other costs, and available data.

For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using either a proportional performance or straight-line method. We recognize revenue using the proportional performance method when the level of effort to complete our performance obligations under an arrangement can be reasonably estimated. Direct labor hours or full time equivalents are typically used as the measurement of performance.

Effective July 1, 2010, we adopted ASU No. 2010-17, “Milestone Method of Revenue Recognition,” or ASU 2010-17, which provides guidance on revenue recognition using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in the period in which the milestone is achieved. The determination that a milestone is substantive is subject to considerable judgment.

Note 2 - Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and shares to be purchased under the employee stock purchase plan. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$56,253	$(7,499)	$41,715	$(15,022)

Denominator:
Weighted average common shares-basic	68,658	59,715	68,491	59,497
Effect of dilutive securities:
Employee stock options	3,030	-	2,754	-
Employee stock purchase plan	37	-	67	-
Weighted average common shares - diluted	71,725	59,715	71,312	59,497

Net income (loss) per share:
Basic	$0.82	$(0.13)	$0.61	$(0.25)
Diluted	$0.78	$(0.13)	$0.58	$(0.25)
Potentially dilutive securities excluded from earnings per common share-diluted because their effect is anti-dilutive	1,024	8,464	765	8,321

Note 3 - Share-Based Compensation and Stockholders’ Equity

We grant options to purchase our common stock pursuant to our 2004 Equity Incentive Award Plan.

The components of share-based compensation recognized in our statements of operations for the three months ended December 31, 2011 and 2010 and since inception are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Research and development	$1,701	$1,267	$3,239	$2,961
General and administrative	675	671	1,301	1,149
Total share-based compensation	$2,376	$1,938	$4,540	$4,110

The following table summarizes our stock option activity for the six months ended December 31, 2011 (in thousands):

	Number of Shares	Weighted Average Exercise Price
Balance of June 30, 2011	6,416	$4.78
Options granted	1,407	13.05
Options exercised	(691)	7.68
Options forfeited	(497)	8.68
Balance at December 31, 2011	6,635	$5.94

The accounting grant date for employee stock options with performance obligations is the date on which the performance goals have been defined and a mutual understanding of the terms has been reached. Generally options with performance obligations vest over a four year period, with the goals set and agreed upon each year.  Therefore, the table above does not include 1,369,584 performance options granted in current and prior fiscal years for which the performance criteria had not been established as of December 31, 2011.

At December 31, 2011, 3,871,270 shares were available for grant under the company's 2004 Equity Incentive Award Plan.

Employee Stock Purchase Plan. Sales under the Employee Stock Purchase Plan (“Purchase Plan”) in the six month periods ended December 31, 2011 and 2010 were 125,945 and 137,492 shares of common stock at an average price of $2.68 and $1.97, respectively.  Shares available for future purchase under the Purchase Plan were 510,585 at December 31, 2011.

Common Stock and Additional Paid-In Capital.  Additional paid-in capital increased by $10,185,000 during the six months ended December 31, 2011 as a result of the issuance of common stock upon exercise of stock options of $5,306,000, the issuance of common stock under the Employee Stock Purchase Plan of $338,000 and share-based compensation expense of $4,540,000.

Note 4 - Comprehensive Income (loss)

Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on marketable securities that are excluded from the results of operations. Our comprehensive incomes (losses) were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income (loss)	$56,253	$(7,499)	$41,715	$(15,022)
Change in net unrealized gains(losses)
on available-for-sale securities	9	(4)	14	3

Comprehensive income (loss)	$56,262	$(7,503)	$41,729	$(15,019)

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

The following is a summary of our available-for-sale securities at December 31, 2011 and June 30, 2011, respectively (in thousands):

As of December 31, 2011	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$41,510	$-	$-	$41,510
Government agency securities	2,524	1	-	2,525
US agency securities – FDIC insured	7,599	-	(8)	7,591
	51,633	1	(8)	51,626
Less cash equivalents	(41,510)	-	-	(41,510)
Total marketable securities	$10,123	$1	$(8)	$10,116

As of June 30, 2011	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$26,979	$-	$-	$26,979
Government agency securities	16,014	11	-	16,025
US agency securities – FDIC insured	8,579	-	(32)	8,547
	51,572	11	(32)	51,551
Less cash equivalents	(26,979)	-	-	(26,979)
Total marketable securities	$24,593	$11	$(32)	$24,572

At December 31, 2011, our marketable securities had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$10,123	$10,116

The following table sets forth the basis of fair value measurements for our available-for-sale securities as of December 31, 2011 and June 30, 2011 (in thousands):

	Estimated Fair Value as of	Basis of Fair Value Measurements
	December 31, 2011	Level 1	Level 2	Level 3
Money market funds	$41,510	$41,510	$-	$-
Government agency securities	2,525	-	2,525	-
US agency securities – FDIC Insured	7,591	-	7,591	-
Total cash equivalents and marketable securities	$51,626	$41,510	$10,116	$-

	Estimated Fair Value as of	Basis of Fair Value Measurements
	June 30, 2011	Level 1	Level 2	Level 3
Money market funds	$26,979	$26,979	$-	$-
Government agency securities	16,025	-	16,025	-
US agency securities – FDIC Insured	8,547	-	8,547	-
Total cash equivalents and marketable securities	$51,551	$26,979	$24,572	$-

Note 6 – Agreements

Collaboration and License Agreement with Janssen Biotech, Inc (Janssen). In December 2011, we entered into a worldwide collaboration with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson to develop and commercialize PCI-32765, a novel, oral, Bruton’s Tyrosine Kinase (BTK) inhibitor for oncology and other indications, excluding inflammation and immune mediated conditions, in the US and outside the US (the License Territory).  The collaboration provides Janssen with a co-exclusive license of the underlying technology, which has no fixed expiration, a $150,000,000 non-refundable upfront payment upon execution as well as milestone payments of up to $825,000,000 based upon continued development progress ($250,000,000), regulatory progress ($225,000,000) and approval of the product in both the US and the License Territory ($350,000,000). The agreement also includes a cost sharing arrangement for associated development activities, whereby Janssen is responsible for approximately 60% of development costs and we are responsible for the remaining 40% of associated costs. The agreement also includes a 50/50 net profit sharing arrangement for the commercialization of any resulting products from the collaboration. Both parties are responsible for the development, manufacturing and marketing of any products resulting from this agreement, with Janssen being the responsible party for commercialization in the License Territory and the parties co-commercializing with us leading the efforts in the US.

In accordance with ASU No. 2009-13 (and as incorporated into ASC Topic 605-25), we identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the license, committee services, development services and commercialization services. The commercialization services represent a contingent deliverable for which there is not a significant incremental discount.

We have determined that the license represents one unit of accounting as the license has standalone value separate from the committee and development services based on the terms and rights of the license as indicated in the agreement, which include rights to the underlying technologies for PCI-32765 and the right to sublicense.  We have also determined that the committee and development services each represent individual units of accounting as they have standalone value from each other.  We determined our best estimate of selling prices for the license unit of accounting, which was based on market conditions, similar arrangements entered into by third parties and entity-specific factors such as the terms of our previous collaborative agreement, our pricing practices and pricing objectives, the likelihood that clinical trials will be successful, the likelihood that regulatory approval will be received and that the products will become commercialized. We also determined our best estimate of selling prices for the committee and development services, based on the nature of the services to be performed and estimates of the associated effort as well as estimated market rates for similar services. The arrangement consideration of $150,000,000 was allocated to the units of accounting based on the relative selling price method, under which discounts offered under the arrangement have been allocated evenly amongst each unit of accounting on a relative basis.

The clinical, regulatory and approval milestones represent non-refundable amounts that would be paid by Janssen to us if certain milestones are achieved in the future. We have elected to apply the guidance in ASC 605-28 to the milestones. These milestones, if achieved, are substantive as they relate solely to past performance, are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance, which are reasonable relative to the other deliverables and terms of the arrangement, and are unrelated to the delivery of any further elements under the arrangement.

Of the $150,000,000 upfront payment received, $70,605,000 has been allocated to the licenses, $14,982,000 to the committee services and $64,413,000 to the development services. We have recognized license revenue upon execution of the arrangement as the associated unit of accounting had been delivered pursuant to the terms of the agreement. At inception, the $14,982,000 and $64,413,000 allocated to committee and development services, respectively, will be recognized as revenue as the related services are provided over the estimated service periods of 17 year and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively. We have recognized development costs as a component of research and development expense and reimbursements for development services under the cost-sharing arrangement as an offset to research and development expense.

As of December 31, 2011, approximately $79,215,000 is included in deferred revenue related to the committee and development services, of which $71,174,000 is included in deferred revenue-non-current.

Collaboration and License Agreement with Les Laboratoires Servier.   In April 2009, we entered into a collaboration and license agreement with Les Laboratoires Servier ("Servier") to research, develop and commercialize abexinostat (PCI-24781), an orally active, novel, small molecule inhibitor of pan-HDAC enzymes.  Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the pan-HDAC inhibitor product worldwide except for the United States and will pay development and regulatory milestones and a royalty to us on sales outside of the United States. Servier is solely responsible for conducting and paying for all development activities outside the United States.  We will continue to own all rights within the United States.

In May 2009, we received an upfront payment from Servier of $11,000,000 ($10,450,000 net of withholding taxes) and we received an additional $4,000,000 for research collaboration paid over a twenty-four month period through April 2011.  The revenue related to these payments was recognized over the two-year research period, which ended in April 2011.  Total revenue recognized in the three months ended December 31, 2010 was $2,824,000.

We also received a $7,000,000 advance development milestone payment in April 2011 and we could receive additional payments up to approximately $17,500,000 upon the achievement of certain future development and regulatory milestones, as well as royalty payments.  The $7,000,000 advance development milestone payment was recorded as deferred revenue at June 30, 2011.  In October 2011, the related milestone was reached and we recognized the $7,000,000 as revenue in the three months ended December 31, 2011.

Celera Corporation.  In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation (now Celera Corporation – a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as $97,000,000, although we currently cannot predict if or when any of the milestones will be achieved.  Approximately two-thirds of the milestone payments relate to our HDAC Inhibitor program and approximately one-third relates to our Factor VIIa program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approvals in various countries.  There are no milestone payments related to our BTK program.  In addition to the milestone payments, Celera will be entitled to royalty payments based on annual sales of drugs commercialized from our HDAC Inhibitor, Factor VIIa and certain BTK Inhibitor programs.

Note 7 – Income Taxes

The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the year-to-date pre-tax income (loss). In determining the estimated annual effective income tax rate we analyze various factors including projections of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards and available tax planning alternatives. Discrete items including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur.

During the period, we completed our analysis of the net operating loss limitation provisions of the IRC Section 382 analysis. We determined that our net operating loss and tax credit carry forwards as of June 30, 2011 are $150,185,000 and $69,769,000, respectively, which were previously presented in our Fiscal Year 2011 10-K as $180,393,000 and $121,440,000.  As we maintained a full valuation allowance against the deferred tax assets, the update did not affect the Condensed Consolidated Balance Sheet, the Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows.

For the six months ended December 31, 2011, we recorded income tax expense of $5,651,000 that represents an estimated annual effective tax rate of approximately 12%. The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to the reversal of valuation allowance through the use of federal net operating loss carryovers and research credits that are not subject to any use limitations.

For the six months ended December 31, 2010, we did not record an income tax expense due to our history of operating losses.

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, we determined that, based on all available evidence, there was substantial uncertainty as to whether we will recover recorded net deferred taxes in future periods. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both June 30, 2011 and December 31, 2011. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Should the actual timing differences differ from our estimates, the amount of our valuation allowance could be materially impacted.

As of June 30, 2011 and December 31, 2011, we had unrecognized tax positions that would impact our effective tax rate of approximately $1,726,000.  We do not expect any material change to the unrecognized tax benefits during the next twelve months.

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

Note 8 – Related Party Transaction

During the six months ended December 31, 2011, we paid Dr. Gwen Fyfe, a former member of our Board of Directors, approximately $89,000 for consulting services under a Consulting Agreement entered into prior to Dr. Fyfe joining our Board in December 2010.  In November 2011, we entered into an amendment (the “Amendment”) to our Consulting Agreement with Dr. Fyfe.  The Amendment provided that Dr. Fyfe would receive a lump sum of $50,000 and that she will continue to provide limited consulting services to us for a period of two years. In addition, the options to purchase 330,000 shares of our common stock previously granted to Dr. Fyfe in connection with her consulting services continued to vest through November 30, 2011 and shall remain exercisable for a period of two years following the date of the Amendment. Dr. Fyfe did not stand for reelection at our December 15, 2011 Annual Meeting of Stockholders.  Options granted to Dr. Fyfe upon her initial election to the Board continued to vest through December 15, 2011; all such vested options and all additional options received by Dr. Fyfe in connection with her Board service shall remain exercisable for a period of three years from this date.  Payment of the $50,000 lump sum occurred in November 2011.

Note 9 – Therapeutic Discovery Project Tax Credit

During the quarter ended December 31, 2010 we were awarded a Therapeutic Discovery Project Tax Credit (“TDP”) under Section 48D of the Internal Revenue Code for each of the our submitted programs (PCI-32765 BTK Inhibitor, abexinostat HDAC Inhibitor and PCI-27483 Factor VIIa Inhibitor). We received the maximum available pro rata government allocation under TDP, which totaled to $586,000 net of related expenses. This amount was credited in full against research and development expenses during the quarter ended December 31, 2010.

Note 10 – Recent Accounting Pronouncements

 In June 2011 and December 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, as amended by ASU No. 2011-12, which eliminates the presentation options currently in Accounting Standards Codification (“ASC”) Topic 220 and requires the presentation of other comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-05 and ASU no. 2011-12 are effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011 and requires retrospective application.  As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

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

As a result of the collaboration with Janssen Biotech, Inc. in the current quarter and recognition of significant revenue, we have exited the development stage.

The process of developing and commercializing our products requires significant research and development, preclinical testing, clinical trials and manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenues to cover our expenses.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Sustaining profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully commercialize our products.

Bruton’s Tyrosine Kinase (BTK) Inhibitor for Oncology

PCI-32765 is an orally active selective irreversible inhibitor of Bruton’s Tyrosine Kinase (BTK) that we are developing for the treatment of patients with B-cell malignancies (lymphoma or leukemias).  B-cell maturation is mediated by B-cell receptor (BCR) signal transduction and BTK is an essential part of the BCR signaling pathway. Recently, BTK has been demonstrated to affect a number of vital growth and survival processes in cancerous B-cells.

A Phase Ib/II multicenter clinical trial (PCYC-1102-CA) of single agent PCI-32765 (PCYC-1102) was initiated in May of 2010  in symptomatic chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL) patients with either relapsed/ refractory or treatment-naïve disease. Patient enrollment has been completed with 117 patients and follow-up is continuing. The longer-term follow-up results of 61 patients with relapsed/refractory disease treated with PCI-32765 until disease progression, 420mg/day (27 patients) or 840mg/day (34 patients), were presented at the 2011 American Society of Hematology (ASH) Annual Meeting in December 2011. With a median follow-up of 12.6 months in the 420mg/day cohort and 9.3 months in the 840mg/day cohort, the overall response rate (ORR), including partial response and complete response, for the 420mg dose level was 67% and for the 840mg dose 68%, as measured by the 2008 International Workshop on Chronic Lymphocytic Leukemia criteria. The responses have been independent of high-risk clinical or genetic features. The estimated 12 month progression free survival for the pooled cohorts was 86%.  The safety profile of PCI-32765 was consistent with previous reports of this study, with the most common treatment related adverse events Grade 1 (mild) or 2 (moderate) diarrhea, cough, fatigue, and upper respiratory infections. As of the time of this presentation, only 2 of 61 patients had discontinued study treatment due to adverse events. Overall, these data support Phase III evaluation of PCI-32765 in relapsed or refractory CLL/SLL.

Preliminary results from another ongoing Phase II clinical trial of PCI-32765 in patients with relapsed or refractory mantle cell lymphoma (MCL), (PCYC-1104-CA), were also presented at the 2011 ASH meeting. This trial is active in several US and EU sites and is continuing enrollment; the preliminary analysis included 68 patients accrued to this trial as of October 25, 2011. PCI-32765 was administered orally at 560mg daily until disease progression.  Fifty one patients (31 patients had bortezomib-naive disease, 20 patients had previously received bortezomib) had post-baseline tumor assessments and were thus evaluable for response. The ORR, according to the 2007 Non-Hodgkin's Lymphoma International Working Group criteria, was 69% (35/51 patients). The ORR was similar in bortezomib-naive and bortezomib-exposed patients (71% and 65%, respectively). At the time of this analysis, 31 of 35 (89%) responding patients have ongoing responses with the median follow-up of 3.7 months. Consistent with previous trials of PCI-32765, the most common adverse events reported in this trial were Grade 1 (mild) or 2 (moderate) fatigue, diarrhea and nausea. Only 3 of 68 patients discontinued the study due to adverse events regardless of causality. Overall, these data support Phase III evaluation of PCI-32765 as a single agent in previously treated mantle cell patients.

The ongoing Phase Ib/II program for PCI-32765 in B-cell malignancies also includes the following clinical studies:

•
PCYC-1106-CA: A multicenter, open-label, Phase II study of PCI-32765 in subjects with relapsed or refractory diffuse large B-cell lymphoma (DLBCL). This study is designed to assess the activity of PCI-32765 in two genetically distinct subtypes of DLBCL, the activated B-cell (ABC) subtype and the germinal center (GC) subtype. The PCYC-1106 trial is activated in several US sites and as of December 31, 2011 had 30 patients enrolled.

•
PCYC-1108-CA: A Phase Ib, multicenter, open-label, study of PCI-32765, in combination with intensive immune chemotherapy (FCR or BR)* in subjects with CLL or SLL lymphoma. This trial has completed enrollment in the BR arm (n=30); the FCR arm was terminated early due to change in development priorities.  *(FCR = fludarabine, cyclophosphamide and rituximab; BR = bendamustine and rituximab)

•
PCYC-1109-CA:  A Phase Ib/II study of PCI-32765 and ofatumumab in subjects with relapsed or refractory CLL or SLL. As of December 31, 2011, 47 patients have been enrolled in this ongoing single-site trial.

•
PCYC-1111-CA: A Phase II study of PCI-32765 in subjects with relapsed/refractory myeloma (MM). Pre-clinical studies, both internally as well as through external collaborations, have suggested a potentially vital role of BTK in both malignant plasma cells and osteoclasts, which are involved in bone complications of this disease. This Phase II trial of PCI-32765 in on track to start in Q1 of calendar 2012.

The PCI-32765 clinical trials program is anticipated to expand with initiation of Phase lb/II single-agent studies in follicular lymphoma, as well as combination treatment studies in DLBCL. We also anticipate completing discussions with regulatory agencies and plan to initiate a pivotal Phase III program by mid-year 2012.

In August 2011, we entered into a five-year Cooperative Research and Development Agreement with the National Cancer Institute (NCI) to collaborate on the development of PCI-32765.  Under the Agreement, the NCI's Division of Cancer Treatment and Diagnosis plans to sponsor Phase I through Phase III trials of PCI-32765 in various hematologic malignancies.

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

We have completed Phase I testing of Factor VIIa Inhibitor PCI-27483 in healthy volunteers. In this study, PCI-27483 caused no adverse events, and we were able to establish the International Normalized Ratio (INR) as a pharmacodynamic marker.

A multicenter Phase I/II of PCI-27483 in patients with locally advanced or metastatic pancreatic cancer that are receiving gemcitabine therapy is currently ongoing.  The Phase I portion of the study, which evaluated safety and established the Phase II dose of PCI-27483, has completed enrollment and interim results were reported at the 2011 GI Cancers Symposium on January 21, 2011. The Phase II portion of the study is enrolling and patients are being randomized to receive either gemcitabine alone or gemcitabine plus PCI-27483 (1.2 mg/kg twice daily). The objectives of this phase of the study are to: a) assess the safety of Pharmacyclics  FVIIa Inhibitor PCI-27483 at pharmacologically active dose levels; b) to assess potential inhibition of tumor progression; and c) obtain initial information of the effects on the incidence of thromboembolic events.

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

We are currently conducting a Phase I trial in patients with advanced solid tumors, a Phase I/II trial in sarcoma patients (in combination with doxorubicin, an anti tumor agent) and a Phase I/II trial testing PCI-24781 in patients with relapsed or refractory Non-Hodgkin's lymphoma. The Phase I portion of the sarcoma study, which evaluated safety of the combination, has completed enrollment and the recommended Phase II dose has been established.  The Phase II portion will evaluate the efficacy of the combination in patients who have previously progressed on doxorubicin alone. In the Non-Hodgkin’s lymphoma trial, we are currently enrolling patients with follicular lymphoma in the Phase II portion.

The HDAC Inhibitor PCI-24781 has been studied in over 250 patients treated in clinical trials in the US and EU thus far. The main dose-limiting toxicity observed has been a rapidly reversible thrombocytopenia (a decrease in platelets, which are blood cells necessary for clotting). This effect is common among HDAC inhibitors and is considered a class effect (i.e. related to the pharmacologic mechanism of action).  The duration and severity of the thrombocytopenia has been managed using novel dose scheduling strategies that we have developed and tested in the clinic.

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

Results of Operations

Revenue

	Three Months Ended December 31, (in thousands)		Percent Change	Six Months Ended December 31, (in thousands)		Percent Change
	2011	2010		2011	2010

License and milestone revenue	$77,605	$1,386	5499%	$77,605	$2,773	2699%
Collaboration services revenue	298	1,438	(79)%	335	2,015	(83)%
Total revenue	$77,903	$2,824	2659%	$77,940	$4,788	1528%

In December 2011, we received an upfront payment of $150,000,000 from Janssen under the Collaboration and License agreement. The revenue related to the payment was allocated $70,605,000 to the licenses, $14,982,000 to the committee services and $64,413,000 to the development services. Total revenue related to the Janssen agreement recognized in the three and six months ended December 31, 2011 was $70,785,000, of which $70,605,000 represents the revenue associated with the licenses, $58,000 represents the amortization of the committee services and $122,000 represents the amortization of the development services. As of December 31, 2011, approximately $79,215,000 is included in deferred revenue related to the committee and development services, of which $71,174,000 is included in deferred revenue-non-current. The $14,982,000 and $64,413,000 allocated to committee and development services, respectively, will be recognized as revenue as the related services are provided over the estimated service periods of 17 year and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively. We have recognized development costs as a component of research and development expense and reimbursements for development services under the cost-sharing arrangement as an offset to research and development expense, upon delivery of the related services when expenses have been incurred and reimbursements have been earned.

In May 2009, we received an upfront payment of $11,000,000 ($10,450,000 net of withholding taxes) from Servier and we received an additional $4,000,000 for research collaboration paid over a twenty-four month period through April 2011.  The revenue related to these payments was recognized over the two-year research period, which ended in April 2011.  Total revenue related to the Servier agreement recognized in the three and six months ended December 31, 2010 was $2,824,000 and 4,788,000, respectively, of which $1,386,000 and $2,773,000 respectively, represent the amortization of the $11,000,000 upfront payment. We also received a $7,000,000 advance development milestone payment in April 2011.  In October 2011, the related milestone was reached and we recognized the $7,000,000 as revenue in the three months ended December 31, 2011.

Research and Development

	Three Months Ended December 31, (in thousands)		Percent Change	Six Months Ended December 31, (in thousands)		Percent Change
	2011	2010		2011	2010

Research and development expenses	$12,076	$8,256	46%	$23,324	$15,958	46%

The increase of 46% or $3,820,000 in research and development costs for the three months ended December 31, 2011, as compared with the three months ended December 31, 2010, is primarily due to a, $1,423,000 increase in payroll and related expenses due to increased personnel, a $1,083,000 increase in third party clinical trial costs, a $820,000 increase in consulting and other outside services, a $586,000 net increase due to the reduction in the TDP (see Note 9), a $479,000 increase in drug manufacturing charges related to our BTK and Factor VIIa programs, a $435,000 increase in stock compensation expense and a $121,000 increase in travel related expenses, partially offset by a $187,000 decrease in toxicology and pharmacology charges and a $1,053,000 decrease attributable to the Janssen development cost share for December 2011.

The increase of 46% or $7,366,000 in research and development costs for the six months ended December 31, 2011, as compared with the six months ended December 31, 2010, is primarily due to a $2,894,000 increase in third party clinical trial costs, a $2,158,000 increase in payroll and related expenses due to increased personnel, a $1,402,000 increase in consulting and other outside services, the net $586,000 increase due to the reduction in the TDP (see Note 9), a $524,000 increase in drug manufacturing charges related to our BTK and Factor VIIa programs, a $279,000 increase in stock compensation expense, a $165,000 increase in travel related expenses, and a $124,000 increase in rent expense attributable to a lease amendment and space expansion, partially offset by a $1,053,000 decrease attributable to the Janssen development cost share for December 2011.  Average research and development headcount increased from 51 to 81 in the six months ended December 2010 and 2011, respectively. We expect the growth in research and development spending to continue through the end of fiscal 2012.

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

Direct costs by program and indirect costs are as follows (in thousands):

		Phase of	Related R&D Expenses Three Months Ended December 31,		Related R&D Expenses Six Months Ended December 31,
Program	Description	Development	2011	2010	2011	2010
BTK Inhibitors	Cancer/autoimmune	Phase II	$7,913	$5,359	$15,125	$9,339

HDAC Inhibitors	Cancer/autoimmune	Phase I/II	249	586	553	1,246

Factor VIIa Inhibitor	Cancer	Phase II	586	93	1,197	833

MGd	Cancer	Phase II	(4)	27	4	36

Total direct costs			8,744	6,065	16,879	11,454
Indirect costs			3,332	2,191	6,445	4,504
Total research and development expenses			$12,076	$8,256	$23,324	$15,958

General and Administrative

	Three Months Ended December 31, (in thousands)		Percent Change	Six Months Ended December 31, (in thousands)		Percent Change
	2011	2010		2011	2010

General and administrative expenses	$3,944	$2,093	88%	$7,294	$3,927	86%

General and administrative costs increased by 88% or $1,851,000 in the three months ended December 31, 2011 compared with the three months ended December 31, 2010 primarily due to a $846,000 increase in patent and legal costs in part due to work attributable to the Janssen collaboration, a $377,000 increase in accounting costs, a $343,000 increase in payroll and related expenses, a $175,000 increase in consulting and other outside services, and other increases associated with supporting the growth of our programs.

The increase of 86% or $3,367,000 in general and administrative costs for the six months ended December 31, 2011 compared with the six months ended December 31, 2010 is primarily due to a $1,560,000 increase in patent and legal costs in part due to work attributable to the Janssen collaboration, a $609,000 increase in payroll and related expenses due to increased personnel, a $430,000 increase in accounting and reporting costs, a $362,000 increase in consulting and other outside services, and a $152,000 increase in stock compensation expense. Average general and administrative headcount increased from 11 to 16 in the six months ended December 2010 and 2011, respectively.

Interest Income and Other Expense

	Three Months Ended December 31, (in thousands)		Percent Change	Six Months Ended December 31, (in thousands)		Percent Change
	2011	2010		2011	2010

Interest income	$33	$26		$68	$75
Other expense	(12)	-		(24)	-
Interest income and other expense, net	$21	$26	(19)%	$44	$75	(41)%

The decrease in interest income and other expense, net in the three months ended December 31, 2011 compared with the three months ended December 31, 2010 is due to higher interest income on investments, offset by costs related to the disposal of equipment. The decrease in interest income and other expense, net in the six months ended December 31, 2011 compared with the six months ended December 31, 2010 is due to the mix of investments held and the loss on disposal of equipment and leasehold improvements.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings as well as proceeds from collaborative research and development agreements and interest income.

As of December 31, 2011, we had $240,330,000 in cash, cash equivalents and marketable securities. Net cash provided by operating activities was $123,904,000 during the six months ended December 31, 2011; an increase of $137,153,000 from the $13,249,000 used during the six months ended December 31, 2010.  The increase resulted primarily from net income of $41,715,000 as compared to the net loss of $15,022,000 from the six months ended December 31, 2010, after adjusting for an increase of $430,000 in stock compensation expense, and the increases in accounts receivables of $1,266,000, $5,651,000 in income taxes payable and $75,946,000 in deferred revenue in the 2011 period, primarily related to the Janssen agreement. See Note 6 – Agreements.

Net cash provided by investing activities of $13,063,000 and used in investing activities of $21,584,000 in the six months ended December 31, 2011 and 2010, respectively, consisted primarily of the net effect of purchases and maturities of marketable securities.

Net cash provided by financing activities of $5,490,000 and $1,473,000 for the six months ended December 31, 2011 and 2010, respectively resulted primarily from the exercise of stock options and sale of stock under our employee stock purchase plan.

In December 2011, we received a $150,000,000 upfront payment from our collaboration and license agreement with Janssen. In the future, we have the potential under the agreement to receive milestone payments of up to $825,000,000 for achieving certain clinical, regulatory and approval targets in both the US and License Territory. However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved. See Note 6 – Agreements for additional information.

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

Based upon the current status of our product development plans and our collaboration with Janssen, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. Due to our extensive drug programs we may need to raise additional capital to fund our operations in the future. We may raise additional funds through the public or private sale of securities, bank debt, partnership collaboration or otherwise.  If we are unable to secure additional funds, whether through sale of our securities, debt or partnership collaborations, we will have to delay, reduce the scope of or discontinue one or more of our product development programs. Our actual capital requirements will depend on many factors, including the following:

•       progress with preclinical studies and clinical trials;

•       the time and costs involved in obtaining regulatory approval;

•       continued progress of our research and development programs;

•       our ability to maintain and establish collaborative arrangements with third parties;

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

Off-Balance Sheet Arrangements

None

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended December 31, 2011, compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2011, except:

Revenue Recognition

We recognize revenue when all four criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Determinations of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fees charged for deliverables and the collectability of those fees. Should changes in conditions cause management to determine that these criteria are not met for any new or modified transactions, revenue recognized could be adversely affected.

Our collaborations prior to July 1, 2010 with multiple elements were evaluated and divided into separate units of accounting if certain criteria were met, including whether the delivered element had stand-alone value and whether there was verifiable objective and reliable evidence (VSOE) of the fair value of the undelivered items. The consideration we received was combined and recognized as a single unit of accounting when criteria for separation were not met.  Amounts received under such arrangements consisted of up-front collaboration payments, periodic milestone payments and payments for research activities.  Up-front payments under agreements that included future performance requirements were recorded as deferred revenue and were recognized over the performance period. The performance period was estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. Revenues related to substantive, at-risk collaboration milestones are recognized upon achievement of the event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.

We recognize revenue related to collaboration and license arrangements in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605-25, “Revenue Recognition – Multiple-Element Arrangements,” or ASC Topic 605-25. Additionally, we adopted, effective July 1, 2010, Accounting Standards Update, or ASU, No. 2009-13, “Multiple Deliverable Revenue Arrangements,” or ASU 2009-13, which amended ASC Topic 605-25 and:

•	provided guidance on how deliverables in an arrangement should be separated and how the arrangement consideration should be allocated to the separate units of accounting;
•
required an entity to determine the selling price of a separate deliverable using a hierarchy of (i) vendor-specific objective evidence, or VSOE, (ii) third-party evidence, or TPE, or (iii) best estimate of selling price, or BESP;

•	and required the allocation of the arrangement consideration, at the inception of the arrangement, to the separate units of accounting based on relative fair value.

We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based their relative selling prices. We may exercise significant judgment in determining whether a deliverable is a separate unit of accounting, as well as in estimating the selling prices of such unit of accounting.

To determine the selling price of a separate deliverable, we use the hierarchy as prescribed in ASC Topic 605-25 based on VSOE, TPE or BESP. VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. TPE is determined based on third party evidence for a similar deliverable when sold separately and BESP is the price at which we would transact a sale if the elements of collaboration and license arrangements were sold on a stand-alone basis. We may not be able to establish VSOE or TPE for the deliverables within collaboration and license arrangements, as we do not have a history of entering into such arrangements or selling the individual deliverables within such arrangements separately. In addition, there may be significant differentiation in these arrangements, which indicates that comparable third party pricing may not be available. We may determine that the selling price for the deliverables within collaboration and license arrangements should be determined using BESP. The process for determining BESP involves significant judgment on our part and includes consideration of multiple factors such as estimated direct expenses and other costs, and available data.

For collaborations entered into after July 1, 2010, we have determined BESP for license units of accounting based on market conditions, similar arrangements entered into by third parties and entity-specific factors such as the terms of previous collaborative agreements, our pricing practices and pricing objectives, the likelihood that clinical trials will be successful, the likelihood that regulatory approval will be received and that the products will become commercialized. We have also determined BESP for services-related deliverables based on the nature of the services to be performed and estimates of the associated effort as well as estimated market rates for similar services.

For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using either a proportional performance or straight-line method. We recognize revenue using the proportional performance method when the level of effort to complete our performance obligations under an arrangement can be reasonably. Direct labor hours or full time equivalents are typically used as the measurement of performance.

Effective July 1, 2010, we adopted ASU No. 2010-17, “Milestone Method of Revenue Recognition,” or ASU 2010-17, which provides guidance on revenue recognition using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in the period in which the milestone is achieved. The determination that a milestone is substantive is subject to considerable judgment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no significant change in our exposure to market risk since June 30, 2011.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the second fiscal quarter of 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance and Administration. Based upon that evaluation, our Chief Executive Officer and our Vice President, Finance and Administration have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Vice President, Finance and Administration, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting: There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.                         Legal Proceedings

Not Applicable.

Item  1A.                     Risk Factors

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A “ Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

We are dependent on our collaboration agreement with Janssen to further develop and commercialize our BTK inhibitor PCI-32765 globally. The failure to maintain this agreement or the failure of Janssen to perform its obligations under this agreement, could negatively impact our business.

Pursuant to the terms of our collaboration and licensing agreement with Janssen, we granted Janssen a license to co-develop (with us) our BTK Inhibitor PCI-32765 globally, to co-commercialize it (with us) in the US, and to exclusively commercialize it outside of the US, in each case for all non-immunology related indications.  Under a global development plan, each party will be responsible for conducting certain clinical trials, and the costs for those trials, together with other development costs, shall be shared 40% by us and 60% by Janssen.  Upon approval, profits and losses will be shared 50%/50%.

We have limited control over the development or commercialization costs incurred by Janssen, and limited control over the implementation of development and commercial activities performed by them.  Our costs and revenues are therefore tied to efforts made by ourselves and Janssen in developing and marketing our product.  We have limited control over the amount of time and effort Janssen will devote to the development, manufacturing and commercialization of our BTK Inhibitor PCI-32765, and very limited control over the manner in which Janssen conducts its business with regard to obtaining regulatory and other approvals and commercializing the product, especially outside the US.  Accordingly, our revenues and financial position may be adversely affected if Janssen does not dedicate sufficient time to the development and commercialization of the BTK Inhibitor PCI-32766, fails to obtain regulatory approvals, or otherwise fails to comply with its obligations under the agreement.

We are subject to a number of other risks associated with our dependence on our collaboration and license agreement with Janssen, including:

•	We and Janssen could disagree as to future development plans and Janssen may delay future clinical trials or stop a future clinical trial;

•
There may be disputes between us and Janssen, including disagreements regarding the collaboration and license agreement, that may result in (1) the delay of or failure to achieve regulatory and commercial objectives that would result in milestone or profit share  payments, (2) the delay or termination of any future development or commercialization of PCI-32765, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•
Janssen may not provide us with timely and accurate information regarding supply forecasts, which could adversely impact our ability to comply with our supply obligations to Janssen and manage our own inventory of PCI-32765, as well as our ability to generate accurate financial forecasts;

•	Business combinations or significant changes in Janssen's business strategy may adversely affect Janssen's ability or willingness to perform its obligations under our collaboration agreement;

•
If Janssen is unsuccessful performing clinical trials, or in obtaining regulatory approvals for or commercializing PCI-32765 outside the US, we may not receive certain additional milestone payments or any profit payments under the collaboration and license agreement and our business prospects and financial results may be materially harmed;

•
Janssen may not comply with applicable regulatory requirements or guidelines with respect to developing or commercializing PCI-32765, which could adversely impact future development or sales of PCI-32765 globally.

The collaboration and license agreement is subject to early termination, including through Janssen's right to terminate without cause upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization ofPCI-32765 on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of PCI-32765 on our own.

If our collaboration is unsuccessful or is terminated by Janssen, we might not effectively develop and market our BTK Inhibitor PCI-32765.

Integral to the success of our collaboration with Janssen is our ability to timely achieve certain milestones and obtain regulatory approvals.  Our collaboration with Janssen may be unsuccessful. Under the terms of our agreement, Janssen may terminate its agreement with us without cause and upon short notice.  Termination of our agreement would hinder our efforts to effectively develop and commercialize the BTK Inhibitor PCI-32765.  There would be a delay in getting our product to market.  Such delay would likely result in higher costs for us and could adversely affect any progress we have made in clinical trials.

We may have difficulty finding another collaboration partner on favorable terms if Janssen terminates our agreement.  We might not be able to raise capital on our own.  We do not have sufficient skilled personnel to fully assist in global development or marketing endeavors.  As we currently lack the resources to properly develop, market and commercialize the BTK Inhibitor PCI-32765, we may be unable to continue to develop the BTK Inhibitor PCI-32765 without the continued assistance of Janssen.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item  3.                         Defaults Upon Senior Securities

Not Applicable.

Item  4.                         (Removed and Reserved)

Item  5.                         Other Information

Not Applicable.

Item  6.                         Exhibits

  10.1     Collaboration and License Agreement by and between Pharmacyclics, Inc. and Janssen Biotech, Inc. dated December 8, 2011.*
  31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO.
  31.2     Rule 13a-14(a)/15d-14(a) Certification of VP Finance & Administration.
  32.1     Section 1350 Certifications of CEO and VP Finance & Administration.

* Confidential treatment requested.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: February 9, 2012	By:	/s/ ROBERT W. DUGGAN
Robert W. Duggan Chairman of the Board and Chief Executive Officer

Dated: February 9, 2012	By:	/s/ RAINER M. ERDTMANN
Rainer M. Erdtmann Vice President, Finance & Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
10.1	Collaboration and License Agreement by and between Pharmacyclics, Inc. and Janssen Biotech, Inc. dated December 8, 2011.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of VP Finance & Administration.
32.1	Section 1350 Certifications of CEO and VP Finance & Administration.

* Confidential treatment requested.