Form 10-Q
period 2012-03-31
PHARMACYCLICS INC
filed 2012-05-10
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 7, 2012, there were 69,047,808  shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

PHARMACYCLICS, INC.
Form 10-Q

PART I.                       FINANCIAL INFORMATION

Item 1.                         Financial Statements

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$213,469	$87,757
Marketable securities	1,494	24,572
Accounts receivable	12,905	54
Prepaid expenses and other current assets	2,623	2,313
Total current assets	230,491	114,696
Property and equipment, net	3,075	1,312
Other assets	386	344
Total assets	$233,952	$116,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,686	$5,684
Accrued liabilities	2,004	1,584
Income tax payable	328	-
Deferred revenue – current portion	8,057	7,000
Total current liabilities	19,075	14,268

Deferred revenue – non-current portion	69,369	-
Deferred rent	604	410
Total liabilities	89,048	14,678

Commitments and contingencies (Notes 6 and 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized at March 31, 2012 and June 30, 2011; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 and 100,000,000 authorized at March 31, 2012 and June 30, 2011; shares issued and outstanding – 68,926,876 and 67,915,865 at March 31, 2012 and June 30, 2011	7	7
Additional paid-in capital	529,130	514,813
Accumulated other comprehensive loss	-	(21)
Accumulated deficit	(384,233)	(413,125)
Total stockholders’ equity	144,904	101,674
Total liabilities and stockholders’ equity	$233,952	$116,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues:
License and milestone revenues	$-	$1,356	$77,605	$4,129
Collaboration services revenues	1,927	703	2,262	2,718
Total revenues	1,927	2,059	79,867	6,847
Operating expenses:
Research and development	15,828	8,649	39,152	24,607
General and administrative	4,061	2,692	11,355	6,619
Total operating expenses	19,889	11,341	50,507	31,226
Income (loss) from operations	(17,962)	(9,282)	29,360	(24,379)
Interest income	61	64	129	139
Interest expense and other income (expense), net	(5)	1	(29)	1
Income (loss) before income taxes	(17,906)	(9,217)	29,460	(24,239)
Income tax provision (benefit)	(5,083)	-	568	-
Net income (loss)	$(12,823)	$(9,217)	$28,892	$(24,239)

Net income (loss) per share:
Basic	$(0.19)	$(0.15)	$0.42	$(0.41)
Diluted	$(0.19)	$(0.15)	$0.40	$(0.41)
Weighted average shares used to compute
net income (loss) per share:
Basic	68,848	59,931	68,610	59,641
Diluted	68,848	59,931	72,174	59,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)
	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$28,892	$(24,239)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	373	202
Amortization of premium/discount on marketable securities, net	89	769
Gain on sale of marketable securities	-	(2)
Share-based compensation expense	8,025	5,972
Loss on property and equipment	24	-
Changes in assets and liabilities:
Accounts receivable	(12,851)	156
Prepaid expenses and other assets	(741)	278
Accounts payable	3,315	2,325
Accrued liabilities	420	37
Income taxes payable	328	-
Deferred revenue	70,426	(5,760)
Deferred rent	194	214
Net cash provided by (used in) operating activities	98,494	(20,048)

Cash flows from investing activities:
Purchase of property and equipment	(1,902)	(639)
Proceeds from disposal or sale of property and equipment	(12)	-
Purchase of marketable securities	-	(76,457)
Proceeds from sales of marketable securities	-	9,665
Proceeds from maturities of marketable securities	23,010	39,278
Net cash provided by (used in) investing activities	21,096	(28,153)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	(559)	-
Exercise of stock options and stock purchase rights	6,681	1,707
Net cash provided by financing activities	6,122	1,707

(Decrease)/Increase in cash and cash equivalents	125,712	(46,494)
Cash and cash equivalents at beginning of period	87,757	51,199
Cash and cash equivalents at end of period	$213,469	$4,705

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable for property and equipment purchases	$246	$-

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

We were in the development stage at June 30, 2011, as defined in Financial Accounting Standards Board Accounting Standards Codification Topic 915, “Development Stage Entities.” During the nine months ended March 31, 2012, we exited the development stage with the signing of our first significant collaboration with Janssen Biotech, Inc (See Note 6), from which we received our first significant revenue from principal operations, reflective that we are no longer in the development stage.

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

Our collaborations with multiple elements prior to July 1, 2010 were evaluated and divided into separate units of accounting if certain criteria were met, including whether the delivered element had stand-alone value and whether there was verifiable objective and reliable evidence (VSOE) of the fair value of the undelivered items. The consideration we received was combined and recognized as a single unit of accounting when criteria for separation were not met. Amounts received under such arrangements consisted of up-front collaboration payments, periodic milestone payments and payments for research activities. Up-front payments under agreements that included future performance requirements were recorded as deferred revenue and were recognized over the performance period. The performance period was estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. Revenues related to substantive, at-risk collaboration milestones are recognized upon achievement of the event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.

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

The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(12,823)	$(9,217)	$28,892	$(24,239)

Denominator:
Weighted average common shares-basic	68,848	59,931	68,610	59,641
Effect of dilutive securities:
Employee stock options	-	-	3,491	-
Employee stock purchase plan	-	-	73	-
Weighted average common shares - diluted	68,848	59,931	72,174	59,641

Net income (loss) per share:
Basic	$(0.19)	$(0.15)	$0.42	$(0.41)
Diluted	$(0.19)	$(0.15)	$0.40	$(0.41)
Potentially dilutive securities excluded from earnings (loss) per share - diluted because their effect is anti-dilutive	7,907	8,583	857	8,407

Note 3 - Share-Based Compensation and Stockholders’ Equity

We grant options to purchase our common stock pursuant to our 2004 Equity Incentive Award Plan.

The components of share-based compensation recognized in our statements of operations for the three and nine months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Research and development	$2,695	$1,213	$5,934	$4,174
General and administrative	790	649	2,091	1,798
Total share-based compensation	$3,485	$1,862	$8,025	$5,972

The following table summarizes our stock option activity for the nine months ended March 31, 2012 (in thousands):

	Number of Shares	Weighted Average Exercise Price
Balance of June 30, 2011	6,416	$4.78
Options granted	1,581	11.64
Options exercised	(885)	6.73
Options forfeited	(702)	8.92
Balance at March 31, 2012	6,410	$5.75

The accounting grant date for employee stock options with performance obligations is the date on which the performance goals have been defined and a mutual understanding of the terms has been reached. Generally options with performance obligations vest over a four year period, with the goals set and agreed upon each year. Therefore, the table above does not include 1,361,251 performance options granted in current and prior fiscal years for which the performance criteria had not been established as of March 31, 2012.

At March 31, 2012, 3,915,609 shares were available for grant under the company's 2004 Equity Incentive Award Plan.

Employee Stock Purchase Plan. Sales under the Employee Stock Purchase Plan (“Purchase Plan”) in the nine month periods ended March 31, 2012 and 2011 were 125,945 and 137,492 shares of common stock at an average price of $2.68 and $1.97, respectively. Shares available for future purchase under the Purchase Plan were 510,585 at March 31, 2012.

Common Stock and Additional Paid-In Capital. Additional paid-in capital increased by $14,317,000 during the nine months ended March 31, 2012 as a result of the issuance of common stock upon exercise of stock options of $5,955,000, the issuance of common stock under the Employee Stock Purchase Plan of $338,000 and share-based compensation expense of $8,025,000.

Note 4 - Comprehensive Income (loss)

Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on marketable securities that are excluded from the results of operations. Our comprehensive incomes (losses) were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income (loss)	$(12,823)	$(9,217)	$28,892	$(24,239)

Change in net unrealized gains(losses) on available-for-sale securities	7	1	21	4

Comprehensive income (Loss)	$(12,816)	$(9,216)	$28,913	$(24,235)

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

The following is a summary of our available-for-sale securities at March 31, 2012 and June 30, 2011, respectively (in thousands):

As of March 31, 2012	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$50,152	-	-	$50,152
Government agency securities	1,000	-	-	1,000
US agency securities – FDIC insured	494	-	-	494
	51,646	-	-	51,646
Less cash equivalents	(50,152)	-	-	(50,152)
Total marketable securities	$1,494	-	-	$1,494

As of June 30, 2011	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$26,979	$-	$-	$26,979
Government agency securities	16,014	11	-	16,025
US agency securities – FDIC insured	8,579	-	(32)	8,547
	51,572	11	(32)	51,551
Less cash equivalents	(26,979)	-	-	(26,979)
Total marketable securities	$24,593	$11	$(32)	$24,572

At March 31, 2012, our marketable securities had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$1,494	$1,494

The following table sets forth the basis of fair value measurements for our available-for-sale securities as of March 31, 2012 and June 30, 2011 (in thousands):

	Estimated Fair Value as of	Basis of Fair Value Measurements
	March 31, 2012	Level 1	Level 2	Level 3
Money market funds	$50,152	$50,152	$-	$-
Government agency securities	1,000	-	1,000	-
US agency securities – FDIC Insured	494	-	494	-
Total cash equivalents and marketable securities	$51,646	$50,152	$1,494	$-

	Estimated Fair Value as of	Basis of Fair Value Measurements
	June 30, 2011	Level 1	Level 2	Level 3
Money market funds	$26,979	$26,979	$-	$-
Government agency securities	16,025	-	16,025	-
US agency securities – FDIC Insured	8,547	-	8,547	-
Total cash equivalents and marketable securities	$51,551	$26,979	$24,572	$-

Note 6 – Agreements

Collaboration and License Agreement with Janssen Biotech, Inc (Janssen). In December 2011, we entered into a worldwide collaboration with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson to develop and commercialize PCI-32765, a novel, oral, Bruton’s Tyrosine Kinase (BTK) inhibitor for oncology and other indications, excluding inflammation and immune mediated conditions, in the US and outside the US (the License Territory). The collaboration provides Janssen with a co-exclusive license of the underlying technology, which has no fixed expiration and payments by Janssen to us of a $150,000,000 non-refundable upfront payment upon execution, as well as milestone payments of up to $825,000,000 based upon continued development progress ($250,000,000), regulatory progress ($225,000,000) and approval of the product in both the US and the License Territory ($350,000,000). The agreement also includes a cost sharing arrangement for associated development activities, whereby Janssen is responsible for approximately 60% of development costs and we are responsible for the remaining 40% of associated costs. The agreement also includes a 50/50 net profit sharing arrangement for the commercialization of any resulting products from the collaboration. Both parties are responsible for the development, manufacturing and marketing of any products resulting from this agreement, with Janssen being the responsible party for commercialization in the License Territory and the parties co-commercializing with us leading the efforts in the US.  We continue to work with Janssen on protocols and the design, schedules and timing of trials.

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

We have determined that the license represents a separate unit of accounting as the license, which includes rights to the underlying technologies for PCI-32765, has standalone value apart from the committee and development services because the development, manufacturing and commercialization rights conveyed would permit JBI to perform all efforts necessary to bring the compound to commercialization and begin selling the drug upon regulatory approval.    We have also determined that the committee and development services each represent individual units of accounting as they have standalone value from each other.  We determined our best estimate of selling prices for the license unit of accounting, based on the income approach as defined in ASC 820-10-35-32. This measurement is based on the value indicated by current estimates about those future amounts and reflects management determined estimates and assumptions. These estimates and assumptions include, but are not limited  to, how a market participant would use the license, estimated market opportunity and expected market share and assumed royalty rates that would be paid for sales resulting from products developed using the license, similar arrangements entered into by third parties and entity-specific factors such as the terms of our previous collaborative agreement, our pricing practices and pricing objectives, the likelihood that clinical trials will be successful, the likelihood that regulatory approval will be received and that the products will become commercialized and the markets served. These estimates and assumptions led to an expected future cash flow which was discounted based on estimated weighted average cost of capital of 12% and royalty rates ranging from 30% to 40%. We also determined our best estimate of selling prices for the committee and development services, based on the nature of the services to be performed and estimates of the associated effort as well as estimated market rates for similar services. The arrangement consideration of $150,000,000 was allocated to the units of accounting based on the relative selling price method.

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

Of the $150,000,000 upfront payment received, $70,605,000 has been allocated to the licenses, $14,982,000 to the committee services and $64,413,000 to the development services. We have recognized license revenue upon execution of the arrangement as the associated unit of accounting had been delivered pursuant to the terms of the agreement. At inception, the $14,982,000 and $64,413,000 allocated to committee and development services, respectively, will be recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively. We have recognized development costs as a component of research and development expense of $22,578,000 and $24,487,000 for the three and nine months ended March 31, 2012, respectively, offset by amounts to be received from Janssen under the cost sharing arrangement of $11,482,000 and $12,534,000 for the three and nine months ended March 31, 2012, respectively.  Additionally, we recorded a $51,000 reduction to general and administrative expense for the three and nine months ended March 31, 2012 for cost sharing related to certain marketing and patent costs.  Accounts receivable at March 31, 2012 included $12,585,000 due from Janssen in connection with the cost sharing arrangement.

As of March 31, 2012, $77,426,000 is included in deferred revenue related to the committee and development services, of which $69,369,000 is included in deferred revenue non-current.

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

In May 2009, we received an upfront payment from Servier of $11,000,000 ($10,450,000 net of withholding taxes) and we received an additional $4,000,000 for research collaboration paid over a twenty-four month period through April 2011. The revenue related to these payments was recognized over the two-year research period, which ended in April 2011. Total revenue recognized in the three and nine months ended March 31, 2011 was $2,059,000 and $6,847,000, respectively.

Under this agreement with Servier, we are also eligible to receive up to $24,500,000 in milestone payments upon achievement of pre-specified events; including up to $10,500,000 million for the achievement of clinical development milestones ($7,000,000 of which was paid to us, in advance, during April 2011), up to $5,000,000 for the achievement of regulatory progress and up to $9,000,000 for regulatory approval of the pan HDAC product in major jurisdictions.  In addition, Servier agreed to make royalty payments on Net Sales of the licensed product as defined in the agreement.  In October 2011, the milestone related to the $7,000,000 advance payment was reached and we recognized the amount as revenue.

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

Note 7 – Income Taxes

The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the year-to-date pre-tax income (loss). In determining the estimated annual effective income tax rate, we analyze various factors including projections of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards and available tax planning alternatives. Discrete items including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur.

During the nine month period, we completed our analysis of the net operating loss limitation provisions of the IRC Section 382 analysis. We determined that our net operating loss and tax credit carry forwards as of June 30, 2011 are $150,185,000 and $69,769,000, respectively, which were previously presented in our Fiscal Year 2011 10-K as $180,393,000 and $121,440,000. As we maintained a full valuation allowance against the deferred tax assets, the update did not affect the Condensed Consolidated Balance Sheet, the Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows.

For the nine months ended March 31, 2012, we recorded income tax expense of $568,000 that represents an estimated annual effective tax rate of approximately 2%. The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to the reversal of valuation allowance through the use of federal net operating loss carryovers that are not subject to any use limitations.

For the nine months ended March 31, 2011, we did not record an income tax expense due to our history of operating losses.

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, we determined that, based on all available evidence, there was substantial uncertainty as to whether we will recover recorded net deferred taxes in future periods. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both June 30, 2011 and March 31, 2012. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Should the actual timing differences differ from our estimates, the amount of our valuation allowance could be materially impacted.

As of June 30, 2011 and March 31, 2012, we had unrecognized tax positions that would impact our effective tax rate of approximately $1,726,000. We do not expect any material change to the unrecognized tax benefits during the next twelve months.

In the year ended June 30, 2009, we recorded a $550,000 income tax provision as result of withholding taxes paid on the $11.0 million upfront licensing payment received from Servier. In the quarter ended December 31, 2009, we recorded a $550,000 income tax receivable related to a tax credit resulting from a December 2009 tax treaty revision enacted between France and the United States that eliminated withholding taxes related to licensing agreements and provided that prior withholding taxes may be reclaimed. In the quarter ended March 31, 2012, we received the $550,000 payment.

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

Note 8 – Related Party Transaction

During the nine months ended March 31, 2012, we paid Dr. Gwen Fyfe, a former member of our Board of Directors, approximately $89,000 for consulting services under a Consulting Agreement entered into prior to Dr. Fyfe joining our Board in December 2010. In November 2011, we entered into an amendment (the “Amendment”) to our Consulting Agreement with Dr. Fyfe. The Amendment provided that Dr. Fyfe would receive a lump sum of $50,000 and that she will continue to provide limited consulting services to us for a period of two years. In addition, the options to purchase 330,000 shares of our common stock previously granted to Dr. Fyfe in connection with her consulting services continued to vest through November 30, 2011 and shall remain exercisable for a period of two years following the date of the Amendment. Dr. Fyfe did not stand for reelection at our December 15, 2011 Annual Meeting of Stockholders. Options granted to Dr. Fyfe upon her initial election to the Board continued to vest through December 15, 2011; all such vested options and all additional options received by Dr. Fyfe in connection with her Board service shall remain exercisable for a period of three years from this date. Payment of the $50,000 lump sum occurred in November 2011.

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

Note 10 – Commitments and Contingencies

Facilities Lease:

     In February 2012, we entered into an amendment of the lease agreement for our current facilities at  E. Arques Ave. (64,776 sq. ft), which adds the 997 E. Arques Ave. building (15,000 sq. ft) to the agreement, also expiring November 2017. The amendment includes an abatement of the monthly rent of the additional facility for the first 7 months, limited to $126,000. The amendment removes the relocation option.

     We recognize rental expense on the facilities on a straight line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. Our future minimum lease payments at March 31, 2012 were as follows:

Operating Lease Commitments

1-3 years	$3,435
4-5 years	2,684
More than 5 years	931
Total	$7,050

Legal Proceedings:

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

Note 11 – Recent Accounting Pronouncements

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

We were in the development stage at June 30, 2011, as defined in Financial Accounting Standards Board Accounting Standards Codification Topic 915, “Development Stage Entities.” During the nine months ended March 31, 2012, we exited the development stage with the signing of our first significant collaboration with Janssen Biotech, Inc. (Janssen) (See Note 6 to the Condensed Consolidated Financial Statements), from which we received our first significant revenue from principal operations, reflective that we are no longer in the development stage.

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

ibrutinib (formerly PCI-32765) - Bruton’s Tyrosine Kinase (BTK) Inhibitor for Oncology

The USAN Council has adopted the nonproprietary name “ibrutinib” for the product candidate formerly known as PCI-32765. Ibrutinib is an orally active selective irreversible inhibitor of Bruton’s Tyrosine Kinase (BTK) that we are developing for the treatment of patients with B-cell malignancies (lymphoma or leukemias). B-cell maturation is mediated by B-cell receptor (BCR) signal transduction and BTK is an essential part of the BCR signaling pathway. Recently, BTK has been demonstrated to affect a number of vital growth and survival processes in cancerous B-cells.

A Phase Ib/II multicenter clinical trial (PCYC-1102-CA) of single agent ibrutinib (PCYC-1102) was initiated in May of 2010 in symptomatic chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL) patients with either relapsed/ refractory or treatment-naïve disease. Patient enrollment is complete with 117 patients treated. The results of 61 patients with relapsed/refractory disease treated with ibrutinib were presented at the 2011 American Society of Hematology (ASH) Annual Meeting in December 2011. With a median follow-up of 12.6 months in the 420mg/day cohort and 9.3 months in the 840mg/day cohort, the overall response rate (ORR), including partial response and complete response, for the 420mg dose level was 67% and for the 840mg dose 68%.  The estimated 12 month progression free survival for the pooled cohorts was 86%. The safety profile of Ibrutinib was consistent with previous reports of this study. Enrollment to this study has been completed, and follow-up is ongoing. Overall these data support Phase III evaluation of ibrutinib in relapsed or refractory as a single agent. The Phase III study is described below.

We intend to report the first analysis of 31 elderly treatment-naïve patients who received single agent ibrutinib as initial treatment at the 2012 American Society of Clinical Oncology (ASCO) Annual Meeting June 2012. We are initiating the process for obtaining advice from various health authorities within the US and EU over the next few months on the registration strategy for the frontline elderly patient population and we anticipate starting Phase III registration trials by the end of 2012.

The ongoing Phase Ib/II program for ibrutinib in CLL/SLL also includes the following clinical studies:

•
PCYC-1108-CA: A Phase Ib, multicenter, open-label, study of ibrutinib, in combination with intensive immune chemotherapy (FCR or BR)* in subjects with relapsed or refractory CLL or SLL lymphoma. This trial has completed enrollment in the BR arm (n=30); the FCR arm was terminated early due to change in development priorities. *(FCR = fludarabine, cyclophosphamide and rituximab; BR = bendamustine and rituximab).

•
PCYC-1109-CA: A Phase Ib/II study of ibrutinib and ofatumumab in subjects with relapsed or refractory CLL or SLL. The study is evaluating three separate sequences of the combination in three cohorts. The first two cohorts, enrolling a total of 47 patients, have completed enrollment. Enrollment to a third cohort is ongoing.

The ongoing Phase Ib/II program for ibrutinib also includes the following clinical studies in lymphoma and myeloma:

•
PCYC-1104-CA: A Phase II study of ibrutinib in patients with relapsed or refractory mantle cell lymphoma (MCL) has completed enrollment of 115 patients that included cohorts of subjects either previously treated with bortezomib or naïve to bortezomib treatment. Preliminary results from another ongoing Phase II were also presented at the 2011 ASH meeting. Fifty-one patients (31 patients had bortezomib-naive disease, 20 patients had previously received bortezomib) had post-baseline tumor assessments and were thus evaluable for response. The ORR was 69% (35/51 patients). The ORR was similar in bortezomib-naive and bortezomib-exposed patients (71% and 65%, respectively). At the time of this analysis, 31 of 35 (89%) responding patients have ongoing responses with the median follow-up of 3.7 months.

•
PCYC-1106-CA: A multicenter, open-label, Phase II study of ibrutinib in subjects with relapsed or refractory diffuse large B-cell lymphoma (DLBCL). This study is designed to assess the activity of ibrutinib in two genetically distinct subtypes of DLBCL, the activated B-cell (ABC) subtype and the germinal center (GC) subtype. The PCYC-1106 trial is activated in several US sites and, as of March 31, 2012, 57 of 60 evaluable patients have enrolled.

•
PCYC-1111-CA: A Phase II study of ibrutinib in subjects with relapsed or refractory myeloma (MM).We have opened this Phase II study and plan to enroll 35 patients. Pre-clinical studies, both internally as well as through external collaborations, have suggested a potentially vital role of BTK in both malignant plasma cells and the microenvironment. Five subjects have been enrolled as of March 31, 2012.

The ibrutinib clinical trials program is anticipated to expand with initiation of Phase lb/II studies in follicular lymphoma, as well as combination treatment studies in DLBCL.

We plan to initiate the first pivotal Phase III study in CLL/SLL by mid-year 2012. The Phase III randomized controlled study will compare ibrutinib to ofatumamab in relapsed or refractory CLL/SLL.  The study is anticipated to enroll 350 patients that will be randomized 1:1. The trial is designed to demonstrate superiority of ibrutinib with respect to a progression free survival endpoint.

In August 2011, we entered into a five-year Cooperative Research and Development Agreement with the National Cancer Institute (NCI) to collaborate on the development of ibrutinib. Under the Agreement, the NCI's Division of Cancer Treatment and Diagnosis plans to sponsor Phase I through Phase III trials of ibrutinib in various hematologic malignancies.  In addition, we are participating in several other investigator sponsored trials.

PCI-27483 - Factor VIIa Inhibitor

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

A Phase II study is enrolling and patients are being randomized to receive either gemcitabine alone or gemcitabine plus PCI-27483 (1.2 mg/kg twice daily). The objectives of this phase of the study are to: a) assess the safety of Pharmacyclics FVIIa Inhibitor PCI-27483 at a pharmacologically active dose level; b) to assess potential inhibition of disease progression; and c) obtain initial information of the effects on the incidence of thromboembolic events.

Abexinostat (formerly PCI-24781) - Histone Deacetylase (HDAC) Inhibitor

Abexinostat (formerly PCI-24781) is an orally-bioavailable histone deacetylase inhibitor that is currently in multiple clinical trials. Histone deacetylases are cellular enzymes whose functions include turning gene expression off and on. Abexinostat targets histone deacetylase (HDAC) enzymes and inhibits their function. We have shown that abexinostat impacts the tumor cells by multiple mechanisms including a re-expression of tumor suppressor genes, disruption of DNA repair mechanisms, cell cycle inhibition and the generation of reactive oxygen species. Previous clinical trials have demonstrated that our HDAC Inhibitor abexinostat has favorable systemic elimination properties when dosed orally, and inhibits the target enzymes.

We are currently supporting an investigator sponsored Phase I/II trial in sarcoma patients (in combination with doxorubicin, an anti tumor agent) and a Phase I/II trial testing single agent abexinostat in patients with relapsed or refractory Non-Hodgkin's lymphoma. In addition, a Phase I study to evaluate the tolerability, efficacy, and safety of abexinostat in combination with the tyrosine kinase inhibitor pazopanib in patients with metastatic solid tumors has been initiated and is expected to begin enrollment in Q2 of calendar 2012. The Phase I portion of the sarcoma study, which evaluated safety of the combination, has completed enrollment and the recommended Phase II dose has been established. The Phase II portion will evaluate the efficacy of the combination in patients who have previously progressed on doxorubicin alone. In the Non-Hodgkin’s lymphoma trial, the Phase II portion has completed enrollment in follicular and mantle cell lymphomas with a total of 28 patients, and data are being analyzed. Responses have been observed in both of these trials, and the complete data will be presented at international conferences later this year. The safety profile of abexinostat in both these trials is consistent with the previous trials. It has been studied in over 250 patients treated in clinical trials in the US and EU thus far, and the main dose-limiting toxicity is a rapidly reversible decrease in platelets (blood cells necessary for clotting), which has been successfully managed using novel dose scheduling strategies that we have developed and tested in the clinic. Overall abexinostat has demonstrated good safety with clinical benefit in multiple clinical trials.

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

Results of Operations

Revenue
	Three Months Ended March 31 (in thousands)		Percent Change	Nine Months Ended March 31, (in thousands)		Percent Change
	2012	2011		2012	2011

License and milestone revenue	$-	$1,356	(100)%	$77,605	$4,129	1780%
Collaboration services revenue	1,927	703	174%	2,262	2,718	(17)%
Total revenue	$1,927	$2,059	(6)%	$79,867	$6,847	1066%

In December 2011, we received an upfront payment of $150,000,000 from Janssen under the Collaboration and License agreement. The revenue related to the payment was allocated $70,605,000 to the licenses, $14,982,000 to the committee services and $64,413,000 to the development services. Total revenue related to the Janssen agreement recognized in the three and nine months ended March 31, 2012 was $1,789,000 and $72,574,000, respectively, of which $70,605,000 represents the revenue associated with the licenses, $ 220,000 and $278,000, respectively, represent the amortization of the committee services and $1,569,000 and $1,691,000, respectively, represent the amortization of the development services. As of March 31, 2012, approximately $77,426,000 is included in deferred revenue related to the committee and development services, of which $69,369,000 is included in deferred revenue-non-current. The $14,982,000 and $64,413,000 allocated to committee and development services, respectively, will be recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively. We have recognized development costs as a component of research and development expense and reimbursements for development services under the cost-sharing arrangement as an offset to research and development expense, upon delivery of the related services when expenses have been incurred and reimbursements have been earned.

In May 2009, we received an upfront payment of $11,000,000 ($10,450,000 net of withholding taxes) from Servier and we received an additional $4,000,000 for research collaboration paid over a twenty-four month period through April 2011. The revenue related to these payments was recognized over the two-year research period, which ended in April 2011. Total revenue related to the Servier agreement recognized in the three and nine months ended March 31, 2011 was $2,059,000 and $6,847,000, respectively, of which $1,356,000 and $4,129,000, respectively, represent the amortization of the $11,000,000 upfront payment. We also received a $7,000,000 advance development milestone payment in April 2011. In October 2011, the related milestone was reached and we recognized the $7,000,000 as revenue in the nine months ended March 31, 2012.

Research and Development

	Three Months Ended March 31, (in thousands)		Percent Change	Nine Months Ended March 31, (in thousands)		Percent Change
	2012	2011		2012	2011

Research and development expenses	$15,828	$8,649	83%	$39,152	$24,607	59%

The increase of 83% or $7,179,000 in research and development costs for the three months ended March 31, 2012, as compared with the three months ended March 31, 2011, is primarily due to a $11,866,000 increase in third party clinical trial costs largely attributable to purchases of comparator drugs and other supplies, fees related to increased enrollment and other costs associated with expansion of our Btk program and a $2,088,000 increase in payroll and related expenses due to increased personnel.   Additionally, there was a $1,343,000 increase in consulting and other outside services, a $1,258,000 increase in drug manufacturing charges primarily related to our BTK program, a $1,481,000 increase in stock compensation expense, a $235,000 increase in travel related expenses and a $217,000 increase in facility and IT related expenses.  Partially offsetting these increases was a $11,482,000 reduction to research and development costs attributable to the Janssen development cost share for the quarter ended March 31, 2012 (See Note 6 to the Condensed Consolidated Financial Statements).

The increase of 59% or $14,545,000 in research and development costs for the nine months ended March 31, 2012, as compared with the nine months ended March 31, 2011, is primarily due to a $15,012,000  increase in third party clinical trial costs largely attributable to purchases of drugs and supplies, fees related to increased enrollment and other costs associated with expansion of our Btk program and a $4,774,000 increase in payroll and related expenses due to increased personnel.  Additionally, there was a $2,839,000 increase in consulting and other outside services, a $2,023,000 increase in drug manufacturing charges related primarily to our BTK program, a $1,760,000 increase in stock compensation expense and a $596,000 increase in rent expense attributable to a lease amendment and space expansion.   Partially offsetting these increases was a $12,534,000 reduction to research and development costs attributable to the Janssen development cost share for the nine months ended March 31, 2012.

 Average research and development headcount increased from 52 to 87 in the nine months ended March 31, 2011 and 2012, respectively. We expect the growth in research and development spending to continue through the end of fiscal 2012.

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

Direct costs by program and indirect costs are as follows (in thousands):

Program	Description	Phase of Development	Related R&D Expenses Three Months Ended March 31,		Related R&D Expenses Nine Months Ended March 31,
			2012	2011	2012	2011

BTK Inhibitors	Cancer/autoimmune	Phase II	$10,621	$5,763	$25,746	$15,103

HDAC Inhibitors	Cancer/autoimmune	Phase I/II	380	492	934	1,738

Factor VIIa Inhibitor	Cancer	Phase II	417	586	1,614	1,418

Total direct costs			11,418	6,841	28,294	18,259
Indirect costs			4,410	1,808	10,858	6,348
Total research and development expenses			$15,828	$8,649	$39,152	$24,607

General and Administrative

	Three Months Ended March 31, (in thousands)		Percent Change	Nine Months Ended March 31, (in thousands)		Percent Change
	2012	2011		2012	2011

General and administrative expenses	$4,061	$2,692	51%	$11,355	$6,619	72%

General and administrative costs increased by 51% or $1,369,000 in the three months ended March 31, 2012 compared with the three months ended March 31, 2011 primarily due to a $508,000 increase in accounting costs, a $398,000 increase in payroll and related expenses, a $296,000 increase in patent costs in part due to work attributable to the Janssen collaboration, a $203,000 increase in consulting and other outside services, and a $141,000 increase in stock compensation expense, partially offset by a $304,000 decrease in legal expenses.

The increase of 72% or $4,736,000 in general and administrative costs for the nine months ended March 31, 2012 compared with the nine months ended March 31, 2011 is primarily due to a $1,552,000 increase in patent and legal costs in part due to work attributable to the Janssen collaboration, a $1,007,000 increase in payroll and related expenses due to increased personnel, a $930,000 increase in accounting and reporting costs, a $565,000 increase in consulting and other outside services, and a $293,000 increase in stock compensation expense. Average general and administrative headcount increased from 11 to 15 in the nine months ended March 2011 and 2012, respectively.

Interest Income and Other Expense

	Three Months Ended March 31, (in thousands)		Percent Change	Nine Months Ended March 31, (in thousands)		Percent Change
	2012	2011		2012	2011

Interest income	$61	$64		$129	$139
Other income (expense)	(5)	1		(29)	1
Interest income and other income (expense), net	$56	$65	(14)%	$100	$140	(29)%

The decrease in interest income and other expense, net in the three months ended March 31, 2012 compared with the three months ended March 31, 2011 is due to lower interest income on investments, offset by costs related to the disposal of equipment. The decrease in interest income and other expense, net in the nine months ended March 31, 2012 compared with the nine months ended March 31, 2011 is due to the mix of investments held and the loss on disposal of equipment and leasehold improvements.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings as well as proceeds from collaborative research and development agreements and interest income.

As of March 31, 2012, we had $214,963,000 in cash, cash equivalents and marketable securities. Net cash provided by operating activities was $98,494,000 during the nine months ended March 31, 2012; an increase of $118,542,000 from the $ 20,048,000 used during the nine months ended March 31, 2011. The increase resulted primarily from net income of $28,892,000 as compared to the net loss of $24,239,000 from the nine months ended March 31, 2011, after adjusting for an increase of $2,053,000 in stock compensation expense, the increases in the change in accounts receivable of $13,007,000 largely due to a receivable at March 31, 2012 from Janssen for its share of research and development costs, and prepaid expenses and other assets of $1,019,000, offset by the increases in the change in accounts payable of $990,000 and $76,186,000 in deferred revenue, primarily related to the Janssen agreement (See Note 6 to the Condensed Consolidated Financial Statements).

Net cash provided by investing activities of $21,096,000 and used in investing activities of $28,153,000 in the nine months ended March 31, 2012 and 2011, respectively, consisted primarily of the net effect of purchases and maturities of marketable securities.

Net cash provided by financing activities of $6,122,000 and $1,707,000 for the nine months ended March 31, 2012 and 2011, respectively, resulted primarily from the exercise of stock options and sale of stock under our employee stock purchase plan.

In December 2011, we received a $150,000,000 upfront payment from our collaboration and license agreement with Janssen. In the future, we have the potential under the agreement to receive milestone payments of up to $825,000,000 for achieving certain clinical, regulatory and approval targets in both the US and License Territory. However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved. See Note 6 to the Condensed Consolidated Financial Statements for additional information.

 In the year ended June 30, 2009, we recorded a $550,000 income tax provision as result of withholding taxes paid on the $11.0 million upfront licensing payment received from Servier. In the quarter ended December 31, 2009, we recorded a $550,000 income tax receivable related to a tax credit resulting from a December 2009 tax treaty revision enacted between France and the United States that eliminated withholding taxes related to licensing agreements and provided that prior withholding taxes may be reclaimed. In the quarter ended March 31, 2012, we received the $550,000 payment.

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

Off-Balance Sheet Arrangements

None

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended March 31, 2012, compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2011, except:

Unresolved Staff Comments

The Staff of the Securities and Exchange Commission (the “Staff”), as part of their review of issuers’ periodic reports, is currently reviewing our unaudited Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (the “Staff Review”). We are presently in discussions with the Staff regarding our accounting treatment for our Collaboration and License Agreement (Janssen Collaboration) with Janssen Biotech, Inc. See Note 6 to the Condensed Consolidated Financial Statements for additional information.

The Staff is currently considering our accounting treatment for the $150,000,000 upfront payment received in the quarter ended December 31, 2011 as well as the accounting for the cost sharing component of the arrangement.  Based on status of the Staff’s Review and various communications with the Staff relating to our accounting for the Janssen Collaboration, it is our belief that the Staff has not yet completed their review and that further discussion with the Staff will be necessary to resolve the comments.

Should our further discussion with the Staff result in a change in the accounting treatment for the upfront payment and/or the cost sharing arrangement, it is possible that reported revenue, operating expenses, net income (loss) and earnings per share for the unaudited quarterly periods ended December 31, 2011 and March 31, 2012 could be restated. However, such a restatement would have no effect on our cash balance.  Additionally, a change in accounting treatment may also affect the timing and amount of future revenue and/or expense recognition.

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
•
required an entity to determine the selling price of a separate deliverable using a hierarchy of (i) vendor-specific objective evidence, or VSOE, (ii) third-party evidence, or TPE, or (iii) best estimate of selling price, or BESP; and

•	required the allocation of the arrangement consideration, at the inception of the arrangement, to the separate units of accounting based on relative fair value.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the third fiscal quarter of 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance and Administration. Based upon that evaluation, our Chief Executive Officer and our Vice President, Finance and Administration have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Vice President, Finance and Administration, as appropriate to allow timely decisions regarding required disclosure.

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

We have unresolved comments with respect to the SEC review of our Form 10-Q for the quarterly period ended December 31, 2011.

The Staff of the Securities and Exchange Commission (the “Staff”), as part of their review of issuers’ periodic reports, is currently reviewing our unaudited Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 (the “Staff Review”). We are presently in discussions with the Staff regarding our accounting treatment for our Collaboration and License Agreement (Janssen Collaboration) with Janssen Biotech, Inc. See Note 6 to the Condensed Consolidated Financial Statement for additional information.

The Staff is currently considering our accounting treatment for the $150,000,000 upfront payment received in the quarter ended December 31, 2011 as well as the accounting for the cost sharing component of the arrangement.  Based on status of the Staff’s Review and various communications with the Staff relating to our accounting for the Janssen Collaboration, it is our belief that the Staff has not yet completed their review and that further discussion with the Staff will be necessary to resolve the comments.

Should our further discussion with the Staff result in a change in the accounting treatment for the upfront payment and/or the cost sharing arrangement, it is possible that reported revenue, operating expenses, net income (loss) and earnings per share for the unaudited quarterly periods ended December 31, 2011 and March 31, 2012 could be restated. However, such a restatement would have no effect on our cash balance.  Additionally, a change in accounting treatment may also affect the timing and amount of future revenue and/or expense recognition.

We are dependent on our collaboration agreement with Janssen to further develop and commercialize our BTK inhibitor ibrutinib (formerly PCI-32765) globally. The failure to maintain this agreement or the failure of Janssen to perform its obligations under this agreement, could negatively impact our business.

Pursuant to the terms of our collaboration and licensing agreement with Janssen, we granted Janssen a license to co-develop (with us) our BTK Inhibitor ibrutinib globally, to co-commercialize it (with us) in the US, and to exclusively commercialize it outside of the US, in each case for all non-immunology related indications. Under a global development plan, each party will be responsible for conducting certain clinical trials, and the costs for those trials, together with other development costs, shall be shared 40% by us and 60% by Janssen. Upon approval, profits and losses will be shared 50%/50%.

We have limited control over the development or commercialization costs incurred by Janssen, and limited control over the implementation of development and commercial activities performed by them. Our costs and revenues are therefore tied to efforts made by ourselves and Janssen in developing and marketing our product. We have limited control over the amount of time and effort Janssen will devote to the development, manufacturing and commercialization of our BTK Inhibitor ibrutinib, and very limited control over the manner in which Janssen conducts its business with regard to obtaining regulatory and other approvals and commercializing the product, especially outside the US. Accordingly, our revenues and financial position may be adversely affected if Janssen does not dedicate sufficient time to the development and commercialization of the BTK Inhibitor ibrutinib, fails to obtain regulatory approvals, or otherwise fails to comply with its obligations under the agreement.

We are subject to a number of other risks associated with our dependence on our collaboration and license agreement with Janssen, including:

•	We and Janssen could disagree as to future development plans and Janssen may delay future clinical trials or stop a future clinical trial;

•
There may be disputes between us and Janssen, including disagreements regarding the collaboration and license agreement, that may result in (1) the delay of or failure to achieve regulatory and commercial objectives that would result in milestone or profit share payments, (2) the delay or termination of any future development or commercialization ibrutinib, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•
Janssen may not provide us with timely and accurate information regarding supply forecasts, which could adversely impact our ability to comply with our supply obligations to Janssen and manage our own inventory of ibrutinib, as well as our ability to generate accurate financial forecasts;

•	Business combinations or significant changes in Janssen's business strategy may adversely affect Janssen's ability or willingness to perform its obligations under our collaboration agreement;

•
If Janssen is unsuccessful performing clinical trials, or in obtaining regulatory approvals for or commercializing ibrutinib outside the US, we may not receive certain additional milestone payments or any profit payments under the collaboration and license agreement and our business prospects and financial results may be materially harmed;

•
Janssen may not comply with applicable regulatory requirements or guidelines with respect to developing or commercializing ibrutinib, which could adversely impact future development or sales of ibrutinib globally.

The collaboration and license agreement is subject to early termination, including through Janssen's right to terminate without cause upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization of ibrutinib on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of ibrutinib on our own.

If our collaboration is unsuccessful or is terminated by Janssen, we might not effectively develop and market our BTK Inhibitor ibrutinib.

Integral to the success of our collaboration with Janssen is our ability to timely achieve certain milestones and obtain regulatory approvals. Our collaboration with Janssen may be unsuccessful. Under the terms of our agreement, Janssen may terminate its agreement with us without cause and upon short notice. Termination of our agreement would hinder our efforts to effectively develop and commercialize the BTK Inhibitor ibrutinib. There would be a delay in getting our product to market. Such delay would likely result in higher costs for us and could adversely affect any progress we have made in clinical trials.

We may have difficulty finding another collaboration partner on favorable terms if Janssen terminates our agreement. We might not be able to raise capital on our own. We do not have sufficient skilled personnel to fully assist in global development or marketing endeavors. As we currently lack the resources to properly develop, market and commercialize the BTK Inhibitor ibrutinib, we may be unable to continue to develop the BTK Inhibitor ibrutinib without the continued assistance of Janssen.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item  3.                         Defaults Upon Senior Securities

Not Applicable.

Item  4.                         Mine Safety Disclosures

Not Applicable.

Item  5.                         Other Information

Not Applicable.

Item  6.                         Exhibits

10.1	Seventh Amendment to Lease by and between the Company and Metropolitan Life Insurance Company, dated February 14, 2012.
10.2	Amendment No. 1 to the Collaboration Agreement by and between the Company and Les Laboratoires Servier and Institut De Recherches Internationales Servier, dated January 5, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of VP Finance & Administration.
32.1	Section 1350 Certifications of CEO and VP Finance & Administration.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: May 10, 2012	By:	/s/ ROBERT W. DUGGAN

Robert W. Duggan
Chairman of the Board and Chief Executive Officer

Dated: May 10, 2012	By:	/s/ RAINER M. ERDTMANN

Rainer M. Erdtmann
Vice President, Finance & Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
10.1	Seventh Amendment to Lease by and between the Company and Metropolitan Life Insurance Company, dated February 14, 2012.
10.2	Amendment No. 1 to the Collaboration Agreement by and between the Company and Les Laboratoires Servier and Institut De Recherches Internationales Servier, dated January 5, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certification of VP, Finance & Administration.
32.1	Section 1350 Certifications of CEO and VP, Finance & Administration.