Form 10-K
period 2012-06-30
PHARMACYCLICS INC
filed 2012-09-05
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
____________________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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
____________________________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $684,187,189 based on the closing sale price of the Registrant's common stock on The NASDAQ Stock Market LLC on the last business day of the Registrant's most recently completed second fiscal quarter.  Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of August 20, 2012 was 69,514,146.
____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Form 10-K:  the Definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2012

			Page
PART I

Item	1.	Business	2
Item	1A.	Risk Factors	23
Item	1B.	Unresolved Staff Comments	41
Item	2.	Properties	41
Item	3.	Legal Proceedings	41
Item	4.	Mine Safety Disclosures	42

PART II

Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	43
Item	6.	Selected Financial Data	45
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item	8.	Financial Statements and Supplementary Data	62
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	91
Item	9A.	Controls and Procedures	91
Item	9B.	Other Information	92

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	93
Item	11.	Executive Compensation	93
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	93
Item	13.	Certain Relationships and Related Transactions and Director Independence	93
Item	14.	Principal Accountant Fees and Services	93

PART IV

Item	15.	Exhibits and Financial Statement Schedules	94

Signatures
Exhibits Index

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

Item 1.    Business

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. Our corporate mission statement reads as follows: To build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious medical healthcare needs; To identify promising product candidates based on exceptional scientific development expertise, develop our products in a rapid, cost-efficient manner and to pursue commercialization and/or development partners when and where appropriate. We exist to make a difference for the better and these are important times to do that.

Presently, we have three product candidates in clinical development and several preclinical molecules in lead optimization. We are committed to high standards of ethics, scientific rigor, and operational efficiency as we move each of these programs toward potential commercialization. To date, nearly all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not anticipate the generation of any product commercial revenue until we receive the necessary regulatory and marketing approvals to launch one of our products.

During the fiscal year ended June 30, 2012, we exited the development stage, as defined in Financial Accounting Standards Board Accounting Standards Codification Topic 915, “Development Stage Entities” with the signing of our first significant collaboration with Janssen Biotech, Inc. (“Janssen”) (See Note 4 to the Consolidated Financial Statements), from which we received our first significant revenue from principal operations, reflective that we are no longer in the development stage.

In 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated), including technology and intellectual property relating to drugs that target histone deacetylase (“HDAC”) enzymes (specific and multiple isoforms), a Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases and B-cell associated tyrosine kinase inhibitors potentially useful for the treatment of lymphomas/leukemias, anti-inflammatory and autoimmune diseases. Since that time we have advanced these programs by bringing several product candidates into clinical development.

We are headquartered in Sunnyvale, California and are listed on NASDAQ under the symbol PCYC. To learn more about how Pharmacyclics advances science to improve human healthcare visit us at http://www.pharmacyclics.com. Information found on our website is not incorporated by reference into this report.

Our Pipeline

Our clinical development and product candidates are small-molecule enzyme inhibitors designed to target key biochemical pathways involved in human diseases with critical unmet needs. We currently have three proprietary drug candidates under clinical development and several preclinical lead molecules. These include: an inhibitor of Bruton’s tyrosine kinase (“BTK”) ibrutinib (PCI-32765, hereafter referred to as ibrutinib) currently initiating Phase III studies in hematologic malignancies, a BTK inhibitor lead optimization program targeting anti-inflammatory and autoimmune indications, an inhibitor of Factor VIIa (“PCI-27483”) in a Phase II clinical trial in pancreatic cancer and a HDAC inhibitor abexinostat (formerly known as PCI-24781) currently in Phase I and II clinical trials in solid tumors and hematological malignancies.

Status of Products in Pre-Clinical and Clinical Development

The table below summarizes our pre-clinical programs and clinical product candidates and their stage of development:

Product Candidates	Disease Indication	Development Status (1)
Ibrutinib (PCI-32765)	B-cell lymphomas:	Multiple trials (Phase I, II, III)
BTK Inhibitor	• Treatment naive and relapsed/refractory chronic lymphocytic leukemia
• Relapsed/refractory mantle cell lymphoma
• Treatment naive and relapsed/refractory diffuse large B-cell lymphoma
• Relapsed/refractory follicular lymphoma

	Relapsed/refractory Multiple myeloma	Phase Ib/II

BTK Inhibitor lead optimization program	Autoimmune and anti-inflammatory disease	Lead optimization and preclinical testing
Abexinostat (PCI-24781) HDAC Inhibitor	Relapsed/refractory lymphomas Relapsed soft tissue sarcoma Relapsed solid tumors	Multiple trials (Phase I, II)
PCI-27483 Factor VIIa Inhibitor	Pancreatic cancer	Phase II
HDAC8 Inhibitor Program	Cancer	Lead optimization and preclinical testing

(1)
“Phase I” means initial human clinical trials designed to establish the safety, dose tolerance, pharmaconkinetics (i.e., absorption, metabolism, excretion) and pharmacodynamics (i.e. biological markers for activity) of a compound. “Phase II” means human clinical trials designed to establish safety, optimal dosage and preliminary activity of a compound in a patient population. “Phase III” means human clinical trials designed to establish the safety and efficacy of a compound. These are the most important trials required by the Food and Drug Administration (“FDA”) and are done to rigorously establish the clinical benefit and safety profile of a drug in a particular patient population. “Preclinical” means the stage of drug development prior to human clinical trials in which a molecule is optimized for “drug like” properties and evaluated for efficacy, pharmacokinetics, pharmacodynamics and safety.

Our Drug Development Programs

BTK Inhibitor Program

We are pioneering the development of orally bioavailable inhibitors of BTK, a signaling protein that is critically important for the activity of B-cells (immune cells that can develop into antibody producing cells). B-cell lymphomas and leukemias, which are common blood cancers, result from mutations acquired during B-cell development that lead to uncontrolled B-cell proliferation. Also, when B-cells are overactive, the immune system can produce antibodies that begin to attack the body’s own tissue, leading to autoimmune diseases. Both autoimmune diseases and B-cell malignancies are thought to be driven by overactive signaling and activation of the B-cell antigen receptor, a process that is dependent on BTK.

We have developed ibrutinib, which has demonstrated clinical activity and tolerability in Phase I and Phase II clinical trials in a variety of B-cell malignancies, including chronic lymphocytic leukemia (“CLL”) and a number of non-Hodgkin’s lymphoma (“NHL”) subtypes. CLL, mantle cell lymphoma (“MCL”), follicular lymphoma (“FL”), diffuse large B-cell lymphoma (“DLBCL”) and multiple myeloma (“MM”) are specific indications of our current or planned Phase Ib/II and Phase III development program. We are currently using a multi-tier preclinical testing strategy to optimize inhibitors of BTK for anti-inflammatory and autoimmune diseases.

Mechanism of Action

Ibrutinib is a potent and selective small molecule inhibitor of BTK, a signaling kinase expressed in B-cells (white blood cells which help to fight infections). BTK is an enzyme that functions downstream of the B-cell antigen receptor (“BCR”), which is a protein on the surface of B-cells. When engaged, the BCR signaling pathway causes the B-cell to grow and develop. In a study funded entirely by Pharmacyclics, we found that selective inhibition of BTK with ibrutinib blocks B-cell receptor signaling and prevents B-cell activation (Honigberg et al., Proc Natl Acad Sci USA, 2010; 107: 13075-80). Ibrutinib binds covalently to the active site (cysteine-481) of BTK, thereby inhibiting the activity of BTK (IC50 of 0.5 nM). Importantly, BTK is not found in T-cells (a type of white blood cell that plays a key role in the immune system function). In vitro exposure of T-cells to ibrutinib shows that ibrutinib does not affect T-cell receptor signaling. Ibrutinib is a selective inhibitor and does not appear to bind to other cellular proteins, with few exceptions, as strongly and as rapidly as it does to BTK. In humans, the levels of ibrutinib in the blood are reduced by half within 2 to 4 hours of peak exposure. With the combination of irreversible “on-target” kinase inhibition and rapid elimination from the blood, we achieve 24-hour BTK inhibition with once daily dosing while reducing the duration of reversible inhibition of many “off-target” kinases. This has clinical relevance, as off-target kinase interactions can have an adverse effect on drug-safety profiles.

In CLL, multiple studies have documented evidence of enhanced BCR signaling, especially in patients with immunoglobulin variable heavy chain (IgVH) unmutated disease or those with increased ZAP-70 expression, which are predictors of poor prognosis to cytotoxic chemotherapy. We have recently published a detailed study demonstrating that ibrutinib promotes apoptosis, inhibits proliferation and also prevents CLL cells from responding to survival stimuli provided by the microenvironment (Herman et al, Blood, 2011; 117:6287-6296). In this study, treatment of activated CLL cells with ibrutinib inhibited the phosphorylation activity of BTK and effectively abrogated BTK-dependent downstream survival pathways including those involving ERK1/2, PI3K and NF-κB. Additionally, ibrutinib inhibited activation-induced proliferation of CLL cells in vitro, effectively blocking survival signals provided externally to CLL cells by components of the microenvironment including soluble factors (CD40L, BAFF, IL-6, IL-4 and TNF-α), fibronectin engagement and stromal cell contact.

Several lines of evidence suggest that signaling through the BCR pathway is necessary to sustain the viability of B-cell lymphomas, and BTK recently was identified in a siRNA screen as an essential kinase for survival in a subset of diffuse large cell lymphomas driven by activated BCR. In these cells, chronic active BCR signaling drives constitutive NF-κB signaling blocking apoptosis; blocking BTK with ibrutinib was shown to promote apoptosis in these cells (Davis et al., Nature, 2010; 463: 88-94).

Ibrutinib Clinical Development Update

During the fiscal year ended June 30, 2012, we provided updates on several of our clinical programs. The following is a summary of the clinical updates:

At the 2011 American Society of Hematology Annual meeting in December 2011, we presented interim results of our Phase II study in MCL patients. In the Phase II study PCYC-1104, ibrutinib was administered orally at 560 mg daily until disease progression. Efficacy data was reported on 51 patients (31 patients had bortezomib-naive disease, 20 patients had previously received bortezomib) who had post-baseline tumor assessments and were thus evaluable for response. The objective response rate (“ORR”), according to the 2007 Non-Hodgkin's Lymphoma International Working Group criteria, was 69% (35/51 patients). ORR was similar in bortezomib-naive and bortezomib-exposed patients (71% and 65%, respectively). At the time of the analysis 31 of 35 (89%) responding patients had ongoing responses at the median follow-up of 3.7 months. Consistent with previous trials of ibrutinib, the most common adverse events reported in this trial were Grade 1 (mild) or 2 (moderate) fatigue, diarrhea and nausea. Three patients discontinued the study at that time due to adverse events regardless of causality.

At the 2012 Annual Meeting of the American Society of Clinical Oncology (“ASCO”) in June 2012, we presented for the first time data of our single agent Phase Ib/II study in the treatment-naive cohort in Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma (“CLL/SLL”) patients. The Phase II study PCYC-1102 included a total of 31 treatment-naive elderly (≥ 65 years) patients with CLL/SLL enrolled at two daily dose levels of ibrutinib, 420 mg (n=26) and 840 mg (n=5), respectively. At the median follow-up of 14.4 months in the 420 mg cohort, the overall response rate, including complete and partial responses, was 81% as measured by the 2008 International Workshop on Chronic Lymphocytic Leukemia (“IWCLL”) criteria. Notably, complete response (no evidence of disease as measured by radiographic, blood and bone marrow) was achieved in 12% (n=3 patients) with ibrutinib as a single agent. The clinical responses (complete and partial) have been independent of high-risk clinical or genetic features. At the median follow-up of 14.4 months, the probability of progression free survival (“PFS”) was 96% in the 420 mg cohort. The study safety profile of ibrutinib was particularly notable for minimal off target toxicities, consistent with earlier trials. The most common adverse events were Grade 1/2 diarrhea, nausea and fatigue. Grade 3 and Grade 4 hematologic events potentially related to ibrutinib occurred in 12% of patients. Of the 31 patients on the trial at the time of the analysis, there was only 1 patient that had discontinued due to disease progression.

PCYC-1102 elderly treatment-naive CLL/SLL patients Progression Free Survival Probability as presented at ASCO in June 2012:

PCYC-1102-CA: Progression-free Survival

Treatment-naïve patients ≥ 65 yrs

Estimated 15 mo PFS at 420 mg/d = 96%

PFS Probability
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
420mg/Day - Naive (N=26)
840mg/Day - Naive (N=5)
+ Censored
0
2
4
6
8
10
12
14
16
18
20
Months on Study

Data cut-off 13MAR2012

The first results of Phase II study PCYC-1109 were also presented at ASCO in June 2012 and included a total of 27 patients with Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma/Prolymphocytic Leukemia (“CLL/SLL/PLL”) (n=24) and Richter's transformation (n=3) that were treated in cohort one, in which ibrutinib (420 mg) was followed by concomitant ofatumumab with continued ibrutinib until progression. The combination was well tolerated, as indicated by reports that the majority of adverse events were Grades 1/2. No new safety signals were identified. At the time of the analysis for the CLL/SLL/PLL patients, the overall response rate, as measured by IWCLL criteria, and the progression free survival probability were both 100% at the median follow-up of 9.8 months. Also at the time of the analysis, 89% of CLL/SLL/PLL patients remained on study and only 1 patient had discontinued treatment by proceeding to stem cell transplant. The results of this Phase II study, as presented at ASCO in June 2012, included achievement of 100% tumor response, rapid onset of response, low relapse rate and a favorable safety profile which make this combination worthy of further study. Cohorts evaluating other therapeutic sequences with ofatumumab and ibrutinib are currently underway.

PCYC-1109 ibrutinib in combination with ofatumumab in relapsed or refractory CLL/SLL patients Progression Free Survival Probability as presented at ASCO in June 2012:

Progression-free Survival (CLL/SLL/PLL)

PFS Kaplan-Meier Curve
PFS Probability
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
1: CLL/SLL/PLL (N=24)
+ Censored
AtRisk 24 24 24 24 23 12 4 0
0 2 4 6 8 10 12 14
Months on Study

The Phase II Study PCYC-1108 was also presented at ASCO in June 2012 and enrolled a total of 30 patients treated with a combination of bendamustine and rituximab; 37% were considered refractory (treatment free interval ≤ 12 mo) to a purine analog (e.g. fludarabine) containing regimen and 13% refractory to bendamustine. Patients received ibrutinib in combination with bendamustine/rituximab. The combination therapy was well tolerated and there were no discontinuations due to adverse events. At the median follow-up of 8.1 months, the progression free survival probability was 90%. The overall response rate was 93%. Only 2 patients had reported progressive disease at the time of the analysis, an additional 5 patients had proceeded to stem cell transplant and 23 (77%) patients remained on study.

PCYC-1108 ibrutinib in combination with bendamustine/rituximab in relapsed or refractory CLL/SLL patients. Progression Free Survival Probability as presented at ASCO in June 2012:

Ibrutinib + BR Progression-free Survival

Censored
Survival Probability
1.0
0.8
0.6
0.4
0.2
0.0
30
29
28
16
3
0
0.0
2.5
5.0
7.5
10.0
12.5
Months on Study

The Phase II Study PCYC-1102 was also presented at the 17th Congress of the European Hematology Association (“EHA”) in June 2012. This single agent study included a total of 92 patients with CLL/SLL (61 relapsed/refractory patients and 31 treatment-naive patients) enrolled at two daily dose levels of ibrutinib (420 mg and 840 mg). In addition to the data reported June 6, 2012 at ASCO on the treatment-naive patients, this oral presentation provided updated PFS data in the relapsed/refractory patient population. At the median follow-up of 17.5 months, the progression free survival probability in the 420 mg cohort was 87.7%. High risk relapsed/refractory patients with 17p deletion (N=20) and IgVH unmutated status (N=42), had an estimated 18-month PFS of >70% and >80%, respectively at the time of the analysis.

PCYC-1102 ibrutinib in relapsed or refractory CLL/SLL patients.
Progression Free Survival Probability as presented at EHA in June 2012:

PCYC-1102-CA: Progression-free Survival

Relapsed/refractory by dose

Estimated 18 mo PFS at 420mg/d = 87.7%

PFS Probability
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
420 mg/day – R/R (N=27)
840 mg/day – R/R (N=34)
0
2
4
6
8
10
12
14
16
18
20
Months on Study

Data cut-off 13MAR2012

The Phase II study PCYC-1108 was further updated during EHA in June of 2012. In addition to the ibrutinib plus BR data reported at ASCO the FCR combination study cohort (N=3) was presented. It required patients to be fludarabine naive and due to poor enrollment the cohort was suspended. At the median follow-up of 8.5 months all three patients had achieved an objective response, with two patients achieving minimal residual disease negative (“MRD-Negative”) complete responses and at the time of analysis all patients remained progression free.

The Phase II Study PCYC-1106 using ibrutinib in patients with relapsed or refractory DLBCL completed enrollment in calendar Q2 2012 with 70 patients. This study is designed to assess the activity of ibrutinib in two genetically distinct subtypes of DLBCL, the activated B-cell (“ABC”) subtype and the germinal center (“GC”) subtype. The Company will evaluate over the next 12 months the data generated by this ongoing Phase II study to prepare a clinical development plan for ibrutinib in DLBCL.

 We are encouraged by preliminary signals from our Phase I single agent trial, PCYC-04753, in follicular lymphoma and are currently developing a Phase II program in this histology.

 The Phase II Study PCYC-1111 using ibrutinib in patients with relapsed or refractory MM started enrollment in calendar Q1 2012. The Company will evaluate over the next 12 months the data generated by this ongoing Phase II study to prepare a clinical development plan for ibrutinib in MM. Based on preclinical data of effects on the myeloma microenvironment as well as direct effects on malignant myeloma cells, we believe that BTK represents a viable therapeutic target in MM.

We have also initiated the first pivotal Phase III study in CLL/SLL. The Phase III randomized controlled study, PCYC-1112, RESONATETM, is designed to demonstrate superiority of ibrutinib to ofatumamab in relapsed or refractory CLL/SLL with a primary endpoint of progression free survival. The study is anticipated to enroll 350 patients that will be randomized 1:1.

Ibrutinib (PCI-32765) Worldwide Collaboration with Janssen

In December 2011, we entered into a worldwide collaboration and license agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, to develop and commercialize ibrutinib, a novel, oral, first-in-class BTK inhibitor being developed for the treatment of hematological malignancies, including non-Hodgkin's lymphoma, chronic lymphocytic leukemia and multiple myeloma.

Pharmacyclics and Janssen will collaborate on the development of ibrutinib for oncology and other indications, excluding all immune mediated diseases or conditions and all psychiatric or psychological diseases or conditions. Each company will lead development for specific indications as stipulated in a global development plan. The agreement includes plans to launch multiple Phase III trials of ibrutinib over the next several years.

Following regulatory approval, both Pharmacyclics and Janssen will book revenue and co-commercialize ibrutinib. In the U.S., Pharmacyclics will book sales and take a lead role in U.S. commercial strategy development and both Pharmacyclics and Janssen will share in commercialization activities. Outside the United States, Janssen will book sales and lead and perform commercialization activities. Profits and losses from the commercialization activities will be equally split on a worldwide basis. Development and commercialization activities under the collaboration will be managed through a shared governance structure.

Our partner Janssen has initiated the following studies:

•
Phase III study of ibrutinib in combination with bendamustine and rituximab in patients with relapsed/refractory CLL/SLL: A randomized, multi-center Phase III, double blinded, placebo controlled, registration trial of ibrutinib in combination with bendamustine and rituximab in relapsed/refractory CLL/SLL patients who received at least one line of prior systemic therapy. The primary endpoint of the study is to demonstrate a clinically significant improvement in progression-free survival versus bendamustine and rituximab therapy alone. The key secondary endpoints include overall response rate, overall survival and other measures of clinical benefit. This global study is initiated by Janssen and Janssen plans to enroll 580 patients worldwide.

•
Phase III study (outside the US) of ibrutinib versus temsirolimus in patients with relapsed or refractory MCL who have received one prior therapy: A randomized, multi-center Phase III registration trial of ibrutinib as a monotherapy in relapsed/refractory MCL patients who received at least one prior rituximab-containing chemotherapy regimen. The primary endpoint of the study is progression free survival when compared to temsirolimus. The key secondary endpoints include overall response rate, overall survival rate and other measures of clinical benefit. This study, initiated by Janssen, will be conducted outside the US and Janssen plans to enroll 280 patients.

•
Phase II study of ibrutinib in patients with mantle cell lymphoma who progress after bortezomib therapy: A single-arm, multi-center Phase II trial of ibrutinib as a monotherapy in relapsed/refractory MCL patients who received at least one prior rituximab-containing chemotherapy regimen and who progressed after bortezomib therapy.The primary endpoint of the study is overall response rate. The key secondary endpoints include duration of response, progression-free survival rate, and other measures of clinical benefit. This global study, conducted by Janssen, is open and Janssen plans to enroll 110 patients worldwide.

•
Phase II dose escalating study of ibrutinib in combination with R-CHOP in patients with newly diagnosed DLBCL: The purpose of this study is to identify if, and at what dose, ibrutinib may be administered with R-CHOP and to document responses of this combination in patients with newly diagnosed DLBCL. This multi-center global study, conducted by Janssen, is open and Janssen plans to enroll up to 42 patients.

See “Collaborations and Other Agreements” below for terms of the agreement between Pharmacyclics and Janssen.

Orphan Drug Designation

In the U.S., the FDA granted orphan drug designation to ibrutinib for the treatment of chronic lymphocytic leukemia on March 27, 2012. A U.S. orphan drug designation provides the drug developer with several benefits and incentives related to the orphan drug, including a 7-year period of U.S. marketing exclusivity if the drug is the first of its type approved for the specified indication.

The European Commission (“EU”) has adopted the decision on April 26, 2012 that ibrutinib for the treatment of chronic lymphocytic leukemia is designated as an orphan medicinal product. An EU orphan drug designation provides the drug developer with several benefits and incentives related to the orphan drug, including market exclusivity for 10 years after approval if the drug is the first of its type approved for the specified indication.

 Ibrutinib Patents

Pharmacyclics owns or controls patents and patent applications in the U.S. and fifteen other international (“ex-U.S.”)  territories, including Europe, Canada, Mexico, Japan, China, India, South Korea, Australia and Brazil, that claim the ibrutinib compound and related BTK inhibitor compounds as compositions of matter, pharmaceutical compositions in which the ibrutinib compound or related BTK inhibitor compound is the active ingredient, methods of manufacturing such compounds and compositions, and methods of using such compounds and compositions for the treatment of various diseases. The projected duration of global coverage is through December 2026, subject to any patent term extensions that may be obtained in certain territories, which can be for up to five years. In January 2012, the Company announced the United States Patent & Trademark Office issued a patent (8,088,781) entitled "Inhibitors of Bruton's Tyrosine Kinase" and specifically claiming "an inhibited tyrosine kinase comprising an irreversible BTK inhibitor having a covalent bond to a cysteine residue of a Bruton's tyrosine kinase (BTK)".

BTK Inhibitor Market Opportunity

There are significant and distinct areas of unmet medical need across the NHL subtypes. Within the indolent lymphomas, we believe a need exists for active therapies that avoid the toxicities typically seen with conventional chemotherapies. Such active therapies are needed as part of effective combinations early in the course of treatment, and also as effective single-agent treatments later in the course of disease progression. In particular, drugs which are well tolerated and which do not limit subsequent treatment options because of bone marrow or other organ toxicity are needed. In the aggressive lymphomas, it is our belief that the need exists for agents that can combine with standard therapies to improve cure rate, and for agents that are effective in patients that fail potentially curative therapy.

BTK Inhibitor for Autoimmune Diseases Pre-Clinical Development

In animal models of rheumatoid arthritis, we have observed that once daily oral administration of our proprietary BTK inhibitors leads to regression of established disease. Based on data from a study funded entirely by Pharmacyclics, we reported that our BTK inhibitors reduce cytokine releases from human monocytes in cell culture and reduced inflammatory synovitis, pannus formation, synovial fluid cytokines, cartilage damage and bone erosion in mice with collagen-induced arthritis (Chang et al., ACR Annual Meeting Abstracts, 2010). Currently we are working on a series of BTK inhibitors which are being optimized preclinically for eventual treatment of patients with anti-inflammatory and autoimmune diseases, including rheumatoid arthritis.

Factor VIIa Inhibitor Program

Factor VII is an enzyme that becomes activated (“FVIIa”) by binding to the cell surface protein tissue factor (“TF”), a protein found in the body that helps to trigger the process of blood clotting in response to injury. TF is over expressed in many cancers including gastric, breast, colon, lung, prostate, ovarian and pancreatic cancers. In these tumors, the FVIIa/TF complex induces intracellular signaling pathways by activating protease activated receptor 2 (“PAR-2”), another cell-surface protein. This in turn increases the expression of interleukin-8 (“IL-8”), a protein produced by white blood cells and other immune cells in response to pathogenic stimulation, and vascular endothelial growth factor (“VEGF”), a signal protein produced by cells that stimulate the growth of blood vessels. Both proteins play an important role in tumor growth and metastases as well as angiogenesis (growth of new blood vessels). FVIIa/TF complex also initiates the coagulation (a process by which blood forms clots) processes implicated in the high incidence of thromboembolic (the process by which the blood clots within a blood vessel) complications seen in patients with TF-expressing cancers. Thromboembolic events are a major cause of death in patients with cancer and anticoagulant treatment has been shown to improve survival in a variety of cancers (Klerk et al. JCO. 2005).

PCI-27483 Factor VIIa Inhibitor

Our Factor VIIa inhibitor PCI-27483 is a novel first-in-human small molecule inhibitor that selectively targets FVIIa. As an inhibitor of FVIIa, PCI-27483 has two potential mechanisms of action: 1) inhibition of intracellular signaling involved in tumor growth and metastases and 2) inhibition of early coagulation processes associated with thromboembolism.

Factor VIIa PCI-27483 Clinical Development Update

A multicenter Phase I/II of PCI-27483 in patients with locally advanced or metastatic pancreatic cancer that are either receiving or are planned to receive gemcitabine therapy has completed enrollment. The Phase II portion of the study randomized patients to receive either gemcitabine alone or gemcitabine plus PCI-27483 (1.2 mg/kg twice daily). The objectives are to assess the safety of FVIIa Inhibitor PCI-27483 at pharmacologically active dose levels, to assess potential inhibition of tumor progression and to obtain initial information of the effects on the incidence of thromboembolic events. Data from initial efficacy analysis is expected to report out late 2012. Due to a paradigm shift away from the use of gemcitabine alone for the treatment of pancreatic cancer, enrolling patients in this randomized study has been challenging. PCYC is evaluating other alternatives for development of this agent.

PCI-27483 Patents

PCI-27483 is covered by U.S. patents and patent applications and counterpart patents and patent applications in fourteen ex-U.S. territories, including Europe, Canada, Mexico, Japan, China, India, South Korea, Australia and Brazil. The projected duration of this coverage is through at least December 2023, subject to any patent term extensions that may be obtained in certain territories, which can be for up to five years.

Histone Deacetylase Inhibitor Program

Histone deacetylases (“HDACs”) are well-validated drug targets in a number of disease areas including cancer. These enzymes control several vital cellular processes, such as transcription, cell cycle progression, protein transport and degradation etc, and their activity is often dysregulated in cancer. Classically, the major function of these enzymes is controlling the expression of genes, i.e. whether genes are turned “on” or “off” via epigenetic mechanisms. In cancer, HDACs are often differentially expressed from normal cells, resulting in gene expression changes that favor a tumor’s ability to multiply, to avoid apoptosis (i.e. programmed cell death) or to become resistant to chemotherapy. Treatment with HDAC inhibitors reverses these changes, resulting in cancer cell death in vitro (i.e. in cultured cells) and tumor growth inhibition in vivo (i.e. in animals) at non-toxic concentrations.

Abexinostat (PCI-24781) Pan-HDAC Inhibitor

Abexinostat is an orally dosed, broad spectrum, hydroxamic acid-based small molecule HDAC inhibitor that is under evaluation in phase I and II clinical trials for refractory solid tumors and lymphoma by Pharmacyclics and its ex-U.S. partner, Les Laboratoires Servier of Paris, France (“Servier”). Abexinostat has shown promising anti-tumor activity in vitro and in vivo (Buggy et al, Mol Cancer Ther 2006; 5: 1309-17).

Abexinostat treatment leads to synergistic efficacy in tumor cells in combination with many cancer therapeutics, such as bortezomib, as well as DNA-damaging agents such as radiation (Banuelos et al Clin Cancer  Res 2007 13:6816-26) and chemotherapy agents such as doxorubicin (Lopez et al, Clin Cancer Res 2009 15:3472-83, Yang et al, Anticancer Res. 2011 31:1115-23).  In lymphoma cells, abexinostat together with bortezomib greatly enhances proteasome and NF-kB inhibition, increases oxidative stress, causes cell cycle arrest and results in increased cell death (Bhalla et al Clin Cancer Res 2009 15:3354-65). In solid tumor cells, we have shown that abexinostat inhibits DNA repair following damage by radiation or chemotheraputic agents, thereby enhancing the efficacy of these anti-cancer agents. The mechanism of the synergy may involve inhibition of the homologous recombination pathway, a major double-strand break (“DSB”) repair pathway. In a study funded entirely by Pharmacyclics, we showed that abexinostat also effectively synergizes with inhibitors of single-strand break repair such as poly ADP ribose polymerase inhibitors (PARP is a protein important for repairing single-strand breaks in DNA) (Adimoolam et al 2007). Furthermore, abexinostat demonstrated highly synergistic growth inhibition of chemotherapy-resistant tumors in combination with chloroquine (an inhibitor of autophagy, a protective mechanism in cells under stress), particularly in certain subtypes of sarcoma (Lopez et al. Cancer Res 2010 71:185-96). Recent preclinical publications have also demonstrated activity of abexinostat in a mouse model of gallbladder carcinoma (Kitamura et al J Hepatology 2011) and in combination with radiation on breast cancer stem cells (Al-Assar et al Cancer Biol & Ther 11: 1028-36, 2011).

Abexinostat Clinical Development Update

Abexinostat has been tested in several clinical trials in the U.S. by Pharmacyclics and globally ex-U.S. by our partner Servier. In the U.S., Pharmacyclics has completed two Phase I studies using abexinostat as a single agent in patients with advanced solid tumors, and has completed enrollment in a Phase I/II trial in sarcoma patients (in combination with doxorubicin, an anti-tumor agent) and a Phase I/II trial testing abexinostat single agent in patients with relapsed or refractory NHL. In the sarcoma trial, co-sponsored by the Massachusetts General Hospital and Dana-Farber Cancer Institute, the Phase I dose escalation has been completed and the maximum tolerated dose in combination with doxorubicin has been established. Results from this study have been submitted as an abstract to the Connective Tissue Oncology Society (“CTOS”) Annual Meeting to be held in November 2012. The single agent NHL trial has also completed enrollment in the Phase II arm with 16 patients in multiple relapsed follicular lymphoma and 14 patients in relapsed mantle cell lymphoma. The results of this study will be submitted as an abstract to the 2012 ASH Annual Meeting. A Phase I Investigator-sponsored trial of abexinostat in combination with the multi-targeted tyrosine kinase inhibitor pazopanib has been initiated at University of California, San Francisco, and the first dose cohort is being enrolled. Our collaboration partner for ex-U.S. markets, Servier, has initiated seven Phase I/II trials in Europe and Asia in lymphomas and solid tumors with abexinostat as single agent and in combination with other chemotherapeutic agents including cisplatin, liposomal doxorubicin and FOLFOX. The Phase II portion of Servier's single agent lymphoma trial was opened in Q4 of calendar 2011. Further analysis of these trials and any updates may be released by Servier.

Partnering

In April 2009, we entered into a collaboration agreement with Servier, pursuant to which we granted Servier an exclusive license for our pan-HDAC inhibitors, including abexinostat, for territories throughout the world excluding the United States and its possessions. Under the terms of the agreement, Servier will pay us for reaching various development and regulatory milestones and a royalty on sales outside of the United States. We will continue to own all rights within the United States.

Patents

Abexinostat and pan-HDAC inhibitors are covered by patents and patent applications in the U.S. and fifteen other ex-U.S. territories, including Europe, Canada, Mexico, Japan, China, India and Brazil, that claim such compounds as compositions of matter, pharmaceutical formulations of such compounds, and methods of using such compounds and formulations for the treatment of various diseases. The projected duration of such global patent coverage is through at least 2024, subject to any patent term extensions that may be obtained in certain territories, which can be for up to five years.

HDAC8-specific Inhibitor Program

Our scientists have been in the forefront of research into inhibitors for specific HDAC enzymes beginning with the cloning of the human HDAC8 in 2000 (Buggy et al., Biochem.J 2000; 350(1):199-205). Since then, we were the first to publish the crystal structure of a human HDAC (“HDAC8”) in 2004 (Somoza et al., Structure 2004;12:1325-34), the first to publish the most selective inhibitor of human HDAC8 (“PCI-34051”) in 2008 (Balasubramanian et al., Leukemia 2008, 22:1026-34), and the first to discover a novel anti-inflammatory activity of a HDAC8 inhibitor (Balasubramanian et al., Blood [ASH Annual Meeting Abstracts], Nov 2008; 112: 2581), all of which studies were funded entirely by Pharmacylics.

HDAC8 inhibitors possess certain unique activities across a range of clinical indications, including T-cell malignancies, neuroblastoma and inflammation. Currently we are working on a series of HDAC8 Inhibitors that are being optimized in preclinical models.

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

We are subject to risks common to pharmaceutical companies developing products, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, uncertainty of market acceptance of our products, history of and expectation of future operating losses, reliance on collaborative partners, enforcement of patent and proprietary rights and the need for future capital. In order for a product to be commercialized, we must conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, build U.S. commercial capability, obtain market acceptance and, in many cases, obtain adequate coverage of and reimbursement for our products from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

Collaborations and Other Agreements

Collaboration and License Agreement with Janssen

In December 2011, we entered into a worldwide collaboration and license agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson to develop and commercialize ibrutinib, a novel, oral, BTK inhibitor, and certain compounds structurally related to ibrutinib, for oncology and other indications, excluding all immune mediated diseases or conditions and all psychiatric or psychological diseases or conditions, in the U.S. and outside the U.S.

The collaboration provides Janssen with a license to exploit the underlying technology exclusively outside of the U.S. (the “License Territory”) and co-exclusively with Pharmacyclics in the U.S.

The collaboration has no fixed duration or expiration date and provided for payments by Janssen to us of a $150,000,000 non-refundable upfront payment upon execution, as well as the potential to receive future milestone payments of up to $825,000,000 based upon continued development progress ($250,000,000), regulatory progress ($225,000,000) and approval of the product in both the U.S. and the License Territory ($350,000,000).

On August 1, 2012, we announced that we had triggered the first $50,000,000 milestone payment obligation from Janssen under the collaboration and license agreement as a result of the enrollment of a fifth patient in our international Phase III randomized, multicenter, open-label clinical trial of ibrutinib versus ofatumumab for patients with relapsed or refractory CLL/SLL. On August 20, 2012, we announced that we had triggered the second $50,000,000 milestone payment obligation from Janssen under the collaboration and license agreement as a result of the enrollment of a fifth patient in our single-arm, multi-center Phase II trial of ibrutinib in patients with relapsed or refractory MCL. We may receive up to an additional $725,000,000 in development and regulatory milestone payments; for total potential upfront and milestone payments of $975,000,000.

The agreement includes a cost sharing arrangement for associated development activities. Except in certain cases, in general Janssen is responsible for approximately 60% of development costs and we are responsible for the remaining 40% of development costs. In general, costs associated with commercialization will be included in determining pre-tax profit or pre-tax loss, which are to be shared by the parties 50/50.

The collaboration with Janssen provides us with an annual cap of our share of development costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement. In the event that our share of aggregate development costs in any given calendar year, together with any other amounts that become due from us, plus our share of pre-tax loss (if any) for any calendar quarter in such calendar year, less our share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the “Excess Amounts”) shall be borne by Janssen. The total Excess Amounts plus interest may not exceed $225,000,000.  Interest shall be accrued on the outstanding balance with interest calculated at the average annual European Interbank Offered Rate (“EURIBOR”) for the EURO or London Interbank Offered Rate (“LIBOR”) for U.S. Dollars as reported in the Wall Street Journal, plus 2%, calculated on the number of days from the date on which our payment would be due to Janssen. The interest rate on outstanding Excess Amounts shall not exceed 5% per annum, and shall not in the aggregate exceed an outstanding balance of $25,000,000.  The total Excess Amounts including any accrued interest may not exceed $225,000,000 at any given time.

In the event the Excess Amounts reach a maximum of $225,000,000, we shall be responsible for our share of development costs, together with any other amounts that become due from us, plus our share of any pre-tax loss beyond such maximum.

For all calendar quarters following the third profitable calendar quarter for the product, as determined in the agreement, we can no longer add to Excess Amounts and shall be responsible for our own share of development costs along with our share of pre-tax losses incurred in such quarters. Janssen may recoup the Excess Amounts, together with interest from our share of pre-tax profits (if any) in subsequent calendar quarters until the Excess Amounts and applicable interest has been fully repaid. At June 30, 2012, we did not have any Excess Amounts outstanding under these terms of the agreement. For the year ended, June 30, 2012, we recognized no interest expense in connection with the Excess Amounts.

The agreement also provides for 50/50 sharing of pre-tax profit or pre-tax loss from commercialization of any products resulting from the collaboration. Both parties have responsibilities for the development, manufacturing and marketing of products resulting from this agreement. Janssen has the sole responsibility and exclusive rights to commercialize the products in the License Territory. The parties hold joint responsibility and co-exclusive rights to commercialize the products in the U.S., and Pharmacyclics will serve as the lead party in such effort. We continue to work with Janssen on protocols and the design, schedules and timing of trials.

Collaboration and License Agreement with Servier

 In April 2009, we entered into a collaboration and license agreement with Servier to research, develop and commercialize abexinostat, an orally active, novel, small molecule inhibitor of pan-HDAC enzymes.  Servier is one of the leading independent pharmaceutical companies in France. Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the pan-HDAC inhibitor product worldwide except for the United States and its possessions. Pharmacyclics will continue to own all rights within the United States.

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

Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”)

In August 2011, we entered into a five-year CRADA with the NCI to collaborate on the development of ibrutinib. Under the Agreement, the NCI's Division of Cancer Treatment and Diagnosis plans to sponsor Phase I through Phase III trials of ibrutinib in various hematologic malignancies. In addition, we are participating in several other investigator sponsored trials.

The University of Texas License

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

Acquired Products

Celera Corporation

In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business  (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as approximately $97,000,000, although we currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to our HDAC Inhibitor program and approximately one-third relates to our Factor VIIa program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. There are no milestone payments related to our BTK program during the year ended June 30, 2012. In addition to the milestone payments, Celera will be entitled to royalty payments based on annual sales of drugs commercialized from our HDAC Inhibitor, Factor VIIa inhibitor and certain BTK Inhibitor programs.

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

Our patents, patent applications, and licensed patent rights cover various compounds, pharmaceutical formulations and methods of use. As of July 24, 2012, Pharmacyclics owns or holds licenses to:

•	53 issued U.S. patents; and

•	75 other pending U.S. patent applications.

These issued U.S. patents expire at various times depending on product programs (see above program sections). In addition, Pharmacyclics owns or holds licenses to approximately 144 issued foreign patents, 5 Patent Cooperation Treaty (“PCT”) patent applications, and more than 160 pending non-U.S. patent applications filed with the European Patent Office, and nationally in Canada, Japan, China, Australia and other international territories.

Some of these issued patents would be subject to potential patent term extensions in the U.S. and certain non-U.S. territories (up to five years depending on the territory).

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

Research and Development

The majority of our operating expenses to date have been related to research and development, or R&D. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D. R&D expenses were $54,537,000 in fiscal 2012 (net of $18,381,000 offset from the Janssen cost sharing arrangement), $34,482,000 in fiscal 2011 and $17,358,000 in fiscal 2010.

Marketing and Sales

During the year ended June 30, 2012, we commenced marketing and sales activities and plan to expand these activities during the fiscal year ending June 30, 2013. Marketing and sales expenses were $236,000 for the year ended June 30, 2012 and $0 for the years ended June 30, 2011 and June 30, 2010.

Manufacturing

We use third parties to manufacture various components of our products under development. We have entered into several clinical supply agreements with manufacturers.

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

The process required by the FDA before our products may be marketed in the U.S. generally involves the following:

•	completion of preclinical laboratory and animal tests;

•	submission of an Investigational New Drug (“IND”) application, which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy for each intended use;

•	submission to the FDA of a New Drug Application (“NDA”); and

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product candidate is made to assess compliance with the FDA’s current good manufacturing practice (“cGMP”) regulations.

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

The FDA regulates drug labeling and promotion activities. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. The FDA will permit the promotion of a drug for an unapproved use in certain circumstances, but subject to very stringent requirements. The Company, our partners, and our products are also subject to a variety of federal, state and foreign laws and regulations in those states or localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities. We are also subject to numerous federal, state, local and foreign laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

The FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Employees

As of June 30, 2012, we had 150 employees, all of whom were full-time employees. 118 of our employees are engaged in research, development, preclinical and clinical testing, manufacturing, quality assurance and quality control and regulatory affairs and 32 are in finance and administration.  19 of our employees have an M.D. or Ph.D. degree. Our future performance depends in significant part upon the continued service of our key scientific, technical and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

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

We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We are unable to entirely fund these efforts with our current financial resources.  We may also raise additional funds through the public or private sale of securities, bank debt, collaborations or otherwise. If we are unable to secure additional funds, whether through additional partnership collaborations, bank debt financings, or sale of our securities, we will have to delay, reduce the scope of or discontinue one or more of our product development programs.  Based upon the current status of our product development plans, we believe that our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs for at least the next twelve months. We may, however, choose to raise additional funds before then. Our actual capital requirements will depend on many factors, including:

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

We also expect to raise any necessary additional funds through the public or private sale of securities, bank debt financings, collaborative arrangements with corporate partners or other sources that may be highly dilutive, or otherwise disadvantageous, to existing stockholders or subject us to restrictive covenants. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. Additional funds may not be available on acceptable terms, if at all. Our failure to raise capital when needed and on acceptable terms would require us to reduce our operating expenses, delay or reduce the scope of or eliminate one or more of our research or development programs and would limit our ability to respond to competitive pressures or unanticipated requirements and to continue operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, regulatory approval may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products, which in turn would have a material adverse effect on our business, financial condition and results of operations:

•	failure to obtain and thereafter maintain requisite governmental approvals;

•	failure to obtain approvals for specific indications of our products under development;

•	identification of serious and unanticipated adverse side effects in our products under development; or

•	identification of previously unknown problems with the manufacturing or manufacturing processes for our products.

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

Additionally, clinical trials require substantial administration and monitoring. We may fail to effectively oversee and monitor the various trials we have underway at any particular time, which would result in increased costs or delays of our clinical trials or compromise our ability to obtain product approvals.

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

We have incurred significant operating losses since our inception in 1991 and, as of June 30, 2012, had an accumulated deficit of $401,139,000.  We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenue to cover our expenses.  All of our product candidates are in the early stages of development and the commercialization of those products will not occur, if at all, for at least the next several years.  While during the fiscal year ended June 30, 2012 we had net income of $11,986,000, we have not generated any commercial revenues from the sale of our products. Our sustaining profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and to obtain required regulatory approvals and to successfully manufacture and market our proposed product.

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

Our success depends in part upon our ability to protect and defend our proprietary technology and product candidates through patents and trade secret protection. We, therefore, aggressively pursue, prosecute, protect and defend patent applications, issued patents, trade secrets, and licensed patent and trade secret rights covering certain aspects of our technology. The evaluation of the patentability of United States and foreign patent applications can take years to complete and can involve considerable expense and uncertainty.

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

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. Although we take steps to protect our proprietary rights and information, including the use of confidentiality and other agreements with our employees and consultants, and in our academic and commercial relationships, these steps may be inadequate, these agreements may be violated, or there may be no adequate remedy available for a violation. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Furthermore, our trade secrets may become known to our competitors even in the absence of any violation of our rights. Our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in unpatented proprietary technology.

Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.

If we infringe the patents of others, we may be prevented from commercializing our products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. We own patents that claim our BTK inhibitor ibrutinib as a chemical entity. However, the existence of issued patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to patents which they may claim could be used to prevent or attempt to prevent us from commercializing our patented product candidates. If these other parties are successful in obtaining valid and enforceable patents, and establishing our infringement of those patents, we could be prevented from selling our BTK inhibitor ibrutinib or any of our other products unless we were able to obtain a license under such patents. If any license is needed it may not be available on commercially reasonable terms or at all.

Furthermore, we use significant proprietary technology and rely on unpatented trade secrets and proprietary know-how to protect certain aspects of our production and other technologies. Our trade secrets may become known or independently discovered by our competitors.

We are dependent on our collaboration agreement with Janssen to further develop and commercialize our BTK inhibitor ibrutinib (formerly PCI-32765) globally. The failure to maintain this agreement or the failure of Janssen to perform its obligations under this agreement, could negatively impact our business.

Pursuant to the terms of our collaboration and licensing agreement with Janssen, we granted Janssen a license to co-develop (with us) our BTK Inhibitor ibrutinib globally, to co-commercialize it (with us) in the U.S., and to exclusively commercialize it outside of the U.S., in each case for all non-immunology related indications. Under a global development plan, each party will be responsible for conducting certain clinical trials. The agreement includes a cost sharing arrangement for associated development activities. Except in certain cases, in general Janssen is responsible for approximately 60% of development costs and we are responsible for the remaining 40% of development costs. Upon commercialization, profits and losses will be shared 50/50.

We have limited control over the development or commercialization costs incurred by Janssen, and limited control over the implementation of development and commercial activities performed by them. Our costs and revenue are therefore tied to efforts made by ourselves and Janssen in developing and marketing our product. We have limited control over the amount of time and effort Janssen will devote to the development, manufacturing and commercialization of our BTK Inhibitor ibrutinib, and very limited control over the manner in which Janssen conducts its business with regard to obtaining regulatory and other approvals and commercializing the product, especially outside the U.S. Accordingly, our revenue and financial position may be adversely affected if Janssen does not dedicate sufficient time to the development and commercialization of the BTK Inhibitor ibrutinib, fails to obtain regulatory approvals, or otherwise fails to comply with its obligations under the agreement.

We are subject to a number of other risks associated with our dependence on our collaboration and license agreement with Janssen, including:

•	We and Janssen could disagree as to future development plans and Janssen may delay future clinical trials or stop a future clinical trial;

•
There may be disputes between us and Janssen, including disagreements regarding the collaboration and license agreement, that may result in (1) the delay of or failure to achieve regulatory and commercial objectives that would result in milestone or profit share payments, (2) the delay or termination of any future development or commercialization of ibrutinib, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

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

•
If Janssen is unsuccessful performing clinical trials, or in obtaining regulatory approvals for or commercializing ibrutinib outside the U.S., we may not receive certain additional milestone payments or any profit payments under the collaboration and license agreement and our business prospects and financial results may be materially harmed;

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

We currently depend heavily and will continue to depend heavily in the future on third parties for support in product development and clinical development of our products. The termination of a significant number of our existing collaborative arrangements, or our inability to establish and maintain collaborative arrangements could have a material adverse effect on our ability to complete clinical development of our products. Given our limited resources, it may be necessary to establish partnerships with other pharmaceutical companies that have greater financial and technical resources in order to successfully develop and commercialize our products. Although we have entered into a global strategic alliance with Servier related to the research, development, and commercialization of abexinostat (formerly known as PCI-24781), there is no assurance that any additional partnerships can be obtained, and if obtained, such partnership may require us to relinquish product rights that could affect the financial success of these products.

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

Although we intend to develop our marketing, sales and distribution functions, we currently lack the internal capability to commercialize our products. If any of our product candidates are approved by the FDA, we will need a drug sales force with technical expertise prior to the commercialization of any of our product candidates. We will incur substantial additional expenses in developing, training and managing such an organization. We may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenue, or our direct marketing and sales efforts may be unsuccessful. In addition, we compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against those of such other companies. We may need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the commercial success of our products. To the extent we enter into co-promotion or other licensing agreements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful and may not be within our control. If we are unable to enter into co-promotion or other licensing agreements on acceptable terms or at all, we may not be able to successfully commercialize our existing and future product candidates. If we are not successful in commercializing our existing and future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant losses or become unable to continue the operation of our business.

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

We face intense competition from other companies and research and academic institutions for qualified personnel.  We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco, California area.  We are highly dependent on our executives including Robert W. Duggan, our CEO, and in fact Mr. Duggan has provided significant financing to us.  If Mr. Duggan or any of our executives were to terminate their position with us, or we were to lose an additional executive officer, any of our senior scientists, a manager of one of our programs, or a significant number of any of our staff or we are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes, raise additional capital or implement our business strategy may be adversely affected or rendered impractical and our business may be harmed as a result.

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

We may have exposure to greater than anticipated tax liabilities.

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position and results of operations. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially affect our financial position and results of operations.

The current administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed a wide variety of potential changes. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we currently maintain outside of the United States. Due to the expanding scale of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

We are exposed to fluctuations in foreign currency exchange rates, and an adverse change in foreign currency exchange rates could have a material adverse impact on our business, financial condition and results of operations.

All of our revenues and the majority of our expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. We have conducted some transactions in foreign currencies during the fiscal year ended June 30, 2012, primarily related to ex-U.S. clinical trial activities, and we expect to continue to do so. We have not entered into any agreements or transactions to hedge the risk associated with potential fluctuations in currencies; accordingly, we are subject to foreign currency exchange risk related to these ex-U.S. clinical trial activities. While we may enter into hedge or other agreements in the future to actively manage this risk, we do not believe this risk is material to our financial statements.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these or other claims. If we fail in defending such claims, in addition to paying monetary damages, we may face injunctions that restrict or preclude our access to important markets, intellectual property, or personnel. Any restriction or loss of access to markets, intellectual property, research personnel or work product that are key to our operations could hamper or negate our ability to commercialize certain potential drugs, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We may be subject to damages or injunctions resulting from employment discrimination or harassment claims that our employees or former employees bring against us.

Although we have developed and are in the process of implementing a program for compliance with federal and state civil rights laws and employment laws, including laws prohibiting any harassment or discrimination in the hiring, promotion, firing, or treatment of employees on the basis of age, race, color, ancestry, national origin, disability, medical condition, marital status, sexual orientation, gender, gender identity, religious denomination, pregnancy status, or other classification, we cannot guarantee that our compliance program will be sufficient or effective, that our employees will comply with our policies, that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability with respect to any employment discrimination or harassment claim our employees may bring against us, including any claim under the federal Civil Rights Act of 1964 and 1991 (as amended), the California Fair Employment and Housing Act (“FEHA”), as amended, Section 1981 of the Civil Rights Acts of 1866, the federal Age Discrimination in Employment Act of 1967 (as amended) (“ADEA”), the Older Workers Benefits Protection Act, the Employee Retirement Income and Securities Act (“ERISA”), the Family and Medical Leave Act ("FMLA"), the California Family Rights Act ("CFRA"), the federal Americans with Disabilities Act of 1990 ("ADA"), the Lilly Ledbetter Fair Pay Act, the Immigration Reform and Control Act of 1986, the Equal Pay Act, of 1963, as amended, California Business and Professions Code 17200, any and all protections pursuant to California’s Labor Code or the Fair Labor Standards Act (“FLSA”), and any federal or state constitutional rights and protections.  Discrimination claims and harassment claims brought by employees or former employees against their employers or former employers have increased substantially in recent years. In addition, the enactment of new federal and state laws, the amendment of existing federal and state laws, and the interpretation of existing or future laws by court decision could further expand the grounds on which employees and former employees may pursue claims of employment discrimination or harassment.  We cannot adequately predict whether our compliance program will effectively protect us from liability under present or future federal or state laws against employment discrimination or harassment. If one or more of our employees brings a claim of employment discrimination or harassment against us and if we are found liable for damages and/or an injunction is imposed on us or we agree to pay damages and/or accept an injunction in settlement of the claim, the payment of the damages amount or the curtailment of our activities consequent to the injunction could have a material adverse effect on our financial condition and impair or prevent us from continuing our business.

We may be subject to damages or injunctions resulting from qui tam or “whistleblower” actions that our employees or former employees bring against us.

Although we have developed and are in the process of implementing a program for compliance with all federal and state laws and regulations, we cannot guarantee that our compliance program will be sufficient or effective, that our employees will comply with our policies, that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for qui tam or federal “whistleblower” claims that our employees or former employees may bring against us or that governmental authorities may prosecute against us based on information provided by our employees or former employees. Qui tam or “whistleblower” claims against employers brought by employees or former employees or governmental authorities based on information from employees or former employees have increased substantially in recent years. In any qui tam or “whistleblower” action that results in the payment of a fine imposed by a court or a settlement, the employee or former employee who brought the claim or furnished information allowing the governmental authority to prosecute the claim is rewarded with a percentage of the fine or settlement amount collected from the employer. The prospect of sharing in the proceeds of any fine collected from the employer motivates employees and former employees to bring qui tam or “whistleblower” claims or to furnish information to a governmental authority for the prosecution of such claims. In addition, the enactment of new federal and state laws, the amendment of existing federal and state laws, and the interpretation of existing or future laws by court decision could further expand the grounds on which employees and former employees may pursue qui tam or “whistleblower” claims. We cannot adequately predict whether our compliance program will effectively protect us from liability under present or future federal or state laws relating to qui tam or “whistleblower” claims that our employees or former employees may bring against us or that governmental authorities may prosecute against us on the basis of information provided by our employees or former employees. If one or more of our employees brings a qui tam or “whistleblower” claim against us or if a governmental authority prosecutes a claim against us on the basis of information provided by one or more of our employees or former employees, and if we are found liable and a fine and/or an injunction is imposed on us or we agree to pay a fine and/or accept an injunction in settlement of the claim, the payment of the fine and/or the curtailment of our activities consequent to the injunction could have a material adverse effect on our financial condition and impair or prevent us from continuing our business.

Our investments in marketable securities are subject to risks which may cause losses and affect the liquidity of these investments.

We invest funds in excess of those needed for working capital and operating expenses in marketable securities which may include corporate notes, certificates of deposit, government securities and other financial instruments.  Significant declines in the value of these investments due to the operating performance of the companies we invest in or general economic or market conditions may result in the recognition of realized or impairment losses which could be material.

We may need to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements. While we have been able to complete an unqualified assessment as to the adequacy of our internal control over financial reporting for our fiscal year ending June 30, 2012, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be unqualified. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, coverage and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have developed and are implementing a corporate compliance program based on what we believe are the current best practices, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of potentially applicable laws and regulations. If we fail to comply with any of these laws and regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, disqualification or disbarment from participation in federally-funded health care programs or other sanctions or litigation, any of which events may have a significant adverse impact on our business.

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

Risks Related to Our Common Stock

If our results do not meet our and analysts’ forecasts and expectations, our stock price could decline.

Analysts who cover our business and operations provide valuations regarding our stock price and make recommendations whether to buy, hold or sell our stock. Our stock price may be dependent upon such valuations and recommendations. Analysts’ valuations and recommendations are based primarily on our reported results and our and their forecasts and expectations concerning our future results regarding, for example, expenses, revenues, clinical trials, regulatory marketing approvals and competition. Our future results are subject to substantial uncertainty, and we may fail to meet or exceed our and analysts’ forecasts and expectations as a result of a number of factors, including those discussed under the section entitled “Risks Related to Pharmacyclics” above. If our results do not meet our and analysts’ forecasts and expectations, our stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise.

Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Because we may need to raise additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

If our officers, directors and largest stockholders choose to act together, they are able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

Our directors, executive officers and principal stockholders and their affiliates collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the period beginning July 1, 2010 and ending June 30, 2012, the sales price for one share of our common stock reached a high of $54.61 per share and a low of $4.88 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

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

The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our products even if commercialized. The diseases for which we are developing our therapeutic products can also be treated, in the case of cancer, by surgery, radiation, biologics and chemotherapy. These treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our products to receive widespread acceptance if commercialized. We may be unable to demonstrate any pharmacoeconomic advantage for our products compared to established or standard-of-care therapies for our target patient populations. In addition, many of our target patient populations can present with indolent, or slowly progressing, disease. It may be difficult for us to show that treatment with our products provides a significant improvement in clinical outcome compared to the avoidance of treatment, or watching for the progression of disease, in such patients. Payers may decide that the potential improvement our products provide to clinical outcomes in our target patient populations is not adequate to justify the costs of treatment with our products.  If payers do not view our products as offering a better balance between clinical benefit and treatment cost compared to standard-of-care therapies, the profitability of our products may be severely reduced.

If our products are not accepted by the market or if users of our products are unable to obtain adequate coverage of and reimbursement for our products from government and other third-party payers, our revenue and profitability will suffer.

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

In the United States, there has been recent legislation, as well as legislative and regulatory proposals, changing the healthcare system in ways that may affect our future revenue and profitability, and the future revenue and profitability of our potential customers, suppliers and collaborative partners, and the availability of capital. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system and, in particular, that are intended to contain or reduce the costs of medical products and services.

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

Certain aspects of the Health Care Reform Act are likely to adversely affect pharmaceutical manufacturers in particular. For example, in 2011, the Healthcare Reform Act imposed non-deductible annual flat fees on pharmaceutical manufacturers and importers based upon relative market share. Furthermore, as part of the Healthcare Reform Act closing a funding gap in the Medicare Part D prescription drug program, certain pharmaceutical manufacturers will be required to provide a 50% discount on drugs dispensed to beneficiaries within this funding gap.

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

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing of qui tam actions has increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a False Claim action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim, and face exclusion from Medicare, Medicaid, and other federal health programs. Various states have also enacted laws modeled after the federal False Claims Act.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate offices are located in Sunnyvale, California, where, as of July 1, 2012, we lease 79,776 square feet under an operating lease that expires in November 2017, with an option to extend the term for an additional five years.  Our facility includes administrative and research and development space. We believe our existing facility is adequate to meet our current needs and that suitable additional space will be available as needed.

Item 3.    Legal Proceedings

We may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of our business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving us, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Stock Market under the symbol "PCYC." The following table sets forth the range of high and low closing prices for our common stock for the periods indicated.

	HIGH	LOW
FISCAL YEAR ENDED June 30, 2012
First Quarter	$12.81	$9.04
Second Quarter	15.63	11.10
Third Quarter	28.68	14.99
Fourth Quarter	54.61	25.33

FISCAL YEAR ENDED June 30, 2011
First Quarter	$8.42	$6.36
Second Quarter	8.22	5.29
Third Quarter	6.52	4.88
Fourth Quarter	10.63	5.66

As of August 20, 2012, there were 111 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

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

(2)	Shows the cumulative return on investment assuming an investment of $100 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index at June 30, 2007.

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

	Fiscal Years Ended June 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue(1):
License and milestone revenue	$77,605	$4,355	$6,645	$-	$-
Collaboration services revenue	4,385	3,878	2,662	-	-
Total revenue	81,990	8,233	9,307	-	-

Operating expenses: (2)
Research and development	54,537	34,482	17,358	13,954	18,180
General and administrative	15,575	9,125	7,561	8,474	7,332
Total operating expenses	70,112	43,607	24,919	22,428	25,512
Income (loss) from operations	11,878	(35,374)	(15,612)	(22,428)	(25,512)
Interest income	178	169	81	137	1,206
Interest expense and other (expense) income, net	(31)	2	(43)	(606)	8
Income (loss) before income taxes	12,025	(35,203)	(15,574)	(22,897)	(24,298)
Income tax (provision) benefit	(39)	-	550	(550)	-
Net income (loss)	$11,986	$(35,203)	$(15,024)	$(23,447)	$(24,298)
Net income (loss) per share:(3)
Basic	$0.17	$(0.59)	$(0.31)	$(0.88)	$(0.93)
Diluted	$0.17	$(0.59)	$(0.31)	$(0.88)	$(0.93)

Weighted average shares used to compute net income (loss) per share:
Basic	68,728	59,973	48,344	26,570	25,989
Diluted	72,617	59,973	48,344	26,570	25,989

	June 30,
	2012	2011	2010	2009	2008
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities(4)	$203,607	$112,329	$74,149	$16,326	$16,755
Total assets	219,120	116,352	76,820	18,301	18,367
Deferred revenue	75,378	7,000	6,099	11,628	-
Total liabilities	86,997	14,678	10,059	20,042	1,922
Accumulated deficit	(401,139)	(413,125)	(377,922)	(362,898)	(339,451)
Total stockholders' equity (deficit)	132,123	101,674	66,761	(1,741)	16,445

(1) See Note 4 to the financial statements for a discussion of revenue recognition related to the Janssen and Servier agreements.
(2) See Note 7 to the financial statements for a description of share-based compensation included in operating expenses in 2012, 2011 and 2010.
(3) See Note 3 to the financial statements for a description of the computation of basic and diluted net income (loss) per share.
(4) See Note 7 to the financial statements for a description of equity financings completed during fiscal 2011 and 2010.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. Our corporate mission statement reads as follows: To build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious medical healthcare needs; To identify promising product candidates based on exceptional scientific development expertise, develop our products in a rapid, cost-efficient manner and to pursue commercialization and/or development partners when and where appropriate. We exist to make a difference for the better and these are important times to do that.

Presently, we have three product candidates in clinical development and several preclinical molecules in lead optimization. We are committed to high standards of ethics, scientific rigor, and operational efficiency as we move each of these programs toward potential commercialization. To date, nearly all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not anticipate the generation of any product commercial revenue until we receive the necessary regulatory and marketing approvals to launch one of our products.

We were in the development stage at June 30, 2011, as defined in Financial Accounting Standards Board Accounting Standards Codification Topic 915, “Development Stage Entities.” During the fiscal year ended June 30, 2012, we exited the development stage with the signing of our first significant collaboration with Janssen Biotech, Inc. (“Janssen”) (See Note 4 to the Consolidated Financial Statements), from which we received our first significant revenue from principal operations, reflective that we are no longer in the development stage.

The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenue to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our sustaining profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and market our products.

Ibrutinib (formerly PCI-32765) - Bruton’s Tyrosine Kinase (“BTK”) Inhibitor for Oncology

Ibrutinib is an orally active selective irreversible inhibitor of BTK that we are developing for the treatment of patients with B-cell malignancies (lymphoma or leukemias). B-cell maturation is mediated by B-cell receptor (“BCR”) signal transduction and BTK is an essential part of the BCR signaling pathway. Recently, BTK has been demonstrated to affect a number of vital growth and survival processes in cancerous B-cells.

Ibrutinib Clinical Development Update

During fiscal year 2012 we provided updates on several of our clinical programs at major scientific conferences. The following is a summary of the clinical updates provided:

At the 2011 American Society of Hematology Annual meeting in December 2011, we presented interim results of our Phase II study in mantle cell lymphoma (“MCL”) patients. In the Phase II study PCYC-1104, ibrutinib was administered orally at 560 mg daily until disease progression. Efficacy data was reported on 51 patients (31 patients had bortezomib-naive disease, 20 patients had previously received bortezomib) who had post-baseline tumor assessments and were thus evaluable for response. The objective response rate (“ORR”), according to the 2007 Non-Hodgkin's Lymphoma International Working Group criteria, was 69% (35/51 patients). ORR was similar in bortezomib-naive and bortezomib-exposed patients (71% and 65%, respectively). At the time of the analysis 31 of 35 (89%) responding patients had ongoing responses at the median follow-up of 3.7 months. Consistent with previous trials of ibrutinib, the most common adverse events reported in this trial were Grade 1 (mild) or 2 (moderate) fatigue, diarrhea and nausea. Three patients discontinued the study at that time due to adverse events regardless of causality.

At the 2012 Annual Meeting of the American Society of Clinical Oncology (“ASCO”) in June 2012, we presented for the first time data of our single agent Phase Ib/II study in the treatment-naive cohort in Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma (“CLL/SLL”) patients. The Phase II study PCYC-1102 included a total of 31 treatment-naive elderly (≥ 65 years) patients with CLL/SLL enrolled at two daily dose levels of ibrutinib, 420 mg (n=26) and 840 mg (n=5), respectively. At the median follow-up of 14.4 months in the 420 mg cohort, the overall response rate, including complete and partial responses, was 81% as measured by the 2008 International Workshop on Chronic Lymphocytic Leukemia (“IWCLL”) criteria. Notably, complete response (no evidence of disease as measured by radiographic, blood and bone marrow) was achieved in 12% (n=3 patients) with ibrutinib as a single agent. The clinical responses (complete and partial) have been independent of high-risk clinical or genetic features. At the median follow-up of 14.4 months, the probability of progression free survival (“PFS”) was 96% in the 420 mg cohort. The study safety profile of ibrutinib was particularly notable for minimal off target toxicities, consistent with earlier trials. The most common adverse events were Grade 1/2 diarrhea, nausea and fatigue. Grade 3 and Grade 4 hematologic events potentially related to ibrutinib occurred in 12% of patients. Of the 31 patients on the trial at the time of the analysis, there was only 1 patient that had discontinued due to disease progression.

The first results of Phase II study PCYC-1109 were also presented at ASCO in June 2012 and included a total of 27 patients with Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma/Prolymphocytic Leukemia (“CLL/SLL/PLL”) (n=24) and Richter's transformation (n=3) that were treated in cohort one, in which ibrutinib (420 mg) was followed by concomitant ofatumumab with continued ibrutinib until progression. The combination was well tolerated, as indicated by reports that the majority of adverse events were Grades 1/2. No new safety signals were identified. At the time of the analysis for the CLL/SLL/PLL patients, the overall response rate, as measured by IWCLL criteria, and the progression free survival probability were both 100% at the median follow-up of 9.8 months. Also at the time of the analysis, 89% of CLL/SLL/PLL patients remained on study and only 1 patient had discontinued treatment by proceeding to stem cell transplant. The results of this Phase II study, as presented at ASCO in June 2012, included achievement of 100% tumor response, rapid onset of response, low relapse rate and a favorable safety profile which make this combination worthy of further study. Cohorts evaluating other therapeutic sequences with ofatumumab and ibrutinib are currently underway.

The Phase II study PCYC-1108 was also presented at ASCO in June 2012 and enrolled a total of 30 patients treated with a combination of bendamustine and rituximab; 37% were considered refractory (treatment free interval ≤ 12 months) to a purine analog (e.g. fludarabine) containing regimen and 13% refractory to bendamustine. Patients received ibrutinib in combination with bendamustine/rituximab. The combination therapy was well tolerated and there were no discontinuations due to adverse events. At the median follow-up of 8.1 months, the progression free survival probability was 90%. The overall response rate was 93%. Only 2 patients had reported progressive disease at the time of the analysis, an additional 5 patients had proceeded to stem cell transplant and 23 (77%) patients remained on study.

The Phase II study PCYC-1102 was also presented at the 17th Congress of the European Hematology Association (“EHA”) in June 2012. This single agent study included a total of 92 patients with CLL/SLL (61 relapsed/refractory patients and 31 treatment-naive patients) enrolled at two daily dose levels of ibrutinib (420 mg and 840 mg). In addition to the data reported June 6, 2012 at ASCO on the treatment-naive patients, this oral presentation provided updated PFS data in the relapsed/refractory patient population. At the median follow-up of 17.5 months, the progression free survival probability in the 420 mg cohort was 87.7%. High risk relapsed/refractory patients with 17p deletion (N=20) and immunoglobulin variable heavy chain (IgVH) unmutated status (N=42), had an estimated 18-month PFS of >70% and >80%, respectively at the time of the analysis.

The Phase II study PCYC-1108 was further updated during EHA in June of 2012. In addition to the ibrutinib plus BR data reported at ASCO the FCR combination study cohort (N=3) was presented. It required patients to be fludarabine naive and due to poor enrollment the cohort was suspended. At the median follow-up of 8.5 months all three patients had achieved an objective response, with two patients achieving minimal residual disease negative (“MRD-Negative”) complete responses and at the time of analysis all patients remained progression free.

The other ongoing Phase Ib/II programs for ibrutinib also include the following clinical studies in lymphoma and myeloma:

The Phase II Study PCYC-1106 using ibrutinib in patients with relapsed or refractory Diffuse Large B-Cell Lymphoma (“DLBCL”) completed enrollment in calendar Q2 2012 with 70 patients. This study is designed to assess the activity of ibrutinib in two genetically distinct subtypes of DLBCL, the activated B-cell (“ABC”) subtype and the germinal center (“GC”) subtype. The Company will evaluate over the next 12 months the data generated by this ongoing Phase II study to prepare a clinical development plan for ibrutinib in DLBCL.

We are encouraged by preliminary signals from our Phase I single agent trial, PCYC-04753, in follicular lymphoma and are currently developing a Phase II program in this histology.

The Phase II Study PCYC-1111 using ibrutinib in patients with relapsed or refractory multiple myeloma (“MM”) started enrollment in calendar Q1 2012. The Company will evaluate over the next 12 months the data generated by this ongoing Phase II study to prepare a clinical development plan for ibrutinib in MM. Based on preclinical data of effects on the myeloma microenvironment as well as direct effects on malignant myeloma cells, we believe that BTK represents a viable therapeutic target in MM.

We have also initiated the first pivotal Phase III study in CLL/SLL. The Phase III randomized controlled study, RESONATETM is designed to demonstrate superiority of ibrutinib to ofatumamab in relapsed or refractory CLL/SLL with a primary endpoint of progression free survival. The study is anticipated to enroll 350 patients that will be randomized 1:1. The trial is designed to demonstrate superiority of ibrutinib with respect to a progression free survival endpoint.

Our partner Janssen has initiated the following studies:

•
Phase III study of ibrutinib in combination with bendamustine and rituximab in patients with relapsed/refractory CLL/SLL: A randomized, multi-center Phase III, double blinded, placebo controlled, registration trial of ibrutinib in combination with bendamustine and rituximab in relapsed/refractory CLL/SLL patients who received at least one line of prior systemic therapy. The primary endpoint of the study is to demonstrate a clinically significant improvement in progression-free survival versus bendamustine and rituximab therapy alone. The key secondary endpoints include overall response rate, overall survival and other measures of clinical benefit. This global study is initiated by Janssen and Janssen plans to enroll 580 patients worldwide.

•
Phase III study (outside the US) of ibrutinib versus temsirolimus in patients with relapsed or refractory mantle cell lymphoma who have received one prior therapy: A randomized, multi-center Phase III registration trial of ibrutinib in relapsed/refractory MCL patients who received at least one prior rituximab-containing chemotherapy regimen. The primary endpoint of the study is progression free survival when compared to temsirolimus. The key secondary endpoints include overall response rate, overall survival rate and other measures of clinical benefit. This study, initiated by Janssen, will be conducted outside the US and Janssen plans to enroll 280 patients.

•
Phase II study of ibrutinib in patients with mantle cell lymphoma who progress after bortezomib therapy: A single-arm, multi-center Phase II trial of ibrutinib in relapsed/refractory MCL patients who received at least one prior rituximab-containing chemotherapy regimen and who progressed after bortezomib therapy.The primary endpoint of the study is overall response rate. The key secondary endpoints include duration of response, progression-free survival rate, and other measures of clinical benefit. This global study, conducted by Janssen, is open and Janssen plans to enroll 110 patients worldwide.

•
Phase II dose escalating study of ibrutinib in combination with R-CHOP in patients with newly diagnosed diffused large B-cell lymphoma: The purpose of this study is to identify if, and at what dose, ibrutinib may be administered with R-CHOP and to document responses of this combination in patients with newly diagnosed diffused large B-cell lymphoma. This multi-center global study, conducted by Janssen, is open and Janssen plans to enroll up to 42 patients.

PCI-27483 - Factor VIIa Inhibitor

Our Factor VIIa inhibitor PCI-27483 is a novel first-in-human small molecule inhibitor that selectively targets FVIIa. As an inhibitor of FVIIa, PCI-27483 has two potential mechanisms of action: 1) inhibition of intracellular signaling involved in tumor growth and metastases and 2) inhibition of early coagulation processes associated with thromboembolism.

Factor VIIa PCI-27483 Clinical Development Update

A multicenter Phase I/II of PCI-27483 in patients with locally advanced or metastatic pancreatic cancer that are either receiving or are planned to receive gemcitabine therapy has completed enrollment. The Phase II portion of the study randomized patients to receive either gemcitabine alone or gemcitabine plus PCI-27483 (1.2 mg/kg twice daily). The objectives are to assess the safety of FVIIa Inhibitor PCI-27483 at pharmacologically active dose levels, to assess potential inhibition of tumor progression and to obtain initial information of the effects on the incidence of thromboembolic events.  Data from initial efficacy analysis is expected to report out late 2012. Due to a paradigm shift away from the use of gemcitabine alone for the treatment of pancreatic cancer, enrolling patients in this randomized study has been challenging. PCYC is evaluating other alternatives for development of this agent.

Abexinostat (formerly PCI-24781) - Histone Deacetylase (“HDAC”) Inhibitor

Abexinostat is an orally dosed, broad spectrum, hydroxamic acid-based small molecule HDAC inhibitor that is under evaluation in phase I and II clinical trials for refractory solid tumors and lymphoma by Pharmacyclics and its ex-U.S. partner, Les Laboratoires Servier of Paris, France (“Servier”). Abexinostat has shown promising anti-tumor activity in vitro and in vivo (Buggy et al, Mol Cancer Ther 2006; 5: 1309-17).

Abexinostat has been tested in several clinical trials in the U.S. by Pharmacyclics and globally ex-U.S. by our partner Servier. In the U.S., Pharmacyclics has completed two Phase I studies using abexinostat as a single agent in patients with advanced solid tumors, and has completed enrollment in a Phase I/II trial in sarcoma patients (in combination with doxorubicin, an anti-tumor agent) and a Phase I/II trial testing abexinostat single agent in patients with relapsed or refractory NHL. In the sarcoma trial, co-sponsored by the Massachusetts General Hospital and Dana-Farber Cancer Institute, the Phase I dose escalation has been completed and the maximum tolerated dose in combination with doxorubicin has been established. Results from this study have been submitted as an abstract to the Connective Tissue Oncology Society (“CTOS”) Annual Meeting to be held in November 2012. The single agent NHL trial has also completed enrollment in the Phase II arm with 16 patients in multiple relapsed follicular lymphoma and 14 patients in relapsed mantle cell lymphoma. The results of this study will be submitted as an abstract to the 2012 ASH Annual Meeting. A Phase I Investigator-sponsored trial of abexinostat in combination with the multi-targeted tyrosine kinase inhibitor pazopanib has been initiated at University of California, San Francisco, and the first dose cohort is being enrolled. Our collaboration partner for ex-U.S. markets, Servier, has initiated seven Phase I/II trials in Europe and Asia in lymphomas and solid tumors with abexinostat as single agent and in combination with other chemotherapeutic agents including cisplatin, liposomal doxorubicin and FOLFOX. The Phase II portion of Servier's single agent lymphoma trial was opened in Q4 of calendar 2011. Further analysis of these trials and any updates may be released by Servier.

We are subject to risks common to pharmaceutical companies developing products, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, uncertainty of market acceptance of our products, history of and expectation of future operating losses, reliance on collaborative partners, enforcement of patent and proprietary rights and the need for future capital. In order for a product to be commercialized, we must conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, build a U.S. commercial capability, obtain market acceptance and, in many cases, obtain adequate coverage of and reimbursement for our products from government and private insurers. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

Critical Accounting Policies, Estimates and Judgments

This discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and clinical trial accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates under different assumptions or conditions and may adversely affect the financial statements.

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

Our collaborations prior to July 1, 2010 with multiple elements were evaluated and divided into separate units of accounting if certain criteria were met, including whether the delivered element had stand-alone value and whether there was verifiable objective and reliable evidence (“VSOE”) of the fair value of the undelivered items. The consideration we received was combined and recognized as a single unit of accounting when criteria for separation were not met. Amounts received under such arrangements consisted of up-front collaboration payments, periodic milestone payments and payments for research activities. Up-front payments under agreements that included future performance requirements were recorded as deferred revenue and were recognized over the performance period. The performance period was estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. Revenue related to substantive, at-risk collaboration milestones are recognized upon achievement of the event specified in the underlying agreement. Revenue for research activities are recognized as the related research efforts are performed.

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

Research and Development

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.

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

Our worldwide collaboration and license agreement with Janssen includes a cost sharing arrangement for associated development activities. Except in certain cases, in general Janssen is responsible for approximately 60% of development costs and we are responsible for the remaining 40% of development costs (See Note 4 to the Consolidated Financial Statements). Our policy is to account for cost-sharing payments to Janssen as a component of research and development expense and reimbursements for development services under the cost-sharing arrangement as an offset to research and development expense, upon delivery of the related services when expenses have been incurred and reimbursements have been earned.

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

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

Results of Operations

Revenue

The following table summarizes our revenue over the last three fiscal years (in thousands):

	2012	2011	2010
License and milestone revenue	$77,605	$4,355	$6,645
Collaboration services revenue	4,385	3,878	2,662
Total revenue	$81,990	$8,233	$9,307

In December 2011, we received an upfront payment of $150,000,000 from Janssen under the collaboration and license agreement (See Note 4 to the Consolidated Financial Statements). The revenue related to the payment was allocated $70,605,000 to the licenses, $14,982,000 to the committee services and $64,413,000 to the development services. Total revenue related to the Janssen agreement for the year ended June 30, 2012 was $74,622,000 and consisted of $70,605,000 of license revenue which is included in license and milestone revenue and $4,017,000 of collaboration services revenue. For the year ended June 30, 2012, the collaboration services revenue related to the Janssen agreement was comprised of $498,000 amortization of committee services and $3,519,000 of amortization of development services. As of June 30, 2012, approximately $75,378,000 was included in deferred revenue related to the committee and development services, of which $67,324,000 was included in deferred revenue non-current. The $14,982,000 and $64,413,000 allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively.

We recorded $7,157,000, $8,228,000 and $9,307,000 in revenue in the years ended June 30, 2012, 2011 and 2010, respectively, associated with our collaboration and license agreement with Servier which was entered into in April 2009. For the year ended June 30, 2012, total revenue related to the Servier agreement consisted of $7,000,000 of milestone revenue which was included in license and milestone revenue and $157,000 of collaboration services revenue. In April 2011, we received a $7,000,000 advance development milestone payment from Servier. In October 2011, the related milestone was reached and we recognized the $7,000,000 as revenue in the year ended June 30, 2012. Of the total revenue for the year ended June 30, 2011, $4,355,000 represented amortization of the $11,000,000 upfront payment from Servier received in April 2009 and the remainder represented the pro-rata completion of services associated with research payments, our supply commitment and reimbursement of patent expenses.

The collaboration and license agreement required us to enter into an agreement to supply drug product for Servier’s use in clinical trials. As the supply agreement was considered part of the arrangement we deferred recognition of all revenue under the Servier collaboration agreement until the supply agreement was completed and executed in our fiscal 2010 second quarter. Of the total revenue for the year ended June 30, 2010, $6,645,000 represents amortization of the $11,000,000 upfront payment from Servier received in April 2009. Included in the Servier revenue recognized in fiscal 2010 was $1,211,000, which represents the pro rata portion of revenue attributable to the period from April 2009 (i.e., the signing of the collaboration agreement) to June 30, 2009, had the supply agreement been completed in April 2009. The remaining fiscal 2010 revenue of $2,662,000 represents the pro-rata completion of services attributable to payments of $4,406,000 from Servier associated with research payments, our supply commitment and reimbursements of patent expenses.

Research and Development Expenses

The following table summarizes the period over period changes in our research and development (“R&D”) expenses over the last three fiscal years (in thousands):

	2012	Change	2011	Change	2010
R & D expenses	$54,537	58%	$34,482	99%	$17,358

Research and development costs are identified as either directly attributed to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist of personnel costs directly associated with a program, preclinical study costs, clinical trial costs, and related clinical drug and manufacturing costs, drug formulation costs, contract services and other research expenditures. Indirect costs consist of personnel costs not directly associated with a program, overhead and facility costs and other support service expenses. The following table summarizes our principal product development initiatives, including the related stages of development for each product, the direct costs attributable to each product and total indirect costs for each respective period. In the near term, we expect to hire additional employees, as well as incur costs under our collaboration agreements as we continue to invest in the development of our products (See Note 4 to the Consolidated Financial Statements). Accordingly, we expect that our research and development expenses will continue to increase.

For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see the Risk Factors discussed in this Annual Report.

Direct costs by program and indirect costs were as follows (in thousands):

				Related R&D Expenses Fiscal Year ended June 30,
Product	Description	Phase of Development	Estimated Completion of Phase	2012	2011	2010
BTK Inhibitors	Cancer/autoimmune	Phase I/II/III	Unknown	$37,212	$21,734	$6,565
HDAC Inhibitors	Cancer/autoimmune	Phase I/II	Unknown	1,449	2,082	2,596
Factor VIIa Inhibitor	Cancer	Phase II	Unknown	2,083	2,142	2,227
	Total direct costs			40,744	25,958	11,388
	Indirect costs			13,793	8,524	5,970
	Total research and development costs			$54,537	$34,482	$17,358

Research and development expenses increased $20,055,000, or 58%, for the year ended June 30, 2012 compared with the year ended June 30, 2011.

•
BTK program costs increased $15,478,000, or 71%, driven by increased clinical trial activity. Increases included $9,551,000 in outside clinical trial costs, $2,608,000 in personnel costs, $2,398,000 in outside service and consulting costs and $776,000 in drug-related costs. BTK program costs of $37,212,000 for the year ended June 30, 2012 represents total BTK program costs of $55,593,000, less $18,381,000 received from or due to us from Janssen under our worldwide collaboration and license agreement (See Note 4 to the Consolidated Financial Statements).

•	HDAC program costs decreased $633,000, or 30%. Decreases included $298,000 in drug-related costs, $117,000 in outside service and consulting costs and $79,000 in personnel costs.

•
Factor VIIa program costs decreased $59,000, or 3%, primarily due to a $289,000 decrease in personnel costs, partially offset by a $208,000 increase in drug-related costs and a $45,000 increase in clinical trial costs.

•	Indirect costs increased $5,269,000, or 62%, driven by a $2,258,000 increase in personnel costs and a $1,640,000 increase in share-based compensation expense.

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

General and Administrative Expenses

The following table summarizes the period over period changes in our general and administrative (“G&A”) expenses over the last three fiscal years (in thousands):

	2012	Change	2011	Change	2010
G&A expenses	$15,575	71%	$9,125	21%	$7,561

The increase of 71% or $6,450,000 in general and administrative expenses for the year ended June 30, 2012 compared with the year ended June 30, 2011, was primarily due to $1,412,000 increase in payroll and related costs, a $1,878,000 increase in patent and legal related costs, $1,257,000 increase in accounting and reporting costs, a $728,000 increase in consulting and outside service costs, and a $259,000 increase in recruiting and relocation costs.

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

Interest and Other Income (Expense), Net

The following table summarizes the period over period changes in our interest and other income, net, over the last three fiscal years (in thousands):

	2012	Change	2011	Change	2010
Interest income	$178	5%	$169	109%	$81
Interest expense	-	-	-	-	(43)
Other, net	(31)	(1,650)%	2	-	-
Interest and other income (expense), net	$147		$171		$38

The decrease of $24,000 in interest and other income (expense), net, for the year ended June 30, 2012 compared with the year ended June 30, 2011, was primarily due to a loss on disposal of equipment and leasehold improvements, partially offset by higher interest income due to a higher invested balance.

The increase of $133,000 in interest and other income (expense), net, for the year ended June 30, 2011 compared with the year ended June 30, 2010, was primarily due to higher interest income from higher invested balances during the year and the absence of interest expense in 2011.

Income Taxes

The following table summarizes the income tax (provision) benefit over the last three fiscal years (in thousands):

	2012	2011	2010
Income tax (provision) benefit	$(39)	$-	$550

At June 30, 2012, we had federal and state net operating loss carry forwards of approximately $148,200,000 and $95,000,000, respectively. The federal and state net operating loss carryforwards will begin to expire in 2013. Federal and state tax credit carry forwards of $4,500,000 and $10,700,000, respectively, are available to offset future taxable income. The federal tax credits will begin to expire in 2013. State research and development credits can be carried forward indefinitely.

We are tracking the portion of our net operating losses attributable to stock option benefits in a separate memo account pursuant to ASC 718-740. Therefore, these amounts are no longer included in our gross or net ending deferred tax assets. Pursuant to ASC 718-740-25-10, the stock option benefits of approximately $16,800,000 will be only recorded to equity when they reduce cash taxes payable.

During the year ended June 30, 2012, we completed our analysis of the net operating loss limitation provisions of the IRC Section 382 analysis. We determined that our federal and state net operating loss carry forwards as of June 30, 2011 are $150,115,000 and $80,345,000, respectively, which were previously presented in our Fiscal Year 2011 10-K as $180,393,000 and $121,440,000, respectively.  As we maintained a full valuation allowance against the deferred tax assets, the update did not affect the consolidated financial statements.

The Company is in the process of establishing and expanding its international operations and staff to better support its anticipated future expansion into international markets which have relatively low statutory tax rates when compared with the US statutory rate. During the year ended June 30, 2012, the Company formed two entities, Pharmacyclics Switzerland GmbH, a wholly-owned subsidiary of Pharmacyclics, Inc., and Pharamcyclics Cayman Ltd., a wholly-owned subsidiary of Pharmacyclics Switzerland GmbH. On December 8, 2011, Pharmacyclics, Inc. transferred certain intellectual property rights to Pharmacyclics Cayman Ltd.

Liquidity and Capital Resources

Our principal sources of working capital have been private and public equity financings and proceeds from collaborative research and development agreements. As of June 30, 2012, we had $203,607,000 in cash, cash equivalents and marketable securities.

Net cash provided by operating activities was $86,087,000 during the year ended June 30, 2012 was primarily from net income of $11,986,000, adjusted by $9,873,000 for share-based compensation expense and a $68,378,000 increase in deferred revenue primarily related to the Janssen agreement (See Note 4 to the Consolidated Financial Statements). These increases were partially offset by a $5,959,000 increase in accounts receivable largely due to a receivable from Janssen for its share of research and development cost. Net cash used in operating activities of $22,271,000 during the year ended June 30, 2011 resulted primarily from our net loss partially offset by share-based compensation expense and an increase in accounts payable.  Net cash used in operating activities of $15,468,000 during the year ended June 30, 2010 resulted primarily from our net loss, a decrease in deferred revenue and an increase in prepaid and other assets, partially offset by share-based compensation expense and an increase in accounts payable.

Net cash provided by investing activities of $15,809,000 in the year ended June 30, 2012 primarily consisted of $24,504,000 of proceeds from maturities of marketable securities, partially offset by $5,720,000 used to purchase marketable securities. Net cash used in investing activities of $3,654,000 and $21,810,000 in the years ended June 30, 2011 and 2010 respectively, primarily consisted of the net effect of purchases, maturities and sales of marketable securities.  Additionally, our purchases of property and equipment increased to $2,975,000 in 2012 from $1,150,000 in 2011 and $224,000 in 2010, largely due to purchases associated with the expansion of our leased facilities during the 2012 and 2011 periods.

Net cash provided by financing activities of $8,243,000 for the year ended June 30, 2012 was primarily from proceeds from the exercise of stock options and sale of stock under our employee stock purchase plan, partially offset by the payment of stock issuance costs related to our sale issuance of common stock during the year ended June 30, 2011. Net cash provided by financing activities of $62,483,000 for the year ended June 30, 2011 consisted of $56,599,000 in net proceeds from the sale of approximately 6.4 million shares of common stock in a registered direct offering completed in June 2011 and the proceeds from the exercise of stock options and sale of stock under our employee stock purchase plan. Net cash provided by financing activities of $73,943,000 for the year ended June 30, 2010 consisted primarily of $21,720,000 in net proceeds from the sale of approximately 22.5 million shares of common stock in a rights offering completed in August 2009, net proceeds of $50,793,000 from the sale of approximately 8.1 million shares of common stock in a registered direct offering completed in June 2010 and the proceeds from the exercise of stock options and sale of stock under our employee stock purchase plan.

In December 2011, we received a $150,000,000 upfront payment from our collaboration and license agreement with Janssen. The collaboration and license agreement provided us with the potential to receive future milestone payments of up to $825,000,000. On August 1, 2012, we announced that we had triggered the first $50,000,000 milestone payment obligation from Janssen under the collaboration and license agreement as a result of our enrollment of a fifth patient in our international Phase III randomized, multicenter, open-label clinical trial of ibrutinib versus ofatumumab for patients with relapsed or refractory CLL/SLL. On August 20, 2012, we announced that we had triggered the second $50,000,000 milestone payment obligation from Janssen under the collaboration and license agreement as a result of the enrollment of a fifth patient in our single-arm, multi-center Phase II trial of ibrutinib in patients with relapsed or refractory MCL. We may receive up to an additional $725,000,000 in development and regulatory milestone payments; for total potential upfront and milestone payments of $975,000,000. However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved (See Note 4 to the Consolidated Financial Statements for additional information).

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, we cannot be certain that such additional funding will be available on terms favorable to us, or at all. Furthermore, any additional equity financing may be highly dilutive, or otherwise disadvantageous, to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed and on acceptable terms, would require us to reduce our operating expenses and would limit our ability to respond to competitive pressures or unanticipated requirements to develop our product candidates and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our primary non-cancelable contractual obligations as of June 30, 2012 (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$6,851	$1,055	$2,507	$2,708	$581
Purchase commitments (1)	5,358	5,358	-	-	-
Total	$12,209	$6,413	$2,507	$2,708	$581

(1)	Purchase commitments consist of non-cancellable orders to purchase drug material.

In February 2012, we entered into an amendment of our facilities lease agreement which added an additional 15,000 square feet of leased space, giving us a total of 79,776 square feet.  The amendment included an abatement of the monthly rent of the additional facility for the first 7 months, limited to $126,000. The lease includes an option to extend the lease term for five years. The amended lease expires in November 2017.

Our collaboration and license agreement with Janssen includes a cost sharing arrangement for certain development activities. Except in certain cases, in general Janssen is responsible for approximately 60% of development costs and we are responsible for the remaining 40% of development costs (See Note 4 to the consolidated financial statements). Our potential future commitments under the Janssen collaboration and license agreement are excluded from the above table because we cannot reasonably predict the amount and timing of such payments to Janssen as the payments are contingent upon future events.

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

Off-Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we generally maintain investments at an average maturity of less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2012 and 2011, would have potentially declined by approximately $40,000 and $109,000, respectively.

The table below presents the fair value of our marketable securities at June 30, 2012 and weighted-average interest rates by year of stated maturity for our investment portfolio (in thousands, except interest rates):

Matures in Fiscal Year 2013
Marketable Securities	$5,711
Weighted-average interest rate	0.31%

Foreign Currency Risk

All of our revenues and the majority of our expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. We have conducted some transactions in foreign currencies during the fiscal year ended June 30, 2012, primarily related to ex-U.S. clinical trial activities, and we expect to continue to do so. We have not entered into any agreements or transactions to hedge the risk associated with potential fluctuations in currencies; accordingly, we are subject to foreign currency exchange risk related to these ex-U.S. clinical trial activities. While we may enter into hedge or other agreements in the future to actively manage this risk, we do not believe this risk is material to our financial statements.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pharmacyclics, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity  (deficit) and of cash flows present fairly, in all material respects, the financial position of Pharmacyclics, Inc. and its subsidiaries (the "Company") at  June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A(b).  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 5, 2012

PHARMACYCLICS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$197,896	$87,757
Marketable securities	5,711	24,572
Accounts receivable	6,013	54
Prepaid expenses and other current assets	3,775	2,313
Total current assets	213,395	114,696
Property and equipment, net	3,842	1,312
Other assets	1,883	344
Total assets	$219,120	$116,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,185	$5,684
Accrued liabilities	1,747	1,584
Deferred revenue – current portion	8,054	7,000
Total current liabilities	18,986	14,268
Deferred revenue – non-current portion	67,324	-
Deferred rent	687	410
Total liabilities	86,997	14,678

Commitments (Notes 4 and 10)

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized at June 30, 2012 and 2011; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 and 100,000,000 authorized at June 30, 2012 and 2011; shares issued and outstanding – 69,317,657 and 67,915,865 at June 30, 2012 and 2011	7	7
Additional paid-in capital	533,264	514,813
Accumulated other comprehensive loss	(9)	(21)
Accumulated deficit	(401,139)	(413,125)
Total stockholders' equity	132,123	101,674
Total liabilities and stockholders’ equity	$219,120	$116,352

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended June 30,
	2012	2011	2010

Revenue:
License and milestone revenue	$77,605	$4,355	$6,645
Collaboration services revenue	4,385	3,878	2,662
Total revenue	81,990	8,233	9,307
Operating expenses:
Research and development	54,537	34,482	17,358
General and administrative	15,575	9,125	7,561
Total operating expenses	70,112	43,607	24,919
Income (loss) from operations	11,878	(35,374)	(15,612)
Interest income	178	169	81
Interest expense and other (expense) income, net	(31)	2	(43)
Income (loss) before income taxes	12,025	(35,203)	(15,574)
Income tax (provision) benefit	(39)	-	550
Net income (loss)	$11,986	$(35,203)	$(15,024)

Net income (loss) per share:
Basic	$0.17	$(0.59)	$(0.31)
Diluted	$0.17	$(0.59)	$(0.31)

Weighted average shares used to compute net income (loss) per share:
Basic	68,728	59,973	48,344
Diluted	72,617	59,973	48,344

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended June 30,
	2012	2011	2010

Comprehensive income (loss), net of taxes
Net income (loss)	$11,986	$(35,203)	$(15,024)
Change in unrealized gain (loss) on marketable securities	12	(15)	(7)
Total comprehensive income (loss)	$11,998	$(35,218)	$(15,031)

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2009	27,539,378	$3	$361,153	$1	$(362,898)	$(1,741)
Issuance of common stock in a rights offering at $1.28 per share for cash and settlement of related party note in the amount of $6,100, net of issuance costs	22,500,000	2	27,804	-	-	27,806
Issuance of common stock in a registered direct offering for cash at $6.51 per share, net of issuance costs	8,054,968	1	50,792	-	-	50,793
Issuance of common stock upon exercise of stock options and purchase rights at an average price of $1.58 per share	1,105,060	-	1,744	-	-	1,744
Share-based compensation expense	-	-	3,190	-	-	3,190
Change in unrealized gain (loss) on marketable securities	-	-	-	(7)	-	(7)
Net loss	-	-	-	-	(15,024)	(15,024)
Balance at June 30, 2010	59,199,406	6	444,683	(6)	(377,922)	66,761

Issuance of common stock in a registered direct offering for cash at $8.85 per share, net of issuance costs	6,448,829	1	56,039	-	-	56,040
Issuance of common stock upon exercise of stock options and purchase rights at an average price of $2.77 per share	2,267,630	-	6,273	-	-	6,273
Share-based compensation expense	-	-	7,818	-	-	7,818
Change in unrealized gain (loss) on marketable securities	-	-	-	(15)	-	(15)
Net loss	-	-	-	-	(35,203)	(35,203)
Balance at June 30, 2011	67,915,865	7	514,813	(21)	(413,125)	101,674

Issuance of common stock upon exercise of stock options and purchase rights at an average price of $6.12 per share	1,401,792	-	8,578	-	-	8,578
Share-based compensation expense	-	-	9,873	-	-	9,873
Change in unrealized gain (loss) on marketable securities	-	-	-	12	-	12
Net income	-	-	-	-	11,986	11,986
Balance at June 30, 2012	69,317,657	$7	$533,264	$(9)	$(401,139)	$132,123

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$11,986	$(35,203)	$(15,024)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	563	292	235
Amortization of premium/discount on marketable securities, net	89	874	421
Amortization of debt discount	-	-	21
(Gain) on sale of marketable securities	-	(7)	-
Share-based compensation expense	9,873	7,818	3,190
Loss on property and equipment	25	5	-
Changes in assets and liabilities:
Accounts receivable	(5,959)	140	438
Prepaid expenses and other assets	(3,225)	(250)	(1,145)
Accounts payable	3,917	2,269	1,689
Accrued liabilities	163	530	253
Deferred revenue	68,378	901	(5,529)
Deferred rent	277	360	(17)
Net cash provided by (used in) operating activities	86,087	(22,271)	(15,468)

Cash flows from investing activities:
Purchase of property and equipment	(2,975)	(1,150)	(224)
Purchase of marketable securities	(5,720)	(77,962)	(36,595)
Proceeds from sales of marketable securities	-	28,905	-
Proceeds from maturities of marketable securities	24,504	46,553	15,009
Net cash provided by (used in) investing activities	15,809	(3,654)	(21,810)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	(559)	56,599	72,513
Exercise of stock options and stock purchase rights	8,802	5,884	1,744
Repayment of notes payable	-	-	(314)
Net cash provided by financing activities	8,243	62,483	73,943

Increase in cash and cash equivalents	110,139	36,558	36,665
Cash and cash equivalents at beginning of period	87,757	51,199	14,534
Cash and cash equivalents at end of period	$197,896	$87,757	$51,199

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$91
Cash paid for income taxes	310	-	-

Supplemental disclosure of non-cash investing and financing activities:
Accrued stock issuance costs	-	559	-
Receivable for stock option exercises	167	389	-
Settlement of related party notes payable by issuance of
common stock	-	-	6,086

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Company and Basis of Presentation

Description of the Company

We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. Our corporate mission statement reads as follows: To build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious medical healthcare needs; To identify promising product candidates based on exceptional scientific development expertise, develop our products in a rapid, coat-efficient manner and to pursue commercialization and/or development partners when and where appropriate. We exist to make a difference for the better and these are important times to do that.

Presently, we have three product candidates in clinical development and several molecules in preclinical lead optimization. To date, nearly all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenue from the sale of our products. We do not anticipate the generation of any product commercial revenue until we receive the necessary regulatory and marketing approvals to launch one of our products.

We were in the development stage at June 30, 2011, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.” During the year ended June 30, 2012, we exited the development stage with the signing of our first significant collaboration with Janssen Biotech, Inc (“Janssen”) (See Note 4), from which we received our first significant revenue from principal operations, reflective that we are no longer in the development stage.

Based upon the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. However, the process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenue to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our sustaining profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and market our products.

Basis of presentation

The accompanying consolidated financial statements include the accounts of Pharmacyclics, Inc. and our wholly-owned subsidiaries, Pharmacyclics (Europe) Limited, and Pharmacyclics Switzerland GmbH. All intercompany accounts and transactions have been eliminated. The U.S. dollar is our functional currency for all of our consolidated operations.

Segment reporting

We operate in one segment, focused on the discovery and development of innovative small-molecule drugs for the treatment of cancer and immune-mediated diseases.

Reclassification

Certain amounts have been reclassified in the accompanying financial statements to conform to the fiscal 2012 presentation. Such reclassifications did not affect revenue or net income (loss).

Note 2 — Significant Accounting Policies

Management's use of estimates and assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

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

Marketable securities

Our marketable securities are classified as “available-for-sale”. We include these investments in current assets and carry them at fair value.  Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income (loss).  The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income.  Gains and losses on securities sold are recorded based on the specific identification method and are included in interest expense and other (expense) income, net in the statement of operations.

Management assesses whether declines in the fair value of marketable securities are other than temporary.  If the decline is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in the statement of operations within interest expense and other (expense) income, net. In determining whether a decline is other than temporary, management considers various factors including the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Fair value measurements

The fair value of our financial assets and liabilities is determined by using three levels of input which are defined as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities. As of June 30, 2012, our Level 1 assets were comprised of money market funds.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  In markets with infrequent transactions, we primarily utilize broker quotes for valuation of these securities. As of June 30, 2012, our Level 2 assets were comprised of U.S. agency securities.

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

Fair value of financial instruments

Cash and cash equivalents and marketable securities are carried at fair value. Accounts receivable, accounts payable and accrued liabilities are valued at their carrying amounts, which approximate fair value due to their short-term nature.

Restricted investments

Under our facilities lease agreement (see Note 10), we are required to maintain a $290,000 letter of credit as security for performance under the lease. The letter of credit is secured by a $290,000 certificate of deposit which is included in other assets at June 30, 2012 and 2011.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. We place our cash and cash equivalents with high-credit quality financial institutions and invest in debt instruments of financial institutions, corporations and government entities with strong credit ratings. Our management believes it has established guidelines relative to credit quality, diversification and maturities that maintain safety and liquidity. As of June 30, 2012, our accounts receivable balance of $6,013,000 was comprised primarily of $5,799,000 due from Janssen associated with the reimbursement of certain costs under our collaboration agreement (see Note 4).

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

Our collaborations with multiple elements prior to July 1, 2010 were evaluated and divided into separate units of accounting if certain criteria were met, including whether the delivered element had stand-alone value and whether there was verifiable objective and reliable evidence (“VSOE”) of the fair value of the undelivered items. The consideration we received was combined and recognized as a single unit of accounting when criteria for separation were not met. Amounts received under such arrangements consisted of up-front collaboration payments, periodic milestone payments and payments for research activities. Up-front payments under agreements that included future performance requirements were recorded as deferred revenue and were recognized over the performance period. The performance period was estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. Revenues related to substantive, at-risk collaboration milestones are recognized upon achievement of the event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.

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

Research and development

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.

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

Our worldwide collaboration and license agreement with Janssen includes a cost sharing arrangement for certain development activities. Except in certain cases, in general Janssen is responsible for approximately 60% of development costs and we are responsible for the remaining 40% of development costs (See Note 4). Our policy is to account for cost-sharing payments to Janssen as a component of research and development expense and reimbursements for development services under the cost-sharing arrangement as an offset to research and development expense, upon delivery of the related services when expenses have been incurred and reimbursements have been earned.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance in connection with disclosures about offsetting assets and liabilities. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset. The adoption of this guidance, which involves presentation and disclosures only, will not impact the Company's consolidated financial statements.

In June 2011, the FASB issued an amendment to an accounting standard related to the presentation of the Statement of Comprehensive Income. This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance is effective for interim and annual periods beginning after December 15, 2011 with full retrospective application required. Early adoption is permitted. The Company chose early adoption of this guidance effective its year ended June 30, 2012 through a separate presentation of its Consolidated Statement of Comprehensive Income (loss) for the years ended June 30, 2012, 2011 and 2010. The adoption did not have any impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued an amendment to an accounting standard related to fair value measurement. This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the potential impact, if any, this amendment may have on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to an accounting standard which requires new disclosures for fair value measures and provides clarification for existing disclosure requirements. Specifically, this amendment requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to disclose separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. The amendment also clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The updated guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for the disclosures regarding the reconciliation of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Basic and Diluted Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2012	2011	2010
Numerator:
Net income (loss)	$11,986	$(35,203)	$(15,024)

Denominator:
Weighted average common shares-basic	68,728	59,973	48,344
Effect of dilutive securities:
Employee stock options	3,781	-	-
Employee stock purchase plan	108	-	-
Weighted average common shares - diluted	72,617	59,973	48,344

Net income (loss) per share:
Basic	$0.17	$(0.59)	$(0.31)
Diluted	$0.17	$(0.59)	$(0.31)
Potentially dilutive securities excluded from net income (loss) per share – diluted because their effect is anti-dilutive	441	6,858	8,395

Note 4 — Collaboration and Other Agreements

For the years ended June 30, 2012, 2011 and 2010, we recognized revenue related to our collaboration and license arrangements as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Janssen	$74,622	$-	$-
Les Laboratoires Servier (“Servier”)	7,157	8,228	9,307
Other	211	5	-
Total	$81,990	$8,233	$9,307

Collaboration and License Agreement with Janssen

In December 2011, we entered into a worldwide collaboration and license agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson to develop and commercialize ibrutinib (formerly known as PCI-32765), a novel, oral, Bruton’s Tyrosine Kinase (“BTK”) inhibitor, and certain compounds structurally related to ibrutinib, for oncology and other indications, excluding all immune mediated diseases or conditions and all psychiatric or psychological diseases or conditions, in the U.S. and outside the U.S.

The collaboration provides Janssen with a license to exploit the underlying technology exclusively outside of the U.S. (the “License Territory”) and co-exclusively with Pharmacyclics in the U.S.

The collaboration has no fixed duration or expiration date and provided for payments by Janssen to us of a $150,000,000 non-refundable upfront payment upon execution, as well as potential future milestone payments of up to $825,000,000 (see Note 14 for milestone payments triggered during the three months ending September 30, 2012), based upon continued development progress ($250,000,000), regulatory progress ($225,000,000) and approval of the product in both the U.S. and the License Territory ($350,000,000).

The agreement also includes a cost sharing arrangement for associated development activities. Except in certain cases, in general Janssen is responsible for approximately 60% of development costs and we are responsible for the remaining 40% of development costs. In general, costs associated with commercialization will be included in determining pre-tax profit or pre-tax loss, which are to be shared by the parties 50/50.

The collaboration with Janssen provides us with an annual cap of our share of development costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement. In the event that our share of aggregate development costs in any given calendar year, together with any other amounts that become due from us, plus our share of pre-tax loss (if any) for any calendar quarter in such calendar year, less our share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the “Excess Amounts”) shall be borne by Janssen. The total Excess Amounts plus interest may not exceed $225,000,000.  Interest shall be accrued on the outstanding balance with interest calculated at the average annual European Interbank Offered Rate (“EURIBOR”) for the EURO or London Interbank Offered Rate (“LIBOR”) for U.S. Dollars as reported in the Wall Street Journal, plus 2%, calculated on the number of days from the date on which our payment would be due to Janssen. The interest rate on outstanding Excess Amounts shall not exceed 5% per annum, and shall not in the aggregate exceed an outstanding balance of $25,000,000.  The total Excess Amounts including any accrued interest may not exceed $225,000,000 at any given time.

In the event the Excess Amounts reach a maximum of $225,000,000, we shall be responsible for our share of development costs, together with any other amounts that become due from us, plus our share of any pre-tax loss beyond such maximum.

For all calendar quarters following our third profitable calendar quarter, as determined in the agreement, we can no longer add to Excess Amounts and shall be responsible for our own share of development costs along with our share of pre-tax losses incurred in such quarters. Janssen may recoup the Excess Amounts, together with interest from our share of pre-tax profits (if any) in calendar quarters subsequent to our third profitable calendar quarter until the Excess Amounts and applicable interest has been fully repaid. At June 30, 2012, we did not have any Excess Amounts outstanding under these terms of the agreement. For the year ended, June 30, 2012, we recognized no interest expense in connection with the Excess Amounts.

The agreement also includes a 50/50 net profit sharing arrangement for the commercialization of any products resulting from the collaboration. Both parties are responsible for the development, manufacturing and marketing of any products resulting from this agreement. Janssen has sole responsibility and exclusive rights to commercialize the products in the License Territory. The parties hold joint responsibility and co-exclusive rights to commercialize the products in the U.S., and Pharmacyclics will serve as the lead party in such effort. We continue to work with Janssen on protocols and the design, schedules and timing of trials.

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

We have determined that the license represents a separate unit of accounting as the license, which includes rights to the underlying technologies for ibrutinib, has standalone value apart from the committee and development services because the development, manufacturing and commercialization rights conveyed would permit JBI to perform all efforts necessary to bring the compound to commercialization and begin selling the drug upon regulatory approval. We have also determined that the committee and development services each represent individual units of accounting as they have standalone value from each other.  We determined our best estimate of selling prices for the license unit of accounting based on the income approach as defined in ASC 820-10-35-32. This measurement is based on the value indicated by current estimates about those future amounts and reflects management determined estimates and assumptions. These estimates and assumptions include, but are not limited  to, how a market participant would use the license, estimated market opportunity and expected market share and assumed royalty rates that would be paid for sales resulting from products developed using the license, similar arrangements entered into by third parties and entity-specific factors such as the terms of our previous collaborative agreement, our pricing practices and pricing objectives, the likelihood that clinical trials will be successful, the likelihood that regulatory approval will be received and that the products will become commercialized and the markets served. These estimates and assumptions led to an expected future cash flow which was discounted based on estimated weighted average cost of capital of 12% and royalty rates ranging from 30% to 40%. We also determined our best estimate of selling prices for the committee and development services, based on the nature of the services to be performed and estimates of the associated effort as well as estimated market rates for similar services. The arrangement consideration of $150,000,000 was allocated to the units of accounting based on the relative selling price method.

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

Of the $150,000,000 upfront payment received, $70,605,000 has been allocated to the licenses, $14,982,000 to the committee services and $64,413,000 to the development services. We have recognized license revenue upon execution of the arrangement as the associated unit of accounting had been delivered pursuant to the terms of the agreement. At inception, the $14,982,000 and $64,413,000 allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively. We have recognized development costs under the collaboration as a component of research and development expense of $43,272,000 for the year ended June 30, 2012, offset by amounts received from or due to us from Janssen under the cost sharing arrangement of $18,381,000. Additionally, we recorded a $4,000 reduction to general and administrative expense in the year ended June 30, 2012 for cost sharing related to certain marketing and patent costs.  Accounts receivable at June 30, 2012 included $5,799,000 due from Janssen in connection with the cost sharing arrangement.

Total revenue recognized with respect to our worldwide collaboration and license agreement with Janssen consisted of the following (in thousands):

	Year Ended June 30,
	2012	2011	2010
License and milestone revenue	$70,605	$-	$-
Collaboration revenue	4,017	-	-
Total	$74,622	$-	$-

As of June 30, 2012, approximately $75,378,000 is included in deferred revenue related to the committee and development services, of which $67,324,000 is included in deferred revenue non-current.

Collaboration and License Agreement with Servier

In April 2009, we entered into a collaboration and license agreement with Servier to research, develop and commercialize abexinostat (formerly known as PCI-24781), an orally active, novel, small molecule inhibitor of pan-HDAC enzymes. Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the pan-HDAC inhibitor product worldwide except for the United States and will pay development and regulatory milestones and a royalty to us on sales outside of the United States. Servier is solely responsible for conducting and paying for all development activities outside the United States. We will continue to own all rights within the United States.

In May 2009, we received an upfront payment from Servier of $11,000,000 ($10,450,000 net of withholding taxes) and we received an additional $4,000,000 for research collaboration paid over a twenty-four month period through April 2011. The revenue related to these payments was recognized over the two-year research period, which ended in April 2011.

Under this agreement with Servier, we are also eligible to receive up to $24,500,000 in milestone payments upon achievement of pre-specified events; including up to $10,500,000 for the achievement of clinical development milestones ($7,000,000 of which was paid to us, in advance, during April 2011), up to $5,000,000 for the achievement of regulatory progress and up to $9,000,000 for regulatory approval of the pan HDAC product in major jurisdictions.  In addition, Servier agreed to make royalty payments on Net Sales of the licensed product as defined in the agreement.  In October 2011, the milestone related to the $7,000,000 advance payment was reached and we recognized the amount as revenue. The revenue attributed to our Servier collaboration and license agreement represents revenue derived outside of the U.S. due to the geographic location of Servier.

Total revenue recognized with respect to our collaboration and license agreement with Servier consisted of the following (in thousands):

	Year Ended June 30,
	2012	2011	2010
License and milestone revenue	$7,000	$4,355	$6,645
Collaboration revenue	157	3,873	2,662
Total	$7,157	$8,228	$9,307

Celera Corporation

In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation – a subsidiary of Quest Diagnostics Incorporated). Under the terms of the agreement, we acquired Celera technology and intellectual property relating to drugs that target histone deacetylase (“HDAC”) enzymes, selective HDAC enzymes, a Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases, and B-cell associated tyrosine kinase inhibitors potentially useful for the treatment of lymphomas/leukemias, anti-inflammatory and autoimmune diseases. At the date of acquisition, the HDAC drug candidate was in a Phase I clinical trial and the other drug candidates were in pre-clinical development.

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

University of Texas License

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

Note 5 — Cash, Cash Equivalents and Marketable Securities

The following table sets forth our cash and cash equivalents at June 30, 2012 and 2011 (in thousands):

	June 30, 2012	June 30, 2011
Cash – demand deposits	$93,916	$60,778
Cash equivalents – money market funds	103,980	26,979
Total cash and cash equivalents	$197,896	$87,757

The following is a summary of our available-for-sale securities at June 30, 2012 and 2011 (in thousands):

As of June 30, 2012	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$103,980	$-	$-	$103,980
US agency securities – FDIC insured	5,720	-	(9)	5,711
Subtotal	109,700	-	(9)	109,691
Less: cash equivalents	(103,980)	-	-	(103,980)
Total marketable securities	$5,720	$-	$(9)	$5,711

As of June 30, 2011	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$26,979	$-	$-	$26,979
Government agency securities	16,014	11	-	16,025
US agency securities – FDIC insured	8,579	-	(32)	8,547
Subtotal	51,572	11	(32)	51,551
Less: cash equivalents	(26,979)	-	-	(26,979)
Total marketable securities	$24,593	$11	$(32)	$24,572

For the years ended June 30, 2012, 2011 and 2010, no impairment charges on marketable securities related to other-than-temporary declines in market value were recorded.  In determining whether a decline is other than temporary, we consider various factors including the length of time and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Gross realized losses and gains on the sale of available-for-sale securities during the years ended June 30, 2012, 2011 and 2010, were not material.

At June 30, 2012, our marketable securities had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$5,720	$5,711

The following table sets forth the basis of fair value measurements for our available-for-sale securities as of June 30, 2012 and 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$103,980	$103,980	$-	$-
US agency securities – FDIC Insured	5,711	-	5,711	-
Total cash equivalents and marketable securities	$109,691	$103,980	$5,711	$-

		Fair Value Measurements at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$26,979	$26,979	$-	$-
Government agency securities	16,025	-	16,025	-
US agency securities – FDIC Insured	8,547	-	8,547	-
Total cash equivalents and marketable securities	$51,551	$26,979	$24,572	$-

We had no other assets or liabilities required to be measured and recorded at fair value at June 30, 2012 or 2011.  Additionally, there were no transfers between levels of the fair value hierarchy during the years ended June 30, 2012, 2011 or 2010.

Note 6 — Balance Sheet Components

Property and equipment, net consists of the following (in thousands):

	June 30,
	2012	2011
Equipment	$8,017	$7,024
Leasehold improvements	3,670	2,862
Furniture and fixtures	631	317
	12,318	10,203
Less accumulated depreciation and amortization	(8,476)	(8,891)
	$3,842	$1,312

Accounts payable consists of the following (in thousands):

	June 30,
	2012	2011
Payable for clinical trial expenses	$1,835	$1,421
Contract manufacturing	1,524	773
Other accounts payable	5,826	3,490
	$9,185	$5,684

Accrued liabilities consist of the following (in thousands):

	June 30,
	2012	2011
Employee compensation	$1,696	$1,491
Other	51	93
	$1,747	$1,584

Deferred revenue consists of the following (in thousands):

Current portion:	June 30,
	2012	2011
Deferred revenue from Janssen	$8,054	$-
Deferred revenue from Servier	-	7,000
	$8,054	$7,000

Non-current portion:	June 30,
	2012	2011
Deferred revenue from Janssen	$67,324	$-
	$67,324	$-

Note 7 — Stockholders' Equity (Deficit)

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

 Preferred stock

As amended, our Certificate of Incorporation authorizes 1,000,000 shares of preferred stock, par value $0.0001 per share. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.  No preferred stock was outstanding at June 30, 2012 or June 30, 2011.

The ability of our Board of Directors to issue shares of preferred stock without stockholder approval may have certain anti-takeover effects. We are also subject to provisions of the Delaware General Corporation Law, which may make certain business combinations more difficult.

Stock plans

2004 Equity Incentive Award Plan. In December 2004, stockholders approved the 2004 Equity Incentive Award Plan (the “2004 Plan”) as a replacement for both our 1995 Stock Option Plan (the “1995 Plan”) and the 1995 Non-Employee Directors Stock Option Plan.  At June 30, 2011, we had reserved 9,100,000 shares of our common stock for issuance under the plan.  In December 2011, the stockholders approved an increase of 2,000,000 shares available for issuance under the plan. The 2004 Plan provides for the issuance of various types of equity awards, such as incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance shares. The exercise price of all stock options granted under the 2004 Plan may not be less than the fair market value of our common stock on the date of grant and no stock option will be exercisable more than ten years after the date it is granted. Stock options for employees and consultants typically vest over four years. Non-employee Directors receive annual, automatic, non-discretionary grants of nonqualified stock options. Each new non-employee Director receives an option to purchase 15,000 shares as of the date he or she first becomes a Director. This option grant vests in equal annual installments over five years. In addition, on the date of each annual meeting, each individual re-elected as a non-employee Director will receive an automatic option grant to purchase an additional 7,500 shares of common stock, provided such individual has served as a Director for at least six months prior to the date of grant. This option grant vests in equal monthly installments over twelve months following the date of grant.

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

The following table summarizes our stock option activity (in thousands, except per share amounts):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price per Share

Balance as of June 30, 2009	7,055	$5.75

Exercised	(1,044)	1.58
Granted	2,343	5.27
Forfeited or expired	(833)	15.98
Balance as of June 30, 2010	7,521	5.05

Exercised	(1,987)	2.87
Granted	1,939	5.86
Forfeited or expired	(1,057)	12.27
Balance as of June 30, 2011	6,416	4.78

Exercised	(1,217)	6.26
Granted	1,876	16.31
Forfeited or expired	(1,044)	8.77
Balance as of June 30, 2012	6,031	$7.37

The above table excludes 1,699,585 options which comprise the portion of performance options granted during the years ended June 30, 2012,  2011 and 2010 for which the performance criteria had not been established as of June 30, 2012.

The components of share-based compensation recognized in our statements of operations for the years ended June 30, 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Research and development	$6,947	$5,307	$1,998
General and administrative	2,926	2,511	1,192
Total share-based compensation	$9,873	$7,818	$3,190

There were no capitalized share-based compensation costs at June 30, 2012 or 2011.

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

	Year Ended June 30,
	2012	2011	2010
Employee stock options:
Expected dividend yield	-%	-%	-%
Expected stock price volatility(1)	88%	97%	98%
Risk free interest rate(1)	1.00%	1.81%	2.05%
Expected life (years)	5.00	5.00	5.00

Non-employee stock options:
Expected dividend yield	-%	-%	-%
Expected stock price volatility	84 – 89%	85 - 86%	88 - 90%
Risk free interest rate	2.00 – 3.89%	2.52 – 3.51%	3.20 - 3.89%
Expected life (years)	8.10 – 10.00	7.00 - 10.00	7.00 - 10.00

(1) Expected stock price volatility and risk free interest rate are presented on a weighted average basis

The weighted average estimated grant date fair value for employee options granted under our stock option plans during the years ended June 30, 2012, 2011 and 2010 was $11.44, $5.25 and $4.55 per share, respectively.

 The total pre-tax intrinsic value of stock options exercised during the years ended June 30, 2012, 2011 and 2010 was $17,316,000, $10,385,000 and $3,990,000, respectively. No income tax benefits were realized in the years ended June 30, 2012, 2011 and 2010.

 Shares reserved for issuance and available for grant under the 2004 Plan were 3,624,636 shares as of June 30, 2012.

As of June 30, 2012, $20,459,000 of total unrecognized compensation costs related to non vested employee options were scheduled to be recognized over a weighted average period of 3.29 years.

A summary of outstanding, exercisable and vested stock options as of June 30, 2012 is as follows:

	Options Outstanding				Exercisable				Exercisable and Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

$0.75 - $0.86	1,213,670	6.29	$0.80		1,071,170	6.24	$0.80		1,036,421	$0.80
$0.91 - $2.76	1,000,969	5.99	$1.72		950,969	5.95	$1.76		828,282	$1.79
$2.90 - $6.56	983,754	5.15	$5.10		961,363	5.09	$5.11		766,183	$4.96
$6.63 - $7.19	1,160,234	7.42	$7.04		862,373	7.26	$7.05		579,274	$7.03
$7.48 - $11.29	989,902	7.69	$8.97		775,335	7.34	$8.57		337,168	$8.26
$11.31 - $14.99	1,057,030	9.12	$13.70		342,423	8.56	$12.99		104,738	$13.93
$15.02 - $15.63	430,460	9.40	$15.53		247,282	9.37	$15.52		39,945	$15.47
$16.55 - $42.68	894,594	9.81	$27.35		5,427	9.75	$28.43		5,427	$28.43
	7,730,613	7.42	$9.11	$351,777,328	5,216,342	6.61	$5.48	$256,253,441	3,697,438	$4.11	$186,711,729

Employee Stock Purchase Plan. We adopted an Employee Stock Purchase Plan (the “Purchase Plan”) in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in fiscal 2012, 2011 and 2010 were 184,706, 281,016 and 61,026 shares of common stock at an average price of $5.19, $2.06 and $1.55 per share, respectively. Shares available for future purchase under the Purchase Plan were 451,824 at June 30, 2012.

Compensation cost is estimated using the Black Scholes option-pricing model using the weighted average assumptions noted in the following table.

	Year Ended June 30,
	2012	2011	2010
Expected dividend yield	-%	-%	-%
Stock price volatility	54%	52%	105%
Risk free interest rate	0.15%	0.21%	0.53%
Expected life (years)	1.14	0.63	1.20

The weighted average estimated grant date fair value of purchase awards under our employee stock purchase plan during fiscal 2012, 2011 and 2010 was $6.38, $2.13 and $4.09 per share, respectively.

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

As of June 30, 2012, $980,000 of total unrecognized compensation costs related to purchase awards under our employee stock purchase plan were scheduled to be recognized over a weighted average period of 0.87 years.

Note 8 — Employee Benefit Plan

We maintain a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. Our matching contribution to the plan was $164,000, $104,000 and $64,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

Note 9 — Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year Ended June 30,
	2012	2011	2010
Current:
Federal	$(26)	$-	$550
State	-	-	-
Foreign	(13)	-	-
	(39)	-	550
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
	-	-	-
Total benefit (provision) for income taxes	$(39)	$-	$550

(Income) loss before taxes	$(12,025)	$35,203	$15,574

Tax rate	0.33%	0.00%	3.53%

The following is a geographical breakdown of consolidated net income (loss) before income taxes by income tax jurisdiction (in thousands):

	Year Ended June 30,
	2012	2011	2010
United States	$(4,596)	$(35,203)	$(15,574)
Foreign	16,621	-	-
	$12,025	$(35,203)	$(15,574)

Net deferred tax (liabilities) assets are summarized as follows (in thousands):

	June 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$50,476	$55,133
Tax credit carryforwards	9,841	8,908
Capitalized research and development costs	3,907	6,386
Depreciation and amortization	2,071	2,457
Share-based compensation	3,078	3,117
Reserves and accruals	628	3,160
Gross deferred tax assets	70,001	79,161
Less: valuation allowance	(70,001)	(79,161)
Net deferred tax assets	$-	$-

A full valuation allowance has been established for our deferred tax assets at June 30, 2012 and 2011 since realization of such assets through the generation of future taxable income is uncertain.  The increase (decrease) in the valuation allowance was approximately ($9,160,000), $16,689,000, and $4,046,000 for the years June 30, 2012, 2011, and 2010, respectively.  The change in the valuation allowance for the years ended June 30, 2011 and 2010 also includes the adjustments made due to the completion of the IRC Section 382 analysis as described below.

The provision for income taxes differs from the amount determined by applying the United States statutory income tax rate to the income or loss before income taxes as summarized below (in thousands):

	Year Ended June 30,
	2012	2011	2010
Tax (provision) benefit at statutory rate	$(4,761)	$14,023	$6,204
Research and development credits	1,039	1,451	436
Deferred tax assets not benefited	5,769	(14,611)	(6,136)
Share-based compensation	(2,009)	(1,096)	(488)
Other	(38)	233	(16)
Withholding tax	-	-	550
Federal – alternative minimum tax	(26)	-	-
Foreign taxes	(13)	-	-
	$(39)	$-	$550

At June 30, 2012, we had federal and state net operating loss carry forwards of approximately $148,200,000 and $95,000,000, respectively. The federal and state net operating loss carryforwards will begin to expire in 2013. Federal and state tax credit carry forwards of $4,500,000 and $10,700,000, respectively, are available to offset future taxable income. The federal tax credits will begin to expire in 2013. State research and development credits can be carried forward indefinitely.

During the year ended June 30, 2012, we completed our analysis of the net operating loss limitation provisions of the IRC Section 382 analysis. We determined that our federal and state net operating loss carry forwards as of June 30, 2011 are $150,115,000 and $80,345,000, respectively, which were previously presented in our Fiscal Year 2011 10-K as $180,393,000 and $121,440,000, respectively.  As we maintained a full valuation allowance against the deferred tax assets, the update did not affect the consolidated financial statements.

We are tracking the portion of our net operating losses attributable to stock option benefits in a separate memo account pursuant to ASC 718-740. Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to ASC 718-740-25-10, the stock option benefits of approximately $16,800,000 will be only recorded to equity when they reduce cash taxes payable.

We have reviewed whether the utilization of our net operating losses and research credits are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Utilization of these carryforwards is restricted and results in some amount of these carryforwards expiring prior to benefiting the Company. The deferred tax assets shown above have been adjusted to reflect these expiring carryforwards.

The Company is in the process of establishing and expanding its international operations and staff to better support its anticipated future expansion into international markets which have relatively low statutory tax rates when compared with the US statutory rate. During the year ended June 30, 2012, the Company formed two entities, Pharmacyclics Switzerland GmbH, a wholly-owned subsidiary of Pharmacyclics, Inc., and Pharamcyclics Cayman Ltd., a wholly-owned subsidiary of Pharmacyclics Switzerland GmbH. On December 8, 2011, Pharmacyclics, Inc. transferred certain intellectual property rights to Pharmacyclics Cayman Ltd.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended June 30,
	2012	2011	2010
Beginning balance	$1,726	$1,285	$1,285
Additions based on tax positions related to current year	581	441	-
Additions (reduction) for tax positions of prior years	-	-	-
Settlements	-	-	-
Lapse of applicable statute of limitations	-	-	-
Ending balance	$2,307	$1,726	$1,285

We may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically.  In the event we receive an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense.  As of June 30, 2012, all tax years in the U.S. remain open due to the taxing authorities’ ability to adjust operating loss carry forwards. We do not expect any material changes to the unrecognized tax benefits reported above during the next twelve months.

Note 10 — Commitments and Contingencies

Facilities Lease

     In February 2012, we entered into an amendment of our facilities lease agreement which added an additional 15,000 square feet of leased space, giving us a total of 79,776 square feet.  The amendment included an abatement of the monthly rent of the additional facility for the first 7 months, limited to $126,000. The lease includes an option to extend the lease term for five years. The amended lease expires in November 2017.

We recognize rental expense under the lease on a straight line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of June 30, 2012, future minimum lease payments under this non-cancelable operating lease are as follows (in thousands):

Operating Lease Commitments
Less than 1 year	$1,055
1-3 years	2,507
3-5 years	2,708
More than 5 years	581
Total	$6,851

Rent expense for the years ended June 30, 2012, 2011 and 2010 was $1,006,000, $776,000 and $752,000, respectively.

Legal Proceedings

We may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of our business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving us, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 11 — Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarter Ended
Fiscal 2012	September 30,	December 31,	March 31,	June 30,

Revenue	$37	$77,903	$1,927	$2,123
Operating expenses	$14,598	$16,020	$19,889	$19,605
Net income (loss) from operations	$(14,561)	$61,883	$(17,962)	$(17,482)
Net income (loss)	$(14,538)	$56,253	$(12,823)	$(16,906)
Net income (loss) per share: (1)
Basic	$(0.21)	$0.82	$(0.19)	$(0.24)
Diluted	$(0.21)	$0.78	$(0.19)	$(0.24)
Shares used in computation of net income (loss) per share:
Basic	68,323	68,658	68,848	69,081
Diluted	68,323	71,725	68,848	69,081

	Quarter Ended
Fiscal 2011	September 30,	December 31,	March 31,	June 30,

Revenue	$1,964	$2,824	$2,059	$1,386
Operating expenses	$9,536	$10,349	$11,341	$12,381
Net income (loss) from operations	$(7,572)	$(7,525)	$(9,282)	$(10,995)
Net income (loss)	$(7,523)	$(7,499)	$(9,217)	$(10,964)
Basic and diluted net loss per share (1)	$(0.13)	$(0.13)	$(0.15)	$(0.18)
Shares used in computation of basic and diluted net loss per share	59,278	59,715	59,931	60,968

(1)
Basic and diluted net loss per share amounts are computed independently for each of the quarters presented.  Therefore, the sum of quarterly basic and diluted net income (loss) per share information may not equal annual basic and diluted net income (loss) per share.

Note 12 – Separation Agreements

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

Note 13 – Related Party Transactions

During the years ended June 30, 2012, 2011 and 2010, the Company paid Dr. Gwen Fyfe, a former member of our Board of Directors, approximately $89,000, $490,000 and $97,000, respectively, for consulting services under a Consulting Agreement entered into prior to Dr. Fyfe joining our Board in December 2010. In November 2011, we entered into an amendment (the “Amendment”) to our Consulting Agreement with Dr. Fyfe. The Amendment provided that Dr. Fyfe would receive a lump sum of $50,000 and that she will continue to provide limited consulting services to us for a period of two years. In addition, the options to purchase 330,000 shares of our common stock previously granted to Dr. Fyfe in connection with her consulting services continued to vest through November 30, 2011 and shall remain exercisable for a period of two years following the date of the Amendment. Dr. Fyfe did not stand for reelection at our December 15, 2011 Annual Meeting of Stockholders. Options granted to Dr. Fyfe upon her initial election to the Board continued to vest through December 15, 2011; all such vested options and all additional options received by Dr. Fyfe in connection with her Board service shall remain exercisable for a period of three years from this date. Payment of the $50,000 lump sum occurred in November 2011.

In December 2008, we borrowed $5,000,000 and in March 2009, borrowed $1,400,000 from an affiliate of Robert W. Duggan, our Chairman of the Board and CEO, in the form of unsecured loans. The loans bore interest as follows: (i) 1.36% from December 30, 2008 until March 31, 2009, (ii) the rate of interest in effect for such day as publicly announced from time to time by Citibank N.A. as its “prime rate” from April 1, 2009 until the loan was repaid.

Total interest expense related to both loans was $43,000 for the year ended June 30, 2010. In accordance with the terms of the loans, both loans plus accrued interest were settled in August 2009 by the issuance of 4,754,870 shares of common stock in our rights offering and the payment of $404,000 in cash.

Robert W. Duggan, our Chairman of the Board of Directors and Chief Executive Officer, participated in our 2011 and 2010 Registered Direct Offerings for a total of $6,000,000 and $7,000,000, respectively.

Note 14 – Subsequent Events

On August 1, 2012, we announced that we had triggered the first $50,000,000 milestone payment obligation from Janssen under our collaboration and license agreement as a result of the enrollment of a fifth patient in our international Phase III randomized, multicenter, open-label clinical trial of ibrutinib versus ofatumumab for patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma (“CLL/SLL”). On August 20, 2012, we announced that we had triggered the second $50,000,000 milestone payment obligation from Janssen under the collaboration and license agreement as a result of the enrollment of a fifth patient in our single-arm, multi-center Phase II trial of ibrutinib in patients with relapsed or refractory mantle cell lymphoma (“MCL”).

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

As of June 30, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Vice President, Finance and Administration concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Administration, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

See Index to Financial Statements under Item 8 on page 62.

(a) 2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a) 3.	Exhibits

See Index to Exhibits beginning on page 96.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACYCLICS, INC.

Dated: September 5, 2012	By:	/s/ ROBERT W. DUGGAN
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

Signature	Title	Date

/s/ ROBERT W. DUGGAN
Robert W. Duggan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 5, 2012

/s/ RAINER M. ERDTMANN
Rainer M. Erdtmann	Vice President, Finance and Administration and Secretary (Principal Financial and Accounting Officer)	September 5, 2012

/s/ ROBERT F. BOOTH, Ph.D.
Robert F. Booth, Ph.D.	Director	September 5, 2012

/s/ ERIC H. HALVORSON
Eric H. Halvorson	Director	September 5, 2012

Roy C. Hardiman	Director	September 5, 2012

/s/ MINESH P. MEHTA, M.D.
Minesh P. Mehta, M.D	Director	September 5, 2012

/s/ DAVID D. SMITH, Ph.D.
David D. Smith, Ph.D.	Director	September 5, 2012

/s/ RICHARD A. VAN DEN BROEK
Richard A. van den Broek	Director	September 5, 2012

EXHIBITS INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2011).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2011.
4.1	Specimen Certificate of the Company's Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048).
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
10.4+
The Company's Employee Stock Purchase Plan as amended and restated on October 25, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2011).

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
10.13
Lease and Lease Termination Agreement dated June 14, 2000 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the year ended June 30, 2001).

10.14
First Amendment to New Lease dated April 10, 2001 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the year ended June 30, 2001).

10.15
Second Amendment to New Lease dated June 29, 2001 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended June 30, 2001).

10.16
Third Amendment to New Lease dated February 5, 2003 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.17
Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the year ended June 30, 2004).

10.18+
The Company's 2004 Equity Incentive Award Plan (the "2004 Plan") as amended and restated on October 25, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2011).

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

10.25
Fifth Amendment to New Lease dated July 11, 2008 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2008).

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
10.28+
Offer letter dated April 13, 2006 by and between the Company and David J. Loury, Ph.D. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008).

10.29+
Severance benefit agreement dated November 5, 2008 by and between the Company and David J. Loury, Ph.D. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008).

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

10.39
Sixth Amendment to New Lease dated January 20, 2011 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.40
Form of Stock Purchase Agreement by and between the Company and various institutional investors dated June 17, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2011).

10.41
Consulting Agreement by and between Gwendolyn Fyfe and the Company dated May 10, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.42
Amendment to Consulting Agreement by and between Gwendolyn Fyfe and the Company dated November 8, 2011 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.43*
Collaboration and License Agreement by and between the Company and Janssen Biotech, Inc. dated as of December 8, 2011 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2011).

10.44
Seventh Amendment to New Lease dated February 14, 2012 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.45
Amendment No. 1 to the Collaboration Agreement by and between the Company and Les Laboratoires Servier and Institut De Recherches Internationales Servier dated as of January 5, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 95).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*   Confidential treatment has been granted as to certain portions of this agreement.
+   Indicates a management contract or compensatory plan or arrangement.