Form 10-Q
period 2012-09-30
PHARMACYCLICS INC
filed 2012-11-07
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, there were 69,797,082 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

PHARMACYCLICS, INC.
Form 10-Q

PART I.                       FINANCIAL INFORMATION

Item 1.                         Financial Statements
PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share amounts)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$276,187	$197,896
Marketable securities	9,916	5,711
Accounts receivable	8,796	5,924
Prepaid expenses and other current assets	2,610	3,864
Total current assets	297,509	213,395
Property and equipment, net	4,975	3,842
Other assets	2,074	1,883
Total assets	$304,558	$219,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,459	$2,644
Accrued liabilities	11,458	8,288
Income taxes payable	2,927	—
Deferred revenue	7,978	8,054
Total current liabilities	25,822	18,986
Deferred revenue – non-current	64,804	67,324
Deferred rent	765	687
Total liabilities	91,391	86,997
Commitments and contingencies (Notes 4 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized at September 30, 2012 and June 30, 2012; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 and 100,000,000 authorized at September 30, 2012 and June 30, 2012; shares issued and outstanding – 69,696,357 and 69,317,657 at September 30, 2012 and June 30, 2012	7	7
Additional paid-in capital	538,702	533,264
Accumulated other comprehensive loss	(9)	(9)
Accumulated deficit	(325,533)	(401,139)
Total stockholders’ equity	213,167	132,123
Total liabilities and stockholders’ equity	$304,558	$219,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended
	September 30,
	2012	2011
Revenue:
License and milestone revenue	$100,000	$—
Collaboration services revenue	2,695	37
Total revenue	102,695	37
Operating expenses:
Research and development	19,072	11,248
General and administrative	4,868	3,350
Total operating expenses	23,940	14,598
Income (loss) from operations	78,755	(14,561)
Interest income	53	35
Other income (expense), net	(1)	(12)
Income (loss) before income taxes	78,807	(14,538)
Income tax (provision) benefit	(3,201)	—
Net income (loss)	$75,606	$(14,538)
Net income (loss) per share:
Basic	$1.09	$(0.21)
Diluted	$1.02	$(0.21)
Weighted average shares used to compute
net income (loss) per share:
Basic	69,512	68,323
Diluted	74,456	68,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,
	2012	2011
Comprehensive income (loss), net of taxes
Net income (loss)	$75,606	$(14,538)
Change in net unrealized losses on available-for-sale securities	—	5
Total comprehensive income (loss)	$75,606	$(14,533)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$75,606	$(14,538)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	260	98
Amortization of premium (discount) on marketable securities, net	—	63
Share-based compensation expense	3,166	2,164
Loss on retirement and disposal of property and equipment	1	12
Changes in assets and liabilities:
Accounts receivable	(2,872)	26
Prepaid expenses and other assets	930	(686)
Accounts payable	610	(3,796)
Accrued liabilities	2,889	5,418
Income taxes payable	2,927	—
Deferred revenue	(2,596)	—
Deferred rent	78	70
Net cash provided by (used in) operating activities	80,999	(11,169)
Cash flows from investing activities:
Purchase of property and equipment	(908)	(384)
Payments for (proceeds from) other investing activities	—	(12)
Purchase of marketable securities	(4,925)	—
Proceeds from maturities of marketable securities	720	6,190
Net cash (used in) provided by investing activities	(5,113)	5,794
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	(571)
Proceeds from exercise of stock options and stock purchase rights	2,405	5,114
Net cash provided by financing activities	2,405	4,543
Increase (decrease) in cash and cash equivalents	78,291	(832)
Cash and cash equivalents at beginning of period	197,896	87,757
Cash and cash equivalents at end of period	$276,187	$86,925

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued liabilities	625	190
Receivable for stock option exercises	34	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company and Significant Accounting Policies
Description of the Company
Pharmacyclics, Inc. ("the Company" or "Pharmacyclics") is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. The Company's corporate mission statement reads as follows: To build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious medical healthcare needs; to identify promising product candidates based on exceptional scientific, development, and administrative expertise, develop products in a rapid, cost-efficient manner and to pursue commercialization and/or development partners when and where appropriate. The Company exists to make a difference for the better and these are important times to do that.
Presently, the Company has three product candidates in clinical development and several molecules in preclinical lead optimization. To date, nearly all of the Company's resources have been dedicated to the research and development of its products, and the Company has not generated any commercial revenue from the sale of its products. The Company does not anticipate the generation of any product commercial revenue until it receives the necessary regulatory and marketing approvals to launch one of its products.
The Company was in the development stage at June 30, 2011, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.” During the year ended June 30, 2012, the Company exited the development stage with the signing of the first significant collaboration with Janssen Biotech, Inc (“Janssen”) (See Note 4), from which the Company received its first significant revenue from principal operations, reflective that the Company is no longer in the development stage.
Based upon the current status of its product development and plans, the Company believes that the existing cash, cash equivalents and marketable securities will be adequate to satisfy the Company's capital needs through at least the next twelve months. However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with the Company's general and administrative expenses, are expected to result in significant operating expenditures until the commercialization of the Company's products, or partner collaborations, generate sufficient revenue to cover expenses. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. While during the three months ended September 30, 2012, the Company had net income of $75,606,000, the Company has not generated any commercial revenue from sales of its products. The Company's sustaining profitability depends upon its ability, alone or with others, to successfully complete the development of its product candidates, and to obtain required regulatory approvals and to successfully manufacture and market its products.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Pharmacyclics, Inc. and its wholly-owned subsidiaries, Pharmacyclics (Europe) Limited, Pharmacyclics Switzerland GmbH and Pharmacyclics Cayman Ltd. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's consolidated operations.
The interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of the Company's financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The year-end condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
In the opinion of management, the unaudited financial information for the interim periods presented reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies
The Company's significant accounting policies were described in Note 2 to its consolidated financial statements included in its 2012 Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no significant changes to the Company's accounting policies since June 30, 2012.
Concentration of credit risk
As of September 30, 2012, the Company's accounts receivable balance of $8,796,000 was primarily comprised of $8,600,000 due from Janssen associated with the reimbursement of certain costs under the collaboration agreement (See Note 4).
Reclassifications
Certain amounts within the condensed consolidated balance sheet for the prior period have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position.
Note 2 - Basic and Diluted Net Income (Loss) Per Share
 Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options and shares to be purchased under the employee stock purchase plan. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock can result in a greater dilutive effect from potentially dilutive securities.
The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2012	2011
Numerator:
Net income (loss)	$75,606	$(14,538)
Denominator:
Weighted average common shares-basic	69,512	68,323
Effect of dilutive securities:
Employee stock options	4,794	—
Employee stock purchase plan	150	—
Weighted average common shares - diluted	74,456	68,323
Net income (loss) per share:
Basic	$1.09	$(0.21)
Diluted	$1.02	$(0.21)
Potentially dilutive securities excluded from net income (loss) per share - diluted because their effect is anti-dilutive	220	6,833
Note 3 - Share-Based Compensation and Stockholders’ Equity
The Company grants options to purchase its common stock pursuant to its 2004 Equity Incentive Award Plan.
The components of share-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Research and development	$2,590	$1,538
General and administrative	576	626
Total share-based compensation	$3,166	$2,164

The following table summarizes the Company's stock option activity for the three months ended September 30, 2012 (in thousands):

	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2012	6,031	$7.37
Options granted	261	44.56
Options exercised	(379)	6.00
Options forfeited or expired	(108)	54.83
Balance at September 30, 2012	5,805	$8.25

The accounting grant date for employee stock options with performance obligations is the date on which the performance goals have been defined and a mutual understanding of the terms has been reached. Generally options with performance obligations vest over a four year period, with the goals set and agreed upon each year. Therefore, the table above does not include 1,525,417 performance options granted in current and prior fiscal years for which the performance criteria had not been established as of September 30, 2012.
 At September 30, 2012, 3,645,740 shares were available for grant under the Company's 2004 Equity Incentive Award Plan.
 Employee Stock Purchase Plan. There were no sales under the Employee Stock Purchase Plan ("Purchase Plan") in the three month periods ended September 30, 2012 and 2011. Shares available for future purchase under the Purchase Plan were 451,824 at September 30, 2012.
Common Stock and Additional Paid-In Capital. Additional paid-in capital increased by $5,438,000 during the three months ended September 30, 2012 as a result of the issuance of common stock upon exercise of stock options of $2,272,000 and share-based compensation expense of $3,166,000.
Note 4 — Collaboration and Other Agreements
For the three months ended September 30, 2012 and 2011, the Company recognized revenue related to its collaboration and license arrangements as follows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Janssen	$102,595	$—
Les Laboratoires Servier (“Servier”)	55	27
Other	45	10
Total	$102,695	$37
Collaboration and License Agreement with Janssen
In December 2011, the Company entered into a worldwide collaboration and license agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson for the development and commercialization of ibrutinib (formerly known as PCI-32765), a novel, orally active, Bruton’s Tyrosine Kinase (“BTK”) inhibitor, and certain compounds structurally related to ibrutinib, for oncology and other indications, excluding all immune mediated diseases and inflammatory or conditions and all psychiatric or psychological diseases or conditions, in the U.S. and outside the U.S..
The collaboration provides Janssen with a license to exploit the underlying technology exclusively outside of the U.S. (the “License Territory”) and co-exclusively with Pharmacyclics in the U.S..
The collaboration has no fixed duration or expiration date and provided for payments by Janssen to the Company of a $150,000,000 non-refundable upfront payment upon execution, as well as potential future milestone payments of up to $825,000,000, based upon continued development progress ($250,000,000), regulatory progress ($225,000,000) and approval of the product in both the U.S. and the License Territory ($350,000,000). The Company earned $100,000,000 related to clinical milestones during the three months ended September 30, 2012 due to its achievement of two clinical milestones and a third $50,000,000 milestone payment obligation from Janssen was triggered on October 15, 2012 (see Note 11).

The clinical, regulatory and approval milestones represents non-refundable amounts that would be paid by Janssen to the Company if certain milestones are achieved in the future. The Company has elected to apply the guidance in ASC 605-28 to the milestones. These milestones, if achieved, are substantive as they relate solely to past performance, are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of the Company's performance, which are reasonable relative to the other deliverables and terms of the arrangement, and are unrelated to the delivery of any further elements under the arrangement.
The agreement includes a cost sharing arrangement for associated development activities. Except in certain cases, in general Janssen is responsible for approximately 60% of development costs and the Company is responsible for the remaining 40% of development costs. In general, costs associated with commercialization will be included in determining pre-tax profit or pre-tax loss, which are to be shared by the parties 50/50.
The collaboration with Janssen provides the Company with an annual cap of its share of development costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement. In the event that the Company's share of aggregate development costs in any given calendar year, together with any other amounts that become due from the Company, plus the Company's share of pre-tax loss (if any) for any calendar quarter in such calendar year, less the Company's share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the “Excess Amounts”) shall be borne by Janssen. As of September 30, 2012, the Company's share of costs incurred under the collaboration with Janssen for the calendar year to date was $42,936,000.
The total Excess Amounts plus interest may not exceed $225,000,000.  Interest shall be accrued on the outstanding balance with interest calculated at the average annual European Interbank Offered Rate (“EURIBOR”) for the EURO or London Interbank Offered Rate (“LIBOR”) for U.S. Dollars as reported in the Wall Street Journal, plus 2%, calculated on the number of days from the date on which the Company's payment would be due to Janssen. The interest rate on outstanding Excess Amounts shall not exceed 5% per annum, and shall not in the aggregate exceed an outstanding balance of $25,000,000.  The total Excess Amounts including any accrued interest may not exceed $225,000,000 at any given time.
In the event the Excess Amounts plus interests reach a maximum of $225,000,000, the Company shall be responsible for its share of development costs, together with any other amounts that become due from the Company, plus its share of any pre-tax loss beyond such maximum. For all calendar quarters following the Company's third profitable calendar quarter, as determined in the agreement, the Company can no longer add to Excess Amounts and shall be responsible for its own share of development costs along with its share of pre-tax losses incurred in such quarters. Janssen may recoup the Excess Amounts, together with interest from the Company's share of pre-tax profits (if any) in calendar quarters subsequent to its third profitable calendar quarter until the Excess Amounts and applicable interest has been fully repaid. At September 30, 2012 , the Company did not have any Excess Amounts outstanding under these terms of the agreement. For the three months ended September 30, 2012, the Company did not incur interest expense in connection with the Excess Amounts. Although the Company has no Excess Amounts outstanding as of September 30, 2012, the Company evaluated the accounting for Excess Amounts and determined that should any Excess Amounts arise, the Company will record those as a reduction to expenses.
The agreement also includes a 50/50 net profit sharing arrangement for the commercialization of any products resulting from the collaboration. Both parties are responsible for the development, manufacturing and marketing of any products resulting from this agreement. Janssen has sole responsibility and exclusive rights to commercialize the products in the License Territory. The parties hold joint responsibility and co-exclusive rights to commercialize the products in the U.S., and Pharmacyclics will serve as the lead party in such effort. The Company continues to work with Janssen on protocols and the design, schedules and timing of trials.
In accordance with ASU No. 2009-13 (and as incorporated into ASC Topic 605-25), the Company identified all of the deliverables at the inception of the agreement. The significant deliverables were determined to be the license, committee services, development services and commercialization services. The commercialization services represent a contingent deliverable for which there is not a significant incremental discount.
The Company has determined that the license represents a separate unit of accounting as the license, which includes rights to the underlying technologies for ibrutinib, has standalone value apart from the committee and development services because the development, manufacturing and commercialization rights conveyed would permit JBI to perform all efforts necessary to bring the compound to commercialization and begin selling the drug upon regulatory approval. The Company has also determined that the committee and development services each represent individual units of accounting as they have standalone value from each other.  The Company has determined its best estimate of selling prices for the license unit of accounting based on the income approach as defined in ASC 820-10-35-32. This measurement is based on the value indicated by current estimates about those future amounts and reflects management determined estimates and assumptions. These estimates and assumptions include, but are not limited to, how a market participant would use the license, estimated market opportunity and expected market share and assumed royalty rates that would be paid for sales resulting from products developed using the license, similar arrangements entered into by third parties and entity-specific factors such as the terms of the Company's previous collaborative agreement, the Company's pricing practices and pricing objectives, the likelihood that clinical trials will be successful, the likelihood that regulatory approval will be received and that the products will become commercialized and the markets served. These estimates and assumptions led to an expected future cash flow which was discounted based on estimated weighted average cost of capital of 12% and royalty rates ranging from 30% to 40%. The Company has also determined its best estimate of selling prices for the committee and development services, based on the nature of the services to be performed and estimates of the associated effort as well as estimated market rates for similar services. The arrangement consideration of $150,000,000 was allocated to the units of accounting based on the relative selling price method.
Of the $150,000,000 upfront payment received, $70,605,000 was allocated to the licenses, $14,982,000 to the committee services and $64,413,000 to the development services. The Company has recognized license revenue upon execution of the arrangement as the associated unit of accounting had been delivered pursuant to the terms of the agreement. At inception, the $14,982,000 and $64,413,000 allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively. The Company has recognized development costs under the collaboration as a component of research and development expense of $25,545,000 for the three months ended September 30, 2012, offset by amounts due to the Company from Janssen under the cost sharing arrangement of $8,817,000. The Company also recognized certain general and administrative expenses, including marketing and patent costs, under the collaboration agreement as a component of general and administrative expense of $905,000 for the three months ended September 30, 2012, increased by $217,000 due from the Company to Janssen under the cost sharing arrangement. Accounts receivable at September 30, 2012 included $8,600,000 due from Janssen in connection with the cost sharing arrangement. As of June 30, 2012, accounts receivable included $5,799,000 due from Janssen in connection with the cost sharing arrangement.
Total revenue recognized with respect to the Company's worldwide collaboration and license agreement with Janssen consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2012	2011
License and milestone revenue	$100,000	$—
Collaboration services revenue	2,595	—
Total revenue	$102,595	$—

At September 30, 2012, approximately $72,782,000 was included in deferred revenue related to the committee and development services, of which $64,804,000 was included in deferred revenue non-current.
Collaboration and License Agreement with Servier
In April 2009, the Company entered into a collaboration and license agreement with Servier to research, develop and commercialize abexinostat (PCI-24781), an orally active, novel, small molecule inhibitor of pan-HDAC enzymes. Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the pan-HDAC inhibitor product worldwide except for the United States and will pay development and regulatory milestones and a royalty to the Company on sales outside of the United States. Servier is solely responsible for conducting and paying for all development activities outside the United States. The Company continues to own all rights within the United States.
In May 2009, the Company received an upfront payment from Servier of $11,000,000 ($10,450,000 net of withholding taxes) and the Company received an additional $4,000,000 for research collaboration paid over a twenty-four months period through April 2011. The revenue related to these payments was recognized over the two-years period, which ended in April 2011.
Under this agreement with Servier, the Company is also eligible to receive up to $24,500,000 in milestone payments upon achievement of pre-specified events; including up to $10,500,000 million for the achievement of clinical development milestones ($7,000,000 of which was paid to the Company, in advance, during April 2011), up to $5,000,000 for the achievement of regulatory progress and up to $9,000,000 for regulatory approval of the pan HDAC product in major jurisdictions. In addition, Servier agreed to make royalty payments on net sales of the licensed product as defined in the agreement. In October 2011, the milestone related to the $7,000,000 advance payment was achieved and the Company recognized the amount as revenue.

Celera Corporation
In April 2006, the Company acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation – a subsidiary of Quest Diagnostics Incorporated). Under the terms of the agreement, the Company acquired Celera technology and intellectual property relating to drugs that target histone deacetylase (“HDAC”) enzymes, selective HDAC enzymes, a Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases, and B-cell associated tyrosine kinase inhibitors, including BTK, potentially useful for the treatment of lymphomas/leukemias, inflammatory and autoimmune diseases. At the date of acquisition, the HDAC drug candidate was in a Phase I clinical trial and the other drug candidates were in pre-clinical development.
Future milestone payments to Celera under the agreement, as amended, could total as much as $97,000,000, although the Company currently cannot predict if or when any of the milestones will be achieved.  Approximately two-thirds of the milestone payments relates to the Company's HDAC Inhibitor program and approximately one-third relates to the Company's Factor VIIa program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. There are no milestone payments related to the Company's BTK program.  In addition to the milestone payments, Celera will be entitled to royalty payments based on annual sales of drugs commercialized from the Company's HDAC Inhibitor, Factor VIIa nhibitor and certain BTK inhibitors.
Note 5 – Fair Value Measurements and Marketable Securities
The Company's marketable securities are classified as “available-for-sale”. The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other income (loss). The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Gains and losses on securities sold are recorded based on the specific identification method and are included in interest expense and other income (expense), net in the statement of operations.
Management assesses whether declines in the fair value of marketable securities are other than temporary. If the decline is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in the statement of operations. In determining whether a decline is other than temporary, management considers various factors including the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company's intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.
The fair value of the Company's financial assets and liabilities is determined by using three levels of input which are defined as follows:
Level 1 - Quoted prices in active markets for identical assets or liabilities. At September 30, 2012, the Company's Level 1 assets were comprised of money market funds.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's short-term investments primarily utilize broker quotes in markets with infrequent transactions for valuation of these securities. At September 30, 2012, the Company's Level 2 assets were comprised of U.S. agency securities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At September 30, 2012, the Company did not hold any Level 3 assets.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The following is a summary of the Company's available-for-sale securities at September 30, 2012 and June 30, 2012, respectively (in thousands):

As of September 30, 2012	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$124,534	$—	$—	$124,534
US agency securities – FDIC insured	9,925	—	(9)	9,916
Subtotal	134,459	—	(9)	134,450
Less cash equivalents	(124,534)	—	—	(124,534)
Total marketable securities	$9,925	$—	$(9)	$9,916

As of June 30, 2012	Cost Basis	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$103,980	$—	$—	$103,980
US agency securities – FDIC insured	5,720	—	(9)	5,711
Subtotal	109,700	—	(9)	109,691
Less cash equivalents	(103,980)	—	—	(103,980)
Total marketable securities	$5,720	$—	$(9)	$5,711
At September 30, 2012, the Company's marketable securities had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$9,925	$9,916
The following table sets forth the basis of fair value measurements for the Company's available-for-sale securities as of September 30, 2012 and June 30, 2012 (in thousands):

		Basis of Fair Value Measurements
	Estimated Fair Value as of September 30, 2012	Level 1	Level 2	Level 3
Money market funds	$124,534	$124,534	$—	$—
US agency securities - FDIC insured	9,916	—	9,916	—
Total cash equivalents and marketable securities	$134,450	$124,534	$9,916	$—

		Basis of Fair Value Measurements
	Estimated Fair Value as of June 30, 2012	Level 1	Level 2	Level 3
Money market funds	$103,980	$103,980	$—	$—
US agency securities - FDIC insured	5,711	—	5,711	—
Total cash equivalents and marketable securities	$109,691	$103,980	$5,711	$—

Note 6 – Balance Sheet Components
Property and equipment, net, consists of the following (in thousands):

	September 30, 2012	June 30, 2012
Equipment	$8,474	$8,017
Leasehold improvements	4,434	3,670
Furniture and fixtures	669	631
	13,577	12,318
Less: Accumulated depreciation and amortization	(8,602)	(8,476)
	$4,975	$3,842
Accrued liabilities consist of the following (in thousands):

	September 30, 2012	June 30, 2012
Accrued clinical related	$3,056	$2,602
Accrued payroll and employee related expenses	3,619	1,696
Accrued contract manufacturing	1,379	1,574
Accrued outside services	896	840
Accrued other	2,508	1,576
	$11,458	$8,288
Note 7 – Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the year-to-date pre-tax income (loss). In determining the estimated annual effective income tax rate, the Company analyzes various factors including projections of its annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, its ability to use tax credits and net operating loss carryforwards and available tax planning alternatives. Discrete items including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur.
For the three months ended September 30, 2012, the Company recorded income tax expense of $3,201,000 that represents an estimated annual effective tax rate of approximately 4.1%. The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to the use of federal net operating loss carryovers that are not subject to any use limitations. Income tax expense for the three months ended September 30, 2012 was primarily related to the Federal Alternative Minimum Tax.
For the three months ended September 30, 2011, the Company did not record an income tax expense due to its history of operating losses.
The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of the Company's deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that the Company will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether the Company will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets at both September 30, 2012 and June 30, 2012. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Should the actual timing differences differ from the Company's estimates, the amount of the Company's valuation allowance could be materially impacted.
The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically. In the event the Company receives an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of September 30, 2012, all tax years in the U.S. remain open due to the taxing authorities’ ability to adjust operating loss carry forwards.

Note 8 – Related Party Transaction
During the three months ended September 30, 2011, the Company paid Dr. Gwen Fyfe, a former member of its Board of Directors, approximately $89,000 for consulting services under a Consulting Agreement entered into prior to Dr. Fyfe joining its Board in December 2010. The Company did not make any payment to Dr. Fyfe during the three months ended September 30, 2012. In November 2011, the Company entered into an amendment (the “Amendment”) to the Consulting Agreement with Dr. Fyfe. The Amendment provided that Dr. Fyfe would receive a lump sum of $50,000 and that she will continue to provide limited consulting services to the Company for a period of two years. Payment of the $50,000 lump sum occurred in November 2011. In addition, the options to purchase 330,000 shares of the Company's common stock previously granted to Dr. Fyfe in connection with her consulting services continued to vest through November 30, 2011 and shall remain exercisable for a period of two years following the date of the Amendment. Dr. Fyfe did not stand for reelection at the Company's December 15, 2011 Annual Meeting of Stockholders. Options granted to Dr. Fyfe upon her initial election to the Board continued to vest through December 15, 2011; all such vested options and all additional options received by Dr. Fyfe in connection with her Board service shall remain exercisable for a period of three years from this date.
Note 9 – Commitments and Contingencies
Facilities Lease
In February 2012, the Company entered into an amendment of the lease agreement which added an additional 15,000 square feet of the leased space, giving the Company a total of 79,776 square feet. The amendment included an abatement of the monthly rent of the additional facility for the first seven months, limited to $126,000. The lease includes an option to extend the lease term for five years. The amended lease expires in November 2017.
The Company recognizes rental expense on the facilities on a straight line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. The Company's future minimum lease payments at September 30, 2012 are as follows:

Fiscal year	Operating Lease Commitments
2013 (remaining nine months)	$846
2014	1,223
2015	1,285
2016	1,330
2017	1,376
Thereafter	582
Total	$6,642
Purchase Commitments
The Company had noncancelable purchase obligations for approximately $400,000 and $5,358,000 as of September 30, 2012 and June 30, 2012, respectively.
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

Note 10 — Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance in connection with disclosures about offsetting assets and liabilities. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset. The Company does not expect the adoption of this guidance to have a significant impact on its condensed consolidated financial statements.
Note 11 — Subsequent Events
Milestone payment obligation from Janssen
On October 15, 2012, the Company announced that the third $50,000,000 milestone payment obligation from Janssen under the collaboration and license agreement had been triggered as a result of the enrollment of a fifth patient in a study of ibrutinib in combination with bendumustine and rituximab in patients with relapsed or refractory chronic lymphocytic leukemia.
License agreement with Novo Nordisk A/S
On October 4, 2012, the Company entered into a strategic license agreement (the "Agreement") with Novo Nordisk A/S. Under the terms of the agreement, Novo Nordisk acquired the exclusive worldwide rights for the Company's small molecule Factor VIIa inhibitor, PCI-27483, in a restricted disease indication outside of oncology. Novo Nordisk will utilize PCI-27483 as an excipient in a product within Novo Nordisk's biopharmaceutical unit.
In connection with entering into the Agreement, the Company is entitled to an upfront payment of $5,000,000 which was received in October 2012. In addition, the Company may receive up to $55,000,000 based on the achievement of certain development, regulatory and sales milestones. Upon commercialization, the Company will also receive low single digit tiered royalties on Novo Nordisk's net sales of biopharmaceutical formulations utilizing the addition of PCI-27483.

Item 2.                         Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2012 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 5, 2012.

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events, such as our future clinical and product development, financial performance and regulatory review of our product candidates. Our actual results could differ materially from any future performance suggested in this report as a result of various factors, including those discussed elsewhere in this report, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and in our other Securities and Exchange Commission reports and filings. All forward-looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.
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
Presently, we have three product candidates in clinical development and several preclinical molecules in lead optimization or pre-clinical development. We are committed to high standards of ethics, scientific rigor, and operational efficiency as we move each of these programs toward potential commercialization. To date, nearly all of our resources have been dedicated to the research and development of our products, and we have not generated any commercial revenues from the sale of our products. We do not anticipate the generation of any product commercial revenue until we receive the necessary regulatory and marketing approvals to launch one of our products.

We were in the development stage at June 30, 2011, as defined in Financial Accounting Standards Board Accounting Standards Codification Topic 915, “Development Stage Entities.” During the fiscal year ended June 30, 2012, we exited the development stage with the signing of our first significant collaboration with Janssen Biotech, Inc. (“Janssen”) (See Note 4 to the condensed consolidated financial statements), from which we received our first significant revenue from principal operations, reflective that we are no longer in the development stage.
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
Ibrutinib (also known as PCI-32765) - Bruton’s Tyrosine Kinase (“BTK”) Inhibitor for Oncology
Ibrutinib is an orally active selective irreversible inhibitor of BTK that we are developing for the treatment of patients with B-cell malignancies (lymphoma or leukemias). B-cell maturation is mediated by B-cell receptor (“BCR”) signal transduction and BTK is an essential part of the BCR signaling pathway. Recently, BTK has been demonstrated to affect a number of vital growth and survival processes in cancerous B-cells.
Ibrutinib Clinical Development Update
During fiscal year 2012 we provided updates on several of our clinical programs at major scientific conferences. The following is a summary of the clinical updates provided:
At the 2011 American Society of Hematology ("ASH") Annual meeting in December 2011, we presented interim results of our Phase II study in mantle cell lymphoma (“MCL”) patients. In the Phase II study PCYC-1104, ibrutinib was administered orally at 560 mg daily until disease progression. Efficacy data was reported on 51 patients (31 patients had bortezomib-naive disease, 20 patients had previously received bortezomib) who had post-baseline tumor assessments and were thus evaluable for response. The objective response rate (“ORR”), according to the 2007 Non-Hodgkin's Lymphoma ("NHL") International Working Group criteria, was 69% (35/51 patients). ORR was similar in bortezomib-naive and bortezomib-exposed patients (71% and 65%, respectively). At the time of the analysis 31 of 35 (89%) responding patients had ongoing responses at the median follow-up of 3.7 months. Consistent with previous trials of ibrutinib, the most common adverse events reported in this trial were Grade 1 (mild) or 2 (moderate) fatigue, diarrhea and nausea. Three patients discontinued the study at that time due to adverse events regardless of causality.
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
The first results of Phase II study PCYC-1109 were also presented at ASCO in June 2012 and included a total of 27 patients with Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma/Prolymphocytic Leukemia (“CLL/SLL/PLL”) (n=24) and Richter's transformation (n=3) that were treated in cohort one, in which ibrutinib (420 mg) was followed by concomitant ofatumumab with continued ibrutinib until progression. The combination was well tolerated, as indicated by reports that the majority of adverse events were Grades 1/2. No new safety signals were identified. At the time of the analysis for the CLL/SLL/PLL patients, the overall response rate, as measured by IWCLL criteria, and the progression free survival probability were both 100% at the median follow-up of 9.8 months. Also at the time of the analysis, 89% of CLL/SLL/PLL patients remained on study and only 1 patient had discontinued treatment by proceeding to stem cell transplant. The results of this Phase II study, as presented at ASCO in June 2012, also included rapid onset of response, low relapse rate and a favorable safety profile which make this combination worthy of further study. Cohorts evaluating other therapeutic sequences with ofatumumab and ibrutinib are currently underway.

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
The other ongoing Phase Ib/II programs for ibrutinib also include the following clinical studies in lymphoma and multiple myeloma:
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
We are encouraged by preliminary signals from our Phase I single agent trial, PCYC-04753, in follicular lymphoma and are currently moving forward with clinical development in this histology.
The Phase II Study PCYC-1111 using ibrutinib in patients with relapsed or refractory multiple myeloma (“MM”) started enrollment in calendar Q1 2012. The Company will evaluate over the next 12 months the data generated by this ongoing Phase II study to prepare a clinical development plan for ibrutinib in MM. This multi-center Phase II study, conducted by Pharmacyclics, is open in the U.S. and we plan to enroll up to 164 patients.
We have also initiated the first pivotal Phase III study in CLL/SLL. The Phase III randomized controlled study, RESONATE™ is designed to demonstrate superiority of single agent ibrutinib to ofatumamab in relapsed or refractory CLL/SLL. The primary endpoint of the study is to demonstrate a clinically significant improvement in progression-free survival in relapsed or refractory CLL/SLL patients as compared to that achieved with ofatumumab therapy. The key secondary endpoints include overall response rate, overall survival and other measures of clinical benefit. This global study, conducted by Pharmacyclics, is currently enrolling CLL/SLL patients with a projected enrollment of 350 patients worldwide.
Additionally, the investigation of ibrutinib (PCI-32765) for the treatment of patients with CLL/SLL who have relapsed or have refractory disease and have previously received at least one prior therapy was designated as a Fast Track development program by the Division of Hematology Products, Office of Hematology and Oncology Products, a department of the FDA.
Our partner, Janssen, has initiated the following studies:

•
Phase III study of ibrutinib in combination with bendamustine and rituximab in patients with relapsed/refractory CLL/SLL: A randomized, multi-center Phase III, double blinded, placebo controlled, registration trial of ibrutinib in combination with bendamustine and rituximab in relapsed/refractory CLL/SLL patients who received at least one line of prior systemic therapy. The primary endpoint of the study is to demonstrate a clinically significant improvement in progression-free survival versus bendamustine and rituximab therapy alone. The key secondary endpoints include overall response rate, overall survival and other measures of clinical benefit. This global study is open and Janssen plans to enroll 580 patients worldwide.

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

•
Phase II dose escalating study of ibrutinib in combination with R-CHOP in patients with newly diagnosed NHL: The purpose of this study is to identify if, and at what dose, ibrutinib may be administered with R-CHOP and to document responses of this combination in patients with newly diagnosed diffused large B-cell lymphoma. This multi-center global study, conducted by Janssen, is open and Janssen plans to enroll up to 42 patients.

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
Factor VIIa PCI-27483 Clinical Development Update
A multicenter Phase I/II of PCI-27483 in patients with locally advanced or metastatic pancreatic cancer that are either receiving or are planned to receive gemcitabine therapy has completed enrollment. The Phase II portion of the study randomized patients to receive either gemcitabine alone or gemcitabine plus PCI-27483 (1.2 mg/kg twice daily). The objectives are to assess the safety of Factor VIIa Inhibitor PCI-27483 at pharmacologically active dose levels, to assess potential inhibition of tumor progression and to obtain initial information of the effects on the incidence of thromboembolic events.  Data from initial efficacy analysis is expected to report out late 2012. We expect to submit the analysis to a scientific conference for presentation in mid-2013. Due to a paradigm shift away from the use of gemcitabine alone for the treatment of pancreatic cancer, enrolling patients in this randomized study has been challenging. Pharmacyclics is evaluating other alternatives for development of this agent.
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
Abexinostat has been tested in several clinical trials in the U.S. by Pharmacyclics and ex-U.S. by our partner Servier. In the U.S., Pharmacyclics has completed two Phase I studies using abexinostat as a single agent in patients with advanced solid tumors, and has completed enrollment in a Phase I trial in sarcoma patients (in combination with doxorubicin, an anti-tumor agent), in which the maximum tolerated dose and recommended Phase II dose were established. A Phase I/II trial testing abexinostat single agent in patients with relapsed or refractory NHL (PCYC-0403) has also completed enrollment. In the sarcoma trial, co-sponsored by the Massachusetts General Hospital and Dana-Farber Cancer Institute, the Phase I dose escalation has been completed and the maximum tolerated dose in combination with doxorubicin has been established. Preliminary results from this study will be presented at the Connective Tissue Oncology Society (“CTOS”) Annual Meeting to be held in November 2012. The single agent NHL trial (PCYC-0403) has also completed enrollment in the Phase II arm with 16 patients in multiple relapsed follicular lymphoma and 14 patients in relapsed mantle cell lymphoma. The results of this study will be presented in an oral presentation at the 2012 ASH Annual Meeting. A Phase I Investigator-sponsored trial of abexinostat in combination with the multi-targeted tyrosine kinase inhibitor pazopanib has recently been initiated at University of California, San Francisco, and the first dose cohort is enrolling patients with advanced solid tumors. Our collaboration partner for ex-U.S. markets, Servier, has initiated seven Phase I/II trials in Europe and Asia in lymphomas and solid tumors with abexinostat as single agent and in combination with other chemotherapeutic agents including cisplatin, liposomal doxorubicin and FOLFOX. The Phase II portion of Servier's single agent lymphoma trial was opened in Q4 of calendar 2011. Further analysis of these trials and any updates may be released by Servier.
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
Results of Operations
Revenue (in thousands):

	Three Months Ended
	September 30,
	2012	2011
License and milestone revenue	$100,000	$—
Collaboration services revenue	2,695	37
Total revenue	$102,695	$37

In December 2011, we entered into a worldwide collaboration and license agreement with Janssen which provided for a $150,000,000 non-refundable upfront payment upon execution (see Note 4 to the condensed consolidated financial statements). The revenue related to the upfront payment was allocated $70,605,000 to the licenses, $14,982,000 to the committee services and $64,413,000 to the development services.
For the three months ended September 30, 2012, total revenue related to the Janssen agreement was $102,595,000, compared to zero for the three months ended September 30, 2011. Revenue for the three months ended September 30, 2012 consisted of $100,000,000 of license and milestone revenue due to our achievement of two clinical milestones during the period and $2,695,000 of collaboration services revenue related to amortization of deferred revenue. For the three months ended September 30, 2012, the collaboration services revenue was primarily related to the Janssen agreement and was comprised of $220,000 amortization of committee services and $2,375,000 of amortization of development services. As of September 30, 2012, approximately $72,782,000 was included in deferred revenue related to the committee and development services, of which $64,804,000 was included in deferred revenue non-current. At inception, the $14,982,000 and $64,413,000 allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively.
Research and Development (in thousands):

	Three Months Ended		Percent
	September 30,		Change
	2012	2011
Research and development expenses	$19,072	$11,248	69.6%
The increase of 69.6% or $7,824,000 in research and development costs for the three months ended September 30, 2012, as compared with the three months ended September 30, 2011, is primarily due to a $8,868,000 increase in third party clinical trial costs largely attributable to purchases of comparator drugs and other supplies, fees related to increased enrollment and other costs associated with expansion of our Btk program and a $3,361,000 increase in payroll and related expenses due to increased personnel. Additionally, there was a $862,000 increase in consulting and other outside services, a $1,865,000 increase in drug manufacturing charges primarily related to our BTK program, a $1,052,000 increase in stock compensation expense, a $729,000 increase in travel related expenses and a $150,000 increase in facility and IT related expenses. Partially offsetting these increases was a $8,817,000 reduction to research and development costs attributable to the Janssen development cost share for the quarter ended September 30, 2012 (see Note 4 to the condensed consolidated financial statements).
Average research and development headcount increased from 73 to 133 in the three months ended September 30, 2011 and 2012, respectively. We expect the growth in research and development spending to continue through the end of fiscal year 2013.
Research and development costs are identified as either directly attributed to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist of personnel costs directly associated with a program, preclinical study costs, clinical trial costs, and related clinical drug and device development and manufacturing costs, drug formulation costs, contract services and other research expenditures. Indirect costs consist of personnel costs not directly associated with a program, overhead and facility costs and other support service expenses. The following table summarizes our principal product development initiatives, including the related stages of development for each product, the direct costs attributable to each product and total indirect costs for each respective period. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see Item 1A, Risk Factors and the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
Direct costs by program and indirect costs are as follows (in thousands):

				Related R&D Expenses
				Three Months Ended September 30,
Product	Description	Phase of Development	Estimated Completion of Phase	2012	2011
BTK Inhibitors	Cancer/autoimmune	Phase I/II/III	Unknown	$13,642	$7,212
HDAC Inhibitors	Cancer/autoimmune	Phase I/II	Unknown	523	305
Factor VIIa Inhibitor	Cancer	Phase II	Unknown	344	611
	Total direct costs			14,509	8,128
	Indirect costs			4,563	3,120
	Total research and development costs			$19,072	$11,248
General and Administrative (in thousands):

	Three Months Ended		Percent
	September 30,		Change
	2012	2011
General and administrative expenses	$4,868	$3,350	45.3%
General and administrative costs increased by 45.3% or $1,518,000 in the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The increase was primarily due to an $730,000 increase in salary and related expenses due to an increase in headcount, a $304,000 increase in recruiting and related fees, a $217,000 increase due to an increase in cost-sharing expenses related to our collaboration agreement with Janssen (see Note 4 to the condensed consolidated financial statements) and a $225,000 increase in consulting and outside service expenses. Average general and administrative headcount increased from 13 to 39 in the three months ended September 30, 2011 and 2012, respectively.
Income tax (provision) benefit (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Income tax (provision) benefit	$(3,201)	$—
For the three months ended September 30, 2012, we recorded income tax expense of $3,201,000 that represents an estimated annual effective tax rate of approximately 4.1%. The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to the use of federal net operating loss carryovers that are not subject to any use limitations. Income tax expense for the three months ended September 30, 2012 was primarily related to the Federal Alternative Minimum Tax.

Interest and Other Income, Net (in thousands):

	Three Months Ended
	September 30,		Percent
	2012	2011	Change
Interest income	$53	$35	51.4%
Other income (expense), net	(1)	(12)	(91.7)%
Interest and other income, net	$52	$23

The increase in interest and other income, net in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, is due to higher interest income on investments and a decrease in costs related to the disposal of equipment.

Liquidity and Capital Resources
Our principal sources of working capital have been private and public equity financings as well as proceeds from collaborative research and development agreements and interest income.
At September 30, 2012, we had $286,103,000 in cash, cash equivalents and marketable securities. Net cash provided by operating activities of $80,999,000 during the three months ended September 30, 2012 primarily consisted of net income of $75,606,000 for the three months ended September 30, 2012, adjusted by $3,166,000 for share-based compensation expense, a $2,889,000 net increase in accounts payable and accrued liabilities primarily due to increased costs related to our clinical trial activities and higher accrued payroll due to increased headcount, and a $2,927,000 increase in income taxes payable. These increases in cash flows from operating activities were partially offset by the $2,596,000 decrease in deferred revenue primarily due to amortization of revenue related to our collaboration agreement with Janssen and a $2,872,000 increase in accounts receivable due to the increase in activity in connection with the collaboration agreement with Janssen.
Net cash used in investing activities of $5,113,000 for the three months ended September 30, 2012 consisted primarily of $4,925,000 used for purchases of marketable securities and $908,000 used for the purchase of property and equipment, partially offset by $720,000 of proceeds from maturities of marketable securities. For the three months ended September 30, 2011, cash provided by investing activities of $5,794,000 consisted primarily of the net effect of purchases and maturities of marketable securities.
Net cash provided by financing activities of $2,405,000 and $4,543,000 for the three months ended September 30, 2012 and 2011, respectively, consisted primarily of proceeds from the exercise of stock options.
In December 2011, we received a $150,000,000 upfront payment from our collaboration and license agreement with Janssen. The collaboration and license agreement provided us with the potential to receive future milestone payments of up to $825,000,000, of which the first two milestone payment obligations from Janssen of $50,000,000 each were triggered during the three months ended September 30, 2012. Additionally, a third milestone payment obligation from Janssen of $50,000,000 was triggered on October 15, 2012 (see Note 11 to the condensed consolidated financial statements). We may receive up to an additional $675,000,000 in development and regulatory milestone payments; for total potential upfront and milestone payments of $975,000,000. However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved.
On October 4, 2012, we entered into a strategic license agreement ("Agreement") with Novo Nordisk A/S (see Note 11 to the condensed consolidated financial statements). Under the terms of the agreement, Novo Nordisk acquired the exclusive worldwide rights for the Company's small molecule Factor VIIa inhibitor, PCI-27483, in a restricted disease indication outside of oncology. Novo Nordisk will utilize PCI-27483 as an excipient in a product within Novo Nordisk's biopharmaceutical unit. In connection with entering into the Agreement, we were entitled to an upfront payment of $5,000,000 which was received in October 2012. In addition, we may receive up to $55,000,000 based on the achievement of certain development, regulatory and sales milestones. Upon commercialization, we will also receive low single digit tiered royalties on Novo Nordisk net sales of biopharmaceutical formulations utilizing the addition of PCI-27483.
In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation – a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as $97,000,000, although we currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to our HDAC Inhibitor program and approximately one-third relates to our Factor VIIa program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. There are no milestone payments related to our BTK program. In addition to the milestone payments, Celera will be entitled to royalty payments based on annual sales of drugs commercialized from our HDAC Inhibitor, Factor VIIa inhibitors and certain BTK inhibitors.
Based upon the current status of our product development plans and our collaboration with Janssen, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. We also anticipate the level of our capital expenditures to increase in the next twelve months. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. Due to our extensive drug programs we may need to raise additional capital to fund our operations in the future. We may raise additional funds through the public or private sale of securities, bank debt, partnership collaboration or otherwise. If we are unable to secure additional funds, whether through sale of our securities, debt or partnership collaborations, we will have to delay, reduce the scope of or discontinue one or more of our product development programs. Our actual capital requirements will depend on many factors, including the following:
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
Contractual Obligations
The following table summarizes our primary noncancelable contractual obligations as of September 30, 2012 (in thousands):

	Payments due by Period
Contractual Obligations	Total	Remaining nine months	2014	2015	2016	2017	Thereafter
Operating lease obligations	$6,642	$846	$1,223	$1,285	$1,330	$1,376	$582
Purchase commitments (1)	400	400	—	—	—	—	—
Total	$7,042	$1,246	$1,223	$1,285	$1,330	$1,376	$582
(1) Purchase commitments consist of noncancelable orders for drug manufacturing services.
Off-Balance Sheet Arrangements
None
Critical Accounting Policies, Estimates and Judgments
There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended September 30, 2012, compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2012.

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance in connection with disclosures about offsetting assets and liabilities. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset. The adoption of this guidance, which involves presentation and disclosures only, will not impact our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There was no significant change in our exposure to market risk since June 30, 2012.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the first fiscal quarter of 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

In addition, we may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We may encounter similar delays in foreign countries. Our trials may be placed on clinical hold or otherwise suspended and we may be unable to complete such trials. Additionally, we may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities and even if obtained, such approvals may not be received on a timely basis, or they may not cover the clinical uses that we specify.

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

•	failure to obtain and thereafter maintain requisite governmental approvals;

•	failure to obtain approvals for specific indications of our products under development;

•	a recurrence of serious and unanticipated adverse side effects;

•	identification of serious and unanticipated long-term adverse side effects in our products under development, that may not have been identified prior to approval; or

•	identification of previously unknown problems with the manufacturing or manufacturing processes for our products.

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

All of our drug candidates remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our drug candidates, we will not be successful.
The success of our business depends primarily upon our ability, and the ability of our collaborators, if any, to develop and commercialize our drug candidates, including our BTK inhibitor ibrutinib (PCI-32765), successfully. Our drug candidates are in various stages of development and must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA or comparable foreign regulatory authorities for sale. To satisfy these standards, we and/or our collaborators must allocate resources among our various development programs and must engage in expensive and lengthy testing of our drug candidates. Despite our efforts, our drug candidates may:

•	cause, or may appear to have caused, serious adverse side effects (including death) or potentially dangerous drug interactions;

•	have dose limiting toxicities;

•	not show signs of efficacy in any disease as a single agent or in combination, or may only work in combination with other drugs;

•	cause resistance in patients that may diminish the clinical benefit;

•	not offer therapeutic or other improvement over existing competitive drugs; or

•	not be proven safe and effective in clinical trials.

The strength of our Company's pipeline of drug candidates and potential drug candidates will depend in large part upon the outcomes of our ongoing and planned Phase II and Phase III clinical trials. Findings, including toxicology findings, in nonclinical studies conducted concurrently with clinical trials as well as results of our clinical trials could lead to abrupt changes in our development activities, including the possible cessation of development activities associated with a particular drug candidate or program, including our BTK inhibitor ibrutinib (PCI-32765). Furthermore, results from our clinical trials may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval of a drug candidate.
We and many other companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier-stage clinical trials. Accordingly, the results from the completed preclinical studies and clinical trials, positive results in preclinical studies and early clinical trials may not be replicated in later clinical trials, and ongoing clinical trials for our drug candidates may not be predictive of the results we may obtain in later−stage trials or of the likelihood of approval of a drug candidate for commercial sale. In addition, from time to time we report interim data from our clinical trials, including our BTK program and its effects on various types of cancers. Interim data are subject to change, and there can be no assurances that interim data will be confirmed upon the analysis of final data.

All of our product candidates are in development, and we cannot be certain that any of our products under development will be commercialized.

To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products under development. The time frame necessary to achieve these goals for any individual product is long and uncertain. Before we can sell any of our products under development, we must demonstrate to the satisfaction of the FDA and regulatory authorities in foreign markets through the submission of nonclinical (animal) studies and clinical (human) trials that each product is safe and effective for human use for each targeted disease. We have conducted and plan to continue to conduct extensive and costly clinical trials to assess the safety and effectiveness of our potential products. We cannot be certain that we will be permitted to begin or continue our planned clinical trials for our potential products, or if permitted, that our potential products will prove to be safe and produce their intended effects.

The completion rate of our clinical trials depends upon, among other factors, the rate of patient enrollment, the adequacy of patient follow-up and the completion of required clinical evaluations. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs or procedures used for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or are likely to seek patients with the same diseases that we are studying. We may experience delays in reaching planned level of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, and delays or termination of clinical trials, which could have a material adverse effect on us. Many factors can affect the adequacy of patient follow-up and completion of required clinical evaluations, including failure of patients to return for scheduled visits or failure of clinical sites to complete necessary documentation. Delays in or failure to obtain required clinical follow-up and completion of clinical evaluations could also have a material adverse effect on the timing and outcome of our clinical trials and product approvals.

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

We have incurred significant operating losses since our inception in 1991 and, as of September 30, 2012, had an accumulated deficit of $325,533,000. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenue to cover our expenses. All of our product candidates are in the early stages of development and the commercialization of those products will not occur, if at all, for at least the next several years. While during the three months ended September 30, 2012 we had net income of $75,606,000, we have not generated any commercial revenues from the sale of our products. Our sustaining profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and to obtain required regulatory approvals and to successfully manufacture and market our proposed product.

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

•
There may be disputes between us and Janssen, including disagreements regarding the collaboration and license agreement, that may result in (1) the delay of or failure to achieve regulatory and commercial objectives that would result in milestone or profit share payments, (2) the delay or termination of any future development or commercialization of ibrutinib, and/or (3) costly litigation or arbitration that diverts our management's attention and resources;

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

•
our current and future manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding regulatory agencies for compliance with strictly enforced GMP and similar standards in other countries. Failure to pass these inspections could have a material adverse effect on our ability to produce our products to support our operations;

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

All of our revenues and the majority of our expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. We have conducted some transactions in foreign currencies during the fiscal quarter ended September 30, 2012, primarily related to ex-U.S. clinical trial activities, and we expect to continue to do so. We have not entered into any agreements or transactions to hedge the risk associated with potential fluctuations in currencies; accordingly, we are subject to foreign currency exchange risk related to these ex-U.S. clinical trial activities. While we may enter into hedge or other agreements in the future to actively manage this risk, we do not believe this risk is material to our financial statements.

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

Although we have developed and are in the process of implementing a program for compliance with federal and state civil rights laws and employment laws, including laws prohibiting any harassment or discrimination in the hiring, promotion, firing, or treatment of employees on the basis of age, race, color, ancestry, national origin, disability, medical condition, marital status, sexual orientation, gender, gender identity, religious denomination, pregnancy status, or other classification, we cannot guarantee that our compliance program will be sufficient or effective, that our employees will comply with our policies, that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability with respect to any employment discrimination or harassment claim our employees may bring against us, including any claim under the federal Civil Rights Act of 1964 and 1991 (as amended), the California Fair Employment and Housing Act (“FEHA”), as amended, Section 1981 of the Civil Rights Acts of 1866, the federal Age Discrimination in Employment Act of 1967 (as amended) (“ADEA”), the Older Workers Benefits Protection Act, the Employee Retirement Income and Securities Act (“ERISA”), the Family and Medical Leave Act ("FMLA"), the California Family Rights Act ("CFRA"), the federal Americans with Disabilities Act of 1990 ("ADA"), the Lilly Ledbetter Fair Pay Act, the Immigration Reform and Control Act of 1986, the Equal Pay Act, of 1963, as amended, California Business and Professions Code 17200, any and all protections pursuant to California's Labor Code or the Fair Labor Standards Act (“FLSA”), and any federal or state constitutional rights and protections. Discrimination claims and harassment claims brought by employees or former employees against their employers or former employers have increased substantially in recent years. In addition, the enactment of new federal and state laws, the amendment of existing federal and state laws, and the interpretation of existing or future laws by court decision could further expand the grounds on which employees and former employees may pursue claims of employment discrimination or harassment. We cannot adequately predict whether our compliance program will effectively protect us from liability under present or future federal or state laws against employment discrimination or harassment. If one or more of our employees brings a claim of employment discrimination or harassment against us and if we are found liable for damages and/or an injunction is imposed on us or we agree to pay damages and/or accept an injunction in settlement of the claim, the payment of the damages amount or the curtailment of our activities consequent to the injunction could have a material adverse effect on our financial condition and impair or prevent us from continuing our business.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements. While we were able to complete an unqualified assessment as to the adequacy of our internal control over financial reporting for our fiscal year ending June 30, 2012, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be unqualified. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

Risks Related to Our Common Stock

If our results do not meet our and analysts' forecasts and expectations, our stock price could decline.

Analysts who cover our business and operations provide valuations regarding our stock price and make recommendations whether to buy, hold or sell our stock. Our stock price may be dependent upon such valuations and recommendations. Analysts' valuations and recommendations are based primarily on our reported results and our and their forecasts and expectations concerning our future results regarding, for example, expenses, revenues, clinical trials, regulatory marketing approvals and competition. Our future results are subject to substantial uncertainty, and we may fail to meet or exceed our and analysts' forecasts and expectations as a result of a number of factors, including those discussed under the section entitled “Risks Related to Pharmacyclics” above. If our results do not meet our and analysts' forecasts and expectations, our stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise.

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

The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the period beginning October 1, 2010 and ending September 30, 2012, the sales price for one share of our common stock reached a high of $70.48 per share and a low of $4.75 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item  3.                         Defaults Upon Senior Securities
Not Applicable.

Item  4.                         Mine Safety Disclosures
Not Applicable.

Item  5.                         Other Information
Not Applicable.

Item  6.                         Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certifications of CEO and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: November 7, 2012	By:	/s/ ROBERT W. DUGGAN
Robert W. Duggan
Chairman of the Board and Chief Executive Officer

Dated: November 7, 2012	By:	/s/ JOSHUA T. BRUMM
Joshua T. Brumm
Executive Vice President, Finance
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certifications of CEO and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document