Form 10-K
period 2012-12-31
PHARMACYCLICS INC
filed 2013-02-26
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
____________________________________

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2012 to December 31, 2012

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
____________________________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒
No ☐

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was$2,374,664,844 based on the closing sale price of the Registrant's common stock on The NASDAQ Stock Market LLC on that date.  Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of February 15, 2013 was 70,539,755.
____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Form 10-K:  the Definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s transition period ended December 31, 2012.

ANNUAL REPORT ON FORM 10-K
FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

			Page
PART I
Item	1	Business	1
Item	1A.	Risk Factors	18
Item	1B.	Unresolved Staff Comments	34
Item	2	Properties	34
Item	3	Legal Proceedings	34
Item	4	Mine Safety Disclosures	34
PART II
Item	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item	6	Selected Financial Data	36
Item	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item	8	Financial Statements and Supplementary Data	58
Item	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	88
Item	9A.	Controls and Procedures	88
Item	9B.	Other Information	88
PART III
Item	10	Directors, Executive Officers and Corporate Governance	88
Item	11	Executive Compensation	88
Item	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	88
Item	13	Certain Relationships and Related Transactions and Director Independence	89
Item	14	Principal Accountant Fees and Services	89
PART IV
Item	15	Exhibits and Financial Statement Schedules	89
Signatures
Exhibits Index

Part I

Important Factors Regarding Forward-Looking Statements
This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “goal,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. In particular, forward-looking statements include:

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

Item 1.    Business
Change in Fiscal Year End
On November 14, 2012, the Board of Directors approved a change in the fiscal year end from June 30 to December 31, effective December 31, 2012. All references to "fiscal years", unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2012, ended on June 30, and beginning on December 31, 2012, ends on December 31, of each year.
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. Our mission and goal is: To build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs; and to identify promising product candidates based on scientific development and administrational expertise, develop our products in a rapid, cost-efficient manner and to pursue commercialization and/or development partners when and where appropriate. We exist to make a difference for the better and these are important times to do that.
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
During the fiscal year ended June 30, 2012, we exited the development stage, as defined in Financial Accounting Standards Board Accounting Standards Codification Topic 915, “Development Stage Entities” with the signing of our first significant collaboration with Janssen Biotech, Inc. and its affiliates (“Janssen”) (See Note 4 to the consolidated financial statements), from which we received our first significant revenue from principal operations, reflective that we are no longer in the development stage.
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
Our Pipeline
Our clinical development and product candidates are small-molecule enzyme inhibitors designed to target key biochemical pathways involved in human diseases with critical unmet needs. We currently have three proprietary drug candidates under clinical development and several preclinical lead molecules. These include: an inhibitor of Bruton's tyrosine kinase (“BTK”) ibrutinib (PCI-32765, hereafter referred to as ibrutinib) currently in multiple Phase III studies in hematologic malignancies, a BTK inhibitor lead optimization program targeting anti-inflammatory and autoimmune indications, an inhibitor of Factor VIIa (“PCI-27483”) in a Phase II clinical trial in pancreatic cancer and a HDAC inhibitor, abexinostat (formerly known as PCI-24781), currently in Phase I and II clinical trials in solid tumors and hematological malignancies.
Status of Products in Pre-Clinical and Clinical Development
The table below summarizes our pre-clinical programs and clinical product candidates and their stage of development:

Product Candidates	Disease Indication	Development Status (1)
Ibrutinib (PCI-32765) BTK Inhibitor	B-cell lymphomas: • Treatment naive and relapsed/refractory chronic lymphocytic leukemia • Relapsed/refractory mantle cell lymphoma • Treatment naive and relapsed/refractory diffuse large B-cell lymphoma • Relapsed/refractory follicular lymphoma • Relapsed/refractory Multiple myeloma • Waldenstrom's macroglobulinemia	Multiple trials (Phase I, II, III)
BTK Inhibitor lead optimization program	Autoimmune and anti-inflammatory disease	Lead optimization and preclinical testing
Abexinostat (PCI-24781) HDAC Inhibitor	Relapsed/refractory lymphomas Relapsed solid tumors	Multiple trials (Phase I, II)
PCI-27483 Factor VIIa Inhibitor	Pancreatic cancer	Phase II
HDAC8 Inhibitor Program	Cancer	Lead optimization and preclinical testing

“Phase I” means initial human clinical trials designed to establish the safety, dose tolerance, pharmacokinetics (i.e., absorption, metabolism, excretion) and pharmacodynamics (i.e. biological markers for activity) of a compound. “Phase II” means human clinical trials designed to establish safety, optimal dosage and preliminary activity of a compound in a patient population. “Phase III” means human clinical trials designed to establish the safety and efficacy of a compound. These are the most important trials required by the Food and Drug Administration (“FDA”) and are done to rigorously establish the clinical benefit and safety profile of a drug in a particular patient population. “Preclinical” means the stage of drug development prior to human clinical trials in which a molecule is optimized for “drug like” properties and evaluated for efficacy, pharmacokinetics, pharmacodynamics and safety.
Our Drug Development Programs
BTK Inhibitor Program
We are pioneering the development of orally bioavailable inhibitors of BTK, a signaling protein that is critically important for the activity of B-cells (immune cells that can develop into antibody producing cells). B-cell lymphomas and leukemias, which are common blood cancers, result from mutations acquired during B-cell development that lead to uncontrolled B-cell proliferation. Also, when B-cells are overactive, the immune system can produce antibodies that begin to attack the body's own tissue, leading to autoimmune diseases. Both autoimmune diseases and B-cell malignancies are thought to be driven by overactive signaling and activation of the B-cell antigen receptor ("BCR"), a process that is dependent on BTK.
We have developed ibrutinib, which has demonstrated clinical activity and tolerability in Phase I and Phase II clinical trials in a variety of B-cell malignancies, including chronic lymphocytic leukemia (“CLL”) and a number of non-Hodgkin's lymphoma (“NHL”) subtypes. CLL, mantle cell lymphoma (“MCL”), follicular lymphoma (“FL”), diffuse large B-cell lymphoma (“DLBCL”), multiple myeloma (“MM”) and Waldenstrom's macroglobulinemia (“WM”) are specific indications of our current or planned Phase Ib/II and Phase III development program. We are currently using a multi-tier preclinical testing strategy to optimize inhibitors of BTK for anti-inflammatory and autoimmune diseases.
Mechanism of Action
Ibrutinib is a potent and selective small molecule inhibitor of BTK, a signaling kinase expressed in B-cells. BTK is an enzyme that functions downstream of the BCR, which is a protein on the surface of B-cells. When engaged, the BCR signaling pathway causes the B-cell to grow and develop. In a study funded entirely by Pharmacyclics, we found that selective inhibition of BTK with ibrutinib blocks B-cell receptor signaling and prevents B-cell activation (Honigberg et al., Proc Natl Acad Sci USA, 2010; 107: 13075-80). Ibrutinib binds covalently to the active site (cysteine-481) of BTK, thereby inhibiting the activity of BTK (IC50 of 0.5 nM). Importantly, BTK is not found in T-cells (a type of white blood cell that plays a key role in the immune system function). In vitro exposure of T-cells to ibrutinib shows that ibrutinib does not affect T-cell receptor signaling. Ibrutinib is a selective inhibitor and does not appear to bind to other cellular proteins, with few exceptions, as strongly and as rapidly as it does to BTK. In humans, the levels of ibrutinib in the blood are reduced by half within 2 to 4 hours of peak exposure. With the combination of irreversible “on-target” kinase inhibition and rapid elimination from the blood, we achieve 24-hour BTK inhibition with once daily dosing while reducing the duration of reversible inhibition of many “off-target” kinases. This has clinical relevance, as off-target kinase interactions can have an adverse effect on drug-safety profiles.
In CLL, multiple studies have documented evidence of enhanced BCR signaling, especially in patients with immunoglobulin variable heavy chain (IgVH) unmutated disease or those with increased ZAP-70 expression, which are predictors of poor prognosis to cytotoxic chemotherapy. We have published a detailed study demonstrating that ibrutinib promotes apoptosis, inhibits proliferation and also prevents CLL cells from responding to survival stimuli provided by the microenvironment (Herman et al, Blood, 2011; 117:6287-6296). In this study, treatment of activated CLL cells with ibrutinib inhibited the phosphorylation activity of BTK and effectively abrogated BTK-dependent downstream survival pathways including those involving ERK1/2, PI3K and NF-κB. Additionally, ibrutinib inhibited activation-induced proliferation of CLL cells in vitro, effectively blocking survival signals provided externally to CLL cells by components of the microenvironment including soluble factors (CD40L, BAFF, IL-6, IL-4 and TNF-α), fibronectin engagement and stromal cell contact.
Several lines of evidence suggest that signaling through the BCR pathway is necessary to sustain the viability of B-cell lymphomas, and BTK was identified in a siRNA screen as an essential kinase for survival in a subset of diffuse large cell lymphomas driven by activated BCR. In these cells, chronic active BCR signaling drives constitutive NF-κB signaling blocking apoptosis; blocking BTK with ibrutinib was shown to promote apoptosis in these cells (Davis et al., Nature, 2010; 463: 88-94).
Ibrutinib Clinical Development Update
During the calendar year ended December 31, 2012, we provided updates on several of our clinical programs. The following is a summary of the clinical updates:
Ibrutinib (PCI-32765) Clinical Development Update in Mantle Cell Lymphoma (MCL)
At the 2012 American Society of Hematology (ASH) Annual Meeting in December 2012, we presented interim results of our Phase II study in relapse/refractory MCL patients. This presentation showed an overall response rate (ORR) in 110 evaluable MCL patients of 68%, including 22% complete responses (CRs) and 46% partial responses (PRs), with an estimated median progression-free survival ("PFS") of 13.9 months. An analysis of a subset of 51 patients presented last year at ASH 2011 with longer follow up demonstrated an incremental improvement in the response rate over time. The ORR increased in this subset from 69% as reported at ASH in 2011 to an ORR of 75% as reported at ASH in 2012, with the CR rate increasing from 16% to 39% over the same period. The treatment emergent adverse events were consistent with safety data previously reported for ibrutinib monotherapy. The most common non-hematologic events were mild to moderate diarrhea and fatigue. The most common infections were respiratory. Severe adverse events were uncommon.

PCYC-1104 Phase II Relapsed/Refractory Mantle Cell Patients - Subset of Long Term Follow Up
as presented at ASH in December 2012

ASH 2011 (median 3.7 months)
CR
PR
Percent of patients (%)
100
80
60
40
20
0
71%
55%
16%
65%
50%
15%
69%
53%
16%
Bortezomib-naïve (n=30)
Bortezomib-exposed (n=21)
Total (n=51)

ASH 2012 (median 14.7 months)
CR
PR
Percent of patients (%)
100
80
60
40
20
0
77%
37%
40%
71%
33%
38%
75%
35%
39%
Bortezomib-naïve (n=30)
Bortezomib-exposed (n=21)
Total (n=51)

Ibrutinib (PCI-32765) Clinical Development Update in Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma (CLL/SLL)
Updated data of our single agent Phase Ib/II study in treatment-naive and relapsed/refractory CLL/SLL patients was also presented at ASH 2012. A multicenter, open-label, single agent Phase Ib/II study of ibrutinib monotherapy in either relapsed/refractory (n=85) or 65 years or older treatment-naive (n=31) (65 years of age or older) CLL patients completed enrollment in July 2011. The study was designed to assess safety, tolerability, and efficacy of ibrutinib at two dose levels, 420 mg and 840 mg daily until progression or intolerability. The relapse and refractory population contained a high risk subset (n=24), defined by patients who fail to respond or relapse within 24 months of chemoimmunotherapy. With a maximum follow up of 26 months, it was estimated that 96% of the treatment-naive and 93% of the relapsed-refractory (not including high-risk patients) and 75% of the relapsed-refractory, including high-risk, patients were without progression. Responses were independent of high risk genetic features that would predict poor outcome to standard chemotherapy. Continuous dosing was well tolerated with a reported lack of detrimental impact on immunoglobulins or hematologic parameters. Adverse events were predominantly Grade 2 or less in severity, with the most common being diarrhea, fatigue, upper respiratory tract infection, rash, nausea and arthralgias (joint pain).  The majority of events were managed with over the counter medicines and outpatient care. Grade 3 and Grade 4 hematologic events, neutropenia (low white cell counts) and thrombocytopenia (low platelet counts), potentially related to ibrutinib occurred in 12% of patients. Of the 31 treatment-naive patients on the trial at the time of the analysis, there was only 1 patient that had discontinued due to disease progression.

PCYC-1102 Phase II CLL/SLL Patients - Progression Free Survival Probability
as presented at ASH in December 2012

PCYC-1102-CA
Progression-free Survival

Relapsed/Refractory and Treatment Naïve >= 65yrs
PFS Probability
1.0
0.8
0.6
0.4
0.2
0.0
0
5
10
15
20
25
Months on Study
R/R + High-Risk R/R (n=85)
Est. PFS at 26 mo is 75%
Treatment Naïve (n=31)
Est. PFS at 26 mo is 96%
+ Censored
Logrank p=0.0256
Data cut-off of 19OCT2012

Additionally at ASH 2012, findings were presented from a Phase II, single-center trial with 40 high risk CLL patients treated with 420 mg/day ibrutinib in combination with rituximab, an anti-CD20 monoclonal antibody sponsored by the M.D. Anderson Cancer Center. The high risk patients had one of the following characteristics, all predictive of poor outcome to standard chemotherapy: deletion in chromosome 17p, mutation in the tumor suppressor gene TP53, deletion in chromosome 11q or relapse less than 36 months after chemo-immunotherapy. The results after a median follow-up of 4.8 months were notable in these difficult to treat patients, with an overall response rate of 83%. Treatment was well tolerated, no new safety signals were noted, with Grade 3/4 adverse events reported that were largely unrelated to ibrutinib or the combination and transient such as neutropenia (low white blood cell count), fatigue, insomnia, and bone aches. The most common Grade 3/4 infection was pneumonia.

Phase II High-Risk CLL/SLL Patients Ibrutinib plus Rituxan - as presented at ASH in December 2012

TIME TO FAILURE OF IR VS. CHEMO-IMMUNOTHERAPY IN PREVIOUSLY TREATED DEL17P PTS.

All pt. on iR
Del17p on iR
Historic control
(CIT salvage in del17p)*
Pts. Failed Rx
40 2 Ibrutinib + Rituximab (all pts)
20 2 Ibrutinib + Rituximab (17p- only)
122 87 Chemotherapy (17p- Salvage pts)
Median TTF:
4.8 months
*122 pt. from MDACC database
Proportion Failing
1.0
0.8
0.6
0.4
0.2
0.0
0
1
2
3
4
5
6
7
8
Months
Time (months)

We previously reported at the 2012 American Society of Clinical Oncology (ASCO) Annual Meeting in June 2012,  results of Phase II studies that included ibrutinib also in combination. The PCYC-1109 study included a total of 27 patients with Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma/Prolymphocytic Leukemia (“CLL/SLL/PLL”) (n=24) and Richter's transformation (n=3) treated with ibrutinib (420 mg) was followed by concomitant ofatumumab with continued ibrutinib until progression. The combination was well tolerated, as indicated by reports that the majority of adverse events were Grades 1/2. No new safety signals were identified. At the time of the analysis for the CLL/SLL/PLL patients, the overall response rate, as measured by IWCLL criteria, and the progression free survival probability were both 100% at the median follow-up of 9.8 months. Cohorts evaluating other therapeutic sequences with ofatumumab and ibrutinib are currently underway and enrollment has been completed on this study.
At ASCO in June 2012 we also presented the Phase II Study PCYC-1108 which had enrolled a total of 30 relapsed or refractory CLL patients treated with a combination of bendamustine and rituximab (BR); 37% were considered refractory (treatment free interval ≤ 12 mo) to a purine analog (e.g. fludarabine) containing regimen and 13% refractory to bendamustine. Patients received ibrutinib (420 mg) in combination with bendamustine/rituximab. The combination therapy was well tolerated and there were no discontinuations due to adverse events. At the median follow-up of 8.1 months, the ORR was 93%, progression free survival probability was 90%. This study was further updated during the European Hematology Association Annual Congress in June of 2012 with analysis of a small subset of relapse patients who receive ibrutinib in combination with fludarabine/cyclophosphamide/rituximab (FCR). At the median follow-up of 8.5 months all three patients had achieved an objective response, with two patients achieving minimal residual disease negative (“MRD-Negative”) complete responses and at the time of analysis all patients remained progression free.
In relapsed/refractory CLL/SLL patients we initiated RESONATE™ (PCYC-1112), which is a randomized, multi-center, open-label, pivotal Phase III trial of ibrutinib as a monotherapy. The trial is designed to demonstrate superiority of ibrutinib versus ofatumumab. The primary endpoint of the study is to demonstrate a clinically significant improvement in progression-free survival in relapsed or refractory CLL/SLL patients. This global study is open and Pharmacyclics plans to enroll 350 patients worldwide.
In frontline newly diagnosed elderly CLL/SLL patients we initiated a Phase III trial RESONATE™ -2 (PCYC-1115/1116). This trial is a randomized, multicenter, open-label study of ibrutinib as a monotherapy versus chlorambucil in patients 65 years or older with treatment naive CLL/SLL. The study design is in accord with a Special Protocol Assessment (SPA). The study is designed to demonstrate superiority of ibrutinib with the primary endpoint of progression-free survival (PFS) when compared to chlorambucil. This global study is open and Pharmacyclics plans to enroll 272 patients worldwide.
We also initiated the RESONATE™-17 trial (PCYC-1117), which is a single-arm, multicenter, open-label Phase II trial using ibrutinib as a monotherapy in patients who have deletion 17p and who did not respond to or relapsed after at least one prior treatment with chemoimmunotherapy (a high unmet need population). The primary endpoint of the study will be overall response rate. The key secondary endpoints will be duration of response and other measures of clinical benefit. This global study is open and Pharmacyclics plans to enroll 111 patients worldwide.
Ibrutinib (PCI-32765) Clinical Development Update in other B-cell malignancies
At the ASH 2012 Annual Meeting, Pharmacyclics and its investigators gave a multitude of presentations showing research and clinical results of using ibrutinib in a variety of other B-cell malignancies. Preliminary results were reported from a multicenter, open-label, Phase II study of ibrutinib in 70 relapsed / refractory DLBCL patients, which either had the Activated B-cell (ABC) subtype or the Germinal center B-cell (GCB) subtype of DLBCL. The ABC subtype growth and proliferation appears to be more driven by B-cell receptor signaling mechanism than the GCB subtype. The ORR in the heavily pre-treated population was 23% (16 of 70 patients).  Responses were primarily in the ABC subtype with 12 of 29 patients (41%) responding (5 complete responses and 7 partial responses). In the 20 GCB patients only 1 patient (5%) had a partial response. This study supports the use of ABC DLBCL molecular subtyping as a biomarker for selection of patients for future ibrutinib studies. The safety profile was consistent with previous studies, with most common Grade 1/2 events gastrointestinal and fatigue; Grade 3 or higher Adverse Events, related and unrelated, reported in 5% - 10% of the patients.
At the ASH 2012 Annual Meeting, long term results on 16 relapsed/refractory evaluable follicular patients dosed with ibrutinib as monotherapy from the Phase I study (PCYC-04753) were presented. Patients were heavily pretreated with a median of 3 prior therapies and 44% had high-risk Follicular Lymphoma International Prognostic Index scores. The ORR in 16 subjects was 44% with 3 CRs and 4 PRs. For those patients with at least 1 tumor response assessment, the media PFS in dose cohorts greater or equal 2.5 mg/kg (n=11) was reported at 13.4 months with an ORR=55%. With patients treated at greater or equal 5 mg/kg (n=9) the median PFS was reported as 19.6 months with an ORR=56%. The drug was well tolerated with no apparent cumulative toxicity upon extended dosing in this study.
At the ASH 2012 Annual Meeting, we also presented clinical results and biomarker studies on 13 multiple myeloma (MM) patients accrued in the first cohort where ibrutinib was dosed as a monotherapy at 420 mg. Patients were heavily pretreated, with a median of 4 prior therapies (range 2 to 10). All patients previously had prior exposure to bortezomib, lenalidomide, and dexamethasone or prednisone and 92% had progressed following stem cell transplant. A total of 39% of the patients had del 17p.  Signals of biologic and clinical activity were observed. Reductions in paraprotein of at least 50% were reported in 3 patients on ibrutinib monotherapy, and one patient went on to have a confirmed PR following addition of dexamethasone.  As anticipated from pre-clinical studies, decreases of several biomarkers of bone metabolism, angiogenesis and chemotaxis were observed following the start of treatment. The most common treatment related adverse events were Grade 1/2 nausea and diarrhea. We have expanded the study to explore ibrutinib administration of a dose of 560 mg in combination with dexamethasone and a dose of 840 mg as a single agent and in combination with dexamethasone. As we obtain further data from these cohorts over the next 12 months, we will assess the clinical outcome of ibrutinib in this patient population.
Waldenstrom's is a subtype of lymphocytic lymphoma, and is considered an indolent B-cell malignancy. Pharmacyclics evaluated long-term data of Waldenstrom's patients from its Phase I study (PCYC-04753) which the Company initiated in February 2009. The Company observed objective responses in 3 of 4 patients. This early development led to a collaboration with Dr. Treon at the Dana Farber Cancer Institute in Boston. Dr. Treon initiated an investigator sponsored study to further investigate ibrutinib in patients who have relapsed Waldenstrom's disease. A preliminary look at the data demonstrated early onset of activity, and it appears that BTK is a key driver in the pathophysiology of Waldenstrom's disease.
Ibrutinib (PCI-32765) Resistance
Clinically effective cancer therapies are typically associated with escape mechanisms and resistance. Pharmacyclics is committed to understanding the underlying reason for patients who initially respond to ibrutinib, but subsequently progress. Toward this goal, we have studied (1) tumor cell lines that have been selected to become resistant to ibrutinib and (2) blood samples from the few CLL patients who have acquired resistance to ibrutinib over time.
As reported at the ASH annual meeting in December 2012, with a maximum follow up of 24 months in treatment-naive patients and 26 months in relapsed/refractory patients, the estimated median progression-free survival rates in our study PCYC-1102-CA were: 96% for treatment-naive CLL patients (n=31), 93% for relapsed/refractory CLL patients excluding high risk patients with del 17p and del 11q (n=29), and 75% for relapsed/refractory patients including high risk patients (n=85). In patients with CLL, the development of therapeutic resistance has so far been uncommon. Nevertheless, early research has revealed the acquisition of specific point mutations in B-cell receptor pathway genes, including BTK, in several patients with ibrutinib resistance. These mutations may help to explain the therapeutic resistance.

As reported at the ASH annual meeting in December 2012 in our study PCYC-1104-CA, mantle cell patients (n=111) had an estimated median progression-free survival of 13.9 months. In addition, as reported in an abstract at the ASH annual meeting in December PCYC-1106, DLBCL patients (n=70) had an estimated median progression-free survival of 1.6 months. The rate of acquired resistance is higher in mantle cell and DLBCL patients compared to CLL patients. Research using mantle cell lines has revealed several potential mechanisms of resistance that may help explain the resistance, including the activation of alternate B-cell signaling pathways inside the cell.
We do not yet understand the full scope of these mechanisms in cancer patients who relapse, nor do we understand the full breadth of mutations that may underlie acquired resistance to ibrutinib in the different B-cell malignancies; we are and intend to continue actively studying this in 2013 and beyond. We have submitted preliminary findings for consideration to the 2013 meeting of the American Society of Clinical Oncology (ASCO) annual meeting.
Ibrutinib (PCI-32765) Worldwide Collaboration with Janssen Biotech, Inc.
In December 2011, we entered into a worldwide collaboration and license agreement with Janssen Biotech, Inc. and its affiliates ("Janssen"), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, for the development and commercialization of ibrutinib, a novel, orally active, first-in-class BTK inhibitor being developed for the treatment of hematological malignancies, including non-Hodgkin's lymphoma, chronic lymphocytic leukemia and multiple myeloma.
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
As of December 31, 2012, our partner Janssen has initiated, amongst others, the following studies:

•
A randomized, multi-center Phase III, double blinded, placebo controlled, registration trial of ibrutinib in combination with bendamustine and rituximab in relapsed/refractory CLL/SLL patients who received at least one line of prior systemic therapy. The primary endpoint of the study is to demonstrate a clinically significant improvement in progression-free survival when compared to bendamustine and rituximab. The key secondary endpoints include overall response rate, overall survival and other measures of clinical benefit. This global study, conducted by Janssen, is open and Janssen plans to enroll 580 patients worldwide.

•
A Phase II study of ibrutinib in patients with mantle cell lymphoma who progress after bortezomib therapy: A single-arm, multi-center Phase II trial of ibrutinib as a monotherapy in relapsed/refractory MCL patients who received at least one prior rituximab-containing chemotherapy regimen and who progressed after bortezomib therapy.The primary endpoint of the study is overall response rate. The key secondary endpoints include duration of response, progression-free survival rate, and other measures of clinical benefit. This global study, conducted by Janssen, is open and Janssen plans to enroll 110 patients worldwide.

•
A randomized, Phase III study of ibrutinib versus temsirolimus in patients with relapsed or refractory MCL who have received one prior therapy: A randomized, multi-center Phase III registration trial of ibrutinib as a monotherapy in relapsed/refractory MCL patients who received at least one prior rituximab-containing chemotherapy regimen. The primary endpoint of the study is progression free survival when compared to temsirolimus. The key secondary endpoints include overall response rate, overall survival rate and other measures of clinical benefit. This global study, conducted by Janssen outside the U.S., is open and Janssen plans to enroll 280 patients.

•
An open label Phase Ib/II dose escalating study of ibrutinib in combination with rituximab/Cytoxan/Adriamycin/vincristine/prednisone (R-CHOP) in patients with newly diagnosed CD20 positive non-Hodgkin's lymphoma: The purpose of this study is to identify a safe and tolerable dose of ibrutinib in combination with R-CHOP, once a safe dose is established the study will expand and report responses of this combination in patients with newly diagnosed DLBCL. This global, multi-center study, conducted by Janssen, is open and Janssen plans to enroll up to 33 patients.

See “Collaborations and Other Agreements” below for terms of the agreement between Pharmacyclics and Janssen.

Ibrutinib (PCI-32765) Breakthrough, Fast Track and Orphan Drug Designations
In the U.S., the FDA granted orphan drug designation to ibrutinib for the treatment of chronic lymphocytic leukemia on March 27, 2012 and for the treatment of mantle cell lymphoma on December 3, 2012. A U.S. orphan drug designation provides the drug developer with several benefits and incentives related to the orphan drug, including a 7-year period of U.S. marketing exclusivity if the drug is the first of its type approved for the specified indication. The FDA also granted Pharmacyclics with a Fast Track designation for ibrutinib for the treatment of chronic lymphocytic leukemia/small lymphocytic lymphoma on October 29, 2012 and for the treatment of mantle cell lymphoma on December 18, 2012. Fast Track is a process designed to facilitate the development, and expedite the review of drugs to treat serious and life-threatening conditions and address unmet medical needs for the condition.
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
On February 12, 2013, we announced that the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation to our investigational oral agent ibrutinib monotherapy for the treatment of patients with relapsed or refractory mantle cell lymphoma (MCL) and to ibrutinib monotherapy for the treatment of patients with Waldenström's macroglobulinemia (WM), both of which are B-cell malignancies.
The Breakthrough Therapy Designation is intended to expedite the development and review of a potential new drug for serious or life-threatening diseases where “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a drug as a Breakthrough Therapy was enacted as part of the 2012 Food and Drug Administration Safety and Innovation Act.
Ibrutinib (PCI-32765) Patents
Pharmacyclics owns or controls granted patents in the U.S., Europe, Japan and Australia, that claim the ibrutinib compound and related BTK inhibitor compounds as compositions of matter. Pharmacyclics owns or controls pending patent applications covering the ibrutinib compound and related BTK inhibitor compounds as compositions of matter in Canada, Mexico, China, India, South Korea and Brazil. As of December 31, 2012, the duration of the granted patents in the U.S., Europe, Japan and Australia is through December 2026, subject to any patent term extensions that may be obtained in certain territories. Likewise, the projected duration of any patent that may grant on any of the pending patent applications in Canada, Mexico, China, India, South Korea and Brazil is through December 2026, subject to any patent term extensions that may be obtained in certain territories. In addition, in January 2012, the Company announced the United States Patent & Trademark Office issued a patent (8,088,781) entitled "Inhibitors of Bruton's Tyrosine Kinase" and specifically claiming "an inhibited tyrosine kinase comprising an irreversible BTK inhibitor having a covalent bond to a cysteine residue of a Bruton's tyrosine kinase (BTK)".
BTK Inhibitor Market Opportunity
There are significant and distinct areas of unmet medical need across the B-cell malignancies. Within the indolent lymphomas, we believe a need exists for active therapies that avoid the toxicities typically seen with conventional chemotherapies. Such active therapies are needed as part of effective combinations early in the course of treatment, and also as effective single-agent treatments later in the course of disease progression. In particular, drugs which are well tolerated and which do not limit subsequent treatment options because of bone marrow or other organ toxicity are needed. In the aggressive lymphomas, it is our belief that the need exists for agents that can combine with standard therapies to improve cure rate, and for agents that are effective in patients that fail potentially curative therapy.
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
Factor VIIa Inhibitor Program

Tissue Factor (TF) up-regulation is associated with increased tumor invasiveness and progression, worsened prognosis and increased thromboembolism(VTE). Factor VII is an enzyme that becomes activated (“FVIIa”) by binding to the cell surface protein tissue factor (“TF”), a protein found in the body that helps to trigger the process of blood clotting in response to injury. TF is over expressed in many cancers including gastric, breast, colon, lung, prostate, ovarian and pancreatic cancers. Activation of protease activated receptors by TF:FVIIa complex leads to increases in IL-8, VEGF and other invasiveness promoting factors.
PCI-27483 Factor VIIa Inhibitor
Our Factor VIIa inhibitor PCI-27483 is a novel first-in-human small molecule inhibitor that selectively targets FVIIa. As an inhibitor of FVIIa, PCI-27483 has two potential mechanisms of action: 1) inhibition of intracellular signaling involved in tumor growth and metastases and 2) inhibition of early coagulation processes associated with thromboembolism. PCI-27483 reduced pancreatic adenocarcinoma (PaCa) xenograft growth in mice at doses producing 2.5 - 3.0x change in prothrombin time.
PCI-27483 Factor VIIa Clinical Development Update
A multicenter Phase I/II of PCI-27483 in patients with locally advanced or metastatic pancreatic cancer that are either receiving or are planned to receive gemcitabine therapy has completed enrollment. The Phase II portion of the study randomized patients to receive either gemcitabine alone or gemcitabine plus PCI-27483 (1.2 mg/kg twice daily). The objectives are to assess the safety of FVIIa Inhibitor PCI-27483 at pharmacologically active dose levels, to assess potential inhibition of tumor progression and to obtain initial information of the effects on the incidence of thromboembolic events. Data from initial efficacy analysis is expected to be reported at a scientific event during 2013. Due to a paradigm shift away from the use of gemcitabine alone for the treatment of pancreatic cancer, enrolling patients in this randomized study has been challenging. PCYC is evaluating other alternatives for development of this agent.
PCI-27483 Factor VIIa Patents
PCI-27483 is covered by granted patents in the U.S., Canada, Japan, China and India. We have pending patent applications covering PCI-24783 in Europe, Mexico, South Korea, Australia and Brazil. As of December 31, 2012, the duration of the granted patents in the U.S., Canada, Japan, China and India is through December 2023, subject to any patent term extensions that may be obtained in certain territories. Likewise, the projected duration of any patent that may grant on any of the pending patent applications in Europe, Mexico, South Korea, Australia and Brazil is through December 2023, subject to any patent term extensions that may be obtained in certain territories.
Histone Deacetylase Inhibitor Program
Histone deacetylases (“HDACs”) are well-validated drug targets in a number of disease areas including cancer. These enzymes control several vital cellular processes, such as transcription, cell cycle progression, protein transport and degradation etc, and their activity is often dysregulated in cancer. Classically, the major function of these enzymes is controlling the expression of genes, i.e. whether genes are turned “on” or “off” via epigenetic mechanisms. In cancer, HDACs are often differentially expressed from normal cells, resulting in gene expression changes that favor a tumor's ability to multiply, to avoid apoptosis (i.e. programmed cell death) or to become resistant to chemotherapy. Treatment with HDAC inhibitors reverses these changes, resulting in cancer cell death in vitro (i.e. in cultured cells) and tumor growth inhibition in vivo (i.e. in animals) at non-toxic concentrations.
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
Abexinostat treatment leads to synergistic efficacy in tumor cells in combination with many cancer therapeutics, such as bortezomib, as well as DNA-damaging agents such as radiation (Banuelos et al Clin Cancer  Res 2007 13:6816-26) and chemotherapy agents such as doxorubicin (Lopez et al, Clin Cancer Res 2009 15:3472-83, Yang et al, Anticancer Res. 2011 31:1115-23).  In lymphoma cells, abexinostat together with bortezomib greatly enhances proteasome and NF-κB inhibition, increases oxidative stress, causes cell cycle arrest and results in increased cell death (Bhalla et al Clin Cancer Res 2009 15:3354-65). In solid tumor cells, we have shown that abexinostat inhibits DNA repair following damage by radiation or chemotheraputic agents, thereby enhancing the efficacy of these anti-cancer agents. The mechanism of the synergy may involve inhibition of the homologous recombination pathway, a major double-strand break (“DSB”) repair pathway. In a study funded entirely by Pharmacyclics, we showed that abexinostat also effectively synergizes with inhibitors of single-strand break repair such as poly ADP ribose polymerase inhibitors (PARP is a protein important for repairing single-strand breaks in DNA) (Adimoolam et al 2007). Furthermore, abexinostat demonstrated highly synergistic growth inhibition of chemotherapy-resistant tumors in combination with chloroquine (an inhibitor of autophagy, a protective mechanism in cells under stress), particularly in certain subtypes of sarcoma (Lopez et al. Cancer Res 2010 71:185-96). In a model of epigenetic regulation of cancers, abexinostat showed synergistic cell death in glioblastoma cells when combined with a demethylase inhibitor (Singh et al 2011 13:894-903). Other recent preclinical publications have also demonstrated activity of abexinostat in a mouse model of gallbladder carcinoma (Kitamura et al J Hepatology 2012 57:84-91) and in combination with radiation on breast cancer stem cells (Al-Assar et al Cancer Biol & Ther 11: 1028-36, 2011).
Abexinostat (PCI-24781) Clinical Development Update
Abexinostat has been tested in several clinical trials in the U.S. by Pharmacyclics and globally by our partner Servier. In the U.S., Pharmacyclics has completed two Phase I studies using abexinostat as a single agent in patients with advanced solid tumors, a Phase I/II trial testing abexinostat single agent in patients with relapsed or refractory NHL and a Phase I trial in soft-tissue sarcoma patients (in combination with doxorubicin, an anti-tumor agent) co-sponsored by the Massachusetts General Hospital and Dana-Farber Cancer Institute. The results from the Phase II portion of the single agent NHL trial were presented recently in an oral presentation at ASH 2012 Annual Meeting in Atlanta. In this trial,16 patients in multiple relapsed follicular lymphoma and 14 patients in relapsed mantle cell lymphoma were enrolled. Of the 14 evaluable patients in the follicular arm, one CR and 8 PRs were recorded for an ORR of 64%. 12 of the 14 patients (86%) had reductions in tumor burden with 5 patients achieving >75% reduction in tumor size. The responses were durable, with 89% of the follicular patients on study >8 months and 4 patients for >17 months. The median duration of response was 13 months and the median progression-free survival has not yet been reached. In the mantle cell arm, 3 PRs were seen for an ORR of 27%. The overall response rate across both arms was 48%. Abexinostat was well tolerated, with a safety profile consistent with this class of agents, < 20% Grade 3 or greater cytopenia (primarily platelets) reported. The results from the sarcoma trial were presented at the annual meeting of the Connective Tissue Oncology Society in November 2012 in Prague, Czech Republic. In this trial, the Phase I dose escalation has been completed with 22 patients enrolled. In the 17 patients evaluable for radiological response, 1 PR and 11 SD were noted. The clinical benefit was durable with seven patients completing 5 or more cycles and 2 completing 10 cycles (each cycle is 21 days). The toxicities for the combination were manageable and consistent for these agents, and the maximum tolerated dose in combination with doxorubicin was established. A Phase I dose escalation Investigator-sponsored trial of abexinostat in combination with the multi-targeted tyrosine kinase inhibitor pazopanib has been initiated at the University of California, San Francisco. Our collaboration partner for ex-U.S. markets, Servier, has initiated nine Phase I/II trials in Europe and Asia in lymphomas and solid tumors with abexinostat as single agent and in combination with other chemotherapeutic agents including cisplatin, liposomal doxorubicin and FOLFOX. Data on single agent abexinostat in NHL was presented as a poster at ASH. Further analysis of these trials and any updates may be released by Servier.
Abexinostat (PCI-24781) Ex-US Collaboration with Servier
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
Patents
Abexinostat and pan-HDAC inhibitors are covered by granted patents in the U.S., Europe, Canada, Mexico, Japan and India, that claim such compounds as compositions of matter. We have pending applications covering abexinostat and pan-HDAC inhibitors as compositions of matter in China and Brazil. As of December 31, 2012, the duration of the granted patents in Europe, Canada, Mexico, Japan and India is through 2024, and in the U.S. through 2025 due to a Patent Term Adjustment. The projected duration of any patent that may grant on any of the pending patent applications in China and Brazil is through 2024. The durations of the granted patents and the projected duration of any patent that may be granted on any of the pending patent applications are subject to any patent term extensions that may be obtained in certain territories.
HDAC8-specific Inhibitor Program
Our scientists have been at the forefront of research into inhibitors for specific HDAC enzymes beginning with the cloning of the human HDAC8 in 2000 (Buggy et al., Biochem.J 2000; 350(1):199-205). Since then, we were the first to publish the crystal structure of a human HDAC (“HDAC8”) in 2004 (Somoza et al., Structure 2004;12:1325-34), the first to publish the most selective inhibitor of human HDAC8 (“PCI-34051”) in 2008 (Balasubramanian et al., Leukemia 2008, 22:1026-34), and the first to discover a novel anti-inflammatory activity of a HDAC8 inhibitor (Balasubramanian et al., Blood [ASH Annual Meeting Abstracts], Nov 2008; 112: 2581), all of which studies were funded entirely by Pharmacyclics.

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
Collaborations and Other Agreements
Collaboration and License Agreement with Janssen Biotech, Inc.
In December 2011, we entered into a worldwide collaboration and license agreement (the "Agreement") with Janssen Biotech, Inc. and its affiliates ("Janssen"), one of the Janssen Pharmaceutical Companies of Johnson & Johnson for the development and commercialization of ibrutinib, a novel, orally active, BTK inhibitor, and certain compounds structurally related to ibrutinib, for oncology and other indications, excluding all immune mediated diseases and inflammatory or conditions and all psychiatric or psychological diseases or conditions, in the U.S. and outside the U.S.
The collaboration provides Janssen with an exclusive license to exploit the underlying technology outside of the U.S. (the “License Territory”) and co-exclusively with Pharmacyclics in the U.S.
The collaboration has no fixed duration or expiration date and provided for payments by Janssen to us of a $150,000,000 non-refundable upfront payment upon execution, as well as potential future milestone payments of up to $825,000,000 based upon continued development progress ($250,000,000), regulatory progress ($225,000,000) and approval of the product in both the U.S. and the License Territory ($350,000,000). As of December 31, 2012, we have received total payments of $300,000,000 from Janssen in connection with the collaboration and license agreement, of which $150,000,000 was received for the upfront payment in December 2011 and $150,000,000 was received during the six months ended December 31, 2012 due to our achievement of three development milestones of $50,000,000 each.
The agreement includes a cost sharing arrangement for associated collaboration activities. Except in certain cases, in general Janssen is responsible for approximately 60% of collaboration costs and we are responsible for the remaining 40% of collaboration costs. In general, costs associated with commercialization will be included in determining pre-tax profit or pre-tax loss, which are to be shared by the parties 50/50.
The collaboration with Janssen provides us with an annual cap of our share of collaboration costs and pre-tax commercialization profits/losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement. In the event that our share of aggregate development costs in any given calendar year, together with any other amounts that become due from us, plus our share of pre-tax loss (if any) for any calendar quarter in such calendar year, less our share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the “Excess Amounts”) are funded by Janssen. The total Excess Amounts plus interest may not exceed $225,000,000.  Interest shall be accrued on the outstanding balance with interest calculated at the average annual European Interbank Offered Rate (“EURIBOR”) for the EURO or average annual London Interbank Offered Rate (“LIBOR”) for U.S. Dollars as reported in the Wall Street Journal, plus 2%, calculated on the number of days from the date on which our payment would be due to Janssen. The interest rate on outstanding Excess Amounts shall not exceed 5% per annum, and shall not in the aggregate exceed an outstanding balance of $25,000,000.
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
The Company has recognized the Excess Amounts as a reduction to operating expenses in the current year as the Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product.
For the calendar year ended December 31, 2012, our total share of collaboration expenses under the collaboration agreement with Janssen was $68,125,000. For the six months ended December 31, 2012, total amounts associated with the Excess Amounts portion of the agreement of $18,125,000 were accounted for as a reduction to expense as follows:

Six Months Ended December 31, 2012
Research and development	$17,306
General and administrative	819
Total Excess Amounts	$18,125

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
License agreement with Novo Nordisk A/S
In October 2012, we entered into a license agreement with Novo Nordisk A/S ("Novo Nordisk"). Under the terms of the agreement, Novo Nordisk acquired the exclusive worldwide rights for the Company's small molecule Factor VIIa inhibitor, PCI-27483, in a restricted disease indication outside of oncology. Novo Nordisk will utilize PCI-27483 as an excipient in a product within Novo Nordisk's biopharmaceutical unit. Novo Nordisk is solely responsible for all further research and development activities within the restricted disease indication outside of oncology.
In connection with entering into the license agreement with Novo Nordisk, we received an upfront payment of $5,000,000 in October 2012. The $5,000,000 upfront payment was for the license delivered by us to Novo Nordisk and we have no additional obligation related to the delivery of the license. In addition to the upfront payment, we may receive up to $55,000,000 based on the achievement of certain development, regulatory and sales milestones. Upon commercialization, we will also receive low single digit tiered royalties on Novo Nordisk's net sales of biopharmaceutical formulations utilizing the addition of PCI-27483.
Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”)
In August 2011, we entered into a five-year CRADA with the NCI to collaborate on the development of ibrutinib. Under the Agreement, the NCI's Division of Cancer Treatment and Diagnosis plans to sponsor Phase I and Phase II trials of ibrutinib in various hematologic malignancies. In addition, we are participating in several other investigator sponsored trials.
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
Acquired Products
Celera Corporation
In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as approximately $97,000,000, although we currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to our HDAC inhibitor program and approximately one-third relates to our Factor VIIa inhibitor program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. There were no milestone payments triggered either during the six months ended December 31, 2012 or for the years ended June 30, 2012, 2011 and 2010 related to our HDAC inhibitor or Factor VIIa inhibitor programs. In addition to the milestone payments, Celera will be entitled to single-digit royalty payments based on annual sales of drugs commercialized from our HDAC inhibitor, Factor VIIa inhibitor and certain BTK inhibitor programs including ibrutinib.
For any BTK inhibitor product or Factor VIIa inhibitor product obtained from Celera, the agreement with Celera expires on a product-by-product and country-by-country basis. The term of the agreement for a given BTK inhibitor product shall expire in a given country upon the expiration of the last-to-expire Celera patent assigned to us that covers the manufacture, use, sale, offer for sale, or importation of such product in such country. For any HDAC inhibitor product obtained from Celera, the agreement with Celera expires on a product-by-product and country-by-country basis. The term of the agreement for a given HDAC inhibitor product shall expire in a given country upon the expiration of the last-to-expire Celera patent assigned to us that covers the sale of such product in such country.

We may terminate the agreement with Celera in its entirety, or with respect to one or more of the three classes of products (BTK inhibitor products, HDAC inhibitor products and Factor VIIa inhibitor products) obtained from Celera, at any time by giving Celera at least 60 days' prior written notice. If we terminate the agreement with respect to a particular class of products, ownership of the Celera intellectual property assigned to us relating to the products in the terminated product class will revert to Celera. If we terminate the agreement in its entirety, ownership of all of the Celera intellectual property assigned to us will revert to Celera.
The agreement with Celera may be terminated effective immediately upon a party's written notice to the other party for a breach by the other party that remains uncured for 90 days after notice of the breach is given to the breaching party. If we breach the agreement only with respect to one or two of the three classes of products obtained from Celera, but not with respect to all three classes of products, and if our breach remains uncured for 90 days after we have received notice of breach from Celera, Celera may terminate the agreement solely with respect to the class or classes of products affected by our breach, but may not terminate the agreement with respect to the class or classes of products unaffected by our breach.
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
Our patents, patent applications, and licensed patent rights cover various compounds, pharmaceutical formulations and methods of use. As of February 8, 2013, Pharmacyclics owns or holds licenses to:

•	51 issued U.S. patents; and

•	78 other pending U.S. patent applications.
These issued U.S. patents expire at various times depending on product programs (see above program sections). In addition, Pharmacyclics owns or holds licenses to approximately 129 issued foreign patents, 4 Patent Cooperation Treaty (“PCT”) patent applications, and more than 170 pending non-U.S. patent applications filed with the European Patent Office, and nationally in Canada, Japan, China, Australia and other international territories.
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
Research and Development
The majority of our operating expenses to date have been related to research and development, or R&D. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D. R&D expenses were $29,333,000 for the six months ended December 31, 2012 (net of $17,339,000 offset from the Janssen cost sharing arrangement and $17,306,000 for Excess Amounts which were recorded as a reductions to R&D expense). For the six months ended December 31, 2011, R&D expenses were $23,324,000 (net of $1,053,000 offset from the Janssen cost sharing arrangement). See "Collaboration and License Agreement with Janssen" above.

For the R&D expenses were $54,537,000 in fiscal year 2012 (net of $18,381,000 offset from the Janssen cost sharing arrangement), $34,482,000 in fiscal year 2011 and $17,358,000 in fiscal year 2010.
Marketing and Sales
During the six months ended December 31, 2012, we continued to expand our marketing and sales activities. Marketing and sales expenses are included in General and administrative expense in our consolidated statements of operations. Marketing and sales expenses were $1,470,000 and $0 for the six months ended December 31, 2012 and 2011, respectively. Marketing and sales expenses were $236,000 for the fiscal year ended June 30, 2012 and $0 for the fiscal years ended June 30, 2011 and June 30, 2010.
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
Government Regulation and Product Approval
The FDA and applicable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our product candidates. Failure to comply with FDA requirements, both before and after product approval, may subject us to administrative or judicial sanctions, including but not limited to, FDA refusal to approve pending applications, warning letters, product recalls, product seizures, or total or partial suspension of production or distribution, fines, injunctions, or civil or criminal penalties.
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
Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. We then submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. Further, an independent Institutional Review Board/Ethics Committee responsible for the medical center proposing to conduct the clinical trials must review and approve any clinical study.
Human clinical trials are typically conducted in three sequential phases which may overlap:

•	Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance,

absorption, metabolism, distribution and excretion.

•
Phase II: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage/schedule.

•
Phase III: When Phase II evaluations demonstrate that a dosage range of the product may be effective and has an acceptable safety profile, Phase lll trials are undertaken to evaluate clinical efficacy and safety in the patient population intended for registration at geographically dispersed clinical study sites.

In the case of products for severe or life-threatening diseases such as cancer, the initial human testing is often conducted in patients rather than in healthy volunteers. Since these patients already have the target disease, these studies may provide initial evidence of efficacy traditionally obtained in Phase II trials and thus these trials are frequently referred to as Phase I/II trials. We cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of our product candidates within any specific time period, if at all. Furthermore, the FDA/applicable agencies, the relevant Institutional Review Board/Ethics Committee or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a New Drug Application, or NDA, for approval of the product allowing commercial shipment and marketing of the product. The FDA may not accept the NDA for review if the applicable regulatory criteria are not satisfied or may require additional data. Even if such data are accepted for filing, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. In addition, before approving an NDA, the FDA will inspect the facilities at which the product is manufactured to ensure compliance with all cGMP regulations. Once issued, the FDA/applicable regulatory agencies may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA/applicable regulatory agency may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the agency has the authority to prevent or limit further marketing of a product based on the results of these post-marketing studies or evaluations.
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
Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with Good Manufacturing Practice regulations, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the current Good Manufacturing Practice, or cGMP, regulations and other FDA regulatory requirements.
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
Employees
As of December 31, 2012, we had 224 employees, all of whom were full-time employees. 174 of our employees are engaged in research, development, preclinical and clinical testing, manufacturing, quality assurance and quality control and regulatory affairs and 50 are in human resources, procurement, finance and administration.  Twenty-five of our employees have an M.D. or Ph.D. degree. Our future performance depends in significant part upon the continued service of our key scientific, technical and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business. None of our employees are represented by a labor union. We consider our relations with our employees to be good.
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
Risks Relating to Pharmacyclics
We may need substantial additional financing and we may have difficulty raising needed capital in the future.
We have expended and will continue to expend substantial funds to complete the research, development and clinical testing of our products. We may be unable to entirely fund these efforts with our current financial resources. We may also raise additional funds through the public or private sale of securities, bank debt, collaborations or otherwise. If we are unable to secure additional funds, whether through additional partnership collaborations, bank debt financings, or sale of our securities, we may have to delay, reduce the scope of or discontinue one or more of our product development programs. Based upon the current status of our product development plans, we believe that our cash, cash equivalents and marketable securities, will be adequate to satisfy our capital needs for at least the next twelve months. We may, however, choose to raise additional funds before then. Our actual capital requirements will depend on many factors, including:

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory approval;

•	the timing of marketing authorization of any of our products granted by the FDA or other regulatory authority;

•	the timing of market launch of any of our products after grant of marketing authorization by the FDA or other regulatory agency;

•	the speed of market uptake and the timing and extent of demand for any of our products after grant of marketing authorization by the FDA or other regulatory agency;

•	continued progress of our research and development programs;

•	our ability to establish and maintain collaborative arrangements with third parties;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the amount and timing of capital equipment purchases; and

•	competing technological and market developments.
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
Fast Track designations for development of ibrutinib for the treatment of chronic lymphocytic leukemia/small lymphocytic lymphoma and for the treatment of mantle cell lymphoma or any other potential product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. Marketing applications filed with the FDA by sponsors of products in Fast Track development are intended to facilitate the development, and expedite the review of such drugs, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The previous receipt of Fast Track designation for the development of ibrutinib for the treatment of chronic lymphocytic leukemia/small lymphocytic lymphoma and for the treatment of mantle cell lymphoma and any future designation for any other potential product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Fast Track designation at any time. We may seek Fast Track designation for other of our product candidates, but the FDA may not grant this status to any of our proposed product candidates.
Breakthrough Therapy Designation for our investigational oral agent ibrutinib monotherapy for the treatment of patients with relapsed or refractory mantle cell lymphoma (MCL) and to ibrutinib monotherapy for the treatment of patients with Waldenström's macroglobulinemia (WM) or any other potential product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.
If a drug is intended for the treatment of a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development, the FDA may grant a Breakthrough Therapy Designation.  Marketing applications filed with the FDA by sponsors of products with a Breakthrough Therapy Designation are intended to facilitate the development, and expedite the review of such drugs, but the Breakthrough Therapy Designation does not assure any such qualification or ultimate marketing approval by the FDA. The previous receipt of a Breakthrough Therapy Designation for the development  of our investigational oral agent ibrutinib monotherapy for the treatment of patients with relapsed or refractory mantle cell lymphoma (MCL) and to ibrutinib monotherapy for the treatment of patients with Waldenström's macroglobulinemia (WM) and any future designation for any other potential product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Breakthrough Therapy Designation at any time. We may seek a Breakthrough Therapy Designation for other of our product candidates, but the FDA may not grant this status to any of our proposed product candidates.
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
Serious adverse events may force us to limit or discontinue any of our drug development and commercialization programs.
Our ability to develop and commercialize any of our drug candidates or products may be adversely impacted by any serious adverse events that patients may experience when treated with our drug candidate or product.  Severe bleeding events, including such events affecting the gastrointestinal tract or the central nervous system, have been reported in patients exposed to ibrutinib.  To date these severe bleeding events have been uncommon and consistent with the expected rate in a patient population suffering from a blood cell malignancy, a population that often requires treatment with anti-platelet and anti-coagulant drugs.  Although we have a monitoring plan in place should these events occur and although they are generally managed by temporary withdrawal of ibrutinib therapy, we cannot guarantee that severe bleeding events will not cause us to cease development of ibrutinib or withdraw the product from the market following any grant of marketing authorization by the FDA or other regulatory authority.
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
We have incurred significant operating losses since our inception in 1991 and, as of December 31, 2012, had an accumulated deficit of $283,606,000. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenue to cover our expenses. Our product candidates are in various stages of development and the commercialization of those products may not occur. While during the six months ended December 31, 2012 we had net income of $117,533,000, we have not generated any commercial revenue from the sale of our products. Our sustaining profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and to obtain required regulatory approvals and to successfully manufacture and market our proposed product.
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
Pursuant to the terms of our collaboration and licensing agreement with Janssen, we granted Janssen a license to co-develop (with us) our BTK Inhibitor ibrutinib globally, to co-commercialize it (with us) in the U.S., and to exclusively commercialize it outside of the U.S., in each case for all non-immunology related indications. Under a global development plan, each party will be responsible for conducting certain clinical trials. The agreement includes a cost sharing arrangement for associated development activities. Except in certain cases, in general Janssen is responsible for approximately 60% of collaboration costs and we are responsible for the remaining 40% of collaboration costs. Upon commercialization, profits and losses will be shared 50/50.
The collaboration with Janssen provides us with an annual cap of our share of collaboration costs and pre-tax commercialization profits/losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement. In the event that our share of aggregate development costs in any given calendar year, together with any other amounts that become due from us, plus our share of pre-tax loss (if any) for any calendar quarter in such calendar year, less our share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the “Excess Amounts”) are funded by Janssen. Under the Agreement, total Excess Amounts plus interest may not exceed $225,000,000. As of December 31, 2012, total Excess Amounts associated with the Janssen agreement were $18,125,000 (see Note 4 to the consolidated financial statements). We cannot reasonably predict the amount and timing of potential future commitments under the Janssen collaboration and license agreement, including Excess Amounts, as the payments are contingent upon future events.
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

•
If Janssen is unsuccessful in performing clinical trials, or in obtaining regulatory approvals for or commercializing ibrutinib outside the U.S., we may not receive certain additional milestone payments or any profit payments under the collaboration and license agreement and our business prospects and financial results may be materially harmed;

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
We face risk of harm caused by hazardous materials used in the manufacturing of our products.
The manufacturing processes for our products involve the use of hazardous, volatile and flammable materials capable of igniting and/or exploding if not handled properly.  Although our manufacturing processes incorporate safety procedures designed to prevent or avoid the creation of conditions under which the materials could ignite and/or explode, we cannot be certain that such safety procedures will be followed or if followed will be adequate to mitigate or eliminate the risk of harm caused by fire and/or explosion during the manufacturing of any of our products.  Any such event may incapacitate the manufacturing capability of any of our contract manufacturing organizations (CMOs).  We have no assurance that we will avoid liability for harm caused by any such event.  If we are found liable for damages or agree to pay damages in settlement of a claim against us for any harm caused by any such event, our insurance coverage may be inadequate or may not cover part or all of such damages.  In addition, we do not have an alternate or back-up supply chain for the manufacturing and supply of any of our products.  If such an event causes us to lose the operational capacity of any manufacturing element in the supply chain for any of our products, our ability to manufacture and supply the product will be substantially impaired or prevented, and we may be unable to supply enough product to support our development and/or commercialization programs, which may force us to curtail or discontinue our business operations.
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
We face intense competition from other companies and research and academic institutions for qualified personnel. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco, California area. We are highly dependent on our senior executives. If any of our senior executives were to terminate their position with us, or we were to lose an additional senior executive officer, any of our senior scientists, a manager of one of our programs, or a significant number of any of our staff or we are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes, raise additional capital or implement our business strategy may be adversely affected or rendered impractical and our business may be harmed as a result.
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
The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially affect our financial position, cash flows and results of operations.
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
We are exposed to fluctuations in foreign currency exchange rates, and an adverse change in foreign currency exchange rates could have a material adverse impact on our business, financial condition, cash flows and results of operations.

All of our revenues and the majority of our expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. We conduct some transactions in foreign currencies, primarily related to ex-U.S. clinical trial activities, and we expect to continue to do so. We have not entered into any agreements or transactions to hedge the risk associated with potential fluctuations in currencies; accordingly, we are subject to foreign currency exchange risk related to these ex-U.S. clinical trial activities. While we may enter into hedge or other agreements in the future to actively manage this risk, we do not believe this risk is material to our financial statements.
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
Although we have developed and are in the process of implementing a program for compliance with federal and state civil rights laws and employment laws, including laws prohibiting any harassment or discrimination in the hiring, promotion, firing, or treatment of employees on the basis of age, race, color, ancestry, national origin, disability, medical condition, marital status, sexual orientation, gender, gender identity, religious denomination, pregnancy status, other classification, or any retaliation against employees for engaging in protected activity, we cannot guarantee that our compliance program will be sufficient or effective, that our employees will comply with our policies, that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability with respect to any employment discrimination, harassment or retaliation claim our employees may bring against us, including any claim under the federal Civil Rights Act of 1964 and 1991 (as amended), the California Fair Employment and Housing Act (“FEHA”), as amended, Section 1981 of the Civil Rights Acts of 1866, the federal Age Discrimination in Employment Act of 1967 (as amended) (“ADEA”), the Older Workers Benefits Protection Act, the Employee Retirement Income and Securities Act (“ERISA”), the Family and Medical Leave Act ("FMLA"), the California Family Rights Act ("CFRA"), the federal Americans with Disabilities Act of 1990 ("ADA"), the Lilly Ledbetter Fair Pay Act, the Immigration Reform and Control Act of 1986, the Equal Pay Act, of 1963, as amended, California Business and Professions Code 17200, any and all protections pursuant to California's Labor Code or the Fair Labor Standards Act (“FLSA”), Section 806 of the Sarbanes Oxley Act of 2002, and any federal or state constitutional rights and protections. Discrimination, harassment or retaliation claims brought by employees or former employees against their employers or former employers have increased substantially in recent years. In addition, the enactment of new federal and state laws, the amendment of existing federal and state laws, and the interpretation of existing or future laws by court decision could further expand the grounds on which employees and former employees may pursue claims of employment discrimination, harassment or retaliation. We cannot adequately predict whether our compliance program will effectively protect us from liability under present or future federal or state laws against employment discrimination, harassment or retaliation. If one or more of our employees brings a claim of employment discrimination, harassment or retaliation against us and if we are found liable for damages and/or an injunction is imposed on us or we agree to pay damages and/or accept an injunction in settlement of the claim, the payment of the damages amount or the curtailment of our activities consequent to the injunction could have a material adverse effect on our financial condition and impair or prevent us from continuing our business.
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
As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements. While we were able to complete an unqualified assessment as to the adequacy of our internal control over financial reporting as of December 31, 2012, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be unqualified. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.
Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.
The development, manufacturing, pricing, sales, coverage and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have developed and are implementing a corporate compliance program based on what we believe are the current best practices, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of potentially applicable laws and regulations. If we fail to comply with any of these laws and regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, disqualification or debarment from participation in federally-funded health care programs or other sanctions or litigation, any of which events may have a significant adverse impact on our business.
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
The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the period beginning January 1, 2011 and ending December 31, 2012, the sales price for one share of our common stock reached a high closing price of $69.80 per share and a low closing price of $4.88 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

•	the progress and results of our preclinical testing, clinical trials, product development and partnering activities;

•	quarterly fluctuations in our financial results;

•	the development of technological innovations or new therapeutic products by us, our competitors or others;

•	changes in governmental regulation;

•	the success or failure of our efforts to obtain marketing authorization for any of our products from the FDA or other regulatory authority;

•	our ability to satisfy regulatory requirements for the maintenance of any marketing authorization granted by FDA or other regulatory authority for any of our products;

•
the emergence of drug safety issues that require us to add restrictions or warnings to the label or withdraw from the market any of our products after approval by the FDA or other regulatory authority;

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
The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing of qui tam actions has increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a False Claim action. In addition, under current case law of the federal courts, the False Claims Act prohibits as a false claim any claim for payment submitted to or paid by the federal government for utilization of a prescription drug consequent to off-label promotion of the drug in violation of the Food, Drug and Cosmetics Act (FDCA). When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim, and face exclusion from Medicare, Medicaid, and other federal health programs. Various states have also enacted laws modeled after the federal False Claims Act.
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
Item 1B. Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate offices are located in Sunnyvale, California, where, as of December 31, 2012, we lease 100,176 square feet. Of the total square footage leased as of December 31, 2012, 79,776 square feet are leased under an operating lease that expires in November 2017, with an option to extend the term for an additional 5 years. In October 2012, we entered into an agreement to lease an additional 20,400 square feet of office space in a property adjacent to our existing corporate offices in Sunnyvale, California under an operating lease that expires in February 2023. The lease agreement entered into in October 2012 includes an option to extend the term for an additional 5 years. Our facilities include administrative and research and development space. We believe our existing facilities are adequate to meet our current needs and that suitable additional space will be available as needed.
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

	HIGH	LOW

Six Months Ended December 31, 2012	$69.80	$47.87
Three Months Ended September 30, 2012	69.80	49.35
Three Months Ended December 31, 2012	69.78	47.87

FISCAL YEAR ENDED June 30, 2012
First Quarter	$12.81	$9.04
Second Quarter	15.63	11.10
Third Quarter	28.68	14.99
Fourth Quarter	54.61	25.33
FISCAL YEAR ENDED June 30, 2011
First Quarter	$8.42	$6.36
Second Quarter	8.22	5.29
Third Quarter	6.52	4.88
Fourth Quarter	10.63	5.66
 As of February 15, 2013, there were 100 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.
Performance Graph (1)
The following graph compares our total stockholder returns for the past 5.5 years to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index.  The total return for each index assumes the reinvestment of all dividends, if any, paid by companies included in these indices.
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

Sales of Unregistered Securities
Not Applicable.
Stock Repurchases during the three months ended December 31, 2012
Not Applicable.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information with respect to our compensation plans under which equity securities are authorized for issuance.
Item 6.    Selected Financial Data
On November 14, 2012, the Board of Directors approved a change in the fiscal year end from June 30 to December 31, effective December 31, 2012. All references to "fiscal years", unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2012, ended on June 30, and beginning on December 31, 2012, ends on December 31, of each year.
The following table sets forth selected historical financial data for the six-month transition period ended December 31, 2012 and the previous five fiscal years. The financial data presented below is derived from our audited consolidated financial statements and should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere herein.

Selected Consolidated Financial Data
(in thousands, except share and per share data)

Statement of Operations Data:
		Fiscal Years Ended June 30,
	Six Months Ended December 31, 2012	2012	2011	2010	2009	2008
Revenue (1):
License and milestone revenue	$155,000	$77,605	$4,355	$6,645	$—	$—
Collaboration services revenue	5,658	4,385	3,878	2,662	—	—
Total revenue	160,658	81,990	8,233	9,307	—	—
Operating expenses (2):
Research and development	46,639	54,537	34,482	17,358	13,954	18,180
Less: Excess Amounts related to Research and development (3)	(17,306)	—	—	—	—	—
Research and development, net	29,333	54,537	34,482	17,358	13,954	18,180
General and administrative	12,093	15,575	9,125	7,561	8,474	7,332
Less: Excess Amounts related to General and administrative (3)	(819)	—	—	—	—	—
General and administrative, net	11,274	15,575	9,125	7,561	8,474	7,332
Total operating expenses	40,607	70,112	43,607	24,919	22,428	25,512
Income (loss) from operations	120,051	11,878	(35,374)	(15,612)	(22,428)	(25,512)
Interest income	137	178	169	81	137	1,206
Other income (expense), net	(8)	(31)	2	(43)	(606)	8
Income (loss) before income taxes	120,180	12,025	(35,203)	(15,574)	(22,897)	(24,298)
Income tax (provision) benefit	(2,647)	(39)	—	550	(550)	—
Net income (loss)	$117,533	$11,986	$(35,203)	$(15,024)	$(23,447)	$(24,298)
Net income (loss) per share (4):
Basic	$1.69	$0.17	$(0.59)	$(0.31)	$(0.88)	$(0.93)
Diluted	$1.58	$0.17	$(0.59)	$(0.31)	$(0.88)	$(0.93)
Weighted average shares used to compute net income (loss) per share:
Basic	69,676	68,728	59,973	48,344	26,570	25,989
Diluted	74,408	72,617	59,973	48,344	26,570	25,989

Balance Sheet Data:
		As of June 30,
	As of December 31, 2012	2012	2011	2010	2009	2008
Cash, cash equivalents and marketable securities (5)	$317,114	$203,607	$112,329	$74,149	$16,326	$16,755
Total assets	355,129	219,120	116,352	76,820	18,301	18,367
Deferred revenue	70,701	75,378	7,000	6,099	11,628	—
Total liabilities	92,603	86,997	14,678	10,059	20,042	1,922
Accumulated deficit	(283,606)	(401,139)	(413,125)	(377,922)	(362,898)	(339,451)
Total stockholders' equity (deficit)	262,526	132,123	101,674	66,761	(1,741)	16,445

(1) See Note 4 to the consolidated financial statements for a discussion of revenue recognition related to the Janssen and Servier agreements.
(2) See Note 7 to the consolidated financial statements for a description of share-based compensation included in operating expenses for the six months ended December 31, 2012 and for the fiscal years ended June 30, 2012, 2011 and 2010.

(3) See Note 4 to the consolidated financial statements for a description of Excess Amounts which are included as a reduction to operating expenses for the six months ended December 31, 2012.
(4) See Note 3 to the consolidated financial statements for a description of the computation of basic and diluted net income (loss) per share.
(5) See Note 7 to the consolidated financial statements for a description of equity financings completed during fiscal years 2011 and 2010.
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
Change in Fiscal Year End
On November 14, 2012, the Board of Directors approved a change in the fiscal year end from June 30 to December 31, effective December 31, 2012. All references to "fiscal years", unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2012, ended on June 30, and beginning on December 31, 2012, ends on December 31, of each year.
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. Our mission and goal is: To build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs; and to identify promising product candidates based on scientific development and administrational expertise, develop our products in a rapid, cost-efficient manner and to pursue commercialization and/or development partners when and where appropriate. We exist to make a difference for the better and these are important times to do that.
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
During the fiscal year ended June 30, 2012, we exited the development stage, as defined in Financial Accounting Standards Board Accounting Standards Codification Topic 915, “Development Stage Entities” with the signing of our first significant collaboration with Janssen Biotech, Inc. and its affiliates (“Janssen”) (See Note 4 to the Consolidated Financial Statements), from which we received our first significant revenue from principal operations, reflective that we are no longer in the development stage.
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
Our Pipeline
Our clinical development and product candidates are small-molecule enzyme inhibitors designed to target key biochemical pathways involved in human diseases with critical unmet needs. We currently have three proprietary drug candidates under clinical development and several preclinical lead molecules. These include: an inhibitor of Bruton's tyrosine kinase (“BTK”) ibrutinib (PCI-32765, hereafter referred to as ibrutinib) currently in multiple Phase III studies in hematologic malignancies, a BTK inhibitor lead optimization program targeting anti-inflammatory and autoimmune indications, an inhibitor of Factor VIIa (“PCI-27483”) in a Phase II clinical trial in pancreatic cancer and a HDAC inhibitor, abexinostat (formerly known as PCI-24781), currently in Phase I and II clinical trials in solid tumors and hematological malignancies.
Our Drug Development Programs
BTK Inhibitor Program
We are pioneering the development of orally bioavailable inhibitors of BTK, a signaling protein that is critically important for the activity of B-cells (immune cells that can develop into antibody producing cells). B-cell lymphomas and leukemias, which are common blood cancers, result from mutations acquired during B-cell development that lead to uncontrolled B-cell proliferation. Also, when B-cells are overactive, the immune system can produce antibodies that begin to attack the body's own tissue, leading to autoimmune diseases. Both autoimmune diseases and B-cell malignancies are thought to be driven by overactive signaling and activation of the B-cell antigen receptor ("BCR"), a process that is dependent on BTK.
We have developed ibrutinib, which has demonstrated clinical activity and tolerability in Phase I and Phase II clinical trials in a variety of B-cell malignancies, including chronic lymphocytic leukemia (“CLL”) and a number of non-Hodgkin's lymphoma (“NHL”) subtypes. CLL, mantle cell lymphoma (“MCL”), follicular lymphoma (“FL”), diffuse large B-cell lymphoma (“DLBCL”), multiple myeloma (“MM”) and Waldenstrom's macroglobulinemia (“WM”) are specific indications of our current or planned Phase Ib/II and Phase III development program. We are currently using a multi-tier preclinical testing strategy to optimize inhibitors of BTK for anti-inflammatory and autoimmune diseases.
During the calendar year ended December 31, 2012, we provided updates on several of our clinical programs. The following is a summary of the clinical updates:
Ibrutinib (PCI-32765) Clinical Development Update in Mantle Cell Lymphoma (MCL)
At the 2012 American Society of Hematology (ASH) Annual Meeting in December 2012, we presented interim results of our Phase II study in relapse/refractory MCL patients. This presentation showed an overall response rate (ORR) in 110 evaluable MCL patients of 68%, including 22% complete responses (CRs) and 46% partial responses (PRs), with an estimated median progression-free survival ("PFS") of 13.9 months. An analysis of a subset of 51 patients presented last year at ASH 2011 with longer follow up demonstrated an incremental improvement in the response rate over time. The ORR increased in this subset from 69% as reported at ASH in 2011 to an ORR of 75% as reported at ASH in 2012, with the CR rate increasing from 16% to 39% over the same period. The treatment emergent adverse events were consistent with safety data previously reported for ibrutinib monotherapy. The most common non-hematologic events were mild to moderate diarrhea and fatigue. The most common infections were respiratory. Severe adverse events were uncommon.
Ibrutinib (PCI-32765) Clinical Development Update in Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma (CLL/SLL)
Updated data of our single agent Phase Ib/II study in treatment-naive and relapsed/refractory CLL/SLL patients was also presented at ASH 2012. A multicenter, open-label, single agent Phase Ib/II study of ibrutinib monotherapy in either relapsed/refractory (n=85) or 65 years or older treatment-naive (n=31) (65 years of age or older) CLL patients completed enrollment in July 2011. The study was designed to assess safety, tolerability, and efficacy of ibrutinib at two dose levels, 420 mg and 840 mg daily until progression or intolerability. The relapse and refractory population contained a high risk subset (n=24), defined by patients who fail to respond or relapse within 24 months of chemoimmunotherapy. With a maximum follow up of 26 months, it was estimated that 96% of the treatment-naive and 93% of the relapsed-refractory (not including high-risk patients) and 75% of the relapsed-refractory, including high-risk, patients were without progression. Responses were independent of high risk genetic features that would predict poor outcome to standard chemotherapy. Continuous dosing was well tolerated with a reported lack of detrimental impact on immunoglobulins or hematologic parameters. Adverse events were predominantly Grade 2 or less in severity, with the most common being diarrhea, fatigue, upper respiratory tract infection, rash, nausea and arthralgias (joint pain).  The majority of events were managed with over the counter medicines and outpatient care. Grade 3 and

Grade 4 hematologic events, neutropenia (low white cell counts) and thrombocytopenia (low platelet counts), potentially related to ibrutinib occurred in 12% of patients. Of the 31 treatment-naive patients on the trial at the time of the analysis, there was only 1 patient that had discontinued due to disease progression.
Additionally at ASH 2012, findings were presented from a Phase II, single-center trial with 40 high risk CLL patients treated with 420 mg/day ibrutinib in combination with rituximab, an anti-CD20 monoclonal antibody sponsored by the M.D. Anderson Cancer Center. The high risk patients had one of the following characteristics, all predictive of poor outcome to standard chemotherapy: deletion in chromosome 17p, mutation in the tumor suppressor gene TP53, deletion in chromosome 11q or relapse less than 36 months after chemo-immunotherapy. The results after a median follow-up of 4.8 months were notable in these difficult to treat patients, with an overall response rate of 83%. Treatment was well tolerated, no new safety signals were noted, with Grade 3/4 adverse events reported that were largely unrelated to ibrutinib or the combination and transient such as neutropenia (low white blood cell count), fatigue, insomnia, and bone aches. The most common Grade 3/4 infection was pneumonia.
We previously reported at the 2012 American Society of Clinical Oncology (ASCO) Annual Meeting in June 2012,  results of Phase II studies that included ibrutinib also in combination. The PCYC-1109 study included a total of 27 patients with Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma/Prolymphocytic Leukemia (“CLL/SLL/PLL”) (n=24) and Richter's transformation (n=3) treated with ibrutinib (420 mg) was followed by concomitant ofatumumab with continued ibrutinib until progression. The combination was well tolerated, as indicated by reports that the majority of adverse events were Grades 1/2. No new safety signals were identified. At the time of the analysis for the CLL/SLL/PLL patients, the overall response rate, as measured by IWCLL criteria, and the progression free survival probability were both 100% at the median follow-up of 9.8 months. Cohorts evaluating other therapeutic sequences with ofatumumab and ibrutinib are currently underway and enrollment has been completed on this study.
At ASCO in June 2012 we also presented the Phase II Study PCYC-1108 which had enrolled a total of 30 relapsed or refractory CLL patients treated with a combination of bendamustine and rituximab (BR); 37% were considered refractory (treatment free interval ≤ 12 mo) to a purine analog (e.g. fludarabine) containing regimen and 13% refractory to bendamustine. Patients received ibrutinib (420 mg) in combination with bendamustine/rituximab. The combination therapy was well tolerated and there were no discontinuations due to adverse events. At the median follow-up of 8.1 months, the ORR was 93%, progression free survival probability was 90%. This study was further updated during the European Hematology Association Annual Congress in June of 2012 with analysis of a small subset of relapse patients who receive ibrutinib in combination with fludarabine/cyclophosphamide/rituximab (FCR). At the median follow-up of 8.5 months all three patients had achieved an objective response, with two patients achieving minimal residual disease negative (“MRD-Negative”) complete responses and at the time of analysis all patients remained progression free.
In relapsed/refractory CLL/SLL patients we initiated RESONATE™ (PCYC-1112), which is a randomized, multi-center, open-label, pivotal Phase III trial of ibrutinib as a monotherapy. The trial is designed to demonstrate superiority of ibrutinib versus ofatumumab. The primary endpoint of the study is to demonstrate a clinically significant improvement in progression-free survival in relapsed or refractory CLL/SLL patients. This global study is open and Pharmacyclics plans to enroll 350 patients worldwide.
In frontline newly diagnosed elderly CLL/SLL patients we initiated a Phase III trial RESONATE™ -2 (PCYC-1115/1116). This trial is a randomized, multicenter, open-label study of ibrutinib as a monotherapy versus chlorambucil in patients 65 years or older with treatment naïve CLL/SLL. The study design is in accord with a Special Protocol Assessment (SPA). The study is designed to demonstrate superiority of ibrutinib with the primary endpoint of progression-free survival (PFS) when compared to chlorambucil. This global study is open and Pharmacyclics plans to enroll 272 patients worldwide.
We also initiated the RESONATE™-17 trial (PCYC-1117), which is a single-arm, multicenter, open-label Phase II trial using ibrutinib as a monotherapy in patients who have deletion 17p and who did not respond to or relapsed after at least one prior treatment with chemoimmunotherapy (a high unmet need population). The primary endpoint of the study will be overall response rate. The key secondary endpoints will be duration of response and other measures of clinical benefit. This global study is open and Pharmacyclics plans to enroll 111 patients worldwide.
Ibrutinib (PCI-32765) Clinical Development Update in other B-cell malignancies
At the ASH 2012 Annual Meeting, Pharmacyclics and its investigators gave a multitude of presentations showing research and clinical results of using ibrutinib in a variety of other B-cell malignancies. Preliminary results were reported from a multicenter, open-label, Phase II study of ibrutinib in 70 relapsed / refractory DLBCL patients, which either had the Activated B-cell (ABC) subtype or the Germinal center B-cell (GCB) subtype of DLBCL. The ABC subtype growth and proliferation appears to be more driven by B-cell receptor signaling mechanism than the GCB subtype. The ORR in the heavily pre-treated population was 23% (16 of 70 patients).  Responses were primarily in the ABC subtype with 12 of 29 patients (41%)

responding (5 complete responses and 7 partial responses). In the 20 GCB patients only 1 patient (5%) had a partial response. This study supports the use of ABC DLBCL molecular subtyping as a biomarker for selection of patients for future ibrutinib studies. The safety profile was consistent with previous studies, with most common Grade 1/2 events gastrointestinal and fatigue; Grade 3 or higher Adverse Events, related and unrelated, reported in 5% - 10% of the patients.
At the ASH 2012 Annual Meeting, long term results on 16 relapsed/refractory evaluable follicular patients dosed with ibrutinib as monotherapy from the Phase I study (PCYC-04753) were presented. Patients were heavily pretreated with a median of 3 prior therapies and 44% had high-risk Follicular Lymphoma International Prognostic Index scores. The ORR in 16 subjects was 44% with 3 CRs and 4 PRs. For those patients with at least 1 tumor response assessment, the media PFS in dose cohorts greater or equal 2.5 mg/kg (n=11) was reported at 13.4 months with an ORR=55%. With patients treated at greater or equal 5 mg/kg (n=9) the median PFS was reported as 19.6 months with an ORR=56%. The drug was well tolerated with no apparent cumulative toxicity upon extended dosing in this study.
At the ASH 2012 Annual Meeting, we also presented clinical results and biomarker studies on 13 multiple myeloma (MM) patients accrued in the first cohort where ibrutinib was dosed as a monotherapy at 420 mg. Patients were heavily pretreated, with a median of 4 prior therapies (range 2 to 10). All patients previously had prior exposure to bortezomib, lenalidomide, and dexamethasone or prednisone and 92% had progressed following stem cell transplant. A total of 39% of the patients had del 17p.  Signals of biologic and clinical activity were observed. Reductions in paraprotein of at least 50% were reported in 3 patients on ibrutinib monotherapy, and one patient went on to have a confirmed PR following addition of dexamethasone.  As anticipated from pre-clinical studies, decreases of several biomarkers of bone metabolism, angiogenesis and chemotaxis were observed following the start of treatment. The most common treatment related adverse events were Grade 1/2 nausea and diarrhea. We have expanded the study to explore ibrutinib administration of a dose of 560 mg in combination with dexamethasone and a dose of 840 mg as a single agent and in combination with dexamethasone. As we obtain further data from these cohorts over the next 12 months, we will assess the clinical outcome of ibrutinib in this patient population.
Waldenstrom's is a subtype of lymphocytic lymphoma, and is considered an indolent B-cell malignancy. Pharmacyclics evaluated long-term data of Waldenstrom's patients from its Phase I study (PCYC-04753) which the Company initiated in February 2009. The Company observed objective responses in 3 of 4 patients. This early development led to a collaboration with Dr. Treon at the Dana Farber Cancer Institute in Boston. Dr. Treon initiated an investigator sponsored study to further investigate ibrutinib in patients who have relapsed Waldenstrom's disease. A preliminary look at the data demonstrated early onset of activity, and it appears that BTK is a key driver in the pathophysiology of Waldenstrom's disease.
Ibrutinib (PCI-32765) Worldwide Collaboration with Janssen
In December 2011, we entered into a worldwide collaboration and license agreement with Janssen Biotech Inc. and its affiliates ("Janssen"), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, for the development and commercialization of ibrutinib, a novel, orally active, first-in-class BTK inhibitor being developed for the treatment of hematological malignancies, including non-Hodgkin's lymphoma, chronic lymphocytic leukemia and multiple myeloma.
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
As of December 31, 2012, our partner Janssen has initiated, amongst others, the following studies:

•
A randomized, multi-center Phase III, double blinded, placebo controlled, registration trial of ibrutinib in combination with bendamustine and rituximab in relapsed/refractory CLL/SLL patients who received at least one line of prior systemic therapy. The primary endpoint of the study is to demonstrate a clinically significant improvement in progression-free survival when compared to bendamustine and rituximab. The key secondary endpoints include overall response rate, overall survival and other measures of clinical benefit. This global study, conducted by Janssen, is open and Janssen plans to enroll 580 patients worldwide.

•
A Phase II study of ibrutinib in patients with mantle cell lymphoma who progress after bortezomib therapy: A single-arm, multi-center Phase II trial of ibrutinib as a monotherapy in relapsed/refractory MCL patients who received at least one prior rituximab-containing chemotherapy regimen and who progressed after bortezomib therapy.The primary endpoint of the study is overall response rate. The key secondary endpoints include duration of response, progression-free survival rate, and other measures of clinical benefit. This global study, conducted by Janssen, is open and Janssen plans to enroll 110 patients worldwide.

•
A randomized, Phase III study of ibrutinib versus temsirolimus in patients with relapsed or refractory MCL who have received one prior therapy: A randomized, multi-center Phase III registration trial of ibrutinib as a monotherapy in relapsed/refractory MCL patients who received at least one prior rituximab-containing chemotherapy regimen. The primary endpoint of the study is progression free survival when compared to temsirolimus. The key secondary endpoints include overall response rate, overall survival rate and other measures of clinical benefit. This global study, conducted by Janssen outside the U.S., is open and Janssen plans to enroll 280 patients.

•
An open label Phase Ib/II dose escalating study of ibrutinib in combination with rituximab/Cytoxan/Adriamycin/vincristine/prednisone (R-CHOP) in patients with newly diagnosed CD20 positive non-Hodgkin's lymphoma: The purpose of this study is to identify a safe and tolerable dose of ibrutinib in combination with R-CHOP, once a safe dose is established the study will expand and report responses of this combination in patients with newly diagnosed DLBCL. This global, multi-center study, conducted by Janssen, is open and Janssen plans to enroll up to 33 patients.

Factor VIIa Inhibitor Program
Tissue Factor (TF) up-regulation is associated with increased tumor invasiveness and progression, worsened prognosis and increased thromboembolism(VTE). Factor VII is an enzyme that becomes activated (“FVIIa”) by binding to the cell surface protein tissue factor (“TF”), a protein found in the body that helps to trigger the process of blood clotting in response to injury. TF is over expressed in many cancers including gastric, breast, colon, lung, prostate, ovarian and pancreatic cancers. Activation of protease activated receptors by TF:FVIIa complex leads to increases in IL-8, VEGF and other invasiveness promoting factors.
PCI-27483 Factor VIIa Inhibitor
Our Factor VIIa inhibitor PCI-27483 is a novel first-in-human small molecule inhibitor that selectively targets FVIIa. As an inhibitor of FVIIa, PCI-27483 has two potential mechanisms of action: 1) inhibition of intracellular signaling involved in tumor growth and metastases and 2) inhibition of early coagulation processes associated with thromboembolism. PCI-27483 reduced pancreatic adenocarcinoma (PaCa) xenograft growth in mice at doses producing 2.5 - 3.0x change in prothrombin time.
PCI-27483 Factor VIIa Clinical Development Update
A multicenter Phase I/II of PCI-27483 in patients with locally advanced or metastatic pancreatic cancer that are either receiving or are planned to receive gemcitabine therapy has completed enrollment. The Phase II portion of the study randomized patients to receive either gemcitabine alone or gemcitabine plus PCI-27483 (1.2 mg/kg twice daily). The objectives are to assess the safety of FVIIa Inhibitor PCI-27483 at pharmacologically active dose levels, to assess potential inhibition of tumor progression and to obtain initial information of the effects on the incidence of thromboembolic events. Data from initial efficacy analysis is expected to be reported at a scientific event during 2013. Due to a paradigm shift away from the use of gemcitabine alone for the treatment of pancreatic cancer, enrolling patients in this randomized study has been challenging. PCYC is evaluating other alternatives for development of this agent.
Histone Deacetylase Inhibitor Program
Histone deacetylases (“HDACs”) are well-validated drug targets in a number of disease areas including cancer. These enzymes control several vital cellular processes, such as transcription, cell cycle progression, protein transport and degradation etc, and their activity is often dysregulated in cancer. Classically, the major function of these enzymes is controlling the expression of genes, i.e. whether genes are turned “on” or “off” via epigenetic mechanisms. In cancer, HDACs are often differentially expressed from normal cells, resulting in gene expression changes that favor a tumor's ability to multiply, to avoid apoptosis (i.e. programmed cell death) or to become resistant to chemotherapy. Treatment with HDAC inhibitors reverses these changes, resulting in cancer cell death in vitro (i.e. in cultured cells) and tumor growth inhibition in vivo (i.e. in animals) at non-toxic concentrations.
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
Abexinostat (PCI-24781) Clinical Development Update
Abexinostat has been tested in several clinical trials in the U.S. by Pharmacyclics and globally by our partner Servier. In the U.S., Pharmacyclics has completed two Phase I studies using abexinostat as a single agent in patients with advanced solid tumors, a Phase I/II trial testing abexinostat single agent in patients with relapsed or refractory NHL and a Phase I trial in soft-tissue sarcoma patients (in combination with doxorubicin, an anti-tumor agent) co-sponsored by the Massachusetts General Hospital and Dana-Farber Cancer Institute. The results from the Phase II portion of the single agent NHL trial were presented recently in an oral presentation at ASH 2012 Annual Meeting in Atlanta. In this trial,16 patients in multiply relapsed follicular lymphoma and 14 patients in relapsed mantle cell lymphoma were enrolled. Of the 14 evaluable patients in the follicular arm, one CR and 8 PRs were recorded for an ORR of 64%. 12 of the 14 patients (86%) had reductions in tumor burden with 5 patients achieving >75% reduction in tumor size. The responses were durable, with 89% of the follicular patients on study >8 months and 4 patients for >17 months. The median duration of response was 13 months and the median progression-free survival has not yet been reached. In the mantle cell arm, 3 PRs were seen for an ORR of 27%. The overall response rate across both arms was 48%. Abexinostat was well tolerated, with a safety profile consistent with this class of agents, < 20% Grade 3 or greater cytopenia (primarily platelets) reported. The results from the sarcoma trial were presented at the annual meeting of the Connective Tissue Oncology Society in November 2012 in Prague, Czech Republic. In this trial, the Phase I dose escalation has been completed with 22 patients enrolled. In the 17 patients evaluable for radiological response, 1 PR and 11 SD were noted. The clinical benefit was durable with seven patients completing 5 or more cycles and 2 completing 10 cycles (each cycle is 21 days). The toxicities for the combination were manageable and consistent for these agents, and the maximum tolerated dose in combination with doxorubicin was established. A Phase I dose escalation Investigator-sponsored trial of abexinostat in combination with the multi-targeted tyrosine kinase inhibitor pazopanib has been initiated at the University of California, San Francisco. Our collaboration partner for ex-U.S. markets, Servier, has initiated nine Phase I/II trials in Europe and Asia in lymphomas and solid tumors with abexinostat as single agent and in combination with other chemotherapeutic agents including cisplatin, liposomal doxorubicin and FOLFOX. Data on single agent abexinostat in NHL was presented as a poster at ASH. Further analysis of these trials and any updates may be released by Servier.
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

Clinical development costs are a significant component of Research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine our estimates through discussions with internal clinical personnel and outside service providers as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services.
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
The fair value of each stock option is estimated using the Black Scholes option-pricing model. Expected volatility is based on historical volatility data of our stock. The expected term of stock options granted represents the period of time that stock options are expected to be outstanding.  We generally do not expect substantially different exercise or post-vesting termination behavior among our employee or non-employee population. As such, for the majority of stock options granted and our Employee Stock Purchase Plan, we generally calculate and apply an overall expected term assumption based on historical data. In certain cases, we use a shorter expected term for performance-based stock options based on a combination of historical data and management's estimates of the period of time that options will be outstanding. The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the our options.
Options vest upon the passage of time or a combination of time and the achievement of certain performance obligations.  The Compensation Committee of the Board of Directors will determine if the performance conditions have been met.  Share-based compensation expense for the options with performance obligations is recorded when the company believes that the vesting of these options is probable.
Income Taxes
We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provisions for income taxes. We use the liability method of accounting for income taxes, whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income.
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2012, we had a full valuation allowance against all of our deferred tax assets.
We apply the provisions of FASB's guidance on accounting for uncertainty in income taxes. We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and the tax benefit to be recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.
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

Financial Data for the Six Months Ended December 31, 2012 and Unaudited Financial Data for the Six Months ended December 31, 2011
Revenue (in thousands):

	Six Months Ended
	December 31,
	2012	2011
License and milestone revenue	$155,000	$77,605
Collaboration services revenue	5,658	335
Total revenue	$160,658	$77,940
In December 2011, we entered into a worldwide collaboration and license agreement with Janssen which provided for a $150,000,000 non-refundable upfront payment upon execution (see Note 4 to the consolidated financial statements). The revenue related to the upfront payment was allocated $70,605,000 to the licenses, $14,982,000 to the committee services and $64,413,000 to the development services.
Total revenue increased $82,718,000 for the six months ended December 31, 2012 compared to the six months ended December 31, 2011 primarily due to a $150,000,000 increase in milestone revenue due to our achievement of three development milestones under our collaboration and license agreement with Janssen and $5,000,000 of license revenue recognized under our license agreement with Novo Nordisk A/S during the during the six months ended December 31, 2012. These increases were partially offset by a decrease in license revenue due to the recognition of $70,605,000 of license revenue for the upfront payment under the Janssen agreement in the prior year and a $7,000,000 decrease in collaboration services revenue recognized under our collaboration and license agreement with Servier.
Total revenue recognized under the collaboration and license agreement with Janssen was $154,878,000 for the six months ended December 31, 2012 compared to $70,785,000 for the six months ended December 31, 2011. The increase in revenue recognized under the Janssen agreement for the six months ended December 31, 2012 was primarily due to a $150,000,000 increase in milestone revenue due to our achievement of three development milestones during the period, partially offset by a $70,605,000 decrease in license revenue due to the recognition of $70,605,000 of the non-refundable upfront payment that was allocated to license revenue in the prior year period. For the six months ended December 31, 2012, total collaboration services revenue related to the Janssen agreement was comprised of $441,000 amortization of committee services and $4,437,000 of amortization of development services. As of December 31, 2012, approximately $70,500,000 was included in deferred revenue related to the committee and development services under the agreement with Janssen, of which $62,562,000 was included in deferred revenue non-current. At inception, the $14,982,000 and $64,413,000 allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively.
For the six months ended December 31, 2012, total revenue recognized under the collaboration and license agreement with Servier was $93,000 compared to $7,000,000 for the six months ended December 31, 2011. In April 2011, we received a $7,000,000 advance development milestone payment from Servier. In October 2011, the related milestone was reached and we recognized the $7,000,000 as revenue in the six months ended December 31, 2011.
For the six months ended December 31, 2012, we recognized $5,000,000 of license revenue related to our license agreement with Novo Nordisk A/S ("Novo Nordisk"). Under the terms of the agreement, Novo Nordisk acquired the exclusive worldwide rights for our small molecule Factor VIIa inhibitor, PCI-27483, in a restricted disease indication outside of oncology. The agreement with Novo Nordisk included a $5,000,000 upfront payment. The $5,000,000 upfront payment was for the license delivered by us to Novo Nordisk and we have no additional obligation related to the delivery of the license. Accordingly, we recognized the $5,000,000 upfront payment as license revenue during the six months ended December 31, 2012.

Research and Development Expenses (in thousands):

	Six Months Ended		Percent
	December 31,		Change
	2012	2011
Research and development	$46,639	$23,324	100%
Less: Excess Amounts related to Research and development	(17,306)	—	—%
Research and development, net	$29,333	$23,324	26%
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
Direct costs by program and indirect costs were as follows (in thousands):

				Related R&D Expenses
				Six Months Ended December 31,
Product	Description	Phase of Development	Estimated Completion of Phase	2012	2011
BTK Inhibitors	Cancer/autoimmune	Phase I/II/III	Unknown	$17,552	$15,125
HDAC Inhibitors	Cancer/autoimmune	Phase I/II	Unknown	1,032	553
Factor VIIa Inhibitor	Cancer	Phase II	Unknown	778	1,197
	Total direct costs			19,362	16,875
	Indirect costs			9,971	6,449
	Total research and development costs			$29,333	$23,324

Research and development expenses increased $6,009,000 or 26%, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011.
BTK program costs increased $2,427,000, or 16%, driven by increased clinical trial activity. Increases included $17,573,000 in outside clinical trial costs, $7,900,000 in drug-related costs, a $7,122,000 increase in personnel costs and a $2,524,000 increase in outside service and consulting costs. These increases in BTK program costs were partially offset by a $33,592,000 increase in the reduction to research and development costs related to the collaboration agreement with Janssen. Under the Agreement, the reduction to Research and development expenses attributable to the cost-sharing arrangement with Janssen increased by $16,286,000 for the six months ended December 31, 2012 compared to the six months ended December 31, 2011. In addition, in connection with the Agreement, our share of costs incurred for the calendar year ended December 31, 2012 exceeded the annual cap of $50,000,000. The Agreement provides that any costs in excess of $50,000,000 for a calendar year (the “Excess Amounts”) are funded by Janssen. We account for Excess Amounts as a reduction to expenses. For the six months ended December 31, 2012, Excess Amounts of $17,306,000 were recorded as a reduction to Research and development expense, compared to $0 for the six months ended December 31, 2011 (see Note 4 to the consolidated financial statements).

HDAC program costs increased $479,000, or 87%. Increases included a $222,000 increase in personnel costs, a $178,000 increase in outside service and consulting costs and a $110,000 increase in drug-related costs.
Factor VIIa program costs decreased by $419,000, or 35%. Decreases included a $240,000 decrease in drug-related costs and a $187,000 decrease in clinical trial costs.
Indirect costs increased $3,522,000, or 55%. Increases included a $2,118,000 increase in share-based compensation expense, a $533,000 increase in travel and related costs, a $322,000 increase in depreciation expense and a $162,000 increase in outside service and consulting costs.
Average research and development headcount was 146 for the six months ended December 31, 2012 compared to 81 for the six months ended December 31, 2011. In the near term, we expect to hire additional research and development employees, as well as incur costs under our collaboration agreements as we continue to invest in the development of our products (See Note 4 to the consolidated financial statements). Accordingly, we expect that our research and development expenses will continue to increase.
General and Administrative Expenses (in thousands):

	Six Months Ended		Percent
	December 31,		Change
	2012	2011
General and administrative expenses	$12,093	$7,294	66%
Less: Excess Amounts related to General and administrative	(819)	—	—%
General and administrative, net	$11,274	$7,294	55%
General and administrative costs increased by 55% or $3,980,000 in the six months ended December 31, 2012, compared to the six months ended December 31, 2011 primarily due to a $1,789,000 increase in payroll and related expenses, a $779,000 increase in share-based compensation expense, a $443,000 increase in outside service and consulting expenses, a $425,000 increase in recruiting and related expenses, a $370,000 increase in marketing and related expenses, a $247,000 increase in cost sharing expenses under the Agreement with Janssen, a $206,000 increase in travel expenses and a $202,000 increase in insurance expenses. In addition, in connection with the Agreement with Janssen, our share of costs incurred for the calendar year ended December 31, 2012 exceeded the annual cap of $50,000,000. The agreement provides that any costs in excess of $50,000,000 for a calendar year (the “Excess Amounts”) are funded by Janssen. We account for Excess Amounts as a reduction to expenses. For the six months ended December 31, 2012, Excess Amounts of $819,000 were recorded as a reduction to General and administrative expense, compared to $0 for the six months ended December 31, 2011 (see Note 4 to the consolidated financial statements).
Average General and administrative headcount was 41 for the six months ended December 31, 2012 compared to 16 for the six months ended December 31, 2011. In the near term, we expect to hire additional General and administrative employees, as well as incur costs under our collaboration agreements as we continue to invest in the development of our products (See Note 4 to the consolidated financial statements). Accordingly, we expect that our General and administrative expenses will continue to increase.
Interest Income and Other income (expense), net (in thousands):

	Six Months Ended		Percent
	December 31,		Change
	2012	2011
Interest income	$137	$68	101%
Interest income increased by 101% or $69,000 in the six months ended December 31, 2012, compared to the six months ended December 31, 2011 primarily due to higher interest income on investments.

	Six Months Ended		Percent
	December 31,		Change
	2012	2011
Interest expense	$—	$—	—%
Other expense	(8)	(24)	(67)%
Other income (expense), net	$(8)	$(24)	(67)%
Other expense, net, increased by 67% or $16,000 in the six months ended December 31, 2012, compared to the six months ended December 31, 2011 primarily due to a decrease in a loss on disposal of equipment.
Income Taxes (in thousands):

	Six Months Ended		Percent
	December 31,		Change
	2012	2011
Income tax (provision) benefit	$(2,647)	$(5,651)	(53)%
For the six months ended December 31, 2012, we recorded income tax expense of $2,647,000 that represents an estimated annual effective tax rate of 2.2%. The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to the use of federal net operating loss carryovers that are not subject to any use limitations and the benefit from foreign tax provided at less than the U.S. statutory rate. The tax expense for this period is primarily related to the federal and state alternative minimum taxes. The 53% decrease in the tax provision between the six months ended December 31, 2012 and six months ended December 31, 2011 is attributable to tax deductions that reduce the amount of the federal alternative minimum tax otherwise due.
For the six months ended December 31, 2011, we recorded income tax expense of $5,651,000 that represents an estimated annual effective tax rate of approximately 12%. The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to the use of federal net operating loss carryovers that are not subject to any use limitations and the benefit from foreign tax provided at less than the U.S. statutory rate. The tax expense for this period is primarily related to the federal and state alternative minimum taxes.
In the first quarter of 2013, the American Taxpayer Relief Act of 2012 was signed into law that reinstated the U.S. federal R&D tax credit retroactive to January 1, 2012.  Because the law's effective enactment date is 2013, the impact to the Company of the reinstated credit were not recognized in 2012.  The additional credits that will be reported within the 2013 financial statements will have no impact on operations due to the existence of a full valuation allowance on all deferred tax assets.
Liquidity and Capital Resources
Cash and cash equivalents at December 31, 2012 and 2011 were as follows (in thousands):

	December 31,	December 31,
	2012	2011
Cash and cash equivalents	$307,433	$230,214
Our principal sources of working capital have been private and public equity financings as well as proceeds from collaborative research and development agreements and interest income.
Our primary cash inflows and outflows for the six months ended December 31, 2012 and 2011 were as follows (in thousands):

	Six Months Ended
	December 31,
	2012	2011
Net cash flow provided by (used in):
Operating activities	$110,694	$123,904
Investing activities	(6,386)	13,063
Financing activities	5,229	5,490
Net increase (decrease) in cash and cash equivalents	$109,537	$142,457
Net cash provided by operating activities of $110,694,000 for the six months ended December 31, 2012 resulted primarily from our net income of $117,533,000. Included in net income for the six months ended December 31, 2012 was $150,000,000 of license and milestone revenue recognized under our collaboration and license agreement due to our achievement of three development milestones during the period. Non-cash items including share-based compensation, depreciation and amortization and the loss on disposal of property and equipment resulted in a net increase of $8,040,000. The significant items in the change in operating assets and liabilities include a $20,773,000 increase in accounts receivable, a $8,052,000 net increase in accounts payable and accrued liabilities, a $4,677,000 decrease in deferred revenue and a $1,389,000 increase in income taxes payable. The increase in accounts receivable was attributed to an increase in amounts owed to us by Janssen under the collaboration agreement. The net increase in accounts payable and accrued liabilities was primarily due to increased costs related to our clinical trials activities and higher accrued payroll due to increased headcount. The decrease in deferred revenue was due to the recognition of collaboration services revenue primarily related to the Janssen agreement. The increase in income taxes payable was primarily due to the increase in pre-tax income for the period.
Net cash provided by operating activities was $123,904,000 during the six months ended December 31, 2011, an increase of $137,153,000 from the $13,249,000 cash used in operating operating activities during the six months ended December 31, 2010. The increase resulted primarily from net income of $41,715,000 as compared to the net loss of $15,022,000 from the six months ended December 31, 2010, after adjusting for an increase of $430,000 in stock compensation expense, and the increases in accounts receivables of $1,266,000, $5,651,000 in income taxes payable and $75,946,000 in deferred revenue in the 2011 period, primarily related to the Janssen agreement.
Net cash used in investing activities of $6,386,000 for the six months ended December 31, 2012 consisted of $5,645,000 used for purchases of marketable securities and $2,421,000 used for the purchase of property and equipment, partially offset by $1,680,000 of proceeds from maturities of marketable securities. Net cash provided by investing activities of $13,063,000 for the six months ended December 31, 2011 consisted primarily of the net effect of purchases and maturities of marketable securities.
Net cash provided by financing activities of $5,229,000 for the six months ended December 31, 2012 was from proceeds from the exercise of stock options and the sale of stock under our employee stock purchase plan. Net cash provided by financing activities of $5,490,000 for the six months ended December 31, 2011 resulted primarily from the exercise of stock options and the sale of stock under our employee stock purchase plan.
In December 2011, we received a $150,000,000 upfront payment from our collaboration and license agreement with Janssen. The collaboration and license agreement provided us with the potential to receive future milestone payments of up to $825,000,000. We received $150,000,000 from Janssen related to development milestones during the six months ended December 31, 2012 due to our achievement of three development milestones. We may receive up to an additional $675,000,000 in development and regulatory milestone payments; for total potential upfront and milestone payments of $975,000,000. However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved (See Note 4 to the consolidated financial statements for additional information).
During the six months ended December 31, 2012, we entered into a license agreement ("Novo Agreement") with Novo Nordisk A/S (see Note 4 to the consolidated financial statements). Under the terms of the Novo Agreement, Novo Nordisk acquired the exclusive worldwide rights for our small molecule Factor VIIa inhibitor, PCI-27483, in a restricted disease indication outside of oncology. Novo Nordisk will utilize PCI-27483 as an excipient in a product within Novo Nordisk's biopharmaceutical unit. Novo Nordisk is solely responsible for all further research and development activities within the restricted disease indication outside of oncology. In connection with entering into the Novo Agreement, we received an upfront payment of $5,000,000 in October 2012. The $5,000,000 upfront payment was for the license delivered by us to Novo Nordisk and we have no additional obligation related to the delivery of the license. Accordingly, we recognized the $5,000,000 upfront payment as license revenue during the six months ended December 31, 2012. In addition to the upfront payment received, we may receive up to $55,000,000 based on the achievement of certain development, regulatory and sales milestones. Upon commercialization, we will also receive low single digit tiered royalties on Novo Nordisk net sales of biopharmaceutical formulations utilizing the addition of PCI-27483.
In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as approximately $97,000,000, although we currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to our HDAC inhibitor program and approximately one-third relates to our Factor VIIa inhibitor program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. There were no milestone payments triggered either during the six months ended December 31, 2012 or for the years ended June 30, 2012, 2011 and 2010 related to our HDAC inhibitor or Factor VIIa programs. In addition to the milestone payments, Celera will be entitled to single-digit royalty payments based on annual sales of drugs commercialized from our HDAC inhibitor, Factor VIIa inhibitor and certain BTK inhibitor programs including ibrutinib.
For any BTK inhibitor product or Factor VIIa inhibitor product obtained from Celera, the agreement with Celera expires on a product-by-product and country-by-country basis. The term of the agreement for a given BTK inhibitor product shall expire in a given country upon the expiration of the last-to-expire Celera patent assigned to us that covers the manufacture, use, sale, offer for sale, or importation of such product in such country. For any HDAC inhibitor product obtained from Celera, the agreement with Celera expires on a product-by-product and country-by-country basis. The term of the agreement for a given HDAC inhibitor product shall expire in a given country upon the expiration of the last-to-expire Celera patent assigned to us that covers the sale of such product in such country.
We may terminate the agreement with Celera in its entirety, or with respect to one or more of the three classes of products (BTK inhibitor products, HDAC inhibitor products and Factor VIIa inhibitor products) obtained from Celera, at any time by giving Celera at least 60 days' prior written notice. If we terminate the agreement with respect to a particular class of products, ownership of the Celera intellectual property assigned to us relating to the products in the terminated product class will revert to Celera. If we terminate the agreement in its entirety, ownership of all of the Celera intellectual property assigned to us will revert to Celera.
The agreement with Celera may be terminated effective immediately upon a party's written notice to the other party for a breach by the other party that remains uncured for 90 days after notice of the breach is given to the breaching party. If we breach the agreement only with respect to one or two of the three classes of products obtained from Celera, but not with respect to all three classes of products, and if our breach remains uncured for 90 days after we have received notice of breach from Celera, Celera may terminate the agreement solely with respect to the class or classes of products affected by our breach, but may not terminate the agreement with respect to the class or classes of products unaffected by our breach.
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
Contractual Obligations
The following table summarizes our primary non-cancelable contractual obligations as of December 31, 2012 (in thousands):

	Payments due by period
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Operating lease obligations	$9,331	$1,413	$1,526	$1,579	$1,750	$1,453	$1,610
Purchase commitments (1)	2,326	2,326	—	—	—	—	—
Total	$11,657	$3,739	$1,526	$1,579	$1,750	$1,453	$1,610

(1)	Purchase commitments primarily consist of non-cancelable orders to purchase drug manufacturing equipment and estimated contract termination costs.
In October 2012, we entered into an agreement to lease an additional 20,400 square feet of office space in a property adjacent to our existing corporate offices in Sunnyvale, California under an operating lease that expires in February 2023. The lease agreement entered into in October 2012 includes an option to extend the term for an additional 5 years.
Our collaboration and license agreement with Janssen includes a cost sharing arrangement for certain development activities. Except in certain cases, in general Janssen is responsible for approximately 60% of collaboration costs and we are responsible for the remaining 40% of collaboration costs (See Note 4 to the consolidated financial statements). In addition, the collaboration and license agreement with Janssen provides us with a $50,000,000 annual cap of our share of collaboration costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement and any amounts in excess of the annual cap ("Excess Amounts") are funded by Janssen. Janssen may recoup the Excess Amounts, together with interest from our share of pre-tax profits (if any) in calendar quarters subsequent to our third profitable calendar quarter until the Excess Amounts and applicable interest has been fully repaid (see Note 4 to the consolidated financial statements). As of December 31, 2012, total Excess Amounts associated with the Janssen agreement were $18,125,000. Our potential future commitments under the Janssen collaboration and license agreement, including Excess Amounts, are excluded from the above table because we cannot reasonably predict the amount and timing of such payments to Janssen as the payments are contingent upon future events.
In addition, we have entered into various agreements and purchase orders related to our clinical trials and general operations which have been excluded from the above table because they are cancellable prior to the date of delivery.
In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as approximately $97,000,000, although we currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to our HDAC inhibitor program and approximately one-third relates to our Factor VIIa inhibitor program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. There were no milestone payments triggered either during the six months ended December 31, 2012 or for the years ended June 30, 2012, 2011 and 2010 related to our HDAC inhibitor or Factor VIIa inhibitor programs. In addition to the milestone payments, Celera will be entitled to single-digit royalty payments based on annual sales of drugs commercialized from our HDAC inhibitor, Factor VIIa inhibitor and certain BTK inhibitor programs including ibrutinib.
Financial Data for Fiscal Years Ended June 30, 2012, 2011 and 2010

Revenue (in thousands):

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
The collaboration and license agreement required us to enter into an agreement to supply drug product for Servier’s use in clinical trials. As the supply agreement was considered part of the arrangement we deferred recognition of all revenue under the Servier collaboration agreement until the supply agreement was completed and executed in our fiscal year 2010 second quarter. Of the total revenue for the year ended June 30, 2010, $6,645,000 represents amortization of the $11,000,000 upfront payment from Servier received in April 2009. Included in the Servier revenue recognized in fiscal year 2010 was $1,211,000, which represents the pro rata portion of revenue attributable to the period from April 2009 (i.e., the signing of the collaboration agreement) to June 30, 2009, had the supply agreement been completed in April 2009. The remaining fiscal year 2010 revenue of $2,662,000 represents the pro-rata completion of services attributable to payments of $4,406,000 from Servier associated with research payments, our supply commitment and reimbursements of patent expenses.
Research and Development Expenses (in thousands):

	Year Ended		Year Ended		Year Ended
	June 30,		June 30,		June 30,
	2012	Change	2011	Change	2010
Research and development expenses	$54,537	58%	$34,482	99%	$17,358
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

•	Indirect costs increased $2,666,000, or 46%, primarily due to an increase of $3,309,000 in share-based compensation costs, partially offset by lower other indirect personnel-related costs.

General and Administrative Expenses (in thousands):

	Year Ended		Year Ended		Year Ended
	June 30,		June 30,		June 30,
	2012	Change	2011	Change	2010
General and administrative expenses	$15,575	71%	$9,125	21%	$7,561
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
Interest and Other Income (Expense), Net (in thousands):

	Year Ended		Year Ended		Year Ended
	June 30,		June 30,		June 30,
	2012	Change	2011	Change	2010
Interest income	$178	5%	$169	109%	$81
Interest expense	—	—%	—	—%	(43)
Other, net	(31)	(1,650)%	2	—%	—
Interest and other income (expense), net	$147		$171		$38
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
Income Taxes (in thousands):

	Year Ended		Year Ended		Year Ended
	June 30,		June 30,		June 30,
	2012	Change	2011	Change	2010
Income tax (provision) benefit	$(39)	(100)%	$—	(100)%	$550
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
Off-Balance Sheet Arrangements
None.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we generally maintain investments at an average maturity of less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2012 and 2011, would have potentially declined by approximately $37,000 and $14,000, respectively.
The table below presents the fair value of our marketable securities at December 31, 2012 and weighted-average interest rates by year of stated maturity for our investment portfolio (in thousands, except interest rates):

Matures in Fiscal Year 2013
Marketable Securities	$9,681
Weighted-average interest rate	0.32%
Foreign Currency Risk
All of our revenues and the majority of our expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. We conduct some transactions in foreign currencies, primarily related to ex-U.S. clinical trial activities, and we expect to continue to do so. We have not entered into any agreements or transactions to hedge the risk associated with potential fluctuations in currencies; accordingly, we are subject to foreign currency exchange risk related to these ex-U.S. clinical trial activities. While we may enter into hedge or other agreements in the future to actively manage this risk, we do not believe this risk is material to our financial statements.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Pharmacyclics, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Pharmacyclics, Inc. and its subsidiaries (the "Company") at December 31, 2012, June 30, 2012 and 2011, and the results of their operations and their cash flows for the six months in the period ended December 31, 2012 and each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express opinions on these financial statements, financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 26, 2013

PHARMACYCLICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

		As of June 30,
	As of December 31, 2012	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$307,433	$197,896	$87,757
Marketable securities	9,681	5,711	24,572
Accounts receivable	26,697	5,924	47
Prepaid expenses and other current assets	2,681	3,864	2,320
Total current assets	346,492	213,395	114,696
Property and equipment, net	6,403	3,842	1,312
Other assets	2,234	1,883	344
Total assets	$355,129	$219,120	$116,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,607	$2,644	$854
Accrued liabilities	15,122	8,288	6,414
Income tax payable	1,389	—	—
Deferred revenue	8,139	8,054	7,000
Total current liabilities	29,257	18,986	14,268
Deferred revenue – non-current portion	62,562	67,324	—
Deferred rent	784	687	410
Total liabilities	92,603	86,997	14,678
Commitments and contingencies (Notes 4 and 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2012 and June 30, 2012, respectively; 100,000,000 shares authorized at June 30, 2011; and 70,216,386, 69,317,657 and 67,915,865 shares issued and outstanding at December 31, 2012, June 30, 2012 and June 30, 2011, respectively	7	7	7
Additional paid-in capital	546,129	533,264	514,813
Accumulated other comprehensive loss	(4)	(9)	(21)
Accumulated deficit	(283,606)	(401,139)	(413,125)
Total stockholders’ equity	262,526	132,123	101,674
Total liabilities and stockholders’ equity	$355,129	$219,120	$116,352

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Six Months Ended December 31,	Years Ended June 30,
	2012	2012	2011	2010
Revenue:
License and milestone revenue	$155,000	$77,605	$4,355	$6,645
Collaboration services revenue	5,658	4,385	3,878	2,662
Total revenue	160,658	81,990	8,233	9,307
Operating expenses:
Research and development	46,639	54,537	34,482	17,358
Less: Excess Amounts related to Research and development (See Note 4)	(17,306)	—	—	—
Research and development, net	29,333	54,537	34,482	17,358
General and administrative	12,093	15,575	9,125	7,561
Less: Excess Amounts related to General and administrative (See Note 4)	(819)	—	—	—
General and administrative, net	11,274	15,575	9,125	7,561
Total operating expenses	40,607	70,112	43,607	24,919
Income (loss) from operations	120,051	11,878	(35,374)	(15,612)
Interest income	137	178	169	81
Other income (expense), net	(8)	(31)	2	(43)
Income (loss) before income taxes	120,180	12,025	(35,203)	(15,574)
Income tax (provision) benefit	(2,647)	(39)	—	550
Net income (loss)	$117,533	$11,986	$(35,203)	$(15,024)
Net income (loss) per share:
Basic	$1.69	$0.17	$(0.59)	$(0.31)
Diluted	$1.58	$0.17	$(0.59)	$(0.31)
Weighted average shares used to compute
net income (loss) per share:
Basic	69,676	68,728	59,973	48,344
Diluted	74,408	72,617	59,973	48,344

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

		Year Ended June 30,
	Six Months Ended December 31, 2012	2012	2011	2010
Comprehensive income (loss), net of taxes
Net income (loss)	$117,533	$11,986	$(35,203)	$(15,024)
Change in unrealized gain (loss) on marketable securities	5	12	(15)	(7)
Comprehensive income (loss)	$117,538	$11,998	$(35,218)	$(15,031)

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at June 30, 2009	27,539,378	$3	$361,153	$1	$(362,898)	$(1,741)
Issuance of common stock in a rights offering at $1.28 per share for cash and settlement of related party note in the amount of $6,100, net of issuance costs	22,500,000	2	27,804	—	—	27,806
Issuance of common stock in a registered direct offering for cash at $6.51 per share, net of issuance costs	8,054,968	1	50,792	—	—	50,793
Issuance of common stock upon exercise of stock options and purchase rights at an average price of $1.58 per share	1,105,060	—	1,744	—	—	1,744
Share-based compensation expense	—	—	3,190	—	—	3,190
Change in unrealized gain (loss) on marketable securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(15,024)	(15,024)
Balance at June 30, 2010	59,199,406	6	444,683	(6)	(377,922)	66,761
Issuance of common stock in a registered direct offering for cash at $8.85 per share, net of issuance costs	6,448,829	1	56,039	—	—	56,040
Issuance of common stock upon exercise of stock options and purchase rights at an average price of $2.77 per share	2,267,630	—	6,273	—	—	6,273
Share-based compensation expense	—	—	7,818	—	—	7,818
Change in unrealized gain (loss) on marketable securities	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(35,203)	(35,203)
Balance at June 30, 2011	67,915,865	7	514,813	(21)	(413,125)	101,674
Issuance of common stock upon exercise of stock options and purchase rights at an average price of $6.12 per share	1,401,792	—	8,578	—	—	8,578
Share-based compensation expense	—	—	9,873	—	—	9,873
Change in unrealized gain (loss) on marketable securities	—	—	—	12	—	12
Net income	—	—	—	—	11,986	11,986
Balance at June 30, 2012	69,317,657	7	533,264	(9)	(401,139)	132,123
Issuance of common stock upon exercise of stock options and purchase rights at an average price of $6.04 per share	898,729	—	5,429	—	—	5,429
Share-based compensation expense	—	—	7,436	—	—	7,436
Change in unrealized gain (loss) on marketable securities	—	—	—	5	—	5
Net income	—	—	—	—	117,533	117,533
Balance at December 31, 2012	70,216,386	$7	$546,129	$(4)	$(283,606)	$262,526

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Year Ended
	Six Months Ended December 31, 2012	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$117,533	$11,986	$(35,203)	$(15,024)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	595	563	292	235
Amortization of premium on marketable securities, net	—	89	874	421
Amortization of debt discount	—	—	—	21
Gain on sale of marketable securities	—	—	(7)	—
Share-based compensation expense	7,436	9,873	7,818	3,190
Loss on property and equipment	9	25	5	—
Changes in assets and liabilities:
Accounts receivable	(20,773)	(5,877)	147	434
Prepaid expenses and other assets	1,033	(3,307)	(257)	(1,141)
Accounts payable	1,557	2,206	(97)	291
Accrued liabilities	6,495	1,874	2,896	1,651
Income taxes payable	1,389	—	—	—
Deferred revenue	(4,677)	68,378	901	(5,529)
Deferred rent	97	277	360	(17)
Net cash provided by (used in) operating activities	110,694	86,087	(22,271)	(15,468)
Cash flows from investing activities:
Purchase of property and equipment	(2,421)	(2,975)	(1,150)	(224)
Purchase of marketable securities	(5,645)	(5,720)	(77,962)	(36,595)
Proceeds from sales of marketable securities	—	—	28,905	—
Proceeds from maturities of marketable securities	1,680	24,504	46,553	15,009
Net cash (used in) provided by investing activities	(6,386)	15,809	(3,654)	(21,810)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	(559)	56,599	72,513
Proceeds from exercise of stock options and stock purchase rights	5,229	8,802	5,884	1,744
Repayment of notes payable	—	—	—	(314)
Net cash provided by financing activities	5,229	8,243	62,483	73,943
Increase in cash and cash equivalents	109,537	110,139	36,558	36,665
Cash and cash equivalents at beginning of period	197,896	87,757	51,199	14,534
Cash and cash equivalents at end of period	$307,433	$197,896	$87,757	$51,199
Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—	$91
Cash paid for income taxes	980	310	—	—
Supplemental disclosure of non-cash investing and financing activities:
Accrued stock issuance costs	—	—	559	—
Receivable for stock option exercises	368	167	389	—
Settlement of related party notes payable by issuance of common stock	—	—	—	6,086
Property and equipment purchases included in accounts payable and accrued liabilities	883	143	—	—

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Company and Basis of Presentation
Change in Fiscal Year End
On November 14, 2012, the Board of Directors approved a change in the fiscal year end from June 30 to December 31, effective December 31, 2012. All references to "fiscal years", unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2012, ended on June 30, and beginning on December 31, 2012, ends on December 31, of each year.
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
The Company was in the development stage at June 30, 2011, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.” During the year ended June 30, 2012, the Company exited the development stage with the signing of the first significant collaboration with Janssen Biotech, Inc and its affiliates (“Janssen”) (See Note 4), from which the Company received its first significant revenue from principal operations, reflective that the Company is no longer in the development stage.
Based upon the current status of its product development and plans, the Company believes that the existing cash, cash equivalents and marketable securities will be adequate to satisfy the Company's capital needs through at least the next twelve months. However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with the Company's General and administrative expenses, are expected to result in significant operating expenditures until the commercialization of the Company's products, or partner collaborations, generate sufficient revenue to cover expenses. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. While during the six months ended December 31, 2012, the Company had net income of $117,533,000, the Company has not generated any commercial revenue from sales of its products. The Company's sustaining profitability depends upon its ability, alone or with others, to successfully complete the development of its product candidates, and to obtain required regulatory approvals and to successfully manufacture and market its products.
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
Segment reporting
The Company operates in one segment, focused on the discovery and development of innovative small-molecule drugs for the treatment of cancer and immune-mediated diseases.
Reclassification

Certain amounts within the consolidated balance sheets for the prior periods have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position.
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
Cash and cash equivalents
All highly liquid investments purchased with an original maturity date of three months or less that are readily convertible into cash and have an insignificant interest rate risk are considered to be cash equivalents.
Marketable securities
The Company's marketable securities are classified as “available-for-sale”. The Company includes these investments in current assets and carry them at fair value.  Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss.  The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income.  Gains and losses on securities sold are recorded based on the specific identification method and are included in interest expense and other income (expense), net in the statement of operations.
Management assesses whether declines in the fair value of marketable securities are other than temporary.  If the decline is judged to be other than temporary, the cost basis of the individual security is written down to fair value and the amount of the write down is included in the statement of operations within other income (expense), net. In determining whether a decline is other than temporary, management considers various factors including the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.
Fair value measurements
The fair value of the Company's financial assets is determined by using three levels of input which are defined as follows:
Level 1 - Quoted prices in active markets for identical assets. At December 31, 2012, June 30, 2012 and June 30, 2011, the Company's Level 1 assets were comprised of money market funds.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets. The Company's short-term investments primarily utilize broker quotes in markets with infrequent transactions for valuation of these securities. At December 31, 2012 and June 30, 2012 , the Company's Level 2 assets were comprised of U.S. agency securities. At June 30, 2011, the Company's level 2 assets were comprised of U.S. agency securities and government agency securities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. At December 31, 2012, the Company did not hold any Level 3 assets.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets.
Fair value of financial instruments
Cash and cash equivalents and marketable securities are carried at fair value. Accounts receivable, accounts payable and accrued liabilities are valued at their carrying amounts, which approximate fair value due to their short-term nature.
Restricted investments
Under the Company's facilities lease agreement (see Note 10), the Company is required to maintain a $290,000 letter of credit as security for performance under the lease. The letter of credit is secured by a $290,000 certificate of deposit which is included in other assets at December 31, 2012, June 30, 2012 and June 30, 2011.
Concentration of credit risk and other risks and uncertainties
Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with high-credit quality financial institutions and invest in debt instruments of financial institutions, corporations and government entities with strong credit ratings. The Company's management believes it has established guidelines relative to credit quality, diversification and maturities that maintain safety and liquidity. As of December 31, 2012, the Company's accounts receivable balance of $26,697,000 was comprised primarily of $26,617,000 due from Janssen under the collaboration agreement (see Note 4). As of June 30, 2012, the Company's accounts receivable balance of $5,924,000 was comprised primarily of $5,799,000 due from Janssen under the collaboration agreement.
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
Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs which would materially and adversely affect its business, financial condition and operations.
Property and equipment
Property and equipment are stated at cost. Equipment is depreciated by the straight-line method over the estimated useful lives of the assets, generally 3 to 5 years. Furniture and fixtures are depreciated by the straight-line method over the estimated useful lives of the assets, generally 5 years. Leasehold improvements are generally amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Assets not yet placed in use are not depreciated.
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
Revenue recognition
The Company recognizes revenue when all four criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Determinations of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fees charged for deliverables and the collectability of those fees. Should changes in conditions cause management to determine that these criteria are not met for any new or modified transactions, revenue recognized could be adversely affected.
The Company's collaborations with multiple elements prior to July 1, 2010 were evaluated and divided into separate units of accounting if certain criteria were met, including whether the delivered element had stand-alone value and whether there was verifiable objective and reliable evidence (“VSOE”) of the fair value of the undelivered items. The consideration we received was combined and recognized as a single unit of accounting when criteria for separation were not met. Amounts received under such arrangements consisted of up-front collaboration payments, periodic milestone payments and payments for research activities. Up-front payments under agreements that included future performance requirements were recorded as deferred revenue and were recognized over the performance period. The performance period was estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. Revenues related to substantive, at-risk collaboration milestones are recognized upon achievement of the event specified in the underlying agreement. Revenues for research activities are recognized as the related research efforts are performed.
The Company recognizes revenue related to collaboration and license arrangements in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605-25, “Revenue Recognition – Multiple-Element Arrangements,” or ASC Topic 605-25. Additionally, we adopted, effective July 1, 2010, Accounting Standards Update, or ASU, No. 2009-13, “Multiple Deliverable Revenue Arrangements,” or ASU 2009-13, which amended ASC Topic 605-25 and:
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
The Company evaluates all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to the separate units of accounting based on their relative selling prices. The Company may exercise significant judgment in determining whether a deliverable is a separate unit of accounting, as well as in estimating the selling prices of such unit of accounting.
To determine the selling price of a separate deliverable, the Company uses the hierarchy as prescribed in ASC Topic 605-25 based on VSOE, TPE or BESP. VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. TPE is determined based on third party evidence for a similar deliverable when sold separately and BESP is the price at which the Company would transact a sale if the elements of collaboration and license arrangements were sold on a stand-alone basis. The Company may not be able to establish VSOE or TPE for the deliverables within collaboration and license arrangements, as the Company does not have a history of entering into such arrangements or selling the individual deliverables within such arrangements separately. In addition, there may be significant differentiation in these arrangements, which indicates that comparable third party pricing may not be available. The Company may determine that the selling price for the deliverables within collaboration and license arrangements should be determined using BESP. The process for determining BESP involves significant judgment on the Company's part and includes consideration of multiple factors such as estimated direct expenses and other costs, and available data.
For collaborations entered into after July 1, 2010, the Company has determined BESP for license units of accounting based on market conditions, similar arrangements entered into by third parties and entity-specific factors such as the terms of previous collaborative agreements, our pricing practices and pricing objectives, the likelihood that clinical trials will be successful, the likelihood that regulatory approval will be received and that the products will become commercialized. The Company has also determined BESP for services-related deliverables based on the nature of the services to be performed and estimates of the associated effort as well as estimated market rates for similar services.
For each unit of accounting identified within an arrangement, the Company determines the period over which the performance obligation occurs. Revenue is then recognized using either a proportional performance or straight-line method. The Company recognizes revenue using the proportional performance method when the level of effort to complete our performance obligations under an arrangement can be reasonably estimated. Direct labor hours or full time equivalents are typically used as the measurement of performance.

Effective July 1, 2010, the Company adopted ASU No. 2010-17, “Milestone Method of Revenue Recognition,” or ASU 2010-17, which provides guidance on revenue recognition using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in the period in which the milestone is achieved. The determination that a milestone is substantive is subject to considerable judgment.
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
Clinical development costs are a significant component of research and development expenses. The Company has a history of contracting with third parties that perform various clinical trial activities on its behalf in the ongoing development of its product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. The Company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines its estimates through discussions with internal clinical personnel and outside service providers as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services.
The Company's worldwide collaboration and license agreement with Janssen (the "Agreement") includes a cost sharing arrangement for certain collaboration activities. Except in certain cases, in general Janssen is responsible for approximately 60% of collaboration costs and the Company is responsible for the remaining 40% of collaboration costs. Further, the Agreement provides us with a $50,000,000 annual cap of our share of collaboration costs and pre-tax commercialization profits/losses for each calendar year until after the third profitable calendar quarter for the product and any amounts in excess of the annual cap ("Excess Amounts") are funded by Janssen. Under the Agreement, total Excess Amounts plus interest may not exceed $225,000,000.
The Company's policy is to account for cost-sharing payments to Janssen related to development services as a component of research and development expense and reimbursements for development services under the cost-sharing arrangement as an offset to research and development expense, upon delivery of the related services when expenses have been incurred and reimbursements have been earned. During the six months ended December 31, 2012, the Company recognized Excess Amounts related to development services as a reduction to research and development expenses. The Company has recognized the Excess Amounts as a reduction to operating expenses in the current year as the Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product (see Note 4).
The Company has purchased quantities of drug substances that are expected to be used in the future to support its clinical development. Until the commercial viability of such products has been demonstrated and the necessary regulatory approvals received, the Company will continue to charge all such amounts to research and development expense.
General and administrative
The Company expenses the cost of general and administrative activities as incurred. General and administrative expenses consist primarily of personnel and facility-related expenses, outside contracted services and other costs not associated with the research and development activities of the Company. In connection with the Agreement, certain collaboration costs are classified within General and administrative expenses on the consolidated statement of operations. These costs are generally split 50/50 with Janssen. Further, the portion of Excess Amounts related to certain collaboration costs is recorded as a reduction to general and administrative expenses (see Note 4).
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
The fair value of each stock option is estimated using the Black Scholes option-pricing model. Expected volatility is based on historical volatility data of the Company's stock. The expected term of stock options granted represents the period of time that stock options are expected to be outstanding.  The Company generally does not expect substantially different exercise or post-vesting termination behavior among its employee or non-employee population. As such, for the majority of stock options granted and the Company's Employee Stock Purchase Plan, the Company generally calculates and applies an overall expected term assumption based on historical data. In certain cases, the Company uses a shorter expected term for performance-based stock options based on a combination of historical data and management's estimates of the period of time that options will be outstanding. The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the the Company's options.
Options vest upon the passage of time or a combination of time and the achievement of certain performance obligations.  The Compensation Committee of the Board of Directors will determine if the performance conditions have been met.  Share-based compensation expense for the options with performance obligations is recorded when the Company believes that the vesting of these options is probable.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance in connection with disclosures about offsetting assets and liabilities. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. The Company does not expect this guidance to have a material effect on its consolidated financial statements.
In January 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company will adopt ASU 2013-02 for the quarter ending March 31, 2013. ASU 2013-02 affects financial statement disclosure only and will not affect the Company's results of operations or financial position.
Note 3 – Basic and Diluted Net Income (Loss) Per Share
The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Six Months Ended December 31,	Years Ended June 30,
	2012	2012	2011	2010
Numerator:
Net income (loss)	$117,533	$11,986	$(35,203)	$(15,024)
Denominator:
Weighted average common shares-basic	69,676	68,728	59,973	48,344
Effect of dilutive securities:
Employee stock options	4,607	3,781	—	—
Employee stock purchase plan	125	108	—	—
Weighted average common shares - diluted	74,408	72,617	59,973	48,344
Net income (loss) per share:
Basic	$1.69	$0.17	$(0.59)	$(0.31)
Diluted	$1.58	$0.17	$(0.59)	$(0.31)
Potentially dilutive securities excluded from net income (loss) per share - diluted because their effect is anti-dilutive	445	441	6,858	8,395

Note 4 — Collaboration and Other Agreements
For the six months ended December 31, 2012 and the fiscal years ended June 30, 2012, 2011, and 2010, the Company recognized revenue related to its collaboration and license arrangements as follows (in thousands):

	Six Months Ended December 31,	Years Ended June 30,
	2012	2012	2011	2010
Janssen	$154,878	$74,622	$—	$—
Les Laboratoires Servier (“Servier”)	93	7,157	8,228	9,307
Novo Nordisk A/S	5,631	—	—	—
Other	56	211	5	—
Total	$160,658	$81,990	$8,233	$9,307
Collaboration and License Agreement with Janssen Biotech, Inc.
In December 2011, the Company entered into a worldwide collaboration and license agreement with Janssen Biotech Inc. and its affiliates ("Janssen"), one of the Janssen Pharmaceutical Companies of Johnson & Johnson for the development and commercialization of ibrutinib (formerly known as PCI-32765), a novel, orally active, Bruton’s Tyrosine Kinase (“BTK”) inhibitor, and certain compounds structurally related to ibrutinib, for oncology and other indications, excluding all immune mediated diseases and inflammatory or conditions and all psychiatric or psychological diseases or conditions, in the U.S. and outside the U.S.
The collaboration provides Janssen with an exclusive license to exploit the underlying technology outside of the U.S. (the “License Territory”) and co-exclusively with Pharmacyclics in the U.S.
The collaboration has no fixed duration or expiration date and provided for payments by Janssen to the Company of a $150,000,000 non-refundable upfront payment upon execution, as well as potential future milestone payments of up to $825,000,000, based upon continued development progress ($250,000,000), regulatory progress ($225,000,000) and approval of the product in both the U.S. and the License Territory ($350,000,000). The Company earned $150,000,000 related to development milestones during the six months ended December 31, 2012, compared to $0 for the years ended June 30, 2012, 2011 and 2010, due to its achievement of three development milestones during the six months ended December 31, 2012.
The development, regulatory and approval milestones represents non-refundable amounts that would be paid by Janssen to the Company if certain milestones are achieved in the future. The Company has elected to apply the guidance in ASC 605-28 to the milestones. These milestones, if achieved, are substantive as they relate solely to past performance, are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of the Company's performance, which are reasonable relative to the other deliverables and terms of the arrangement, and are unrelated to the delivery of any further elements under the arrangement.
The agreement includes a cost sharing arrangement for associated collaboration activities. Except in certain cases, in general Janssen is responsible for approximately 60% of collaboration costs and the Company is responsible for the remaining 40% of collaboration costs. In general, costs associated with commercialization will be included in determining pre-tax profit or pre-tax loss, which are to be shared by the parties 50/50.
The collaboration with Janssen provides the Company with an annual cap of its share of collaboration costs and pre-tax commercialization profits/losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement. In the event that the Company's share of aggregate development costs in any given calendar year, together with any other amounts that become due from the Company, plus the Company's share of pre-tax loss (if any) for any calendar quarter in such calendar year, less the Company's share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the “Excess Amounts”) are funded by Janssen. Under the Agreement, total Excess Amounts plus interest may not exceed $225,000,000.
The Company's share of costs incurred under the collaboration with Janssen for the calendar year ended December 31, 2012 was $68,125,000. For the six months ended December 31, 2012, total amount associated with the Excess Amounts portion of the agreement was $18,125,000. The Company has recognized the Excess Amounts as a reduction to operating expenses in the current year as the Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product. For the six months ended December 31, 2012, Excess Amounts were accounted for as a reduction to operating expense as follows (in thousands):

	Six Months Ended December 31,	Years Ended June 30,
	2012	2012	2011	2010
Research and development	$17,306	$—	$—	$—
General and administrative	819	—	—	—
Total Excess Amounts	$18,125	$—	$—	$—
The total Excess Amounts plus interest may not exceed $225,000,000 at any given time.  Interest shall be accrued on the outstanding balance with interest calculated at the average annual European Interbank Offered Rate (“EURIBOR”) for the EURO or average annual London Interbank Offered Rate (“LIBOR”) for U.S. Dollars as reported in the Wall Street Journal, plus 2%, calculated on the number of days from the date on which the Company's payment would be due to Janssen. The interest rate on outstanding Excess Amounts shall not exceed 5% per annum, and shall not in the aggregate exceed an outstanding balance of $25,000,000.
In the event the Excess Amounts plus interest reaches a maximum of $225,000,000, the Company shall be responsible for its share of development costs, together with any other amounts that become due from the Company, plus its share of any pre-tax loss beyond such maximum. For all calendar quarters following the Company's third profitable calendar quarter, as determined in the agreement, the Company can no longer add to Excess Amounts and shall be responsible for its own share of development costs along with its share of pre-tax losses incurred in such quarters. Janssen may recoup the Excess Amounts, together with interest from the Company's share of pre-tax profits (if any) in calendar quarters subsequent to its third profitable calendar quarter until the Excess Amounts and applicable interest has been fully repaid. As of December 31, 2012, the cumulative balance of Excess Amounts for all periods was $18,125,000.
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
The Company has recognized development costs under the collaboration as a component of research and development expense of $57,690,000 for the six months ended December 31, 2012, partially offset by a $17,339,000 reduction for Janssen's share of expenses incurred during the period under the cost sharing arrangement and a $17,306,000 reduction for Excess Amounts related to development services. The Company also recognized certain general and administrative expenses, including marketing and patent costs, under the collaboration agreement as a component of general and administrative expense of $2,426,000 for the six months ended December 31, 2012, increased by $247,000 due from the Company to Janssen under the cost sharing arrangement and partially offset by a $819,000 reduction to expense for Excess Amounts. As of December 31, 2012, the Company had $26,617,000 receivable from Janssen, of which $8,492,000 was related to cost sharing and $18,125,000 was related to Excess Amounts. As of June 30, 2012, the Company had $5,799,000 receivable from Janssen related to cost sharing.
Total revenue recognized with respect to the Company's worldwide collaboration and license agreement with Janssen consisted of the following (in thousands):

	Six Months Ended December 31,	Years Ended June 30,
	2012	2012	2011	2010
License and milestone revenue	$150,000	$70,605	$—	$—
Collaboration services revenue	4,878	4,017	—	—
Total	$154,878	$74,622	$—	—
As of December 31, 2012, total deferred revenue related to committee and development services under the collaboration agreement with Janssen was $70,500,000, of which $62,562,000 was included in deferred revenue non-current portion.
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
Under this agreement with Servier, the Company is also eligible to receive up to $24,500,000 in milestone payments upon achievement of pre-specified events; including up to $10,500,000 million for the achievement of clinical development milestones ($7,000,000 of which was paid to the Company, in advance, during April 2011), up to April 2011 for the achievement of regulatory progress and up to $9,000,000 for regulatory approval of the pan HDAC product in major jurisdictions. In addition, Servier agreed to make royalty payments on net sales of the licensed product as defined in the agreement. In October 2011, the milestone related to the $7,000,000 advance payment was achieved and the Company recognized the amount as revenue.
Total revenue recognized with respect to the Company's collaboration and license agreement with Servier consisted of the following (in thousands):

	Six Months Ended December 31,	Years Ended June 30,
	2012	2012	2011	2010
License and milestone revenue	$—	$7,000	$4,355	$6,645
Collaboration services revenue	93	157	3,873	2,662
Total	$93	$7,157	$8,228	9,307
License agreement with Novo Nordisk A/S
In October 2012, the Company entered into a license agreement with Novo Nordisk A/S ("Novo Nordisk"). Under the terms of the agreement, Novo Nordisk acquired the exclusive worldwide rights for the Company's small molecule Factor VIIa inhibitor, PCI-27483, in a restricted disease indication outside of oncology. Novo Nordisk will utilize PCI-27483 as an excipient in a product within Novo Nordisk's biopharmaceutical unit. Novo Nordisk is solely responsible for all further research and development activities within the restricted disease indication outside of oncology.
In connection with entering into the license agreement with Novo Nordisk, the Company received an upfront payment of $5,000,000 in October 2012. In addition, the Company may receive up to $55,000,000 based on the achievement of certain development, regulatory and sales milestones. Upon commercialization, the Company will also receive low single digit tiered royalties on Novo Nordisk's net sales of biopharmaceutical formulations utilizing the addition of PCI-27483. In connection with the agreement, during the six months ended December 31, 2012, Novo Nordisk purchased a preclinical supply of PCI-27483 in the amount of $803,000, of which $602,000 was recognized as revenue during the period for supply delivered, where the right of return had elapsed and all four revenue criteria had been met. As of December 31, 2012, $201,000 of revenue was deferred related to the Company's sale of PCI-27483 to Novo Nordisk.
Total revenue recognized with respect to the Company's license agreement with Novo Nordisk consisted of the following (in thousands):

	Six Months Ended December 31,	Years Ended June 30,
	2012	2012	2011	2010
License and milestone revenue	$5,000	$—	$—	$—
Collaboration services revenue	631	—	—	—
Total	$5,631	$—	$—	—
Celera Corporation
In April 2006, the Company acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business  (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as approximately $97,000,000, although the Company currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to the Company's HDAC inhibitor program and approximately one-third relates to the Company's Factor VIIa inhibitor program. Approximately 90% of the potential future milestone payments would be paid to

Celera after obtaining regulatory approval in various countries. There were no milestone payments triggered either during the six months ended December 31, 2012 or for the years ended June 30, 2012, 2011 and 2010 related to the Company's HDAC inhibitor or Factor VIIa inhibitor programs. In addition to the milestone payments, Celera will be entitled to single-digit royalty payments based on annual sales of drugs commercialized from the Company's HDAC inhibitor, Factor VIIa inhibitor and certain BTK inhibitor programs including ibrutinib.
For any BTK inhibitor product or Factor VIIa inhibitor product obtained from Celera, the agreement with Celera expires on a product-by-product and country-by-country basis. The term of the agreement for a given BTK inhibitor product shall expire in a given country upon the expiration of the last-to-expire Celera patent assigned to the Company that covers the manufacture, use, sale, offer for sale, or importation of such product in such country. For any HDAC inhibitor product obtained from Celera, the agreement with Celera expires on a product-by-product and country-by-country basis. The term of the agreement for a given HDAC inhibitor product shall expire in a given country upon the expiration of the last-to-expire Celera patent assigned to the Company that covers the sale of such product in such country.
The Company may terminate the agreement with Celera in its entirety, or with respect to one or more of the three classes of products (BTK inhibitor products, HDAC inhibitor products and Factor VIIa inhibitor products) obtained from Celera, at any time by giving Celera at least 60 days' prior written notice. If the Company terminates the agreement with respect to a particular class of products, ownership of the Celera intellectual property assigned to the Company relating to the products in the terminated product class will revert to Celera. If the Company terminates the agreement in its entirety, ownership of all of the Celera intellectual property assigned to the Company will revert to Celera.
The agreement with Celera may be terminated effective immediately upon a party's written notice to the other party for a breach by the other party that remains uncured for 90 days after notice of the breach is given to the breaching party. If the Company breaches the agreement only with respect to one or two of the three classes of products obtained from Celera, but not with respect to all three classes of products, and if the Company's breach remains uncured for 90 days after the Company has received notice of breach from Celera, Celera may terminate the agreement solely with respect to the class or classes of products affected by the Company's breach, but may not terminate the agreement with respect to the class or classes of products unaffected by the Company's breach.
University of Texas License
The Company has entered into a license agreement with the University of Texas in 1991 under which the Company received the exclusive worldwide rights to develop and commercialize porphyrins, expanded porphyrins (e.g. Motexafin Gadolinium) and other porphyrin-like substances covered by their patents. In consideration for the license, the Company paid a total of $300,000 and is obligated to pay royalties based on net sales of products that utilize the licensed technology.
Note 5 — Cash, Cash Equivalents and Marketable Securities
The following table sets forth the Company's cash and cash equivalents at December 31, 2012, June 30, 2012 and 2011 (in thousands):

	December 31, 2012	June 30, 2012	June 30, 2011
Cash - demand deposits	$169,337	$93,916	$60,778
Cash equivalents - money market funds	137,856	103,980	26,979
Cash equivalents - U.S. agency securities - FDIC insured	240	—	—
Total cash and cash equivalents	$307,433	$197,896	$87,757
For the six months ended December 31, 2012 and years ended June 30, 2012 and 2011, no impairment charges on marketable securities related to other-than-temporary declines in market value were recorded.  In determining whether a decline is other than temporary, the Company considers various factors including the length of time and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
Gross realized losses and gains on the sale of available-for-sale securities during six months ended December 31, 2012 and years ended June 30, 2012 and 2011, were not material.
The following is a summary of the Company's available-for-sale securities at December 31, 2012, June 30, 2012 and 2011 respectively (in thousands):

As of December 31, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. agency securities – FDIC insured	$9,685	$—	$(4)	$9,681
Total marketable securities	$9,685	$—	$(4)	$9,681

As of June 30, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. agency securities – FDIC insured	$5,720	$—	$(9)	$5,711
Total marketable securities	$5,720	$—	$(9)	$5,711

As of June 30, 2011	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Government agency securities	$16,014	$11	$—	$16,025
U.S. agency securities – FDIC insured	8,579	—	(32)	8,547
Total marketable securities	$24,593	$11	$(32)	$24,572

The following table sets forth the basis of fair value measurements for the Company's cash equivalents and available-for-sale securities at December 31, 2012, June 30, 2012 and 2011 respectively (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
Money market funds	$137,856	$—	$—	$137,856
U.S. agency securities - FDIC insured	—	240	—	240
Marketable securities:
U.S. agency securities - FDIC insured	—	9,681	—	9,681
	$137,856	$9,921	$—	$147,777

	June 30, 2012
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
Money market funds	$103,980	$—	$—	$103,980
Marketable securities:
U.S. agency securities - FDIC insured	—	5,711	—	5,711
	$103,980	$5,711	$—	$109,691

	June 30, 2011
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
Money market funds	$26,979	$—	$—	$26,979
Marketable securities:
Government agency securities	—	16,025	—	16,025
U.S. agency securities - FDIC insured	—	8,547	—	8,547
	$26,979	$24,572	$—	$51,551
The Company had no other assets or liabilities required to be measured and recorded at fair value at December 31, 2012,

June 30, 2012 and 2011.  Additionally, there were no transfers between levels of the fair value hierarchy during the six months ended December 31, 2012 and years ended June 30, 2012 and 2011.
Note 6 — Balance Sheet Components
Property and equipment, net consists of the following (in thousands):

	December 31,	June 30,
	2012	2012	2011
Equipment	$8,523	$8,017	$7,024
Leasehold improvements	5,708	3,670	2,862
Furniture and fixtures	739	631	317
	14,970	12,318	10,203
Less: Accumulated depreciation and amortization	(8,567)	(8,476)	(8,891)
	$6,403	$3,842	$1,312
Depreciation and amortization of property and equipment was $595,000 for the six months ended December 31, 2012 and $563,000, $292,000 and $235,000 for the fiscal years ended June 30, 2012, 2011 and 2010.
Accrued liabilities consist of the following (in thousands):

	December 31,	June 30,
	2012	2012	2011
Accrued clinical related	$6,415	$2,602	$2,072
Accrued payroll and employee related expenses	2,934	1,696	1,468
Accrued contract manufacturing	3,126	1,574	836
Accrued outside services	1,115	840	457
Accrued other	1,532	1,576	1,581
	$15,122	$8,288	$6,414
Deferred revenue consists of the following (in thousands):

Current portion:	December 31,	June 30,
	2012	2012	2011
Deferred revenue related to Janssen	$7,938	$8,054	$—
Deferred revenue related to Servier	—	—	7,000
Deferred revenue other	201	—	—
	$8,139	$8,054	$7,000

Non-current portion:	December 31,	June 30,
	2012	2012	2011
Deferred revenue from Janssen	$62,562	$67,324	$—
Note 7 — Stockholders' Equity (Deficit)
Common stock
Registered Direct Offerings
In June 2011, the Company sold approximately 6,400,000 shares of the Company's common stock to a group of institutional investors in a registered direct offering at $8.85 per share for net proceeds of approximately $56,039,000.  In June 2010, the Company sold approximately 8,100,000 shares to a group of institutional investors in a registered direct offering at

$6.51 per share for net proceeds of approximately $50,800,000.  The Company's Chairman and CEO, Robert W. Duggan, participated in the 2011 and 2010 offerings in the amounts of $6,000,000 and $7,000,000, respectively.
Rights Offering
On July 17, 2009, the Company commenced a rights offering pursuant to which holders of its common stock were entitled to purchase additional shares of the Company's common stock at a price of $1.28 per share (the “Rights Offering”).
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
As of the close of the Rights Offering on July 31, 2009, the Rights Offering was oversubscribed.  The proration of available over-subscription shares was made in accordance with the Offering Prospectus.  Approximately 22,500,000 shares of the Company's common stock were purchased in the Rights Offering for net proceeds (after offering costs of approximately $1,000,000 and the partial settlement of loans from an affiliate of Robert W. Duggan, the Company's Chairman of the Board and Chief Executive Officer, of approximately $6,100,000) of approximately $21,700,000.  Mr. Duggan participated in the Rights Offering for a total of $6,100,000.
Preferred stock
As amended, the Company's Certificate of Incorporation authorizes 1,000,000 shares of preferred stock, par value $0.0001 per share. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.  No preferred stock was outstanding at December 31, 2012, June 30, 2012 or June 30, 2011, respectively.
The ability of the Company's Board of Directors to issue shares of preferred stock without stockholder approval may have certain anti-takeover effects. The Company is also subject to provisions of the Delaware General Corporation Law, which may make certain business combinations more difficult.
Stock plans
2004 Equity Incentive Award Plan. In December 2004, stockholders approved the 2004 Equity Incentive Award Plan (the “2004 Plan”) as a replacement for both the Company's 1995 Stock Option Plan (the “1995 Plan”) and the 1995 Non-Employee Directors Stock Option Plan.  At June 30, 2011, the Company had reserved 9,100,000 shares of its common stock for issuance under the plan.  In December 2011, the stockholders approved an increase of 2,000,000 shares available for issuance under the plan. The 2004 Plan provides for the issuance of various types of equity awards, such as incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance shares. The exercise price of all stock options granted under the 2004 Plan may not be less than the fair market value of the Company's common stock on the date of grant and no stock option will be exercisable more than ten years after the date it is granted. Stock options for employees and consultants typically vest over four years. Non-employee Directors receive annual, automatic, non-discretionary grants of nonqualified stock options. Each new non-employee Director receives an option to purchase 15,000 shares as of the date he or she first becomes a Director. This option grant vests in equal annual installments over five years. In addition, on the date of each annual meeting, each individual re-elected as a non-employee Director will receive an automatic option grant to purchase an additional 7,500 shares of common stock, provided such individual has served as a Director for at least 6 months prior to the date of grant. This option grant vests in equal monthly installments over twelve months following the date of grant.
1995 Stock Option Plan. The Company's 1995 Plan was adopted by the Board of Directors in August 1995. Options issued under the 1995 Plan were, at the discretion of the plan administrator, either incentive stock options or nonqualified stock options. In December 2003, the stockholders approved amendments to the 1995 Plan (i) such that the exercise price of all stock options were required to be at least equal to the fair value of the Company's common stock on the date of grant and (ii) increased the total number of authorized shares under the plan to 5,345,724 shares of common stock. Generally, shares subject to options under the 1995 Plan vest over a four or five year period and are exercisable for a period of ten years. In December 2004, the remaining shares available for future grant under the 1995 Plan were transferred to the 2004 Plan. Additionally, if options granted under the 1995 Plan expire or otherwise terminate without being exercised, the shares of common stock reserved for such options again become available for future grant under the 2004 Plan.
The following table summarizes the Company's stock option activity (in thousands, except per share amounts):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price per Share
Balance at June 30, 2009	7,055	$5.75
Exercised	(1,044)	1.58
Granted	2,343	5.27
Forfeited or expired	(833)	15.98
Balance at June 30, 2010	7,521	5.05
Exercised	(1,987)	2.87
Granted	1,939	5.86
Forfeited or expired	(1,057)	12.27
Balance at June 30, 2011	6,416	4.78
Exercised	(1,217)	6.26
Granted	1,876	16.31
Forfeited or expired	(1,044)	8.77
Balance at June 30, 2012	6,031	7.37
Exercised	(839)	5.54
Granted	1,075	32.06
Forfeited or expired	(196)	18.41
Balance at December 31, 2012	6,071	11.64
Vested and expected to vest at December 31, 2012	5,825	$11.09
The above table excludes 1,222,103 options which comprise the portion of performance options granted during the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010 for which the performance criteria had not been established as of December 31, 2012.
The components of share-based compensation recognized in the Company's consolidated statements of operations for the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010 were as follows (in thousands):

	Six Months Ended December 31,	Year Ended June 30,
	2012	2012	2011	2010
Research and development	$5,357	$6,947	$5,307	$1,998
General and administrative	2,079	2,926	2,511	1,192
Total share-based compensation	$7,436	$9,873	$7,818	$3,190
There were no capitalized share-based compensation costs at December 31, 2012, June 30, 2012, 2011, or 2010.
The fair value of each stock option is estimated using the Black Scholes option-pricing model. The expected term of stock options granted represents the period of time that stock options are expected to be outstanding.  The Company generally does not expect substantially different exercise or post-vesting termination behavior among its employee or non-employee population. As such, for the majority of stock options granted and the Company's Employee Stock Purchase Plan, the Company generally calculates and applies an overall expected term assumption based on historical data. In certain cases, the Company uses a shorter expected term for performance-based stock options based on a combination of historical data and management's estimates of the period of time that options will be outstanding. The risk-free interest rate is based on a zero-coupon United States Treasury bond whose maturity period equals the expected term of the the Company's options.

	Six Months Ended December 31,	Years Ended June 30,
	2012	2012	2011	2010
Employee stock options (1):
Expected dividend yield	—	—	—	—
Expected stock price volatility (2)	51.5% - 85.5%	88%	97%	98%
Risk free interest rate (2)	0.3% - 0.8%	1.00%	1.81%	2.05%
Expected life (years) (2)	2.60 - 5.20	5.00	5.00	5.00
Non-employee stock options:
Expected dividend yield	—	—%	—%	—%
Expected stock price volatility	89%	84% - 89%	85% - 86%	88% - 90%
Risk free interest rate	3.89%	2.00% - 3.89%	2.52% - 3.51%	3.20% - 3.89%
Expected life (years)	8.00	8.10 – 10.00	7.00 - 10.00	7.00 - 10.00
(1) The above table includes assumptions used in the valuation of performance-based stock option grants for which the Company set performance criteria during the period.
(2) Amounts for the years ended June 30, 2012, 2011 and 2010 are presented on a weighted average basis.
The weighted average estimated grant date fair value for employee options granted under the Company's stock option plans during the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010 was $43.55, $11.44, $5.25 and $4.55 per share, respectively.
The total pre-tax intrinsic value of stock options exercised during the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010 was $45,802,000, $17,316,000, $10,385,000, and $3,990,000 respectively. No income tax benefits were realized in the six months ended December 31, 2012 and the years ended June 30, 2012, 2011 and 2010.
Shares reserved for issuance and available for grant under the 2004 Plan were 3,218,000 shares as of December 31, 2012.
As of December 31, 2012, $60,554,000 of total unrecognized compensation costs related to non vested employee options are scheduled to be recognized over a weighted average period of 1.8 years.
The total fair value of shares vested was $3,692,000 for the six months ended December 31, 2012 and $5,572,000, $4,285,000 and $1,335,000 for the years ended June 30, 2012, 2011 and 2010, respectively.
A summary of outstanding, exercisable and vested stock options as of December 31, 2012 is as follows:

	Options Outstanding				Exercisable				Exercisable and Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$0.75 - $0.86	1,081,248	5.77	$0.80		945,998	5.71	$0.81		928,875	$0.81
$0.91 - $2.76	855,483	5.50	$1.79		805,483	5.47	$1.84		747,921	$1.87
$2.90 - $6.63	820,414	6.05	$5.22		798,023	6.01	$5.24		632,272	$5.04
$6.65 - $7.19	920,976	7.15	$7.09		689,783	7.05	$7.08		497,182	$7.09
$7.48 - $11.91	735,677	7.24	$9.06		614,488	6.95	$8.61		345,386	$8.52
$11.92 - $14.92	765,054	8.82	$13.96		247,789	8.70	$13.26		149,409	$13.55
$14.99 - $25.94	804,575	9.06	$20.29		209,987	8.84	$15.52		73,952	$15.48
$26.29 - $61.06	756,802	9.49	$39.94		11,027	9.48	$41.44		11,027	$41.44
$61.60 - $66.73	552,875	9.81	$61.8		2,525	9.75	$65.56		2,525	$65.56
	7,293,104	7.47	$15.24	$312,611,566	4,325,103	6.44	$5.50	$226,156,280	3,388,549	$4.60	$180,222,131
Employee Stock Purchase Plan. The Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of our common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010 were 60,150, 184,706, 281,016 and 61,026 shares of common stock at an average price of $13.06, $5.19, $2.06 and $1.55 per share, respectively. Shares available for future purchase under the Purchase Plan were 391,674 at December 31, 2012.
Compensation cost is estimated using the Black Scholes option-pricing model using the weighted average assumptions noted in the following table:

	Six Months Ended December 31,	Years Ended June 30,
	2012	2012	2011	2010
Expected dividend yield	—%	—%	—%	—%
Stock price volatility	50%	54%	52%	105%
Risk free interest rate	0.16%	0.15%	0.21%	0.53%
Expected life (years)	0.68	1.14	0.63	1.20
The weighted average estimated grant date fair value of purchase awards under our employee stock purchase plan during the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010 was $33.32, $6.38, $2.13, and $4.09 per share, respectively.
During fiscal year 2010, a modification to the Company's Purchase Plan went into effect that increased both the maximum employee contribution and the limit on the number of shares that could be purchased.  As a result, 17 of the Company's employees chose to increase their contribution percentage which was accounted for as a modification to the terms of the award and resulted in $306,000 of additional compensation cost during fiscal year 2010.
As of December 31, 2012, $917,000 of total unrecognized compensation costs related to purchase awards under the Company's employee stock purchase plan were scheduled to be recognized over a weighted average period of 0.55 years.
Note 8 — Employee Benefit Plan
The Company maintains a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Company's matching contribution to the plan was $78,000, $164,000, $104,000, and $64,000 for the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010, respectively.
Note 9 — Income Taxes

The components of the (provision) benefit for income taxes are as follows (in thousands):

	Six Months Ended December 31,	Years Ended June 30,
	2012	2012	2011	2010
Current:
Federal	$(2,047)	$(26)	$—	$550
State	(599)	—	—	—
Foreign	(1)	(13)	—	—
	(2,647)	(39)	—	550
Deferred:
Federal	—	—	—	—
State	—	—	—	—
Foreign	—	—	—	—
Total benefit (provision) for income taxes	(2,647)	(39)	—	550

(Income) loss before taxes	$(120,180)	$(12,025)	$35,203	$15,574
Tax rate	2.20%	0.33%	—%	3.53%
The following is a geographical breakdown of consolidated net income (loss) before income taxes by income tax jurisdiction (in thousands):

	Six Months Ended December 31,	Years Ended June 30,
	2012	2012	2011	2010
United States	$69,563	$(4,596)	$(35,203)	$(15,574)
Foreign	50,617	16,621	—	—
	$120,180	$12,025	$(35,203)	$(15,574)
Net deferred tax (liabilities) assets are summarized as follows (in thousands):

	Six Months Ended December 31,	June 30,
	2012	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$—	$50,476	$55,133
Tax credit carryforwards	13,196	9,841	8,908
Capitalized research and development costs	2,591	3,907	6,386
Depreciation and amortization	1,751	2,071	2,457
Share-based compensation	2,845	3,078	3,117
Reserves and accruals	11,532	628	3,160
Gross deferred tax assets	31,915	70,001	79,161
Less: valuation allowance	(31,915)	(70,001)	(79,161)
Net deferred tax assets	$—	$—	$—
A full valuation allowance has been established for the Company's deferred tax assets at December 31, 2012, June 30, 2012 and 2011 since realization of such assets through the generation of future taxable income is uncertain.  The increase (decrease) in the valuation allowance was approximately $(38,086,000), $(9,160,000) and $16,689,000 for the six months ended December 31, 2012 and the years ended June 30, 2012 and 2011, respectively.  The change in the valuation allowance for the the six months ended December 31, 2012 and the years ended June 30, 2012 and 2011 also includes the adjustments made due to the completion of the IRC Section 382 analysis as described below.
The provision for income taxes differs from the amount determined by applying the United States statutory income tax rate of 35% for the period ended December 2012 and June 2012 and 34% for the periods ended June 2011 and June 2010 to the income or loss before income taxes as summarized below (in thousands):

	Six Months Ended December 31,	Years Ended June 30,
	2012	2012	2011	2010
Tax (provision) benefit at statutory rate	$(42,064)	$(4,209)	$11,970	$5,295
State Tax, net of federal benefit	(389)	—	—	—
Research and development credits	—	529	770	190
Deferred tax assets benefited (not benefited)	35,181	5,727	(11,877)	(4,981)
Share-based compensation	(1,056)	(2,009)	(1,096)	(488)
Other	629	(38)	233	(16)
Withholding tax	—	—	—	550
Federal – alternative minimum tax	(2,047)	(26)	—	—
Foreign taxes (greater than) less than US rates	7,099	(13)	—	—
	$(2,647)	$(39)	$—	$550
At December 31, 2012, the Company had federal and state net operating loss carry forwards of approximately $39,800,000 and $22,600,000, respectively. These operating losses are attributable to stock option benefits which will be recorded to equity when they reduce cash taxes payable. The federal and state net operating loss carryforwards will begin to expire in 2013. Federal and state tax credit carry forwards of $4,500,000 and $12,500,000, respectively, are available to offset future taxable income. The federal tax credits will begin to expire in 2013. State research and development credits can be carried forward indefinitely. The Company also has federal and state alternative minimum tax credits of $2,200,000 and $500,000 that can be used in the future that have no expiration dates.
During the year ended June 30, 2012, the Company completed its analysis of the net operating loss limitation provisions of the IRC Section 382 analysis. The Company determined that its federal and state net operating loss carry forwards as of June 30, 2011 were $150,115,000 and $80,345,000, respectively, which were previously presented in the Company's Fiscal Year 2011 10-K as $180,393,000 and $121,440,000, respectively.  As the Company maintained a full valuation allowance against the deferred tax assets, the update did not affect the consolidated financial statements.
The Company is tracking the portion of its net operating losses attributable to stock option benefits in a separate memo account pursuant to ASC 718-740. Therefore, these amounts are no longer included in the Company's gross or net deferred tax assets. Pursuant to ASC 718-740-25-10, the stock option benefits of approximately $20,600,000 will be only recorded to equity when they reduce cash taxes payable.
The Company has reviewed whether the utilization of its net operating losses and research credits are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Utilization of these carryforwards is restricted and results in some amount of these carryforwards expiring prior to benefiting the Company. The deferred tax assets shown above have been adjusted to reflect these expiring carryforwards.
The following table summarizes the activity related to the Company's gross unrecognized tax benefits (in thousands):

	Six Months Ended December 31,	Years Ended June 30,
	2012	2012	2011	2010
Beginning balance	$2,307	$1,726	$1,285	$1,285
Additions based on tax positions related to current year	538	581	441	—
Additions (reduction) for tax positions of prior years	—	—	—	—
Settlements	—	—	—	—
Lapse of applicable statute of limitations	—	—	—	—
Ending balance	$2,845	$2,307	$1,726	$1,285
The total amount of the unrecognized tax benefits if recognized would be an adjustment to the amount of deferred tax assets reported. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically.  In the event the Company receives an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense.  As of December 31, 2012, all tax years in the U.S. remain open due to the taxing authorities' ability to adjust operating loss carry forwards. The Company does not expect any material changes to the unrecognized tax benefits reported above during the next twelve months.
U.S. income taxes were not provided on approximately $20,300,000 of undistributed earnings of certain non-U.S. subsidiaries. Determination of the amount of the unrecognized deferred tax liability for temporary differences relates to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2012, because the Company intends to permanently reinvest such earnings outside the U.S. As of December 31, 2012, the amount of potential U.S. income tax of a future hypothetical distribution would not trigger a significant U.S. tax liability because the Company has net operating loss carryovers available that it can use to reduce its liability.
In the first quarter of 2013, the American Taxpayer Relief Act of 2012 was signed into law that reinstated the U.S. federal R&D tax credit retroactive to January 1, 2012. Because the law's effective enactment date is 2013, the impact to the Company of the reinstated credit were not recognized in 2012. The additional credits that will be reported within the 2013 consolidated financial statements will have no impact on operations due to the existence of a full valuation allowance on all deferred tax assets.
Note 10 — Commitments and Contingencies
Facilities Lease
As of December 31, 2012, the Company leases a total of 100,176 square feet under its facilities lease agreements. Of the total square footage leased as of December 31, 2012, 79,776 square feet are leased under an operating lease that expires in November 2017, with an option to extend the term for an additional five years. In October 2012, the Company entered into an agreement to lease an additional 20,400 square feet of office space in a property adjacent to its existing corporate offices in Sunnyvale, California under an operating lease that expires in February 2023. The lease agreement entered into in October 2012 includes an option to extend the term for an additional five years.
The Company recognizes rental expense under the lease on a straight line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of December 31, 2012, future minimum lease payments under this non-cancelable operating lease are as follows (in thousands):

Operating Lease Commitments
2013	$1,413
2014	1,526
2015	1,579
2016	1,750
2017	1,453
Thereafter	1,610
Total	9,331

Rent expense for the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010 was $560,000, $1,006,000, $776,000, and $752,000, respectively.
Purchase Commitments
The Company had noncancelable purchase obligations for approximately $2,326,000 and $5,358,000 as of December 31, 2012 and June 30, 2012.
Excess amounts under collaboration and license agreement with Janssen
The Company's worldwide collaboration and license agreement with Janssen provides the Company with an annual cap of its share of development costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement and any Excess Amounts are funded by Janssen. Janssen may recoup the Excess Amounts, together with interest from the Company's share of pre-tax profits (if any) in calendar quarters subsequent to its third profitable calendar quarter until the Excess Amounts and applicable interest has been fully repaid. As of December 31, 2012, total Excess Amounts associated with the Janssen agreement were $18,125,000 (see Note 4).
Legal Proceedings
The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving us, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.
Note 11 — Quarterly Results (Unaudited)
The following table is in thousands, except per share amounts:

	Quarter Ended
Six Months Ended December 31, 2012	September 30,	December 31,

Revenue	$102,695	$57,963
Operating expenses	$23,940	$16,667
Net income (loss) from operations	$78,755	$41,296
Net income (loss)	$75,606	$41,927
Net income (loss) per share: (1)
Basic	$1.09	$0.60
Diluted	$1.02	$0.56
Shares used in computation of net income (loss) per share:
Basic	69,512	69,839
Diluted	74,456	74,399

	Quarter Ended
Fiscal Year 2012	September 30,	December 31,	March 31,	June 30,

Revenue	$37	$77,903	$1,927	$2,123
Operating expenses	$14,598	$16,020	$19,889	$19,605
Net income (loss) from operations	$(14,561)	$61,883	$(17,962)	$(17,482)
Net income (loss)	$(14,538)	$56,253	$(12,823)	$(16,906)
Net income (loss) per share: (1)
Basic	$(0.21)	$0.82	$(0.19)	$(0.24)
Diluted	$(0.21)	$0.78	$(0.19)	$(0.24)
Shares used in computation of net income (loss) per share:
Basic	68,323	68,658	68,848	69,081
Diluted	68,323	71,725	68,848	69,081

	Quarter Ended
Fiscal Year 2011	September 30,	December 31,	March 31,	June 30,

Revenue	$1,964	$2,824	$2,059	$1,386
Operating expenses	$9,536	$10,349	$11,341	$12,381
Net income (loss) from operations	$(7,572)	$(7,525)	$(9,282)	$(10,995)
Net income (loss)	$(7,523)	$(7,499)	$(9,217)	$(10,964)
Basic and diluted net loss per share (1)	$(0.13)	$(0.13)	$(0.15)	$(0.18)
Shares used in computation of basic and diluted net loss per share	59,278	59,715	59,931	60,968

(1)
Basic and diluted net loss per share amounts are computed independently for each of the quarters presented.  Therefore, the sum of quarterly basic and diluted net income (loss) per share information may not equal annual basic and diluted net income (loss) per share.

Note 12 – Related Party Transactions
During the six months ended December 31, 2012 and the years ended June 30, 2012, 2011, and 2010, the Company paid Dr. Gwen Fyfe, a former member of our Board of Directors, approximately $0, $89,000, $490,000 and $97,000, respectively, for consulting services under a Consulting Agreement entered into prior to Dr. Fyfe joining the Company's Board in December 2010. In November 2011, the Company entered into an amendment (the “Amendment”) to its Consulting Agreement with Dr. Fyfe. The Amendment provided that Dr. Fyfe would receive a lump sum of $50,000 and that she will continue to provide limited consulting services to the Company for a period of two years. Payment of the $50,000 lump sum occurred in November 2011. In addition, the options to purchase 330,000 shares of the Company's common stock previously granted to Dr. Fyfe in connection with her consulting services continued to vest through November 30, 2011 and shall remain exercisable for a period of two years following the date of the Amendment. Dr. Fyfe did not stand for reelection at the Company's December 15, 2011 Annual Meeting of Stockholders. Options granted to Dr. Fyfe upon her initial election to the Board continued to vest through December 15, 2011; all such vested options and all additional options received by Dr. Fyfe in connection with her Board service shall remain exercisable for a period of three years from this date.
Robert W. Duggan, the Company's Chairman of the Board of Directors and Chief Executive Officer, participated in the Company's 2011 and 2010 Registered Direct Offerings for a total of $6,000,000 and $7,000,000, respectively.
Note 13 – Subsequent Events
On February 12, 2013, the Company announced that the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation to the Company’s investigational oral agent ibrutinib monotherapy for the treatment of patients with relapsed or refractory mantle cell lymphoma (MCL) and to ibrutinib monotherapy for the treatment of patients with Waldenström's macroglobulinemia (WM), both of which are B-cell malignancies.

The Breakthrough Therapy Designation is intended to expedite the development and review of a potential new drug for serious or life-threatening diseases where “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a drug as a Breakthrough Therapy was enacted as part of the 2012 Food and Drug Administration Safety and Innovation Act.
Note 14 – Transition Period Comparative Data (unaudited)
The following table presents certain financial information for the six months ended December 31, 2012 and 2011, respectively:

	(in thousands, except per share data)
	Six Months Ended December 31,
	2012	2011
		(unaudited)
Statement of Operations Data:
Revenue:
License and milestone revenue	$155,000	$77,605
Collaboration services revenue	5,658	335
Total revenue	160,658	77,940
Operating expenses:
Research and development	46,639	23,324
Less: Excess Amounts related to Research and development (See Note 4)	(17,306)	—
Research and development, net	29,333	23,324
General and administrative	12,093	7,294
Less: Excess Amounts related to General and administrative (See Note 4)	(819)	—
General and administrative, net	11,274	7,294
Total operating expenses	40,607	30,618
Income (loss) from operations	120,051	47,322
Interest income	137	68
Other income (expense), net	(8)	(24)
Income (loss) before income taxes	120,180	47,366
Income tax (provision) benefit	(2,647)	(5,651)
Net income (loss)	$117,533	$41,715
Net income (loss) per share:
Basic	$1.69	$0.61
Diluted	$1.58	$0.58
Weighted average shares used to compute
net income (loss) per share:
Basic	69,676	68,491
Diluted	74,408	71,312

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$110,694	$123,904
Net cash (used in) provided by investing activities	(6,386)	13,063
Net cash provided by financing activities	5,229	5,490
Increase in cash and cash equivalents	$109,537	$142,457

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures:
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, Finance, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this Transition Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Executive Vice President, Finance concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b)  Management’s Annual Report on Internal Control Over Financial Reporting:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting.  The report on the audit of internal control over financial reporting is included in Item 8 in this Transition Report on Form 10-K.
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
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 is hereby incorporated by reference to the information under the captions, (i) “Election of Directors,” (ii) “Audit Committee,” (iii) “Code of Business Conduct and Ethics” and (iv) “Section 16(a) Beneficial Ownership Reporting Compliance,” contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our transition period ended December 31, 2012.
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
Item 14.  Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the information in the Definitive Proxy Statement.
PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements
See Index to Financial Statements under Item 8 on page 58.

(a) 2.	Financial Statement Schedules
The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II - Valuation and Qualifying Accounts and Reserves

Schedule II: Valuation and Qualifying Accounts and Reserves
(in thousands)

	Balance at Beginning of Period	Additions	Write-offs/Adjustments	Balance at End of Period
Income Tax Valuation Allowance:
Six months ended December 31, 2012	$70,001	$—	$(38,086)	$31,915
Fiscal year ended June 30, 2012	$79,161	$—	$(9,160)	$70,001
Fiscal year ended June 30, 2011	$62,472	$16,689	$—	$79,161
Fiscal year ended June 30, 2010	$58,426	$4,046	$—	$62,472

All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(a) 3.	Exhibits
See Index to Exhibits beginning on page 92.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACYCLICS, INC.

Dated: February 26, 2013	By:	/s/ ROBERT W. DUGGAN
Robert W. Duggan
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Robert W. Duggan and Joshua T. Brumm, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT W. DUGGAN
Robert W. Duggan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2013

/s/ JOSHUA T. BRUMM
Joshua T. Brumm	Executive Vice President, Finance (Principal Financial and Accounting Officer)	February 26, 2013

/s/ ROBERT F. BOOTH, Ph.D.
Robert F. Booth, Ph.D.	Director	February 26, 2013

/s/ KENNETH A. CLARK
Kenneth A. Clark	Director	February 26, 2013

/s/ ERIC H. HALVORSON
Eric H. Halvorson	Director	February 26, 2013

/s/ MINESH P. MEHTA, M.D.
Minesh P. Mehta, M.D	Director	February 26, 2013

/s/ DAVID D. SMITH, Ph.D.
David D. Smith, Ph.D.	Director	February 26, 2013

/s/ RICHARD A. VAN DEN BROEK
Richard A. van den Broek	Director	February 26, 2013

EXHIBITS INDEX

Exhibit Number	Description
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

10.17+
The Company's 2004 Equity Incentive Award Plan (the "2004 Plan") as amended and restated on October 25, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2011).

10.18+
Form of Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2004).

10.19+
Form of Non-employee Director Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2004).

10.20+
Form of Amendment to Form of Notice of Grant of Stock Option used under the Company's 1995 Stock Option Plan (the "1995 Plan") (incorporated by reference to Exhibit 10.5 to the quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.21
First Amendment To Patent License Agreement entered into on or about July 1, 1991 by and between the Company and the University of Texas System, Austin (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.22*
Assignment Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated April 7, 2006 (incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.23
Fourth Amendment to New Lease dated August 14, 2006 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.24
Fifth Amendment to New Lease dated July 11, 2008 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2008).

10.25*
Amendment No. 1 to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation dated May 12, 2008 (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

10.26+	Form of Restricted Stock Award Agreement for the 2004 Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.27+
Offer letter dated April 13, 2006 by and between the Company and David J. Loury, Ph.D. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008).

10.28+
Severance benefit agreement dated November 5, 2008 by and between the Company and David J. Loury, Ph.D. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2008).

10.29*
Amendment No. 2 to Assignment Agreement by and between Pharmacyclics, Inc. and Celera Corporation dated March 2, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.30*
Amendment No. 3 to Assignment Agreement by and between Pharmacyclics, Inc. and Celera Corporation dated March 30, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.31+
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

10.33*
Drug Supply Agreement by and between Pharmacyclics, Inc. and Les Laboratoires Servier dated December 18, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

10.34
Sixth Amendment to New Lease dated January 20, 2011 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.35
Form of Stock Purchase Agreement by and between the Company and various institutional investors dated June 17, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2011).

10.36
Consulting Agreement by and between Gwendolyn Fyfe and the Company dated May 10, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.37
Amendment to Consulting Agreement by and between Gwendolyn Fyfe and the Company dated November 8, 2011 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.38*
Collaboration and License Agreement by and between the Company and Janssen Biotech, Inc. dated as of December 8, 2011 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2011).

10.39
Seventh Amendment to New Lease dated February 14, 2012 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.40
Amendment No. 1 to the Collaboration Agreement by and between the Company and Les Laboratoires Servier and Institut De Recherches Internationales Servier dated as of January 5, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.41**	License Agreement by and between the Company and Novo Nordisk A/S. dated as of October 4, 2012.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 91).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*   Confidential treatment has been granted as to certain portions of this agreement.
** Confidential treatment has been requested as to certain portions of this agreement.
+   Indicates a management contract or compensatory plan or arrangement.