Form 10-Q
period 2013-03-31
PHARMACYCLICS INC
filed 2013-05-07
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of April 29, 2013, there were 72,783,040 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

PHARMACYCLICS, INC.
Form 10-Q

PART I.                       FINANCIAL INFORMATION

Item 1.                         Financial Statements
PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$502,526	$307,433
Marketable securities	8,721	9,681
Accounts receivable	17,162	26,697
Prepaid expenses and other current assets	4,254	2,681
Total current assets	532,663	346,492
Property and equipment, net	9,478	6,403
Other assets	3,020	2,234
Total assets	$545,161	$355,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,798	$4,607
Accrued liabilities	23,555	15,122
Income tax payable	—	1,389
Deferred revenue	8,036	8,139
Total current liabilities	47,389	29,257
Deferred revenue – non-current portion	59,879	62,562
Deferred rent	783	784
Total liabilities	108,051	92,603
Commitments and contingencies (Notes 4 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2013 and December 31, 2012, respectively; shares issued and outstanding 72,778,875 and 70,216,386 at March 31, 2013 and December 31, 2012, respectively	7	7
Additional paid-in capital	772,624	546,129
Accumulated other comprehensive loss	(4)	(4)
Accumulated deficit	(335,517)	(283,606)
Total stockholders’ equity	437,110	262,526
Total liabilities and stockholders’ equity	$545,161	$355,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenue:
License and milestone revenue	$—	$—
Collaboration services revenue	2,846	1,927
Total revenue	2,846	1,927
Operating expenses:
Research and development	35,784	15,828
General and administrative	20,026	4,061
Total operating expenses	55,810	19,889
Loss from operations	(52,964)	(17,962)
Interest income	76	61
Other income (expense), net	3	(5)
Loss before income taxes	(52,885)	(17,906)
Income tax benefit	(974)	(5,083)
Net loss	$(51,911)	$(12,823)
Net loss per share:
Basic	$(0.73)	$(0.19)
Diluted	$(0.73)	$(0.19)
Weighted average shares used to compute
net loss per share:
Basic	70,933	68,848
Diluted	70,933	68,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended
	March 31,
	2013	2012
Comprehensive loss, net of taxes
Net loss	$(51,911)	$(12,823)
Change in unrealized gain (loss) on marketable securities	—	7
Comprehensive loss	$(51,911)	$(12,816)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(51,911)	$(12,823)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	392	160
Amortization of premium on marketable securities, net	—	4
Stock-based compensation expense	23,578	3,485
Loss on property and equipment	110	—
Changes in assets and liabilities:
Accounts receivable	9,535	(11,670)
Prepaid expenses and other assets	(2,725)	159
Accounts payable	9,881	1,147
Accrued liabilities	8,252	1,183
Income taxes payable	(1,389)	(5,323)
Deferred revenue	(2,786)	(1,789)
Deferred rent	(1)	57
Net cash used in operating activities	(7,064)	(25,410)
Cash flows from investing activities:
Purchase of property and equipment	(2,087)	(592)
Purchase of marketable securities	(1,200)	—
Proceeds from sales of marketable securities	240	—
Proceeds from maturities of marketable securities	1,920	8,625
Net cash (used in) provided by investing activities	(1,127)	8,033
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	201,023	(847)
Proceeds from exercise of stock options and stock purchase rights	2,261	1,479
Net cash provided by financing activities	203,284	632
Increase (decrease) in cash and cash equivalents	195,093	(16,745)
Cash and cash equivalents at beginning of period	307,433	230,214
Cash and cash equivalents at end of period	$502,526	$213,469
Supplemental disclosure of non-cash investing and financing activities:
Receivable for stock option exercises	$1	$—
Property and equipment purchases included in Accounts payable and Accrued liabilities	$2,373	$246

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARMACYCLICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Significant Accounting Policies
Change in Fiscal Year End
On November 14, 2012, the Board of Directors approved a change in the fiscal year end from June 30 to December 31, effective December 31, 2012. All references to "fiscal years", unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2012, ended on June 30, and beginning on January 1, 2013, ends on December 31, of each year.
Company Overview
Pharmacyclics, Inc. ("the Company" or "Pharmacyclics") is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. The Company's mission and goal is: To build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs; and to identify promising product candidates based on scientific development and administrational expertise, develop its products in a rapid, cost-efficient manner and to pursue commercialization and/or development partners when and where appropriate.
Presently, the Company has three product candidates in clinical development and several preclinical molecules in lead optimization. The Company is committed to high standards of ethics, scientific rigor, and operational efficiency as it moves each of these programs toward potential commercialization. To date, nearly all of the Company's resources have been dedicated to the research and development of its products, and it has not generated any commercial revenues from the sale of its products. The Company does not anticipate the generation of any product commercial revenue until it receives the necessary regulatory and marketing approvals to launch one of its products.
During the fiscal year ended June 30, 2012, the Company exited the development stage, as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 915, "Development Stage Entities," with the signing of the first significant collaboration with Janssen Biotech, Inc. and its affiliates (“Janssen”) (See Note 4), from which the Company received its first significant revenue from principal operations, reflective that the Company is no longer in the development stage.
Based upon the current status of its product development and plans, the Company believes that its existing cash, cash equivalents and marketable securities will be adequate to satisfy the Company's capital needs through at least the next twelve months. However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with the Company's general and administrative expenses, are expected to result in significant operating expenditures until the commercialization of the Company's products, or partner collaborations, generate sufficient revenue to cover expenses. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. To-date, the Company has not generated any commercial revenue from sales of its products. The Company's ability to achieve or sustain profitability in the future depends upon its ability to successfully complete the development of its products, obtain required regulatory approvals and successfully manufacture and commercialize its products.
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
The interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of the Company's financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The December 31, 2012 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in the Company's Transition Report on Form 10-K for the transition period ended December 31, 2012, but does not include all disclosures required by accounting principles generally accepted in the United States.
In the opinion of management, the unaudited financial information for the interim periods presented reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Transition Report on Form 10-K for the transition period ended December 31, 2012. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Significant Accounting Policies
The Company's significant accounting policies were described in Note 2 to its consolidated financial statements included in its Transition Report on Form 10-K for the transition period ended December 31, 2012. There have been no significant changes to the Company's accounting policies since December 31, 2012.
Concentration of credit risk
As of March 31, 2013, the Company's accounts receivable balance of $17,162,000 was primarily comprised of $17,102,000 due from Janssen associated with the reimbursement of certain costs under the collaboration agreement (See Note 4).
Reclassifications
Certain amounts within the condensed consolidated balance sheet for the prior period were reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position.
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
The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(51,911)	$(12,823)
Denominator:
Weighted average common shares - basic and diluted	70,933	68,848
Net loss per share:
Basic	$(0.73)	$(0.19)
Diluted	$(0.73)	$(0.19)
Potentially dilutive securities excluded from net loss per share - diluted because their effect is anti-dilutive	5,340	7,907

Note 3 - Stock-Based Compensation and Stockholders’ Equity
Common Stock
In March 2013, the Company sold 2,200,000 shares of its common stock in an underwritten public offering at $94.20 per share for net proceeds of $201,023,000 after deducting expenses of the offering. The closing of the offering took place on March 13, 2013.
Stock Plans
The Company grants options to purchase its common stock pursuant to its 2004 Equity Incentive Award Plan.

The components of stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Research and development	$11,180	$2,695
General and administrative	12,398	790
Total stock-based compensation	$23,578	$3,485

Stock-based compensation expense for the three months ended March 31, 2013 increased by $20,093,000 compared to the three months ended March 31, 2012 primarily due to the timing and accounting of grants for performance-based stock options, an increase in the Company's stock price resulting in a higher fair value for options granted and the growth in the Company’s employee base.
The following table summarizes the Company's stock option activity for the three months ended March 31, 2013 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share
Balance at December 31, 2012	6,071	$11.64
Exercised	(362)	5.22
Granted	139	76.24
Forfeited	(81)	14.94
Balance at March 31, 2013	5,767	$13.55

The accounting grant date for employee stock options with performance obligations is the date on which the performance goals have been defined and a mutual understanding of the terms has been reached. Generally options with performance obligations vest over a four year period, with the goals set and agreed upon each year. Therefore, the table above does not include 1,314,971 performance options granted in current and prior fiscal years for which the performance criteria had not been established as of March 31, 2013.
 At March 31, 2013, 3,066,151 shares were available for grant under the Company's 2004 Equity Incentive Award Plan.
 There were no sales under the Employee Stock Purchase Plan ("Purchase Plan") in the three month periods ended March 31, 2013 and 2012. Shares available for future purchase under the Purchase Plan were 391,674 at March 31, 2013.
Additional paid-in capital increased by $226,495,000 during the three months ended March 31, 2013, as a result of net proceeds from the issuance of common stock in the public offering of $201,023,000, stock-based compensation expense of $23,578,000 and proceeds from the issuance of common stock upon exercise of stock options of $1,894,000.
Note 4 — Collaboration and Other Agreements
For the three months ended March 31, 2013 and 2012, the Company recognized revenue related to its collaboration and license arrangements as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Janssen	$2,786	$1,789
Les Laboratoires Servier ("Servier")	40	63
Other	20	75
Total	$2,846	$1,927

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
The collaboration has no fixed duration or expiration date and provided for payments by Janssen to the Company of a $150,000,000 non-refundable upfront payment upon execution, as well as potential future milestone payments of up to $825,000,000, based upon continued development progress ($250,000,000), regulatory progress ($225,000,000) and approval of the product in both the U.S. and the License Territory ($350,000,000). On April 11, 2013, the Company triggered a $50,000,000 milestone payment obligation from Janssen due to its achievement of one clinical milestone (see Note 11).
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
The collaboration with Janssen provides the Company with an annual cap of its share of collaboration costs and pre-tax commercialization profits/losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement. In the event that the Company's share of aggregate development costs in any given calendar year, together with any other amounts that become due from the Company, plus the Company's share of pre-tax loss (if any) for any calendar quarter in such calendar year, less the Company's share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the “Excess Amounts”) are funded by Janssen. Under the Agreement, total Excess Amounts plus interest may not exceed $225,000,000. The Company recognizes Excess Amounts as a reduction to operating expenses as the Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product.
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
The Company's share of costs incurred under the collaboration with Janssen for the three months ended March 31, 2013 was $24,869,000. For the three months ended March 31, 2013 and March 31, 2012, the Company did not recognize Excess Amounts because the total costs incurred under the collaboration for the calendar year to date as of March 31, 2013 and March 31, 2012 did not exceed the $50,000,000 annual cap.
As of March 31, 2013, total Excess Amounts of $18,191,000 (which comprises the cumulative amount funded by Janssen to-date of $18,125,000 and interest of $66,000) would become payable once the Company reaches a third profitable calendar quarter for the product.
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
For the three months ended March 31, 2013, the Company recognized development costs under the collaboration as a component of research and development expense of $38,463,000, partially offset by a $16,291,000 reduction for Janssen's share of expenses incurred during the period under the cost sharing arrangement. The Company also recognized certain general and administrative expenses, including marketing and patent costs, under the collaboration agreement as a component of general and administrative expense of $3,508,000 for the three months ended March 31, 2013, partially offset by a $811,000 reduction for Janssen's share of expenses incurred during the period under the cost sharing arrangement. Accounts receivable at March 31, 2013 included $17,102,000 due from Janssen in connection with the cost sharing arrangement. As of December 31, 2012, the Company had $26,617,000 receivable from Janssen, of which $8,492,000 was related to cost sharing and $18,125,000 was related to Excess Amounts.
Total revenue recognized with respect to the Company's worldwide collaboration and license agreement with Janssen consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012
License and milestone revenue	$—	$—
Collaboration services revenue	2,786	1,789
Total revenue	$2,786	$1,789

At March 31, 2013, approximately $67,714,000 was included in deferred revenue related to the Janssen committee and development services, of which $59,879,000 was included in deferred revenue non-current. At December 31, 2012, approximately $70,500,000 was included in deferred revenue related to the Janssen committee and development services, of which $62,562,000 was included in deferred revenue non-current.
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
Total revenue recognized with respect to the Company's collaboration and license agreement with Servier consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012
License and milestone revenue	$—	$—
Collaboration services revenue	40	63
Total	$40	$63

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
In connection with entering into the license agreement with Novo Nordisk, the Company received an upfront payment of $5,000,000 in October 2012. In addition, the Company may receive up to $55,000,000 based on the achievement of certain development, regulatory and sales milestones. Upon commercialization, the Company will also receive low single digit tiered royalties on Novo Nordisk's net sales of biopharmaceutical formulations utilizing the addition of PCI-27483. In connection with the agreement, during the three months ended December 31, 2012, Novo Nordisk purchased a preclinical supply of PCI-27483 in the amount of $803,000, of which $602,000 was recognized as revenue during the three months ended December 31, 2012 for supply delivered, where the right of return had elapsed and all four revenue criteria had been met. As of March 31, 2013, $201,000 of revenue was deferred related to the Company's sale of PCI-27483 to Novo Nordisk.
Celera Corporation
In April 2006, the Company acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business  (now Celera Corporation - a subsidiary of Quest Diagnostics

Incorporated). Future milestone payments under the agreement, as amended, could total as much as approximately $97,000,000, although the Company currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to the Company's HDAC inhibitor program and approximately one-third relates to the Company's Factor VIIa inhibitor program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. There were no milestone payments triggered either during the three months ended March 31, 2013 or the three months ended March 31, 2012 related to the Company's HDAC inhibitor or Factor VIIa inhibitor programs. In addition to the milestone payments, Celera will be entitled to single-digit royalty payments based on annual sales of drugs commercialized from the Company's HDAC inhibitor, Factor VIIa inhibitor and certain BTK inhibitor programs including ibrutinib.
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
The fair value of the Company's financial assets and liabilities is determined by using three levels of input which are defined as follows:
Level 1 - Quoted prices in active markets for identical assets or liabilities. At March 31, 2013, the Company's Level 1 assets were comprised of money market funds.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's short-term investments primarily utilize broker quotes in markets with infrequent transactions for valuation of these securities. At March 31, 2013, the Company's Level 2 assets were comprised of U.S. agency securities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At March 31, 2013, the Company did not hold any Level 3 assets.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The following is a summary of the Company's available-for-sale securities at March 31, 2013 and December 31, 2012, respectively (in thousands):

As of March 31, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. agency securities – FDIC insured	$8,725	$—	$(4)	$8,721
Total marketable securities	$8,725	$—	$(4)	$8,721

As of December 31, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. agency securities – FDIC insured	$9,685	$—	$(4)	$9,681
Total marketable securities	$9,685	$—	$(4)	$9,681

At March 31, 2013, the Company's marketable securities had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$8,725	$8,721
The following table sets forth the basis of fair value measurements for the Company's cash equivalents and available-for-sale securities as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
Money market funds	$135,416	$—	$—	$135,416
U.S. agency securities - FDIC insured	—	240	—	240
Marketable securities:
U.S. agency securities - FDIC insured	—	8,721	—	8,721
	$135,416	$8,961	$—	$144,377

	December 31, 2012
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
Money market funds	$137,856	$—	$—	$137,856
U.S. agency securities - FDIC insured	—	240	—	240
Marketable securities:
U.S. agency securities - FDIC insured	—	9,681	—	9,681
	$137,856	$9,921	$—	$147,777

Note 6 – Balance Sheet Components
Property and equipment, net, consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Equipment	$8,581	$8,523
Leasehold improvements	6,366	4,516
Furniture and fixtures	1,131	739
Construction in progress	1,870	1,192
	17,948	14,970
Less: Accumulated depreciation and amortization	(8,470)	(8,567)
	$9,478	$6,403

Accrued liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued clinical related	$7,937	$6,415
Accrued payroll and employee related expenses	5,728	2,934
Accrued contract manufacturing	3,615	3,126
Accrued marketing	1,107	—
Accrued outside services	1,047	1,115
Accrued other	4,121	1,532
	$23,555	$15,122

Deferred revenue consists of the following (in thousands):

Current portion:	March 31,	December 31,
	2013	2012
Deferred revenue related to Janssen	$7,835	$7,938
Deferred revenue related to Novo Nordisk	201	201
	$8,036	$8,139

Non-current portion:	March 31,	December 31,
	2013	2012
Deferred revenue from Janssen	$59,879	$62,562

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
For the three months ended March 31, 2013, the Company recorded an income tax benefit of $974,000, or an estimated annual effective tax rate for the tax year ended June 30, 2013 of approximately 2.5%. The Company recorded income tax benefit of $5,083,000, or an estimated annual effective tax rate for the tax year ended June 30, 2012 of 1.9%, for the three months ended March 31, 2012. The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to non-deductible expenses offset by the use of federal net operating loss carryovers that are not subject to any use limitations. Income tax benefit for the three months ended March 31, 2013 was primarily related to the reversal of previously recorded Federal Alternative Minimum Tax offset by foreign tax expense.
The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of the Company's deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that the Company will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether the Company will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets at both March 31, 2013 and December 31, 2012. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of March 31, 2013 and December 31, 2012, the Company had unrecognized tax positions of approximately $3,253,000 and $2,845,000, respectively, that, if recognized, would benefit its effective tax rate. The Company does not expect any material change to the unrecognized tax benefits during the next twelve months. The Company is unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.
The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically. In the event the Company receives an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of March 31, 2013, all tax years in the U.S. remain open due to the taxing authorities’ ability to adjust operating loss carry forwards.
During the three months ended March 31, 2013, the American Taxpayer Relief Act of 2012 was signed into law that reinstated the U.S. federal R&D tax credit retroactive to January 1, 2012. Because the law's effective enactment date is 2013, the impact to the Company of the reinstated credit were not recognized in 2012. The additional credits that will be reported within the 2013 consolidated financial statements will have no impact on operations due to the existence of a full valuation allowance on all deferred tax assets.
Note 8 – Related Party Transaction
The Company entered into a Consulting Agreement with Dr. Gwen Fyfe, a former member of its Board of Directors, prior to Dr. Fyfe joining its Board in December 2010. During the three months ended March 31, 2013, the Company did not make any payments to Dr. Fyfe for consulting services. During the three months ended March 31, 2012, the Company paid an insignificant amount to Dr. Fyfe for consulting services. In November 2011, the Company entered into an amendment (the “Amendment”) to the Consulting Agreement with Dr. Fyfe. The Amendment provided that Dr. Fyfe would receive a lump sum of $50,000 and that she will continue to provide limited consulting services to the Company for a period of two years. Payment of the $50,000 lump sum occurred in November 2011. In addition, the options to purchase 330,000 shares of the Company's common stock previously granted to Dr. Fyfe in connection with her consulting services continued to vest through November 30, 2011 and shall remain exercisable for a period of 2 years following the date of the Amendment. Dr. Fyfe did not stand for reelection at the Company's December 15, 2011 Annual Meeting of Stockholders. Options granted to Dr. Fyfe upon her initial election to the Board continued to vest through December 15, 2011; all such vested options and all additional options received by Dr. Fyfe in connection with her Board service shall remain exercisable for a period of three years from this date.
Note 9 – Commitments and Contingencies
Facilities Lease
As of March 31, 2013, the Company leases a total of 132,176 square feet under its facility lease agreements. Of the total square footage leased as of March 31, 2013, 79,776 square feet are leased under an operating lease that expires in November 2017, with an option to extend the lease term for an additional five years. As of March 31, 2013, the Company also leases 52,400 square feet, of which 32,000 square feet represents additional space that the Company exercised an option to lease during three months ended March 31, 2013, in a property adjacent to its existing corporate offices in Sunnyvale, California under an operating lease which expires in February 2023 and has an option to extend the lease term for an additional extend the term for an additional five years.
The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of March 31, 2013, the Company's future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal year	Operating Lease Commitments
2013 (remaining nine months)	$1,282
2014	2,023
2015	2,091
2016	2,277
2017	1,996
Thereafter	4,629
Total	$14,298
Purchase Commitments
The Company had non-cancelable purchase obligations for approximately $19,678,000 and $2,326,000 as of March 31, 2013 and December 31, 2012, respectively.
Excess Amounts under collaboration and license agreement with Janssen
The Company's worldwide collaboration and license agreement with Janssen provides the Company with an annual cap of its share of development costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement and any Excess Amounts are funded by Janssen. Janssen may recoup the Excess Amounts, together with interest from the Company's share of pre-tax profits (if any) in calendar quarters subsequent to its third profitable calendar quarter until the Excess Amounts and applicable interest has been fully repaid. As of March 31, 2013, total Excess Amounts of $18,191,000 (which comprises the cumulative amount funded by Janssen to-date of $18,125,000 and interest of $66,000) would become payable once the Company reaches a third profitable calendar quarter for the product (see Note 4).
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

Note 10 — Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance in connection with disclosures about offsetting assets and liabilities. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. The Company's adoption of ASU 2013-01 during the three months ended March 31, 2013 did not have a material effect on its condensed consolidated financial statements.
In January 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company's adoption of ASU 2013-02 during the quarter ended March 31, 2013 did not affect its results of operations or financial position.
Note 11 — Subsequent Events
Breakthrough Therapy Designation
On April 8, 2013, the Company announced that the U.S. Food and Drug Administration (FDA) granted a Breakthrough Therapy Designation for the Company's investigational oral agent ibrutinib as monotherapy for the treatment of chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) patients with deletion of the short arm of chromosome 17 (deletion 17p). Previously, in February 2013, the Company announced that it was granted the Breakthrough Therapy Designation for ibrutinib as a monotherapy for the treatment of patients with relapsed or refractory mantle cell lymphoma (MCL) and as a monotherapy for the treatment of patients with Waldenstrom's macroglobulinemia (WM), both of which are B-cell malignancies.
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
Milestone payment obligation from Janssen
On April 11, 2013, the Company announced that the fourth $50,000,000 milestone payment obligation from Janssen under the collaboration and license agreement had been triggered as a result of the enrollment of a fifth patient in its Phase III clinical trial of ibrutinib in a monotherapy trial using ibrutinib versus chlorambucil in elderly patients with newly diagnosed chronic lymphocytic leukemia/small lymphocytic leukemia (CLL/SLL). The Company will recognize this milestone payment from Janssen as milestone revenue during the three months ending June 30, 2013.

Item 2.                         Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the transition period ended December 31, 2012 and the year ended June 30, 2012 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Transition Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2013.
The following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events, such as our future clinical and product development, financial performance and regulatory review of our product candidates. Our actual results could differ materially from any future performance suggested in this report as a result of various factors, including those discussed elsewhere in this report, in our Transition Report on Form 10-K for the transition period ended December 31, 2012 and in our other Securities and Exchange Commission reports and filings. All forward-looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.
Change in Fiscal Year End
On November 14, 2012, the Board of Directors approved a change in the fiscal year end from June 30 to December 31, effective December 31, 2012. All references to "fiscal years", unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2012, ended on June 30, and beginning on January 1, 2013, ends on December 31, of each year.
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. Our corporate mission statement reads as follows:

To build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs; to identify promising product candidates based on exceptional scientific development and administrational expertise, develop our products in a rapid, cost-efficient manner and to pursue commercialization and/or development partners when and where appropriate. We exist to make a difference for the better and these are important times to do that.
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
During the fiscal year ended June 30, 2012, we exited the development stage, as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 915, "Development Stage Entities," with the signing of our first significant collaboration with Janssen Biotech, Inc. and its affiliates (“Janssen”) (See Note 4), from which we received our first significant revenue from principal operations, reflective that we are no longer in the development stage.
The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products, or partner collaborations, generate sufficient revenue to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our ability to achieve or sustain profitability in the future depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and commercialize our products.
Ibrutinib (also known as PCI-32765) - Bruton’s Tyrosine Kinase (“BTK”) Inhibitor for Oncology
Ibrutinib is an orally active selective irreversible inhibitor of BTK that we are developing for the treatment of patients with B-cell malignancies (lymphoma or leukemia). B-cell maturation is mediated by B-cell receptor (“BCR”) signal transduction and BTK is an essential part of the BCR signaling pathway. Recently, BTK has been demonstrated to affect a number of vital growth and survival processes in cancerous B-cells.
Ibrutinib Clinical Development Update
Our most recent clinical updates include the following:
At the American Association for Cancer Research ("AACR") Annual Meeting in April 2013 a Phase II study in high risk chronic lymphocytic leukemia ("CLL") subjects, sponsored by the National Heart, Lung and Blood Institute, was presented. This trial included an analysis of two CLL patient cohorts: the elderly, above 65 years of age, (n=24, of which 8 were treatment naive) and the high risk genetic group with a deletion of chromosome 17p (del 17p) (n=29, of which 15 were treatment naive). Many elderly patients with CLL are unable to tolerate aggressive therapies. Patients with deletion of chromosome 17p typically are poor responders to chemoimmunotherapy and have limited treatment options with no standard of care defined. Of all CLL patients enrolled in this trial, 72% had been characterized as Rai stage 3-4, indicating an advance stage, high risk patient population. The progression free survival probability for these patients at 12 months was estimated to be 94 percent. Most adverse events were mild and manageable and included diarrhea, fatigue and rash, severe events occurred in less than 13 percent of patients.
At the 2012 American Society of Hematology ("ASH") Annual Meeting in December 2012, we presented interim results of our Phase II study in relapse/refractory ("R/R") mantle cell lymphoma ("MCL") patients. This presentation showed an overall response rate ("ORR") in 110 evaluable MCL patients of 68%, including 22% complete responses ("CRs") and 46% partial responses (PRs), with an estimated median progression-free survival ("PFS") of 13.9 months. An analysis of a subset of 51 patients presented last year at ASH 2011 with longer follow up demonstrated an incremental improvement in the response rate over time. The ORR increased in this subset from 69% as reported at ASH in 2011 to an ORR of 75% as reported at ASH in 2012, with the CR rate increasing from 16% to 39% over the same period. The treatment emergent adverse events were consistent with safety data previously reported for ibrutinib monotherapy. The most common non-hematologic events were mild to moderate diarrhea and fatigue. The most common infections were respiratory. Severe adverse events were uncommon.
Updated data of our single agent Phase Ib/II study in treatment-naive and relapsed/refractory chronic lymphocytic leukemia/small lymphocytic lymphoma ("CLL/SLL") patients was also presented at ASH 2012. A multicenter, open-label, single agent Phase Ib/II study of ibrutinib monotherapy in either relapsed/refractory (n=85) or elderly treatment-naive (n=31) (65 years of age or older) CLL patients completed enrollment in July 2011. The study was designed to assess safety, tolerability, and efficacy of ibrutinib at two dose levels, 420 mg and 840 mg daily until progression or intolerability. The relapsed and refractory population contained a high risk subset (n=24), defined by patients who fail to respond or relapse within 24 months of chemoimmunotherapy. With a maximum follow up of 26 months, it was estimated that 96% of the treatment-naive and 75% of the relapsed-refractory, including high-risk, patients were without progression. Responses were independent of high risk genetic features that would predict poor outcome to standard chemotherapy. Continuous dosing was well tolerated with a reported lack of detrimental impact on immunoglobulins or hematologic parameters. Adverse events were predominantly Grade 2 or less in severity, with the most common being diarrhea, fatigue, upper respiratory tract infection, rash, nausea and arthralgias (joint pain).  The majority of events were managed with over the counter medicines and outpatient care. Grade 3 and Grade 4 hematologic events, neutropenia (low white cell counts) and thrombocytopenia (low platelet counts), potentially related to ibrutinib occurred in 12% of patients. Of the 31 treatment-naive patients on the trial at the time of the analysis, there was only 1 patient that had discontinued due to disease progression.
Additionally at ASH 2012, findings were presented from a Phase II, single-center trial with 40 high risk CLL patients treated with 420 mg/day ibrutinib in combination with rituximab, an anti-CD20 monoclonal antibody sponsored by the M.D. Anderson Cancer Center. The high risk patients had one of the following characteristics, all predictive of poor outcome to standard chemotherapy: deletion in chromosome 17p, mutation in the tumor suppressor gene TP53, deletion in chromosome 11q or relapse less than 36 months after chemo-immunotherapy. The results after a median follow-up of 4.8 months were notable in these difficult to treat patients, with an overall response rate of 83%. Treatment was well tolerated, no new safety signals were noted, with Grade 3/4 adverse events that were reported as largely unrelated to ibrutinib or the combination, such as neutropenia (low white blood cell count), fatigue, insomnia, and bone aches. The most common Grade 3/4 infection was pneumonia.
We previously reported at the 2012 American Society of Clinical Oncology (ASCO) Annual Meeting in June 2012,  results of Phase II combination studies that included ibrutinib. The PCYC-1109 study included a total of 27 patients with Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma/Prolymphocytic Leukemia (“CLL/SLL/PLL”) treated with ibrutinib (420 mg) was followed by concomitant ofatumumab with continued ibrutinib until progression. The combination was well tolerated, as indicated by reports that the majority of adverse events were Grades 1/2. No new safety signals were identified. At the time of the analysis for the CLL/SLL/PLL patients, the overall response rate, as measured by IWCLL criteria, and the progression free survival probability were both 100% at the median follow-up of 9.8 months. Cohorts evaluating other therapeutic sequences with ofatumumab and ibrutinib are currently underway and enrollment has been completed on this study.
Results were also reported on the Phase II Study PCYC-1108 which had enrolled a total of 33 relapsed or refractory CLL patients, 30 of which were treated with a combination of bendamustine and rituximab ("BR"); 37% were considered refractory (treatment free interval ≤ 12 mo) to a purine analog (e.g. fludarabine) containing regimen and 13% refractory to bendamustine. The combination therapy was well tolerated and there were no discontinuations due to adverse events. At the median follow-up of 8.1 months, the ORR was 93%, progression free survival probability was 90%. This study was further updated during the European Hematology Association Annual Congress in June of 2012 with analysis of a small subset of relapse patients who receive ibrutinib in combination with fludarabine/cyclophosphamide/rituximab ("FCR"). At the median follow-up of 8.5 months all three patients had achieved an objective response, with two patients achieving minimal residual disease negative (“MRD-Negative”) complete responses and at the time of analysis all patients remained progression free.
In relapsed/refractory CLL/SLL patients we initiated RESONATE™ (PCYC-1112), which is a randomized, multi-center, open-label, pivotal Phase III trial of ibrutinib as a monotherapy. The target enrollment of 350 patients was achieved on April 3, 2013 and the study was closed for further enrollment on April 18, 2013 with an additional 41 patients allowed to participate who were in the screening process. The primary endpoint of this study is to demonstrate a clinically significant improvement in progression-free survival when compared to ofatumumab.
In frontline newly diagnosed elderly CLL/SLL patients we initiated a Phase III trial RESONATE™ -2 (PCYC-1115/1116). This trial is a randomized, multicenter, open-label study of ibrutinib as a monotherapy versus chlorambucil in patients 65 years or older with treatment naïve CLL/SLL. The study design is under a Special Protocol Assessment ("SPA") with the FDA. The study is designed to demonstrate superiority of ibrutinib with the primary endpoint of progression-free survival ("PFS") when compared to chlorambucil. This global study is open and Pharmacyclics plans to enroll 272 patients worldwide.
We also initiated the RESONATE™-17 trial (PCYC-1117), which is a single-arm, multicenter, open-label Phase II trial using ibrutinib as a monotherapy in patients who have deletion 17p and who did not respond to or relapsed after at least one prior treatment (a high unmet need population). The primary endpoint of the study will be overall response rate. The key secondary endpoints will be duration of response and other measures of clinical benefit. This global study is open and Pharmacyclics plans to enroll 111 patients worldwide.
At the ASH 2012 Annual Meeting, Pharmacyclics and its investigators gave a multitude of presentations showing research and clinical results of using ibrutinib in a variety of other B-cell malignancies. Preliminary results were reported from a multicenter, open-label, Phase II study of ibrutinib in 70 relapsed/refractory diffuse large B-cell lymphoma ("DLBCL") patients, which either had the Activated B-cell ("ABC") subtype or the Germinal center B-cell ("GCB") subtype of DLBCL

(PCYC-1106). The ABC subtype growth and proliferation appears to be more driven by B-cell receptor signaling mechanism than the GCB subtype. The ORR in the heavily pre-treated population was 23% (16 of 70 patients).  Responses were primarily in the ABC subtype with 12 of 29 patients (41%) responding (5 complete responses and 7 partial responses). In the 20 GCB patients only 1 patient (5%) had a partial response. This study supports the use of ABC DLBCL molecular subtyping as a biomarker for selection of patients for future ibrutinib studies. The safety profile was consistent with previous studies, with most common Grade 1/2 events gastrointestinal and fatigue.
At the ASH 2012 Annual Meeting, long term results on 16 relapsed/refractory evaluable follicular lymphoma ("FL") patients dosed with ibrutinib as monotherapy from the Phase I study (PCYC-04753) were presented. Patients were heavily pretreated with a median of 3 prior therapies and 44% had high-risk Follicular Lymphoma International Prognostic Index scores. The ORR in 16 subjects was 44% with 3 CRs and 4 PRs. For patients treated at greater or equal 5 mg/kg (n=9) the median PFS was reported as 19.6 months with an ORR=56%. The drug was well tolerated with no apparent cumulative toxicity upon extended dosing in this study.
At the ASH 2012 Annual Meeting, we also presented clinical results and biomarker studies on 13 multiple myeloma ("MM") patients accrued in the first cohort where ibrutinib was dosed as a monotherapy at 420 mg. Patients were heavily pretreated, with a median of 4 prior therapies (range 2 to 10). All patients previously had prior exposure to bortezomib, lenalidomide, and dexamethasone or prednisone and 92% had progressed following stem cell transplant. A total of 39% of the patients had deletion of chromosome 17p ("del 17p").  Signals of biologic and clinical activity were observed. Reductions in paraprotein of at least 50% were reported in 3 patients on ibrutinib monotherapy, and one patient went on to have a confirmed PR following addition of dexamethasone.  As anticipated from pre-clinical studies, decreases of several biomarkers of bone metabolism, angiogenesis and chemotaxis were observed following the start of treatment. The most common treatment related adverse events were Grade 1/2 nausea and diarrhea. We have expanded the study to explore ibrutinib administration of a dose of 560 and 840 mg in combination with dexamethasone.
Waldenstrom's macroglobulinemia ("WM") is a subtype of lymphoplasmacytic lymphoma, and is considered an indolent B-cell malignancy. Pharmacyclics evaluated long-term data of WM patients from its Phase I study (PCYC-04753) which the Company initiated in February 2009. The Company observed objective responses in 3 of 4 patients. This early development led to a collaboration with Dr. Treon at the Dana Farber Cancer Institute in Boston. A preliminary look at the data demonstrated early onset of activity, and it appears that BTK is a key driver in the pathophysiology of Waldenstrom's disease. This study is continuing to enroll patients.
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
As of March 31, 2013, our partner Janssen has initiated, amongst others, the following studies:

•
Phase III study of ibrutinib in combination with bendamustine and rituximab in patients with R/R CLL/SLL, HELIOS (CLL3001). This trial is a randomized, multi-center, double blinded, placebo controlled trial of ibrutinib in combination with bendamustine and rituximab in R/R CLL/SLL patients who received at least one line of prior systemic therapy. The primary endpoint of the study is to demonstrate a clinically significant improvement in progression-free survival when compared to bendamustine and rituximab. This global study, conducted by Janssen, is open and Janssen plans to enroll 580 patients worldwide.

•
Phase III study of ibrutinib versus temsirolimus in R/R MCL patients, RAY (MCL3001). This trial is a randomized, multi-center, open-label trial of ibrutinib as a monotherapy versus temsirolimus in R/R MCL patients who received at least one prior rituximab-containing chemotherapy regimen. The primary endpoint of the study is progression free survival when compared to temsirolimus. This global study, conducted by Janssen outside the US, is open and Janssen plans to enroll 280 patients.

•
Phase III study of ibrutinib in combination with bendamustine and rituximab in patients with newly diagnosed MCL, SHINE (MCL3002). This trial is a randomized, multi-center, double-blinded, placebo-controlled trial of ibrutinib plus bendamustine and rituximab versus placebo plus bendamustine and rituximab in subjects with newly diagnosed MCL. The primary endpoint of the study is progression free survival when compared to bendamustine and rituximab. Janssen plans to enroll 520 patients in this study.

•
Phase II study of ibrutinib in patients with R/R MCL who progress after bortezomib therapy, SPARK (MCL2001). This is a single-arm, multi-center trial of ibrutinib as a monotherapy in R/R MCL patients who received at least one prior rituximab-containing chemotherapy regimen and who progressed after bortezomib therapy. The primary endpoint of the study is overall response rate, which is scheduled to be evaluated 6 months from the completion of enrollment. This global study, conducted by Janssen has completed enrollment of the planned 110 patients in April 2013.

•
Phase II study of ibrutinib in subjects with R/R follicular lymphoma (FLR2002). This is a multi-center, global study of ibrutinib in patients with chemoimmunotherapy-resistant FL, whose disease has relapsed from at least 2 prior lines of therapy, including at least 1 rituximab combination chemotherapy regimen. The primary endpoint of this study is objective response rate. This global study, conducted by Janssen, was opened in Q1'2013 and Janssen plans to enroll 110 patients.

•
Phase Ib/II dose escalating study of ibrutinib in combination with R-CHOP in patients with newly diagnosed CD20 positive B-cell Non Hodgkin Lymphoma (DLBCL, MCL, FL). The purpose of this study is to identify a safe and tolerable dose of ibrutinib in combination with R-CHOP; with an expansion in patients with DLBCL. This global, multi-center study, conducted by Janssen, is planned to enroll 33 patients.

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
On February 12, 2013, we announced that the U.S. Food and Drug Administration ("FDA") granted Breakthrough Therapy Designation to our investigational oral agent ibrutinib monotherapy for the treatment of patients with R/R MCL and to ibrutinib monotherapy for the treatment of patients with WM, both of which are B-cell malignancies. On April 8, 2013, we announced that the FDA granted an additional Breakthrough Therapy Designation for the investigational oral agent ibrutinib as monotherapy for the treatment of CLL or SLL patients with deletion of the short arm of chromosome 17 (deletion 17p).
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

Factor VIIa PCI-27483 Clinical Development Update
A multicenter Phase I/II of PCI-27483, in patients with locally advanced or metastatic pancreatic cancer that are either receiving or are planned to receive gemcitabine therapy, has completed enrollment after a total of 42 patients enrolled. The Phase II portion of the study randomized patients to receive either gemcitabine alone or gemcitabine plus PCI-27483 (1.2 mg/kg twice daily). The objectives are to assess the safety of FVIIa Inhibitor PCI-27483 at pharmacologically active dose levels, to assess potential inhibition of tumor progression and to obtain initial information of the effects on the incidence of thromboembolic events. Data is expected to be published in the ASCO 2013 proceedings. Pharmacyclics is evaluating other alternatives for development of this agent.
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
Abexinostat has been tested in several clinical trials in the U.S. by Pharmacyclics and globally by our partner Servier. In the U.S., Pharmacyclics has completed two Phase I studies using abexinostat as a single agent in patients with advanced solid tumors, a Phase I/II trial testing abexinostat single agent in patients with relapsed or refractory NHL and a Phase I trial in soft-tissue sarcoma patients (in combination with doxorubicin, an anti-tumor agent) co-sponsored by the Massachusetts General Hospital and Dana-Farber Cancer Institute. The results from the Phase II portion of the single agent NHL trial were presented in an oral presentation at the ASH 2012 Annual Meeting in Atlanta, and is expected to be updated in an oral presentation at the 12th International Conference on Malignant Lymphoma (ICML) in Lugano, Switzerland. In this trial,16 patients in multiply relapsed follicular lymphoma and 14 patients in relapsed mantle cell lymphoma were enrolled. Of the 14 evaluable patients in the follicular arm, one CR and 8 PRs were recorded for an ORR of 64%. 12 of the 14 patients (86%) had reductions in tumor burden with 5 patients achieving >75% reduction in tumor size. The responses were durable, with 89% of the follicular patients on study >8 months and 4 patients for >17 months. The median duration of response was 13 months and the median progression-free survival has not yet been reached. In the mantle cell arm, 3 PRs were seen for an ORR of 27%. The overall response rate across both arms was 48%. Abexinostat was well tolerated, with a safety profile consistent with this class of agents, < 20% Grade 3 or greater cytopenia (primarily platelets) reported. The results from the sarcoma trial were presented at the annual meeting of the Connective Tissue Oncology Society in November 2012 in Prague, Czech Republic and updated at the AACR Annual Meeting in April 2013. In this trial, the Phase I dose escalation has been completed with 22 patients enrolled. In the 17 patients evaluable for radiological response, 1 PR and 11 SD were noted. The clinical benefit was durable with seven patients completing 5 or more cycles and 2 completing 10 cycles (each cycle is 21 days). The toxicities for the combination were manageable and consistent for these agents, and the maximum tolerated dose in combination with doxorubicin was established. A Phase I dose escalation Investigator-sponsored trial of abexinostat in combination with the multi-targeted tyrosine kinase inhibitor pazopanib has been initiated at the University of California, San Francisco. Our collaboration partner for ex-U.S. markets, Servier, has initiated ten Phase I/II trials in Europe and Asia in lymphomas and solid tumors with abexinostat as single agent and in combination with other chemotherapeutic agents including cisplatin, liposomal doxorubicin and FOLFOX. Data on single agent abexinostat in NHL was presented as a poster at ASH. Further analysis of these trials and any updates may be released by Servier.
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
Results of Operations
Revenue (in thousands):

	Three Months Ended
	March 31,		Percent
	2013	2012	Change
License and milestone revenue	$—	$—	—%
Collaboration services revenue	2,846	1,927	48%
Total revenue	$2,846	$1,927	48%

For the three months ended March 31, 2013, total revenue increased by $919,000 or 48% compared to the three months ended March 31, 2012 primarily due to an increase in development costs under the collaboration with Janssen which increases the amount of deferred revenue recognized.
For the three months ended March 31, 2013, total collaboration services revenue related to the collaboration agreement with Janssen was $2,786,000, compared to $1,789,000 for the three months ended March 31, 2012. As of March 31, 2013, approximately $67,714,000 was included in deferred revenue related to the committee and development services under the agreement with Janssen, of which $59,879,000 was included in deferred revenue non-current. At the inception of the collaboration agreement with Janssen, the $14,982,000 and $64,413,000 that was allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively.
Research and Development (in thousands):

	Three Months Ended		Percent
	March 31,		Change
	2013	2012
Research and development	$35,784	$15,828	126%
The increase of 126% or $19,956,000 in research and development costs for the three months ended March 31, 2013, as compared with the three months ended March 31, 2012, is primarily due to an $8,485,000 increase in stock-based compensation expense (primarily due to the timing and accounting of grants for performance-based stock options, an increase in the our stock price resulting in a higher fair value for options granted and the growth in our employee base), an $8,240,000 increase in third party clinical trial costs largely attributable to costs associated with the expansion of our BTK program and increased enrollment in our clinical trials and an $8,156,000 increase in payroll and related expenses due to higher headcount. Partially offsetting these increases was a $4,810,000 increase in the reduction to research and development costs attributable to the Janssen development cost share for the quarter ended March 31, 2013 (see Note 4 to the condensed consolidated financial statements).
Average research and development headcount increased from 73 to 190 in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. In the near term, we expect to hire additional research and development employees, as well as incur costs under our collaboration agreements as we continue to invest in the development of our products (see Note 4 to our condensed consolidated financial statements). Accordingly, we expect that our research and development expenses will continue to increase.
Research and development costs are identified as either directly attributed to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist of personnel costs directly associated with a program, preclinical study costs, clinical trial costs, and related clinical drug and manufacturing costs, drug formulation costs, contract services and other research expenditures. Indirect costs consist of personnel costs not directly associated with a program, overhead and facility costs and other support service expenses. The following table summarizes our principal product development initiatives, including the related stages of development for each product, the direct costs attributable to each product and total indirect costs for each respective period. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see Item 1A, Risk Factors and the Risk Factors discussed in our Transition Report on Form 10-K for the transition period ended December 31, 2012.
Direct costs by program and indirect costs are as follows (in thousands):

				Related R&D Expenses
				Three Months Ended March 31,
Product	Description	Phase of Development	Estimated Completion of Phase	2013	2012
BTK Inhibitors	Cancer/autoimmune	Phase I/II/III, Pre-Clinical	Unknown	$19,831	$10,621
HDAC Inhibitors	Cancer	Phase I/II	Unknown	518	380
Factor VIIa Inhibitor	Cancer	Phase I/II	Unknown	145	417
	Total direct costs			20,494	11,418
	Indirect costs			15,290	4,410
	Total research and development costs			$35,784	$15,828
General and Administrative (in thousands):

	Three Months Ended		Percent
	March 31,		Change
	2013	2012
General and administrative expenses	$20,026	$4,061	393%
General and administrative costs increased by 393% or $15,965,000 in the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase was primarily due to a $11,600,000 increased in stock-based compensation expense (primarily due to the timing and accounting of grants for performance-based stock options, an increase in our stock price resulting in a higher fair value for options granted and the growth in the our employee base), a $2,488,000 increase in marketing related expenses and a $1,863,000 increase in payroll and related expenses due to higher headcount. Partially offsetting these increases was a $760,000 increase in the reduction to general and administrative costs attributable to the Janssen development cost share (see Note 4 to the condensed consolidated financial statements). Average general and administrative headcount increased from 13 to 57 in the three months ended three months ended March 31, 2013 compared to the three months ended March 31, 2012.
Income tax benefit (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Income tax benefit	$(974)	$(5,083)
For the three months ended March 31, 2013, we recorded an income tax benefit of $974,000, or an estimated annual effective tax rate for the tax year ended June 30, 2013 of approximately 2.5%. We recorded an income tax benefit of $5,083,000, or an estimated annual effective tax rate for the tax year ended June 30, 2012 of 1.9%, for the three months ended March 31, 2012. The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to non-deductible expenses offset by the use of federal net operating loss carryovers that are not subject to any use limitations. Income tax benefit for the three months ended March 31, 2013 was primarily related to the reversal of previously recorded Federal Alternative Minimum Tax offset by foreign tax expense.
Liquidity and Capital Resources
Our principal sources of working capital have been private and public equity financings as well as proceeds from collaborative research and development agreements. At March 31, 2013, we had $511,247,000 in cash, cash equivalents and marketable securities.
Net cash used in operating activities of $7,064,000 during the three months ended March 31, 2013 primarily consisted of net loss of $51,911,000 for the three months ended March 31, 2013, adjusted by $23,578,000 for stock-based compensation expense, a $9,535,000 decrease in accounts receivable, a $9,881,000 increase in accounts payable, and a $8,252,000 increase in accrued liabilities. These increases in cash flows from operating activities were partially offset by a $2,786,000 decrease in deferred revenue and a $2,725,000 increase in prepaid expenses and other assets. The decrease in accounts receivable was primarily due to a decrease in receivables from Janssen. The increase in accounts payable and accrued liabilities was primarily due to increased costs related to our clinical trials activities. The increase in prepaid expenses and other assets was primarily due to deposits paid during the period. For the three months ended March 31, 2012, net cash used in operating activities of $25,410,000 primarily consisted of the net loss of $12,823,000, adjusted by $3,485,000 for stock-based compensation expense, an $11,670,000 increase in accounts receivable primarily from Janssen for its share of costs under the cost sharing agreement and a $5,323,000 decrease in income taxes payable.
Net cash used in investing activities of $1,127,000 for the three months ended March 31, 2013 consisted primarily of $2,087,000 used to purchase property and equipment and $1,920,000 of proceeds from the maturities of marketable securities, partially offset by $1,200,000 used to purchase marketable securities. For the three months ended March 31, 2012, net cash provided by investing activities was $8,033,000 and consisted primarily of $8,625,000 of proceeds from maturities of marketable securities.
Net cash provided by financing activities of $203,284,000 for the three months ended March 31, 2013 consisted primarily of $201,023,000 of net proceeds from the issuance of shares in a public stock offering and $2,261,000 of proceeds from the issuance of common stock upon the exercise of stock options. For the three months ended March 31, 2012, cash provided by financing activities of $632,000 consisted primarily of $1,479,000 of proceeds from the issuance of common stock upon the exercise of stock options, partially offset by $847,000 paid for common stock offering costs.
In March 2013, we sold 2,200,000 shares of our common stock in an underwritten public offering at $94.20 per share for net proceeds of $201,023,000 after deducting expenses of the offering. The closing of the offering took place on March 13, 2013. We intend to use the net proceeds from this offering to accelerate commercial readiness for ibrutinib, to advance our clinical pipeline, including expanding clinical development of ibrutinib in additional indications, to evaluate strategic opportunities to potentially add synergistic assets and for general corporate purposes.
In December 2011, we received a $150,000,000 upfront payment from our collaboration and license agreement with Janssen. The collaboration and license agreement provided us with the potential to receive future milestone payments of up to $825,000,000, of which the three milestone payment obligations from Janssen of $50,000,000 each were triggered prior to the three months ended March 31, 2013. Additionally, a fourth milestone payment obligation from Janssen of $50,000,000 was triggered on April 11, 2013 (see Note 11 to the condensed consolidated financial statements). We may receive up to an additional $625,000,000 in development and regulatory milestone payments; for total potential upfront and milestone payments of $975,000,000. However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved.
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
Contractual Obligations
The following table summarizes our primary non-cancelable contractual obligations as of March 31, 2013 (in thousands):

	Payments due by Period
Contractual Obligations	Total	Remaining nine months	2014	2015	2016	2017	Thereafter
Operating lease obligations	$14,298	$1,282	$2,023	$2,091	$2,277	$1,996	$4,629
Purchase commitments (1)	19,678	19,678	—	—	—	—	—
Total	$33,976	$20,960	$2,023	$2,091	$2,277	$1,996	$4,629
(1) Purchase commitments primarily consist of non-cancelable orders related to the expansion of our contract manufacturing facility, orders to purchase drug manufacturing equipment and other non-cancelable orders for contract manufacturing.
Off-Balance Sheet Arrangements
None
Critical Accounting Policies, Estimates and Judgments
There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2013, compared with the disclosures in Part II, Item 7 of our Transition Report on Form 10-K for the transition period ended December 31, 2012.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance in connection with disclosures about offsetting assets and liabilities. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. Our adoption of ASU 2013-01 during the three months ended March 31, 2013 did not have a material effect on our condensed consolidated financial statements.
In January 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. Our adoption of ASU 2013-02 during the quarter ended March 31, 2013 did not affect our results of operations or financial position.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There was no significant change in our exposure to market risk since December 31, 2012.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of

1934, as of the end of the first fiscal quarter of 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President, Finance. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President, Finance have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Executive Vice President, Finance, as appropriate to allow timely decisions regarding required disclosure.
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

Any regulatory approval that we receive for a product candidate may be subject to limitations on the indicated uses for which the product may be marketed. In addition, if the FDA and/or foreign regulatory agencies approve any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion of the product will be subject to extensive regulatory requirements. We and the manufacturers of our product candidates must also comply with the applicable FDA Good Manufacturing Practice (“GMP”) regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be approved before they can be used in commercial manufacturing of our products. We or our present or future suppliers may be unable to comply with the applicable GMP regulations and other FDA regulatory requirements. Failure of our suppliers to follow current GMP practice or other regulatory requirements may lead to significant delays in the availability of products for commercial or clinical use and could subject us to fines, injunctions and civil penalties.
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
Breakthrough Therapy Designation for our investigational oral agent ibrutinib monotherapy for the treatment of patients with relapsed or refractory mantle cell lymphoma (MCL), ibrutinib monotherapy for the treatment of patients with Waldenström's macroglobulinemia (WM), ibrutinib as monotherapy for the treatment of chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) patients with deletion of the short arm of chromosome 17 (deletion 17p), or any other potential product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.
If a drug is intended for the treatment of a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development, the FDA may grant a Breakthrough Therapy Designation.  Marketing applications filed with the FDA by sponsors of products with a Breakthrough Therapy Designation are intended to facilitate the development, and expedite the review of such drugs, but the Breakthrough Therapy Designation does not assure any such qualification or ultimate marketing approval by the FDA. The previous receipt of a Breakthrough Therapy Designation for the development of our investigational oral agent ibrutinib monotherapy for the treatment of patients with relapsed or refractory mantle cell lymphoma (MCL), to ibrutinib monotherapy for the treatment of patients with Waldenström's macroglobulinemia (WM), to ibrutinib as monotherapy for the treatment of chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) patients with deletion of the short arm of chromosome 17 (deletion 17p) and any future designation for any other potential product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Breakthrough Therapy Designation at any time. We may seek a Breakthrough Therapy Designation for other of our product candidates, but the FDA may not grant this status to any of our proposed product candidates.
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
The strength of our pipeline of drug candidates and potential drug candidates will depend in large part upon the outcomes of our ongoing and planned Phase II and Phase III clinical trials. Findings, including toxicology findings, in nonclinical studies conducted concurrently with clinical trials as well as results of our clinical trials could lead to abrupt changes in our development activities, including the possible cessation of development activities associated with a particular drug candidate or program, including our BTK inhibitor ibrutinib (PCI-32765). Furthermore, results from our clinical trials may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval of a drug candidate.
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
We have incurred significant operating losses since our inception in 1991 and, as of March 31, 2013, had an accumulated deficit of $335,517,000. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenue to cover our expenses. Our product candidates are in various stages of development and the commercialization of those products may not occur. To date, we have not generated any commercial revenue from the sale of our products. Our sustaining profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products.
Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will harm our business.
Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt of regulatory approvals for the desired indications, and the acceptance by physicians and patients of the clinical benefits that our products may offer;

•	the establishment and demonstration in the medical community of the safety, clinical efficacy and cost-effectiveness of our products and their potential advantages over existing therapeutic products;

•	marketing and distribution support;

•	the introduction, market penetration and pricing strategies of competing and future products;

•	coverage and reimbursement policies of governmental and other third- party payers such as insurance companies, health maintenance organizations and other plan administrators; and

•	physicians, patients, payers or the medical community in general may be unwilling to accept, purchase, utilize or recommend any of our products.
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
We have a number of patents and patent applications related to our compounds but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will issue as patents. Even if patents are issued and maintained, these patents may not be of adequate scope to benefit us, or may be held invalid and unenforceable against third parties. In addition, if we breach our agreements with our licensors and do not cure such breaches, we may lose rights under patents and other intellectual property licensed to us. Moreover, if our agreement with Celera is terminated by Celera under certain circumstances, our rights in our intellectual property acquired from Celera, including that related to ibrutinib, would revert to Celera and we would lose our right to commercialize such intellectual property.
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
If we infringe the patents of others, we may be prevented from commercializing our products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. We own patents that claim our BTK inhibitor ibrutinib as a chemical entity. However, the existence of issued patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to patents which they may claim could be used to prevent or attempt to prevent us from commercializing our patented product candidates. If these other parties are successful in obtaining valid and enforceable patents, and establishing our infringement of those patents, we could be prevented from selling our BTK inhibitor ibrutinib or any of our other products unless we were able to obtain a license under such patents. If any license is needed it may not be available on commercially reasonable terms or at all. For example, we are aware of a third party patent application that contains claims covering a method of treating malignancies using a certain class of compounds that may encompass certain of our products, including ibrutinib. In the event that such claims are included in a patent granted on such patent application, we could be prevented from commercializing any such products for the treatment of malignancies unless we obtain sufficient rights under such patent from the patent owner or successfully challenge the validity and/or enforceability of such patent. Patents in the United States issue with a presumption of validity and enforceability and, therefore, there can be no assurance that any such challenge would be successful.
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
Pursuant to the terms of our collaboration and licensing agreement with Janssen, we granted Janssen a license to co-develop (with us) our BTK Inhibitor ibrutinib globally, to co-commercialize it (with us) in the United States, and to exclusively commercialize it outside of the United States, in each case for all non-immunology related indications. Under a global development plan, each party will be responsible for conducting certain clinical trials. The agreement includes a cost sharing arrangement for associated development activities. Except in certain cases, in general Janssen is responsible for approximately 60% of collaboration costs and we are responsible for the remaining 40% of collaboration costs. Upon commercialization, profits and losses will be shared 50/50.
The collaboration with Janssen provides us with an annual cap of our share of collaboration costs and pre-tax commercialization profits/losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement. In the event that our share of aggregate development costs in any given calendar year, together with any other amounts that become due from us, plus our share of pre-tax loss (if any) for any calendar quarter in such calendar year, less our share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the “Excess Amounts”) are funded by Janssen. Under the Agreement, total Excess Amounts plus interest may not exceed $225,000,000. As of March 31, 2013, total Excess Amounts were $18,191,000 (which comprises the cumulative amount funded by Janssen to-date of $18,125,000 and interest of $66,000). We cannot reasonably predict the amount and timing of potential future commitments under the Janssen collaboration and license agreement, including Excess Amounts, as the payments are contingent upon future events. See Note 4 to the condensed consolidated financial statements for more information about our collaboration and licensing agreement with Janssen.
We have limited control over the development or commercialization costs incurred by Janssen, and limited control over the implementation of development and commercial activities performed by them. Our costs and revenue are therefore tied to efforts made by ourselves and Janssen in developing and marketing our product. We have limited control over the amount of time and effort Janssen will devote to the development, manufacturing and commercialization of our BTK Inhibitor ibrutinib, and very limited control over the manner in which Janssen conducts its business with regard to obtaining regulatory and other approvals and commercializing the product, especially outside the United States. Accordingly, our revenue and financial position may be adversely affected if Janssen does not dedicate sufficient time to the development and commercialization of the BTK Inhibitor ibrutinib, fails to obtain regulatory approvals, or otherwise fails to comply with its obligations under the agreement.
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
We may have difficulty finding another collaboration partner on favorable terms if Janssen terminates our agreement. We might not be able to raise capital on our own. We do not have sufficient skilled personnel develop or market BTK Inhibitor ibrutinib. As we currently lack the resources to properly develop, market and commercialize the BTK Inhibitor ibrutinib, we may be unable to continue to develop the BTK Inhibitor ibrutinib without the continued assistance of Janssen.
We rely heavily on third parties for product and clinical development of our products.
We currently depend heavily and will continue to depend heavily in the future on third parties for support in product development and clinical development of our products. The termination of a significant number of our existing collaborative arrangements, or our inability to establish and maintain collaborative arrangements could have a material adverse effect on our ability to complete clinical development of our products. Given our limited resources, it may be necessary to establish partnerships with other pharmaceutical companies that have greater financial and technical resources in order to successfully develop and commercialize our products. Although we have entered into a global strategic alliance with Servier related to the research, development, and commercialization of abexinostat (formerly known as PCI-24781), there is no assurance that any additional collaborations can be entered into, and if entered into, such collaborations may require us to relinquish product rights that could affect the financial success of these products.
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

•
if we need to change to other commercial manufacturing contractors, there is no guarantee that we will be able to locate a suitable replacement contractor. The FDA and comparable foreign regulators must approve these contractors prior to our use. This would require new testing and compliance inspections. The new manufacturers would have to demonstrate substantially equivalent processes for the production of our products;

•
our current manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand; and

•	any disruption of the ability of our manufacturing contractors to supply necessary quantities of our products could have a material adverse effect on our ability to support our operations.

•	our current manufacturers may have insufficient capacity to support our requirements in the event of an increase in market demand.
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
The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the period beginning January 1, 2011 and ending March 31, 2013, the sales price for one share of our common stock reached a high closing price of $94.20 per share and a low closing price of $4.88 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

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
Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of medical services and products, may result in inadequate coverage of and reimbursement for our products. Many third-party payers, including in particular HMOs, are pursuing various ways to reduce pharmaceutical costs, including, for instance, the use of formularies. The market for our products depends on access to such formularies, which are lists of medications for which third-party payers provide reimbursement. These formularies are increasingly restricted, and pharmaceutical companies face significant competition in their efforts to place their products on formularies of HMOs and other third-party payers. This increased competition has led to a downward pricing pressure in the industry. The cost containment measures that third-party payers are instituting could have a material adverse effect on our ability to operate profitably.
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

Pharmacyclics, Inc.

(Registrant)

Dated: May 7, 2013	By:	/s/ ROBERT W. DUGGAN
Robert W. Duggan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2013	By:	/s/ JOSHUA T. BRUMM
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