Form 10-Q
period 2013-06-30
PHARMACYCLICS INC
filed 2013-08-08
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 1, 2013 there were 73,148,992 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

PHARMACYCLICS, INC.
Form 10-Q

PART I.                       FINANCIAL INFORMATION

Item 1.                         Financial Statements
PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$494,154	$307,433
Marketable securities	10,830	9,681
Accounts receivable	37,408	26,697
Prepaid expenses and other current assets	10,760	2,681
Total current assets	553,152	346,492
Property and equipment, net	14,217	6,403
Other assets	3,276	2,234
Total assets	$570,645	$355,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,501	$4,607
Accrued liabilities	41,196	15,122
Income tax payable	—	1,389
Deferred revenue - current portion	7,680	8,139
Total current liabilities	52,377	29,257
Deferred revenue - non-current portion	55,605	62,562
Deferred rent	800	784
Total liabilities	108,782	92,603
Commitments and contingencies (Notes 4 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; shares issued and outstanding 73,143,888 and 70,216,386 at June 30, 2013 and December 31, 2012, respectively	7	7
Additional paid-in capital	785,037	546,129
Accumulated other comprehensive loss	(15)	(4)
Accumulated deficit	(323,166)	(283,606)
Total stockholders’ equity	461,863	262,526
Total liabilities and stockholders’ equity	$570,645	$355,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
License and milestone revenue	$50,000	$—	$50,000	$—
Collaboration services revenue	4,684	2,123	7,530	4,050
Total revenue	54,684	2,123	57,530	4,050
Operating expenses:
Research and development	45,300	15,385	81,084	31,213
Less: Excess Amounts related to Research and development (See Note 4)	(17,377)	—	(17,377)	—
Research and development, net	27,923	15,385	63,707	31,213
General and administrative	17,736	4,220	37,762	8,281
Less: Excess Amounts related to General and administrative (See Note 4)	(3,006)	—	(3,006)
General and administrative, net	14,730	4,220	34,756	8,281
Total operating expenses	42,653	19,605	98,463	39,494
Income (loss) from operations	12,031	(17,482)	(40,933)	(35,444)
Interest income	110	49	186	110
Other expense, net	(133)	(2)	(130)	(7)
Income (loss) before income taxes	12,008	(17,435)	(40,877)	(35,341)
Income tax benefit	(343)	(529)	(1,317)	(5,612)
Net income (loss)	$12,351	$(16,906)	$(39,560)	$(29,729)
Net income (loss) per share:
Basic	$0.17	$(0.24)	$(0.55)	$(0.43)
Diluted	$0.16	$(0.24)	$(0.55)	$(0.43)
Weighted average shares used to compute net income (loss) per share:
Basic	72,953	69,081	71,948	68,965
Diluted	77,194	69,081	71,948	68,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Comprehensive income (loss), net of taxes
Net income (loss)	$12,351	$(16,906)	$(39,560)	$(29,729)
Change in unrealized loss on marketable securities	(11)	(9)	(11)	(2)
Comprehensive income (loss)	$12,340	$(16,915)	$(39,571)	$(29,731)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(39,560)	$(29,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	878	350
Amortization of premium on marketable securities, net	—	4
Stock-based compensation expense	30,439	5,333
Loss on property and equipment	117	1
Changes in assets and liabilities:
Accounts receivable	(10,711)	(4,753)
Prepaid expenses and other assets	(9,608)	(2,350)
Accounts payable	(638)	3,022
Accrued liabilities	24,746	(347)
Income taxes payable	(1,389)	(5,651)
Deferred revenue	(7,416)	(3,837)
Deferred rent	16	140
Net cash used in operating activities	(13,126)	(37,817)
Cash flows from investing activities:
Purchase of property and equipment	(7,950)	(1,665)
Proceeds from sale of property and equipment	—	12
Purchase of marketable securities	(8,080)	(5,720)
Proceeds from sales of marketable securities	240	—
Proceeds from maturities of marketable securities	6,680	10,119
Net cash (used in) provided by investing activities	(9,110)	2,746
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	201,023	(847)
Proceeds from exercise of stock options and stock purchase rights	7,934	3,600
Net cash provided by financing activities	208,957	2,753
Increase (decrease) in cash and cash equivalents	186,721	(32,318)
Cash and cash equivalents at beginning of period	307,433	230,214
Cash and cash equivalents at end of period	$494,154	$197,896
Supplemental disclosure of non-cash investing and financing activities:
Receivable for stock option exercises	$—	$167
Property and equipment purchases included in Accounts payable and Accrued liabilities	$1,897	$143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
Company Overview
Pharmacyclics, Inc. (the "Company" or "Pharmacyclics") is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. The Company's mission and goal is: To build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs; and to identify promising product candidates based on exceptional scientific development and administrational expertise, develop its products in a rapid, cost-efficient manner and to pursue commercialization and/or development partners when and where appropriate.
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
During the fiscal year ended June 30, 2012, the Company exited the development stage, as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 915, "Development Stage Entities," with the signing of the first significant collaboration with Janssen Biotech, Inc. and its affiliates (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson (See Note 4), from which the Company received its first significant revenue from principal operations, reflective that the Company is no longer in the development stage.
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
Concentration of credit risk
As of June 30, 2013, the Company's accounts receivable balance of $37,408,000 was primarily comprised of $37,333,000 due from Janssen associated with the reimbursement of certain costs under the collaboration agreement (See Note 4).
Reclassifications
Certain amounts within the condensed consolidated balance sheet for the prior period were reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position.
Note 2 - Basic and Diluted Net Income (Loss) Per Share
 Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, including performance-based stock options for which performance criteria have been achieved, and shares to be purchased under the employee stock purchase plan. The dilutive effect of potentially dilutive securities is reflected in diluted net income per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock can result in a greater dilutive effect from potentially dilutive securities.
The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$12,351	$(16,906)	$(39,560)	$(29,729)
Denominator:
Weighted average common shares - basic	72,953	69,081	71,948	68,965
Effect of dilutive securities:
Employee stock options	4,173	—	—	—
Employee stock purchase plan	68	—	—	—
Weighted average common shares - diluted	77,194	69,081	71,948	68,965
Net income (loss) per share:
Basic	$0.17	$(0.24)	$(0.55)	$(0.43)
Diluted	$0.16	$(0.24)	$(0.55)	$(0.43)
Potentially dilutive securities excluded from net loss per share - diluted because their effect is anti-dilutive	650	6,221	5,988	6,415

Note 3 - Stock-Based Compensation and Stockholders’ Equity
Common Stock
In March 2013, the Company sold 2,200,000 shares of its common stock in an underwritten public offering at $94.20 per share for net proceeds of $201,023,000 after deducting expenses of the offering. The closing of the offering took place on March 13, 2013.
Stock Plans
The Company grants options to purchase its common stock pursuant to its 2004 Equity Incentive Award Plan.
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Research and development	$3,760	$1,013	$14,940	$3,708
General and administrative	3,101	835	15,499	1,625
Total stock-based compensation	$6,861	$1,848	$30,439	$5,333

The following table summarizes the Company's stock option activity for the six months ended June 30, 2013 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share
Balance at December 31, 2012	6,071	$11.64
Exercised	(633)	9.11
Granted	764	55.14
Forfeited	(217)	17.61
Balance at June 30, 2013	5,985	$17.25

The accounting grant date for employee stock options with performance obligations is the date on which the performance goals have been defined and a mutual understanding of the terms has been reached. Generally options with performance obligations vest over a four year period, with the goals set and agreed upon each year. Therefore, the table above does not include 936,334 performance options granted in current and prior fiscal years for which the performance criteria had not been established as of June 30, 2013.
 At June 30, 2013, 2,956,149 shares were available for grant under the Company's 2004 Equity Incentive Award Plan.
 Sales under the Employee Stock Purchase Plan ("Purchase Plan") for the six months ended June 30, 2013 and 2012 were 94,070 and 58,761 at an average price of $17.79 and $10.56, respectively. Shares available for future purchase under the Purchase Plan were 597,604 at June 30, 2013.
Additional paid-in capital increased by $238,908,000 during the six months ended June 30, 2013, as a result of the issuance of common stock in the public offering of $201,023,000, stock-based compensation expense of $30,439,000 and the issuance of common stock upon exercise of stock options and stock purchase rights of $7,446,000.
Note 4 — Collaboration and Other Agreements
For the six months ended June 30, 2013 and 2012, the Company recognized revenue related to its collaboration and license arrangements as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Janssen	$54,630	$2,048	$57,416	$3,837
Les Laboratoires Servier ("Servier")	54	31	101	94
Other	—	44	13	119
Total	$54,684	$2,123	$57,530	$4,050

Collaboration and License Agreement with Janssen Biotech, Inc.
In December 2011, the Company entered into a worldwide collaboration and license agreement (the "Agreement") with Janssen for the development and commercialization of ibrutinib (formerly known as PCI-32765), a novel, orally active selective covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”), and certain compounds structurally related to ibrutinib, for oncology and other indications, excluding all immune and inflammatory mediated diseases or conditions and all psychiatric or psychological diseases or conditions, in the U.S. and outside the U.S.
The collaboration provides Janssen with an exclusive license to exploit the underlying technology outside of the U.S. (the “License Territory”) and co-exclusively with Pharmacyclics in the U.S.
The collaboration has no fixed duration or expiration date and provided for payments by Janssen to the Company of a $150,000,000 non-refundable upfront payment upon execution, as well as potential future milestone payments of up to $825,000,000, based upon continued development progress ($250,000,000), regulatory progress ($225,000,000) and approval of the product in both the U.S. and the License Territory ($350,000,000). During the three months ended June 30, 2013, the Company earned a $50,000,000 milestone payment from Janssen under the Agreement due to its enrollment of a fifth patient in its Phase III clinical trial (RESONATE™ -2). To date, $200,000,000 in development milestones have been earned by the

Company under the Agreement and the Company may receive up to an additional $625,000,000 in development, regulatory and approval milestone payments.
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
The collaboration with Janssen provides the Company with an annual cap of its share of collaboration costs and pre-tax commercialization profits/losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement. In the event that the Company's share of aggregate development costs in any given calendar year, together with any other amounts that become due from the Company, plus the Company's share of pre-tax loss (if any) for any calendar quarter in such calendar year, less the Company's share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the “Excess Amounts”) are funded by Janssen. The Company recognizes Excess Amounts as a reduction to operating expenses as the Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only as a reduction of the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product.
The total Excess Amounts plus interest may not exceed $225,000,000 at any given time. Interest shall be accrued on the outstanding balance with interest calculated at the average annual European Interbank Offered Rate (“EURIBOR”) for the EURO or average annual London Interbank Offered Rate (“LIBOR”) for U.S. Dollars as reported in the Wall Street Journal, plus 2%, calculated on the number of days from the date on which the Company's payment would be due to Janssen. The interest rate on outstanding Excess Amounts shall not exceed 5% per annum, and shall not in the aggregate exceed $25,000,000.
In the event the Excess Amounts plus interest reaches a maximum of $225,000,000, the Company shall be responsible for its share of development costs, together with any other amounts that become due from the Company, plus its share of any pre-tax loss beyond such maximum. For all calendar quarters following the Company's third profitable calendar quarter, as determined in the agreement, the Company can no longer add to Excess Amounts and shall be responsible for its own share of development costs along with its share of pre-tax losses incurred in such quarters. Janssen may only recoup the Excess Amounts, together with interest from the Company's share of pre-tax profits (if any) in calendar quarters subsequent to its third profitable calendar quarter until the Excess Amounts and applicable interest has been fully repaid.
The Company's share of costs incurred under the collaboration with Janssen for the six months ended June 30, 2013 and 2012 was $70,383,000 and $25,097,000, respectively. For the six months ended June 30, 2013 and 2012, total amount associated with the Excess Amounts portion of the agreement was $20,383,000 and $0, respectively. The Company has recognized the Excess Amounts as a reduction to operating expenses as the Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product. Excess Amounts were recognized as a reduction to operating expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Research and development	$17,377	$—	$17,377	$—
General and administrative	3,006	—	3,006	—
Total Excess Amounts	$20,383	$—	$20,383	$—
As of June 30, 2013, total Excess Amounts of $38,701,000 (which comprises the cumulative amount funded by Janssen to-date of $38,508,000 and interest of $193,000) would become payable once the Company reaches a third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product.

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
The Company has determined that the license represents a separate unit of accounting as the license, which includes rights to the underlying technologies for ibrutinib, has standalone value apart from the committee and development services because the development, manufacturing and commercialization rights conveyed would permit Janssen to perform all efforts necessary to bring the compound to commercialization and begin selling the drug upon regulatory approval. The Company has also determined that the committee and development services each represent individual units of accounting as they have standalone value from each other.  The Company has determined its best estimate of selling prices for the license unit of accounting based on the income approach as defined in ASC 820-10-35-32. This measurement is based on the value indicated by current estimates about those future amounts and reflects management determined estimates and assumptions. These estimates and assumptions include, but are not limited to, how a market participant would use the license, estimated market opportunity and expected market share and assumed royalty rates that would be paid for sales resulting from products developed using the license, similar arrangements entered into by third parties and entity-specific factors such as the terms of the Company's previous collaborative agreement, the Company's pricing practices and pricing objectives, the likelihood that clinical trials will be successful, the likelihood that regulatory approval will be received and that the products will become commercialized and the markets served. These estimates and assumptions led to an expected future cash flow which was discounted based on estimated weighted average cost of capital of 12% and royalty rates ranging from 30% to 40%. The Company has also determined its best estimate of selling prices for the committee and development services, based on the nature of the services to be performed and estimates of the associated effort as well as estimated market rates for similar services. The arrangement consideration of $150,000,000 was allocated to the units of accounting based on the relative selling price method.
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
For the three and six months ended June 30, 2013, the Company recognized development costs under the collaboration as a component of research and development expense of $56,870,000 and $95,333,000, respectively, partially offset by Janssen's share of expenses under the cost sharing arrangement of $18,069,000 and $34,360,000, respectively, and a reduction of $17,377,000 and $17,377,000, respectively, for Excess Amounts related to development services. For the three and six months ended June 30, 2012, the Company recognized development costs under the collaboration as a component of research and development expense of $18,785,000 and $41,363,000, respectively, partially offset by Janssen's share of expenses under the cost sharing arrangement of $5,846,000 and $17,327,000, respectively. For the three and six months ended June 30, 2012, no Excess Amounts were recognized as a component of research and development expense.
The Company also recognized certain general and administrative expenses, including marketing and patent costs, under the collaboration agreement as a component of general and administrative expense of $5,595,000 and $9,103,000 for the three and six months ended June 30, 2013, respectively, increased by $1,118,000 and $307,000, respectively, for amounts due from the Company to Janssen under the cost sharing arrangement, and a reduction of $3,006,000 and $3,006,000, respectively, for Excess Amounts related to general and administrative. For the three and six months ended June 30, 2012, the Company recognized general and administrative costs under the collaboration agreement of $696,000 and $1,070,000, respectively, increased by $47,000 for the three months ended June 30, 2012 for amounts due to Janssen under the cost sharing arrangement and decreased by $4,000 for the six months ended June 30, 2012 for Janssen's share of expenses incurred during the period under the cost sharing arrangement. For the three and six months ended June 30, 2012, no Excess Amounts were recognized as a component of general and administrative expense.
Accounts receivable at June 30, 2013 included $37,333,000 due from Janssen, of which $16,950,000 was related to cost sharing and $20,383,000 was related to Excess Amounts. At December 31, 2012, the Company had $26,617,000 receivable from Janssen, of which $8,492,000 was related to cost sharing and $18,125,000 was related to Excess Amounts.

Total revenue recognized with respect to the Company's worldwide collaboration and license agreement with Janssen consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
License and milestone revenue	$50,000	$—	$50,000	$—
Collaboration services revenue	4,630	2,048	7,416	3,837
Total revenue	$54,630	$2,048	$57,416	$3,837

At June 30, 2013, approximately $63,084,000 was included in deferred revenue related to the Janssen committee and development services, of which $55,605,000 was included in deferred revenue non-current. At December 31, 2012, approximately $70,500,000 was included in deferred revenue related to the Janssen committee and development services, of which $62,562,000 was included in deferred revenue non-current.
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
Total revenue recognized with respect to the Company's collaboration and license agreement with Servier consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
License and milestone revenue	$—	$—	$—	$—
Collaboration services revenue	54	31	101	94
Total	$54	$31	$101	$94
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
In connection with entering into the license agreement with Novo Nordisk, the Company received an upfront payment of $5,000,000 in October 2012. In addition, the Company may receive up to $55,000,000 based on the achievement of certain development, regulatory and sales milestones. Upon commercialization, the Company will also receive low single digit tiered royalties on Novo Nordisk's net sales of biopharmaceutical formulations utilizing the addition of PCI-27483. In connection with the agreement, during the three months ended December 31, 2012, Novo Nordisk purchased a preclinical supply of PCI-27483 in the amount of $803,000, of which $602,000 was recognized as revenue during the six months ended December 31, 2012 for supply delivered, where the right of return had elapsed and all four revenue criteria had been met. As of June 30, 2013, $201,000 of revenue was deferred related to the Company's sale of PCI-27483 to Novo Nordisk.
On June 28, 2013, the Company entered into an amended and restated license agreement with Novo Nordisk to expand the scope of the license granted by the Company to Novo Nordisk in October 2012. Under the amended and restated license agreement with Novo Nordisk, the Company has no additional obligations related to the delivery of the license.
Celera Corporation
In April 2006, the Company acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as approximately $97,000,000, although the Company currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to the Company's HDAC inhibitor program and approximately one-third relates to the Company's Factor VIIa inhibitor program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. There were no milestone payments triggered during the three and six months ended June 30, 2013 or the three and six months ended June 30, 2012 related to the Company's HDAC inhibitor or Factor VIIa inhibitor programs. In addition to the milestone payments, the Company will be required to make single-digit royalty payments based on annual sales of drugs commercialized from the Company's HDAC inhibitor, Factor VIIa inhibitor and certain BTK inhibitor programs including ibrutinib.
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
Note 5 – Fair Value Measurements and Marketable Securities
The Company's marketable securities are classified as “available-for-sale.” The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other income (loss). The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Gains and losses on securities sold are recorded based on the specific identification method and are included in interest expense and other income (expense), net in the statement of operations.
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
The fair value of the Company's financial assets and liabilities is determined by using three levels of input which are defined as follows:
Level 1 - Quoted prices in active markets for identical assets or liabilities. At June 30, 2013, the Company's Level 1 assets were comprised of money market funds.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's short-term investments primarily utilize broker quotes in markets with infrequent transactions for valuation of these securities. At June 30, 2013, the Company's Level 2 assets were comprised of U.S. agency securities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At June 30, 2013, the Company did not hold any Level 3 assets.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The following is a summary of the Company's available-for-sale securities at June 30, 2013 and December 31, 2012, respectively (in thousands):

As of June 30, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. agency securities – FDIC insured	$10,845	$—	$(15)	$10,830
Total marketable securities	$10,845	$—	$(15)	$10,830

As of December 31, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. agency securities – FDIC insured	$9,685	$—	$(4)	$9,681
Total marketable securities	$9,685	$—	$(4)	$9,681

At June 30, 2013, the Company's marketable securities had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$10,845	$10,830
The following table sets forth the basis of fair value measurements for the Company's cash equivalents and available-for-sale securities as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
Money market funds	$66,636	$—	$—	$66,636
U.S. agency securities - FDIC insured	—	480	—	480
Marketable securities:
U.S. agency securities - FDIC insured	—	10,830	—	10,830
	$66,636	$11,310	$—	$77,946

	December 31, 2012
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
Money market funds	$137,856	$—	$—	$137,856
U.S. agency securities - FDIC insured	—	240	—	240
Marketable securities:
U.S. agency securities - FDIC insured	—	9,681	—	9,681
	$137,856	$9,921	$—	$147,777

Note 6 – Balance Sheet Components
Property and equipment, net, consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Equipment	$8,302	$8,523
Leasehold improvements	5,435	4,516
Furniture and fixtures	1,231	739
Construction in progress	5,950	1,192
	20,918	14,970
Less: Accumulated depreciation and amortization	(6,701)	(8,567)
	$14,217	$6,403

Accrued liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued clinical related	$8,863	$6,415
Accrued payroll and employee related expenses	8,197	2,934
Accrued contract manufacturing	12,285	3,126
Accrued marketing	3,340	—
Accrued outside services	3,510	1,115
Accrued other	5,001	1,532
	$41,196	$15,122

Deferred revenue consists of the following (in thousands):

Current portion:	June 30,	December 31,
	2013	2012
Deferred revenue related to Janssen	$7,479	$7,938
Deferred revenue related to Novo Nordisk	201	201
	$7,680	$8,139

Non-current portion:	June 30,	December 31,
	2013	2012
Deferred revenue from Janssen	$55,605	$62,562

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
For the six months ended June 30, 2013, the Company recorded an income tax benefit of $1,317,000 compared to an income tax benefit of $5,612,000 for the six months ended June 30, 2012. The tax benefit is primarily attributable to non-deductible expenses offset by the use of federal and state net operating loss carryovers that are not subject to any use limitations and the Company's operations in foreign jurisdictions.
The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of the Company's deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that the Company will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether the Company will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets at both June 30, 2013 and December 31, 2012. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of June 30, 2013 and December 31, 2012, the Company had unrecognized tax positions of approximately $3,529,000 and $2,845,000, respectively, that, if recognized, would benefit its effective tax rate. The Company does not expect any material change to the unrecognized tax benefits during the next twelve months. The Company is unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.
During the six months ended June 30, 2013, the Company was notified by the Internal Revenue Service (IRS) of an audit for the year ended June 30, 2011. As of June 30, 2013, no adjustments to the tax liability have been proposed by the IRS.
The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically. In the event the Company receives an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of June 30, 2013, all tax years in the U.S. remain open due to the taxing authorities’ ability to adjust operating loss carry forwards.
During the six months ended June 30, 2013, the American Taxpayer Relief Act of 2012 was signed into law that reinstated the U.S. federal R&D tax credit retroactive to January 1, 2012. Because the law's effective enactment date is 2013, the impact to the Company of the reinstated credit were not recognized in 2012. The additional credits that will be reported within the 2013 consolidated financial statements will have no impact on operations due to the existence of a full valuation allowance on all deferred tax assets.
Note 8 – Related Party Transaction
The Company entered into a Consulting Agreement with Dr. Gwen Fyfe, a former member of its Board of Directors, prior to Dr. Fyfe joining its Board in December 2010. During the six months ended June 30, 2012, the Company paid an insignificant amount to Dr. Fyfe for consulting services. In November 2011, the Company entered into an amendment (the “Amendment”) to the Consulting Agreement with Dr. Fyfe. The Amendment provided that Dr. Fyfe would receive a lump sum of $50,000 and that she will continue to provide limited consulting services to the Company for a period of two years. Payment of the $50,000 lump sum occurred in November 2011. In addition, the options to purchase 330,000 shares of the Company's common stock previously granted to Dr. Fyfe in connection with her consulting services continued to vest through November 30, 2011 and shall remain exercisable for a period of two years following the date of the Amendment. Dr. Fyfe did not stand for reelection at the Company's December 15, 2011 Annual Meeting of Stockholders. Options granted to Dr. Fyfe upon her initial election to the Board continued to vest through December 15, 2011; all such vested options and all additional options received by Dr. Fyfe in connection with her Board service shall remain exercisable for a period of three years from this date.
Note 9 – Commitments and Contingencies
Facilities Lease

As of June 30, 2013, the Company leases a total of 132,176 square feet under its facility lease agreements for its U.S. corporate offices. Of the total square footage leased as of June 30, 2013, 79,776 square feet are leased under an operating lease that expires in November 2017, with an option to extend the lease term for an additional five years. As of June 30, 2013, the Company also leases 52,400 square feet, of which 32,000 square feet represents additional space that the Company exercised an option to lease during six months ended June 30, 2013, in a property adjacent to its existing corporate offices in Sunnyvale, California under an operating lease which expires in February 2023 and has an option to extend the lease term for an additional extend the term for an additional five years. In addition, during the three months ended June 30, 2013, the Company entered into an agreement to lease approximately 7,500 square feet for its Pharmacyclics Switzerland GmbH office.
The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of June 30, 2013, the Company's future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal year	Operating Lease Commitments
2013 (remaining six months)	$1,014
2014	2,266
2015	2,192
2016	2,277
2017	1,996
Thereafter	4,629
Total	$14,374
Purchase Commitments
The Company had non-cancelable purchase obligations for approximately $9,893,000 and $2,326,000 as of June 30, 2013 and December 31, 2012, respectively.
Excess Amounts under collaboration and license agreement with Janssen
The Company's worldwide collaboration and license agreement with Janssen provides the Company with an annual cap of its share of development costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement and any Excess Amounts are funded by Janssen. As of June 30, 2013, total Excess Amounts of $38,701,000 (which comprises the cumulative amount funded by Janssen to-date of $38,508,000 and interest of $193,000) would become payable once the Company reaches a third profitable calendar quarter for the product (see Note 4). Janssen may recoup the Excess Amounts, together with interest from the Company's share of pre-tax profits (if any) in calendar quarters subsequent to its third profitable calendar quarter for the product until the Excess Amounts and applicable interest has been fully repaid.
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

Note 10 — Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance in connection with disclosures about offsetting assets and liabilities. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. On January 31, 2013, the FASB issued Accounting Standards Updates, ("ASU") 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. The adoption of ASU 2013-01 did not have a material effect on the Company's condensed consolidated financial statements during the three and six months ended June 30, 2013.
In January 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 did not affect the Company's results of operations or financial position during the three and six months ended June 30, 2013.
During the fiscal first quarter of 2013, the FASB issued amended guidance clarifying the release of accumulated Foreign Currency Translation from Accumulated Other Comprehensive Income (AOCI) into current year Net Earnings. The amendment requires that when the parent company ceases to have a controlling interest in a subsidiary or a business within a foreign entity the parent is to release accumulated Foreign Currency Translation from AOCI. This update is required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's results of operations, cash flows or financial position.
In July 2013, the FASB adopted clarifying guidance on the presentation of unrecognized tax benefits when various qualifying tax credits exist. The amendment requires that unrecognized tax benefits be presented on the Consolidated Balance Sheet as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. To the extent that the unrecognized tax benefit exceeds these credits, it shall be presented as a liability. This update is required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the presentation of the Company's financial position.
In July 2013, FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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
Corporate Update
As of June 30, 2013, key executives for our Sales, Marketing, and Medical Affairs Organizations areas and their respective staff have been hired and have been integrated into the Company. In addition, we have hired Sales Representatives for our U.S. territories and are currently on-boarding and training them to be ready in the event the FDA finalizes their review of the most recently filed NDA and awards a label. The Market Access, Marketing, Business Analytics & Informatics and Public Relations organizations have also been established. The Medical Affairs organization has also significantly grown with four functional teams now established: Medical Sciences, Medical Communications, Medical Information and Medical Science Liasons. We have hired seasoned professionals to support post marketing safety activities. We have bolstered our legal affairs team, now consisting of contracts, corporate compliance, intellectual property and corporate legal to protect and advance the corporate mission.
Ibrutinib (also known as PCI-32765) - Bruton’s Tyrosine Kinase (“BTK”) Inhibitor for Oncology
Ibrutinib is an orally active selective covalent inhibitor of BTK that we are developing for the treatment of patients with B-cell malignancies (lymphoma or leukemia). B-cell maturation is mediated by B-cell receptor (“BCR”) signal transduction and BTK is an essential part of the BCR signaling pathway. Recently, BTK has been demonstrated to affect a number of vital growth and survival processes in cancerous B-cells.
Ibrutinib Clinical Development Update
On April 18, 2013 Pharmacyclics announced that the enrollment of 391 patients for its Phase III study using ibrutinib monotherapy versus ofatumumab in patients with relapsed or refractory chronic lymphocytic leukemia / small lymphocytic lymphoma (CLL/SLL), (RESONATE™) was achieved.
At the American Society of Clinical Oncology (ASCO) Annual Meeting May 31-June 4, 2013, the following oral clinical presentation was given:

Phase Ib Study Combining Ibrutinib with Rituximab, Cyclophosphamide, Doxorubicin, Vincristine, and Prednisone (R-CHOP) in Patients with CD20-Positive B-Cell Non-Hodgkin Lymphoma (NHL) (Younes)
Seventeen patients (7, 4, and 6 in increasing ibrutinib doses) were enrolled: 59% male, median age 65 (range 46-81) years, diffuse large B-cell lymphoma 47%, mantle cell lymphoma 29% and follicular lymphoma 24%. In the 280 mg cohort, 2 patients had dose-limiting toxicity (DLT): 1 with transient syncope and 1 with periorbital cellulitis; at 560 mg, 1 patient had gastritis (grade 2). The recommended Phase II dose was established at 560 mg ibrutinib. The most common (≥ 20% of patients) adverse events (AEs) were neutropenia (77%), thrombocytopenia (65%), vomiting (59%), anemia (53%), nausea (47%), fatigue (35%), headache (29%), constipation (24%), diarrhea (24%), and dizziness (24%). The presentation showed that 6 patients completed 6 cycles of treatment, and 2 patients discontinued treatment (1 due to noncompliance with study drug and 1 due to non-dose limiting toxicities AE). At the time of this analysis, of the 10 patients with at least one post-baseline tumor assessment, the Overall Response Rate (ORR) was 100% (7 complete responses and 3 partial responses). The combination of ibrutinib with R-CHOP has an acceptable safety profile. No new toxicities were noted with adding ibrutinib to R-CHOP. An expanded 560 mg ibrutinib cohort is being opened to further explore the safety and efficacy of ibrutinib with R-CHOP in patients with newly diagnosed diffuse large B-cell lymphomas.
The Company presented at the 18th Congress of the European Hematology Association (EHA) Meeting and at the 12th International Conference on Malignant Lymphoma (“IMCL”) in Lugano, Switzerland in June 2013. The following oral presentations were given:
The Bruton's Tyrosine Kinase (BTK) Inhibitor, Ibrutinib (PCI-32765), has Preferential Activity in the Activated B-cell-like (ABC) Subtype of Relapsed/Refractory (R/R) DLBCL (de Vos)
Interim Phase II results from our study, PCYC-1106 were reported. Safety data from 70 patients identified no new safety signals; Grade 3 or higher Adverse Events in greater than 3% of incidence, were all less than 10%. A total of 66 patients were evaluable for response. In ABC patients, responses were observed in 12 of 29 patients for an overall response rate (ORR) of 41%, of which complete response (CR) was 17% and partial response (PR) was 24%; in Germinal center B-cell (GCB), ORR was 5% (1 of 20) with no CRs. Thus, ibrutinib showed a preferential response activity in ABC versus GCB diffuse large B-cell lymphoma (DLBCL) (p=0.0071, Fisher's exact test).  Median overall survival (OS) was 9.76 months for the ABC subtype and 3.35 months for the GCB subtype. Ibrutinib showed a clinically meaningful ORR in relapsed or refractory (R/R) ABC DLBCL, but not in the GCB subtype. Results are consistent with an essential role of BCR signaling in ABC DLBCL, and future trials will be planned with this subtype.
Updated Interim Results of an International, Multicenter, Phase II Study of Ibrutinib (PCI-32765) in Relapsed or Refractory Mantle Cell Lymphoma (Rule)
Data from our study, PCYC-1104 were reported. Relapsed/refractory (RR) mantle cell lymphoma (MCL) patients who were either bortezomib-naïve or bortezomib-exposed were enrolled. The study enrolled 115 patients (65 bortezomib-naïve, 50 bortezomib-exposed); 111 patients were treated and evaluable for response. Baseline characteristics included: median age of 68 yrs, median time since diagnosis of 42 months, median number of prior treatments 3; bulky disease (>10 cm) 13%, prior stem cell transplant 10% and high risk MIPI 49% (MIPI = Mantle Cell International Prognostic Index). Safety data is reported for 111 patients. Treatment-emergent adverse events (AEs) seen in approximately 20% of patients included: diarrhea (40%), fatigue (36%), URI (23%), nausea (23%), and dyspnea (21%). Grade 3 (severe) AEs included neutropenia (13%), anemia (8%), thrombocytopenia (7%), abdominal pain (5%), diarrhea (5%), dyspnea (5%), and pneumonia (5%). Grade 4 treatment-related AEs (life-threatening) included: neutropenia (7%), hyperuricaemia (2%), pancytopenia (1%), thrombocytopenia (1%), and sepsis (1%). One Grade 5 (death) pneumonia was reported as treatment-related. Only 8 patients discontinued treatment due to AE. Estimated median follow-up was 15.3 months; 47% of patients remain on therapy. Estimated median PFS was 13.9 months and estimated median duration of response (DOR) was 17.5 months. Boretezomib-naive (n=63): ORR=68%; CR=19%; PR=49% Bortezomib-exposed (n=48): ORR=67%; CR=23%; PR=44%; Total (all patients, n=111): ORR=68%; CR=21%; PR=47%. Response rates increased with longer treatment. Analysis upon longer follow-up demonstrates the durability of responses and confirms the single agent activity of ibrutinib in relapsed or refractory MCL. The treatment-emergent AEs were consistent with safety data previously reported. Pivotal studies in relapsed or refractory MCL have been initiated.
Single Agent Ibrutinib (PCI-32765) is Highly Effective in Chronic Lymphocytic Leukemia (CLL) Patients with 17p Deletion (Wiestner) (Encore from AACR)
This Phase II study reported on the first 29 patients with a median follow-up of 9 mo. 66% had Rai stage III/IV, indicating an advance stage, high risk patient population. At 6 months, 90% of patients (n=26 evaluable) had a nodal response (median reduction in lymph node size 70%); 54% had a partial response (PR) by IWCLL criteria, and 42% had a PR with lymphocytosis. There was one progressive disease (presumed transformation). 93% of relapsed/refractory (R/R) patients and 82% of treatment-naive patients achieved a nodal response. Estimated event free survival at 12 mo is 90%. All patients also had reduction in splenomegaly; with a median reduction in spleen volume of 446 ml from pre-treatment (46%) (n=22; 44-1716 ml). Bone marrow biopsy and fluorescence in situ hybridization (FISH) was repeated at 6 months. Tumor burden in bone marrow biopsies (n=23), decreased by a median 76% assessed by immunohistochemistry for CD79a. FISH was used to quantify the % of tumor cells with del 17p pre treatment (12-97%) and at 6 months (0-92%; n=18). In 15 patients, the % of tumor cells with 17p decreased (median reduction 55%), was unchanged in 1, and increased in 3 patients. Treatment was tolerated well with non-hematologic toxicities grade ≥3 (regardless of causality) in 13% of patients. Two deaths on study were not treatment related. Ibrutinib as a single agent is effective in both TN and R/R patients with del 17p CLL in this study, achieving rapid control over disease in blood, nodes, spleen and marrow that is durable with an acceptable safety profile. This research was supported by the Intramural Research Program of the NIH, NHLBI.
Prospective, Multicenter, Phase II Study of the Bruton's Tyrosine Kinase Inhibitor Ibrutinib in Patients with Relapsed and Refractory Waldenstrom's Macroglobulinemia (Treon)
MYD88 L265P is a mutation present in >90% of Waldenstrom’s Macroglobulinemia (WM) patients that supports tumor growth via signaling involving Bruton’s Tyrosine Kinase (BTK). Ibrutinib inhibits BTK, and in vitro induces apoptosis of WM cells bearing MYD88 L265P. 35 patients including 12 with refractory disease were enrolled; 32 are currently evaluable for response and toxicity. Median baseline characteristics: Age 63; Prior therapies 2 (range 1-6); Hematocrit 30.8%; Hemoglobin 10.6 g/dL; serum IgM 3,190 mg/dL; serum M-protein 2.08 g/dL; B2M 4.35 mg/L; Bone Marrow (BM) disease involvement 70%. At best response, median serum IgM levels and M-protein declined to 1,710 mg/dL and 0.89 g/dL, respectively (p<0.00001). Median hematocrit and hemoglobin rose to 38.1% and 13.1 g/dL, respectively (p<0.00001). 16 patients had a 6 month BM assessment showing tumor reduction from median of 80% to 50% (p=0.006). The best Overall Response Rate (ORR) using criteria adapted from the Third International WM Workshop is 83% (4 Very Good Partial Response (VGPR); 19 Partial Response (PR), 6 Minor Response (MR)). Median time to response (MR or better) was 4 weeks. 5 patients have stable disease. Grade > 2 treatment related toxicities include thrombocytopenia (n=5; 15.6%) and neutropenia (n=3; 9.3%). With a median follow-up of 18 weeks, 33 patients remain on study. Reasons for discontinuation included non-response (n=1) in a patient with wild type MYD88, and MDS/RAEB (n=1) in a heavily pre-treated patient who attained VGPR, but who had 5q deletions pre-dating protocol therapy.
Two Ibrutinib Peer Review Publications
In June 2013, The New England Journal of Medicine (NEJM) published results from two Phase II studies of ibrutinib:  PCYC 1104-CA, a Phase II study evaluating  the safety and efficacy of ibrutinib monotherapy in patients with relapsed/refractory MCL; and PCYC 1102-CA, a Phase Ib/II study examining the safety and efficacy of ibrutinib monotherapy for the treatment of patients with relapsed/refractory CLL/ SLL, some of whom had deletion of part of chromosome 17 (del 17p). The data suggested ibrutinib may be effective and generally well-tolerated in patients with relapsed/refractory MCL and in patients with relapsed/refractory CLL/SLL. Both studies were originally presented at the annual meeting of the American Society of Hematology (ASH) in December 2012. Updated results from PCYC 1104-CA were presented at the European Hematology Association (EHA) Annual Meeting in June 2013.
Selected Clinical Trials Initiated with Ibrutinib Over the Last 18 Months
CLL/SLL

•
RESONATE™ (PCYC-1112) Phase III study of ibrutinib versus ofatumumab in patients with R/R CLL/SLL. This trial is a randomized, multi-center, open-label Phase III trial of ibrutinib as a monotherapy. The enrollment of 391 patients was completed more than two quarters ahead of schedule in April, 2013. The primary endpoint of this study is to demonstrate a clinically significant improvement in progression-free survival (PFS) when compared to ofatumumab.

•
RESONATE™-17 (PCYC-1117): Phase II study of ibrutinib in a single-arm, open-label, multi-center trial using ibrutinib as a monotherapy in patients who have deletion 17p and who did not respond to or relapsed after at least one prior treatment (a high unmet need population). The primary endpoint of the study is the overall response rate (ORR). This global study has just completed enrollment more than two quarters ahead of schedule.

•
RESONATE™-2 (PCYC-1115): Phase III study of ibrutinib versus chlorambucil in frontline newly diagnosed elderly CLL/SLL patients. This trial is a randomized, multicenter, open-label study of ibrutinib as a monotherapy versus chlorambucil in patients 65 years or older with treatment naïve CLL/SLL. The study design, which was granted a Special Protocol Assessment (SPA), is designed to demonstrate superiority of ibrutinib with the primary endpoint of PFS when compared to chlorambucil. The study is currently recruiting and Pharmacyclics plans to enroll 272 patients worldwide.

•
HELIOS (CLL3001): Phase III study of ibrutinib in combination with bendamustine and rituximab in patients with R/R CLL/SLL. This trial is a randomized, multi-center, double-blinded, placebo-controlled trial of ibrutinib in combination with bendamustine and rituximab versus placebo in combination with bendamustine and rituximab in R/R CLL/SLL patients who received at least one line of prior systemic therapy. The primary endpoint of the study is to demonstrate a clinically significant improvement in PFS when compared to bendamustine and rituximab. This global study, conducted by Janssen, is recruiting and Janssen plans to enroll 580 patients worldwide.

•
NCI STUDY: Phase III study of ibrutinib alone compared to ibrutinib in combination with rituximab or compared to rituximab in combination with bendamustine in treatment naïve older CLL patients. This trial is a randomized trial of ibrutinib in treating patients 65 years or older with previously untreated CLL and is being initiated by the National Cancer Institute (NCI). The primary endpoint of the study is PFS. This study is not yet recruiting and the NCI plans to enroll 523 patients.

MCL

•
SPARK (MCL2001):Phase II study of ibrutinib in patients with R/R MCL who progressed after bortezomib therapy. This is a single-arm, multi-center trial of ibrutinib as a monotherapy in R/R MCL patients who received at least one prior rituximab-containing chemotherapy regimen and who progressed after bortezomib therapy. The primary endpoint of the study is ORR. This global study, conducted by Janssen, has completed enrollment of the planned 110 patients in April 2013.

•
RAY (MCL3001): Phase III study of ibrutinib versus temsirolimus in R/R MCL patients. This trial is a randomized, multi-center, open-label trial of ibrutinib as a monotherapy versus temsirolimus in R/R MCL patients who received at least one prior rituximab-containing chemotherapy regimen. The primary endpoint of the study is PFS. This global study, conducted by Janssen outside the US, is recruiting and Janssen plans to enroll 280 patients.

•
SHINE (MCL3002): Phase III study of ibrutinib in combination with bendamustine and rituximab in elderly patients with newly diagnosed MCL. This trial is a randomized, multi-center, double-blinded, placebo-controlled trial of ibrutinib plus bendamustine and rituximab versus placebo plus bendamustine and rituximab in patients 65 years or older with newly diagnosed MCL. The primary endpoint of the study is PFS. This global study, conducted by Janssen, is recruiting and Janssen plans to enroll 520 patients.

•
MCL4001: A multicenter, open label Expanded Access Program (EAP) for ibrutinib as a monotherapy in relapsed/refractory (R/R) MCL patients was initiated in the US by Janssen. EAPs are clinical studies allowed under certain circumstances by the FDA. They are designed to provide a mechanism for access to an investigational drug to treat patients with a serious or immediately life-threatening diseases or conditions until the time of an anticipated U.S. marketing approval. Further information about this program can be found on www.clinicaltrials.gov.

DLBCL

•
PCYC-1106: Phase II study of ibrutinib in patients with relapsed or refractory DLBCL. This trial is a multicenter, open-label study designed to assess the activity of ibrutinib in two genetically distinct subtypes of DLBCL, the activated B-cell (ABC) subtype and the germinal center B-cell (GCB) subtype. This trial is active in several US sites and Pharmacyclics has enrolled 70 patients with updated results most recently published at EHA in June 2013. In July a new cohort with ibrutinib dosed at 840mg in patients with non-GCB subtype DLBCL was initiated. This cohort will increase the enrollment target for this study to 125 patients.

•
DBL1002: Phase Ib dose escalating study of ibrutinib in combination with R-CHOP in patients with newly diagnosed CD20 positive B-cell Non Hodgkin Lymphoma (DLBCL, MCL, FL). The purpose of this study is to identify a safe and tolerable dose of ibrutinib in combination with R-CHOP. This global, multi-center study, conducted by Janssen, has been fully accrued with 17 patients and an update on the dose escalating phase of this study was provided at ASCO 2013.With a recommended Phase II dose established, the study has enrolled additional 15 patients with newly diagnosed DLBCL and is currently in the expansion phase.

•
DBL3001: Phase III study of ibrutinib in combination with R-CHOP (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone) in patients with newly diagnosed non-germinal center B-cell subtype of DLBCL. This trial is a randomized, multi-center, double-blinded, controlled trial of ibrutinib plus R-CHOP versus R-CHOP in patients with newly diagnosed non-GCB subtype DLBCL. The primary endpoint of the study is to demonstrate a clinically significant improvement in event-free survival when compared to R-CHOP. This global study, conducted by Janssen, is not yet recruiting and Janssen plans to enroll 800 patients worldwide.

FL

•
FLR2002: Phase II study of ibrutinib in patients with R/R follicular lymphoma (FL). This is a multi-center, global study of ibrutinib in patients with chemoimmunotherapy-resistant FL, whose disease has relapsed from at least 2 prior lines of therapy, including at least 1 rituximab combination chemotherapy regimen. The primary endpoint of this study is objective response rate. This global study, conducted by Janssen, is recruiting and Janssen plans to enroll 110 patients.

WM

•
NCI STUDY: Phase II study of ibrutinib in patients with R/R WM. This is a multicenter, open label study with a primary endpoint of ORR and is currently exploring ibrutinib administration at 420 mg in patients with WM who have failed at least 1 prior therapy.  The study will assess the safety and tolerability of ibrutinib as well as progression-free survival. This study is sponsored by the Dana-Farber Cancer Institute and completed enrollment of 63 patients.

MM

•
PCYC-1111: Phase II study of ibrutinib in patients with R/R multiple myeloma (MM). This is a Phase II, multi-center, open-label trial designed to assess the safety and efficacy of ibrutinib single agent and in combination with dexamethasone in patients with R/R MM. This study is conducted by Pharmacyclics and is currently exploring ibrutinib administration at 560 mg in combination with dexamethasone and 840 mg in combination with dexamethasone and 840 mg as a single agent.

Regulatory Update for Ibrutinib
On July 10, 2013, we announced that we submitted our first New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for the investigational oral BTK inhibitor, ibrutinib, for two relapsed/refractory B-cell malignancy indications: mantle cell lymphoma (“MCL”) and chronic lymphocytic leukemia (“CLL”)/small lymphocytic lymphoma (“SLL”). With this request, we have also requested Priority Review. Priority Review designation is given to therapies that offer potential major advances in treatment, including improved safety, or provide a treatment where no adequate therapy exists.
Ibrutinib (PCI-32765) Breakthrough Therapy Designations
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
Ibrutinib (PCI-32765) Worldwide Collaboration with Janssen
In December 2011, we entered into a worldwide collaboration and license agreement with Janssen Biotech Inc. and its affiliates ("Janssen"), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, for the development and commercialization of ibrutinib, a novel, first-in-class, orally active selective covalent inhibitor of BTK being developed for the treatment of hematological malignancies, including non-Hodgkin's lymphoma, chronic lymphocytic leukemia and MM.
Pharmacyclics and Janssen will collaborate on the development of ibrutinib for oncology and other indications, excluding all immune and inflammatory mediated diseases or conditions and all psychiatric or psychological diseases or conditions. Each company will lead development for specific indications as stipulated in a global development plan. The agreement includes plans to launch multiple Phase III trials of ibrutinib over the next several years.
Following regulatory approval, both Pharmacyclics and Janssen will record revenue and co-commercialize ibrutinib. In the U.S., Pharmacyclics will record sales and take a lead role in U.S. commercial strategy development and both Pharmacyclics and Janssen will share in commercialization activities. Outside the United States, Janssen will record sales and lead and perform commercialization activities. Profits and losses from the commercialization activities will be equally split on a worldwide basis. Development and commercialization activities under the collaboration will be managed through a shared governance structure.
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
Factor VIIa PCI-27483 Clinical Development Update

A multicenter Phase I/II of PCI-27483, in patients with locally advanced or metastatic pancreatic cancer that are either receiving or are planned to receive gemcitabine therapy, has completed enrollment after a total of 42 patients enrolled. The Phase II portion of the study randomized patients to receive either gemcitabine alone or gemcitabine plus PCI-27483 (1.2 mg/kg twice daily). The objectives were to assess the safety of FVIIa Inhibitor PCI-27483 at pharmacologically active dose levels, to assess potential inhibition of tumor progression and to obtain initial information of the effects on the incidence of thromboembolic events. PCI-27483 + gemcitabine was well tolerated at doses of P up to 1.5 mg/kg bid.  The safety profile of the combination was consistent with that expected of each agent.  While the clinical endpoints were not achieved in pancreatic cancer, the targeted inhibition of the coagulation cascade was achieved. Pharmacyclics submitted these findings to the American Society of Clinical Oncology Annual Meeting in June 2013. Pharmacyclics is currently evaluating other alternatives for development of this agent.
Abexinostat (formerly PCI-24781) - Histone Deacetylase (“HDAC”) Inhibitor
Abexinostat is an orally dosed, broad spectrum, hydroxamic acid-based small molecule HDAC inhibitor that is under evaluation in Phase I and II clinical trials for refractory solid tumors and lymphoma by Pharmacyclics and its ex-U.S. partner, Les Laboratoires Servier of Paris, France (“Servier”). Abexinostat has shown promising anti-tumor activity in vitro and in vivo (Buggy et al, Mol Cancer Ther 2006; 5: 1309-17). Abexinostat has been tested in several clinical trials in the U.S. by Pharmacyclics and globally by our partner Servier. In the U.S., Pharmacyclics has completed two Phase I studies using abexinostat as a single agent in patients with advanced solid tumors, a Phase I/II trial testing abexinostat single agent in patients with relapsed or refractory NHL and a Phase I trial in soft-tissue sarcoma patients (in combination with doxorubicin, an anti-tumor agent) co-sponsored by the Massachusetts General Hospital and Dana-Farber Cancer Institute. Results from this trial were presented at the annual meeting of the Connective Tissue Oncology Society in November 2012 in Prague, Czech Republic and updated at the AACR Annual Meeting in April 2013.
A Phase II study was undertaken in relapsed/refractory FL and mantle-cell lymphoma (MCL). The results from this study were presented in poster at the 12th International Conference on Malignant Lymphoma (“IMCL”) in Lugano, Switzerland (June 19-22, 2013):
The Histone Deacetylase Inhibitor (HDACi) Abexinostat (PCI-24781): Significant Activity in Relapsed/Refractory Follicular Lymphoma (FL) (Evens)
The primary objective of this multicenter Phase II study was objective response rate (ORR, complete remission and partial remission). Abexinostat was given orally twice daily at 45mg/m2 on a 4-week cycle for 7 days/week every other week, which was the previously established dose and schedule identified in the Phase I study. 30 patients were enrolled (n=16 FL, n=14 MCL patients) of which 25 were response-evaluable. The median age was 67 years (36-81) and median prior therapies were 3 (1-5), and 33% had had prior stem cell transplant. The ORR was 48% in all patients. A reduction in tumor size was observed in 86% of FL patients, while the ORR in FL was 64% (intent-to-treat ORR 56%). With a median follow-up of 14 months, the median Duration of Response (DOR) in FL was 18 months (7-24+). Notably, 8 of 9 responding FL patients were on study >8 months and 5 of 9 patients were on treatment >17 months. The median Progression-Free Survival (PFS) for FL patients was 20.5 months (1-25). Among MCL patients, reduction in tumor size was noted in 27% and the ORR was also 27%. The median PFS in MCL patients was 4 months (1-12), while the DOR in the 3 responding patients were 6, 9, and 12 months. Therapy was overall well tolerated. The most common grade 3/4 related AEs (> 5% incidence) were thrombocytopenia (17%), neutropenia (13%), fatigue (13%), and anemia (7%). There were no deaths reported on the study. In this Phase II study, the novel pan-HDACi, abexinostat, was clinically active and overall well tolerated in relapsed/refractory B-cell lymphoma. Moreover, there was significant clinical activity noted in FL with an ORR of 64%, which included a number of durable responses in this multiply-relapsed pt population.
Also a Phase I dose escalation Investigator-sponsored trial of abexinostat in combination with the multi-targeted tyrosine kinase inhibitor pazopanib has been initiated at the University of California, San Francisco. Our collaboration partner for ex-U.S. markets, Servier, has initiated a multitude of Phase I/II trials in Europe and Asia in lymphomas and solid tumors with abexinostat as single agent and in combination with other chemotherapeutic agents including cisplatin, liposomal doxorubicin and FOLFOX. Further analysis of these trials and any updates may be released by Servier.
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

Results of Operations
Revenue (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2013	2012	Change	2013	2012	Change
License and milestone revenue	$50,000	$—	—%	$50,000	$—	—%
Collaboration services revenue	4,684	2,123	121%	7,530	4,050	86%
Total revenue	$54,684	$2,123	2,476%	$57,530	$4,050	1,320%

For the three months ended June 30, 2013, total revenue increased by $52,561,000 compared to the three months ended June 30, 2012 primarily due to a $50,000,000 increase in license and milestone revenue due to our achievement of one clinical milestone during the three months ended June 30, 2013 and higher development costs under the collaboration with Janssen which increased the amount of deferred revenue recognized. For the six months ended June 30, 2013, total revenue increased by $53,480,000 compared to the six months ended June 30, 2012 due to our achievement of a clinical milestone during the six months ended June 30, 2013 and higher development efforts under the collaboration with Janssen which increased the amount of deferred revenue recognized.
For the three months ended June 30, 2013, total revenue related to the Janssen agreement was $54,630,000, compared to $2,048,000 for the three months ended June 30, 2012. Revenue related to the Janssen agreement for the three months ended June 30, 2013 consisted of $50,000,000 of license and milestone revenue due to our achievement of a clinical milestone during the period and $4,630,000 of collaboration services revenue related to deferred revenue recognized.
For the six months ended June 30, 2013, total revenue related to the Janssen agreement was $57,416,000 compared to $3,837,000 for the six months ended June 30, 2012. Revenue related to the Janssen agreement for the six months ended June 30, 2013 consisted of $50,000,000 of license and milestone revenue due to our achievement of a clinical milestone during the period and $7,416,000 of collaboration services revenue related to deferred revenue recognized.
As of June 30, 2013, approximately $63,084,000 was included in deferred revenue related to the committee and development services, of which $55,605,000 was included in deferred revenue non-current. At inception, the $14,982,000 and $64,413,000 allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively.
Research and Development (in thousands):

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2013	2012		2013	2012
Research and development	$45,300	$15,385	194%	$81,084	$31,213	160%
Less: Excess Amounts related to Research and development	(17,377)	—	—	(17,377)	—	—
Research and development, net	$27,923	$15,385	81%	$63,707	$31,213	104%

Research and development expense for the three months ended June 30, 2013 increased by $12,538,000, or 81%, compared to the three months ended June 30, 2012. The increase was primarily attributable to an $18,800,000 increase in drug manufacturing costs due to an increase in pre-commercialization activities, an $7,245,000 increase in clinical trial costs due to the expansion of our BTK program and increased enrollment in our clinical trials, a $7,093,000 increase in payroll and related expenses due to an increase in headcount, a $2,748,000 increase in stock-based compensation expense (primarily due to the timing and accounting of grants for performance-based stock options, an increase in our stock price resulting in a higher fair value for options granted and the growth in our employee base), a $2,980,000 increase in consulting and outside services. Partially offsetting these increases was a $29,599,000 increase in the reduction to research and development costs attributable to the Janssen development cost share and Excess Amounts for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 (see Note 4 to the condensed consolidated financial statements).

Research and development expense for the six months ended June 30, 2013 increased by $32,494,000, or 104%, compared to the six months ended June 30, 2012. The increase was primarily attributable to a $27,887,000 increase in drug manufacturing costs, a $14,342,000 increase in stock-based compensation expense (primarily due to the timing and accounting of grants for performance-based stock options, an increase in our stock price resulting in a higher fair value for options granted and the growth in our employee base), a $13,159,000 increase in payroll and related expenses due to an increase in headcount, a $4,674,000 increase in consulting and outside services and a $3,558,000 increase in clinical trial costs largely attributable to costs associated with the expansion of our BTK program and increased enrollment in our clinical trials. Partially offsetting these increases was a $34,409,000 increase in the reduction to research and development costs attributable to the Janssen development cost share for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 (see Note 4 to the condensed consolidated financial statements).
Average research and development headcount increased from 110 to 222 in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Average research and development headcount increased from 105 to 206 in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. In the near term, we expect to hire additional research and development employees, as well as incur costs under our collaboration agreements as we continue to invest in the development of our products (see Note 4 to our condensed consolidated financial statements). Accordingly, we expect that our research and development expenses will continue to increase.
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
Direct costs by program and indirect costs are as follows (in thousands):

				Related R&D Expenses
				Three Months Ended June 30,		Six Months Ended June 30,
Product	Description	Phase of Development	Estimated Completion of Phase	2013	2012	2013	2012
BTK Inhibitors, gross expense	Cancer/autoimmune	Phase I/II/III, Pre-Clinical	Unknown	$36,349	$11,466	$56,210	$22,087
Less: Excess Amounts under Janssen agreement				(17,377)	—	(17,377)	—
BTK Inhibitors, net expense				18,972	11,466	38,833	22,087
HDAC Inhibitors	Cancer/autoimmune	Phase I/II	Unknown	241	515	759	895
Factor VIIa Inhibitor	Cancer	Phase I/II	Unknown	165	469	280	886
	Total direct costs			19,378	12,450	39,872	23,868
	Indirect costs			8,545	2,935	23,835	7,345
	Research and development, net			$27,923	$15,385	$63,707	$31,213
General and Administrative (in thousands):

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2013	2012		2013	2012
General and administrative expenses	17,736	$4,220	320%	$37,762	$8,281	356%
Less: Excess Amounts related to General and administrative	(3,006)	—	—%	(3,006)	—	—%
General and administrative, net	$14,730	$4,220	249%	$34,756	$8,281	320%

General and administrative costs for the three months ended June 30, 2013 increased by $10,509,000, or 249%, compared with the three months ended June 30, 2012. The increase was primarily due to a $3,112,000 increase in payroll and payroll related expenses due to higher headcount, a $2,702,000 increase in marketing and related expenses, a $2,265,000 increase in stock-based compensation expense, a $1,178,000 increase in legal fees and a $1,071,000 increase in cost sharing expenses under the Agreement with Janssen. Partially offsetting these increases was a $3,006,000 increase in Excess Amounts which were recorded as a reduction to general and administrative costs (see Note 4 to the condensed consolidated financial statements).
General and administrative costs for the six months ended June 30, 2013 increased by $26,475,000, or 320%, compared with the six months ended June 30, 2012. The increase was primarily due to a $13,874,000 increase in stock-based compensation expense (primarily due to the timing and accounting of grants for performance-based stock options, an increase in our stock price resulting in a higher fair value for options granted and the growth in the our employee base), a $4,776,000 increase in marketing and related expenses, a $4,722,000 increase in payroll and related expenses due to higher headcount, a $1,663,000 increase in legal fees, a $727,000 increase in travel expenses and a $725,000 increase in recruiting expenses. Partially offsetting these increases was a $3,006,000 increase in Excess Amounts which were recorded as a reduction to general and administrative costs (see Note 4 to the condensed consolidated financial statements).
Average general and administrative headcount increased from 24 to 80 in the three months ended three months ended June 30, 2013 compared to the three months ended June 30, 2012. Average general and administrative headcount increased from 24 to 74 in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
Income tax benefit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Income tax benefit	$(343)	$(529)	$(1,317)	$(5,612)
For the six months ended June 30, 2013, we recorded an income tax benefit of $1,317,000 compared to an income tax benefit of $5,612,000 for the six months ended June 30, 2012. The tax benefit is primarily attributable to non-deductible expenses offset by the use of federal and state net operating loss carryovers that are not subject to any use limitations and our operations in foreign jurisdictions.
Liquidity and Capital Resources
Our principal sources of working capital have been private and public equity financings as well as proceeds from collaborative research and development agreements. At June 30, 2013, we had $504,984,000 in cash, cash equivalents and marketable securities.
Net cash used in operating activities of $13,126,000 during the six months ended June 30, 2013 primarily consisted of net loss of $39,560,000, adjusted by $30,439,000 for stock-based compensation expense, a $10,711,000 increase in accounts receivable, a $9,608,000 increase in prepaid expenses and other assets and a $7,416,000 decrease in deferred revenue. These decreases in cash flows from operating activities were partially offset by a $24,746,000 increase in accrued liabilities. The increase in accounts receivable was primarily due to an increase in receivables from Janssen related to cost sharing and Excess Amounts under the collaboration agreement. The increase in prepaid expenses and other assets was primarily due to prepayments made in connection with our on-going clinical studies and a deposit paid in connection with the expansion of our contract manufacturing facility. The decrease in deferred revenue was due to the recognition of collaboration services revenue primarily related to the Janssen agreement. The increase in accrued liabilities was primarily due to higher accrued contract manufacturing costs, higher accrued payroll and related expenses due to the increase in headcount, higher accrued marketing expenses and increased costs related to our clinical trials activities.
For the six months ended June 30, 2012, net cash used in operating activities of $37,817,000 primarily consisted of the net loss of $29,729,000, adjusted by $5,333,000 for stock-based compensation expense, a $5,651,000 decrease in income taxes payable, a $4,753,000 increase in accounts receivable primarily from Janssen for its share of costs under the cost sharing agreement and a $3,837,000 decrease in deferred revenue due to the recognition of collaboration services revenue primarily related to the Janssen agreement.
Net cash used in investing activities of $9,110,000 for the six months ended June 30, 2013 consisted primarily of $7,950,000 used to purchase property and equipment, $8,080,000 used to purchase marketable securities, partially offset by $6,680,000 of proceeds from the maturities of marketable securities. For the six months ended June 30, 2012, net cash provided by investing activities was $2,746,000 and consisted primarily of $10,119,000 of proceeds from maturities of marketable securities, partially offset by $5,720,000 used to purchase marketable securities and $1,665,000 used to purchase property and equipment.
Net cash provided by financing activities of $208,957,000 for the six months ended June 30, 2013 consisted primarily of $201,023,000 of net proceeds from the issuance of shares in a public stock offering and $7,934,000 of proceeds from the issuance of common stock upon the exercise of stock options and the sale of stock under our employee stock purchase plan. For the six months ended June 30, 2012, cash provided by financing activities of $2,753,000 consisted primarily of $3,600,000 of proceeds from the issuance of common stock upon the exercise of stock options.
During the six months ended June 30, 2013, we sold 2,200,000 shares of our common stock in an underwritten public offering at $94.20 per share for net proceeds of $201,023,000 after deducting expenses of the offering. The closing of the offering took place on March 13, 2013. We intend to use the net proceeds from this offering to accelerate commercial readiness for ibrutinib, to advance our clinical pipeline, including expanding clinical development of ibrutinib in additional indications, to evaluate strategic opportunities to potentially add synergistic assets and for general corporate purposes.
In December 2011, we received a $150,000,000 upfront payment from our collaboration and license agreement with Janssen. The collaboration and license agreement provided us with the potential to receive future milestone payments of up to $825,000,000, of which four milestone payment obligations from Janssen of $50,000,000 each were triggered prior to the three months ended June 30, 2013. We may receive up to an additional $625,000,000 in development, regulatory and approval milestone payments; for total potential upfront and milestone payments of $975,000,000. However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved.
Based upon the current status of our product development plans and our collaboration with Janssen, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. We also anticipate the level of our capital expenditures to increase in the next twelve months. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. Due to our extensive drug programs we may need to raise additional capital to fund our operations in the future. We may raise additional funds through the public or private sale of securities, bank debt, partnership collaboration or otherwise. If we are unable to secure additional funds, whether through sale of our securities, debt or partnership collaborations, we may have to delay, reduce the scope of or discontinue one or more of our product development programs. Our actual capital requirements will depend on many factors, including the following:
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
Contractual Obligations
The following table summarizes our primary non-cancelable contractual obligations as of June 30, 2013 (in thousands):

	Payments due by Period
Contractual Obligations	Total	Remaining six months	2014	2015	2016	2017	Thereafter
Operating lease obligations	$14,374	$1,014	$2,266	$2,192	$2,277	$1,996	$4,629
Purchase commitments (1)	9,893	9,893	—	—	—	—	—
Total	$24,267	$10,907	$2,266	$2,192	$2,277	$1,996	$4,629
(1) Purchase commitments primarily consist of non-cancelable orders related to the expansion of our contract manufacturing facility, orders to purchase drug manufacturing equipment and other non-cancelable orders for contract manufacturing.
Off-Balance Sheet Arrangements
None
Critical Accounting Policies, Estimates and Judgments
There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2013, compared with the disclosures in Part II, Item 7 of our Transition Report on Form 10-K for the transition period ended December 31, 2012.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance in connection with disclosures about offsetting assets and liabilities. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. On January 31, 2013, the FASB issued Accounting Standards Update ("ASU") 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. The adoption of ASU 2013-01 did not have a material effect on our condensed consolidated financial statements during the three and six months ended June 30, 2013.
In January 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 did not affect our results of operations or financial position during the three and six months ended June 30, 2013.
During the fiscal first quarter of 2013, the FASB issued amended guidance clarifying the release of accumulated Foreign Currency Translation from Accumulated Other Comprehensive Income (AOCI) into current year Net Earnings. The amendment requires that when the parent company ceases to have a controlling interest in a subsidiary or a business within a foreign entity the parent is to release accumulated Foreign Currency Translation from AOCI. This update is required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our results of operations, cash flows or financial position.

In July 2013, the FASB adopted clarifying guidance on the presentation of unrecognized tax benefits when various qualifying tax credits exist. The amendment requires that unrecognized tax benefits be presented on the Consolidated Balance Sheet as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. To the extent that the unrecognized tax benefit exceeds these credits, it shall be presented as a liability. This update is required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on the presentation of our financial position.
In July 2013, FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There was no significant change in our exposure to market risk since December 31, 2012.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President, Finance. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President, Finance have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Executive Vice President, Finance, as appropriate to allow timely decisions regarding required disclosure.
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
We also expect to raise any necessary additional funds through the public or private sale of securities, bank debt financings, collaborative arrangements with corporate partners or other sources that may be highly dilutive, or otherwise disadvantageous, to existing stockholders or subject us to restrictive covenants. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. Additional funds may not be available on acceptable terms, if at all. Our failure to raise capital when needed and on acceptable terms may require us to reduce our operating expenses, delay or reduce the scope of or eliminate one or more of our research or development programs and would limit our ability to respond to competitive pressures or unanticipated requirements and to continue operations. Any one of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
Furthermore, regulatory approval may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products, which in turn could have a material adverse effect on our business, financial condition and results of operations:

•	failure to obtain and thereafter maintain requisite governmental approvals;

•	failure to obtain approvals for specific indications of our products under development;

•	an occurrence of serious and unanticipated adverse side effects;

•	identification of serious and unanticipated long-term adverse side effects in our products under development, that may not have been identified prior to approval; or

•	identification of previously unknown problems with the manufacturing or manufacturing processes for our products.
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
All of our drug candidates remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our drug candidates, we may not be successful.
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
We have a history of operating losses and we expect to continue to have losses in the future, until such time, if ever, as the commercialization of our products generate sufficient revenue to cover our expenses.
We have incurred significant operating losses since our inception in 1991 and, as of June 30, 2013, had an accumulated deficit of $323,166,000. We expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenue to cover our expenses. In addition, we announced on July 10, 2013 that we submitted our first New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for the investigational oral BTK inhibitor, ibrutinib, for two relapsed/refractory B-cell malignancy indications: mantle cell lymphoma (MCL) and chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL). In connection with this NDA filing, we incurred substantial expenses in contemplation of commercialization. Our product candidates are in various stages of development and the commercialization of those products may not occur. To date, we have not generated any commercial revenue from the sale of our products. Our sustaining profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products.
Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance may harm our business.

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
The collaboration with Janssen provides us with an annual cap of our share of collaboration costs and pre-tax commercialization profits/losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement. In the event that our share of aggregate development costs in any given calendar year, together with any other amounts that become due from us, plus our share of pre-tax loss (if any) for any calendar quarter in such calendar year, less our share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the “Excess Amounts”) are funded by Janssen. Under the Agreement, total Excess Amounts plus interest may not exceed $225,000,000. As of June 30, 2013, total Excess Amounts were $38,701,000 (which comprises the cumulative amount funded by Janssen to-date of $38,508,000 and interest of $193,000). The Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calender quarter for the product. Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product. We cannot reasonably predict the amount and timing of potential future commitments under the Janssen collaboration and license agreement, including Excess Amounts, as the payments are contingent upon future events. See Note 4 to the condensed consolidated financial statements for more information about our collaboration and licensing agreement with Janssen.
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

•	any disruption of the ability of our manufacturing contractors to supply necessary quantities of our products could have a material adverse effect on our ability to support our operations; and

•	our current manufacturers may have insufficient capacity to support our requirements in the event of an increase in market demand.
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
We may be unsuccessful in developing, training and managing our Sales and Marketing organizations.
We have recently hired sales representatives for our U.S. territories and are currently on-boarding and training them to be ready in the event the FDA finalizes its review of the recently filed New Drug Application and awards a label. While we believe our Sales and Marketing organizations have the technical expertise and experience that will be required for the marketing of ibrutinib in the U.S. if the product is approved by the FDA, we have not previously operated a sales and marketing organization. We have and will incur substantial additional expenses in developing, training and managing such an organization. The cost of developing, training and managing our sales force may exceed any product revenue. In addition, our own marketing and sales efforts may be unsuccessful. We compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against those of such other companies. Although we have a co-promotion and licensing arrangement with our partner Janssen for the marketing of ibrutinib in the U.S., this relationship may fail to increase the commercial success of ibrutinib. If Janssen terminates its relationship with us, we may decide to enter into a co-promotion or other licensing arrangement with another large pharmaceutical or biotechnology firm in order to commercialize ibrutinib. To the extent we rely on our existing co-promotion and licensing arrangement with our partner Janssen or enter into a co-promotion or other licensing agreement with another large pharmaceutical or biotechnology firm, some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful and may not be within our control. If we are unable to retain our existing co-promotion and licensing arrangement with our partner Janssen or we are unable to enter into a co-promotion or other licensing agreement with another large pharmaceutical or biotechnology firm on acceptable terms or at all, we may not be able to successfully commercialize ibrutinib or our future product candidates. If we are not successful in commercializing ibrutinib or our future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant losses or become unable to continue the operation of our business.
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
The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the period beginning January 1, 2011 and ending June 30, 2013, the sales price for one share of our common stock reached a high closing price of $94.20 per share and a low closing price of $4.88 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

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
If our products are not accepted by the market or if users of our products are unable to obtain adequate coverage of and reimbursement for our products from government and other third-party payers, our revenue and profitability may suffer.
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
Departure of officer
Dr. Joseph J. Buggy, who served as the Company's Vice President, Research since September 2007, announced he is resigning from his position with the Company to pursue other interests, effective August 15, 2013.

Item  6.                         Exhibits

10.1*	Amended and Restated License Agreement by and between the Company and Novo Nordisk A/S dated as of June 28, 2013.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certifications of CEO and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential treatment has been requested as to certain portions of this agreement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: August 8, 2013	By:	/s/ ROBERT W. DUGGAN
Robert W. Duggan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2013	By:	/s/ JOSHUA T. BRUMM
Joshua T. Brumm
Executive Vice President, Finance
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
10.1*	Amended and Restated License Agreement by and between the Company and Novo Nordisk A/S dated as of June 28, 2013.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certifications of CEO and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential treatment has been requested as to certain portions of this agreement.