Form 10-Q
period 2013-09-30
PHARMACYCLICS INC
filed 2013-11-07
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 29, 2013 there were 73,712,245 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

PHARMACYCLICS, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$548,433	$307,433
Marketable securities	11,667	9,681
Accounts receivable	53,781	26,697
Prepaid expenses and other current assets	10,529	2,681
Total current assets	624,410	346,492
Property and equipment, net	20,856	6,403
Other assets	3,033	2,234
Total assets	$648,299	$355,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,896	$4,607
Accrued liabilities	54,879	15,122
Income tax payable	—	1,389
Deferred revenue - current portion	7,411	8,139
Total current liabilities	67,186	29,257
Deferred revenue - non-current portion	52,054	62,562
Deferred rent	707	784
Total liabilities	119,947	92,603
Commitments and contingencies (Notes 4 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2013 and December 31, 2012, respectively; shares issued and outstanding 73,583,246 and 70,216,386 at September 30, 2013 and December 31, 2012, respectively	7	7
Additional paid-in capital	809,191	546,129
Accumulated other comprehensive loss	(13)	(4)
Accumulated deficit	(280,833)	(283,606)
Total stockholders’ equity	528,352	262,526
Total liabilities and stockholders’ equity	$648,299	$355,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
License and milestone revenue	$75,000	$100,000	$125,000	$100,000
Collaboration services revenue	4,088	2,695	11,618	6,745
Total revenue	79,088	102,695	136,618	106,745
Operating expenses:
Research and development	45,066	19,072	126,150	50,285
Less: Excess Amounts related to Research and development (see Note 4)	(34,146)	—	(51,523)	—
Research and development, net	10,920	19,072	74,627	50,285
General and administrative	26,120	4,868	63,882	13,149
Less: Excess Amounts related to General and administrative (see Note 4)	(11,378)	—	(14,384)	—
General and administrative, net	14,742	4,868	49,498	13,149
Total operating expenses	25,662	23,940	124,125	63,434
Income from operations	53,426	78,755	12,493	43,311
Interest and other income (expense), net	148	52	204	155
Income before income taxes	53,574	78,807	12,697	43,466
Income tax provision (benefit)	11,241	3,201	9,924	(2,411)
Net income	$42,333	$75,606	$2,773	$45,877
Net income per share:
Basic	$0.58	$1.09	$0.04	$0.66
Diluted	$0.55	$1.02	$0.04	$0.62
Weighted average shares used to compute net income per share:
Basic	73,316	69,512	72,409	69,149
Diluted	77,659	74,456	76,684	73,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Comprehensive income, net of taxes
Net income	$42,333	$75,606	$2,773	$45,877
Change in unrealized gain (loss) on marketable securities	2	—	(9)	(2)
Comprehensive income	$42,335	$75,606	$2,764	$45,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,773	$45,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,479	610
Amortization of premium on marketable securities, net	—	4
Stock-based compensation expense	40,575	8,499
Excess tax benefit from stock-based compensation arrangements	(10,509)	—
Income tax benefit from stock-based compensation arrangements	10,509	—
Loss on property and equipment	208	2
Changes in assets and liabilities:
Accounts receivable	(27,084)	(7,625)
Prepaid expenses and other assets	(8,515)	(1,420)
Accounts payable	833	3,632
Accrued liabilities	35,157	2,542
Income taxes payable	(1,389)	(2,724)
Deferred revenue	(11,236)	(6,433)
Deferred rent	(77)	218
Net cash provided by operating activities	32,724	43,182
Cash flows from investing activities:
Purchase of property and equipment	(12,083)	(2,573)
Proceeds from sale of property and equipment	—	12
Purchase of marketable securities	(12,640)	(10,645)
Proceeds from sales of marketable securities	240	—
Proceeds from maturities of marketable securities	10,405	10,839
Net cash used in investing activities	(14,078)	(2,367)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	201,023	(847)
Proceeds from exercise of stock options and stock purchase rights	10,822	6,005
Excess tax benefit from stock-based compensation arrangements	10,509	—
Net cash provided by financing activities	222,354	5,158
Increase in cash and cash equivalents	241,000	45,973
Cash and cash equivalents at beginning of period	307,433	230,214
Cash and cash equivalents at end of period	$548,433	$276,187
Supplemental disclosure of non-cash investing and financing activities:
Receivable for stock option exercises	$501	$34
Property and equipment purchases included in Accounts payable and Accrued liabilities	$5,093	$625

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
Company Overview
Pharmacyclics, Inc. (the "Company" or "Pharmacyclics") is a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. The Company's mission and goal is to build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs; and to identify promising product candidates based on scientific development and administrational expertise, develop its products in a rapid, cost-efficient manner and pursue commercialization and/or development partners when and where appropriate.
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
Based upon the current status of its product development and plans, the Company believes that its existing cash, cash equivalents and marketable securities will be adequate to satisfy the Company's capital needs through at least the next twelve months. However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with the Company's general and administrative expenses, are expected to result in significant operating expenditures until the commercialization of the Company's products, or partner collaborations, generate sufficient revenue to cover expenses. The Company expects that income or losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company has not generated any commercial revenue from sales of its products. The Company's ability to achieve or sustain profitability in the future depends upon its ability to successfully complete the development of its products, obtain required regulatory approvals and successfully manufacture and commercialize its products.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Pharmacyclics, Inc. and its wholly-owned subsidiaries, Pharmacyclics (Europe) Limited, Pharmacyclics Switzerland GmbH, Pharmacyclics Cayman Ltd. and Pharmacyclics (Shanghai) Management Consulting Service Limited. All intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company's consolidated operations.
The interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of the Company's financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP"). The December 31, 2012 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in the Company's Transition Report on Form 10-K for the transition period ended December 31, 2012, but does not include all disclosures required by accounting principles generally accepted in the United States.
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
Concentration of credit risk
As of September 30, 2013, the Company's accounts receivable balance of $53,781,000 was primarily comprised of $52,162,000 due from Janssen under the collaboration agreement related to cost sharing and Excess Amounts (See Note 4).
Reclassifications
Certain amounts within the condensed consolidated balance sheet for the prior period were reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position.
Note 2 - Basic and Diluted Net Income Per Share
 Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, including performance-based stock options for which performance criteria have been achieved, and shares to be purchased under the employee stock purchase plan. The dilutive effect of potentially dilutive securities is reflected in diluted net income per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock can result in a greater dilutive effect from potentially dilutive securities.
The computations of basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income	$42,333	$75,606	$2,773	$45,877
Denominator:
Weighted average common shares - basic	73,316	69,512	72,409	69,149
Effect of dilutive securities:
Employee stock options	4,291	4,794	4,197	4,546
Employee stock purchase plan	52	150	78	145
Weighted average common shares - diluted	77,659	74,456	76,684	73,840
Net income per share:
Basic	$0.58	$1.09	$0.04	$0.66
Diluted	$0.55	$1.02	$0.04	$0.62
Potentially dilutive securities excluded from net income per share - diluted because their effect is anti-dilutive	542	220	801	579

Note 3 - Stock-Based Compensation and Stockholders’ Equity
Common Stock
In March 2013, the Company sold 2,200,000 shares of its common stock in an underwritten public offering at $94.20 per share for net proceeds of $201,023,000 after deducting expenses of the offering. The closing of the offering took place on March 13, 2013.
Stock Plans
The Company grants options to purchase its common stock pursuant to its 2004 Equity Incentive Award Plan.
The components of stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Research and development	$5,287	$2,590	$20,227	$6,298
General and administrative	4,849	576	20,348	2,201
Total stock-based compensation	$10,136	$3,166	$40,575	$8,499

The following table summarizes the Company's stock option activity for the nine months ended September 30, 2013 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share
Balance at December 31, 2012	6,071	$11.64
Exercised	(1,073)	8.65
Granted	1,052	66.36
Forfeited	(401)	22.86
Balance at September 30, 2013	5,649	$21.61

The accounting grant date for employee stock options with performance obligations is the date on which the performance goals have been defined and a mutual understanding of the terms has been reached. Generally options with performance obligations vest over a four year period, with the goals set and agreed upon each year. Therefore, the table above does not include 967,788 performance options granted in current and prior fiscal years for which the performance criteria had not been established as of September 30, 2013.
 At September 30, 2013, 2,820,489 shares were available for grant under the Company's 2004 Equity Incentive Award Plan.
 Sales under the Employee Stock Purchase Plan ("Purchase Plan") for the nine months ended September 30, 2013 and 2012 were 94,070 and 58,761 at an average price of $17.79 and $10.56, respectively. Shares available for future purchase under the Purchase Plan were 597,604 at September 30, 2013.
Additional paid-in capital increased by $263,062,000 during the nine months ended September 30, 2013, as a result of the issuance of common stock in the public offering of $201,023,000, stock-based compensation expense of $40,575,000, the issuance of common stock upon exercise of stock options and stock purchase rights of $10,955,000 and excess tax benefits from stock-based compensation arrangements of $10,509,000.
Note 4 — Collaboration and Other Agreements
For the three and nine months ended September 30, 2013 and 2012, the Company recognized revenue related to its collaboration and license arrangements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Janssen	$78,820	$102,595	$136,236	$106,432
Les Laboratoires Servier ("Servier")	14	55	115	149
Other	254	45	267	164
Total	$79,088	$102,695	$136,618	$106,745

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
The collaboration has no fixed duration or expiration date and provided for payments by Janssen to the Company of a $150,000,000 non-refundable upfront payment upon execution, as well as potential future milestone payments of up to $825,000,000, based upon continued development progress ($250,000,000), regulatory progress ($225,000,000) and approval of the product in both the U.S. and the License Territory ($350,000,000). During the three months ended September 30, 2013, the Company earned regulatory milestones totaling $75,000,000 from Janssen upon the FDA's acceptance for filing of the new drug application for the investigational oral Bruton’s tyrosine kinase (“BTK”) inhibitor ibrutinib, for two B-cell malignancy indications: previously treated mantle cell lymphoma (“MCL”) and previously treated chronic lymphocytic leukemia/small lymphocytic lymphoma (“CLL/SLL”). To date, $275,000,000 in development and regulatory milestones have been earned by the Company under the Agreement and the Company may receive up to an additional $550,000,000 in development, regulatory and approval milestone payments.
The development, regulatory and approval milestones represent non-refundable amounts that would be paid by Janssen to the Company if certain milestones are achieved in the future. The Company has elected to apply the guidance in ASC 605-28 to the milestones. These milestones, if achieved, are substantive as they relate solely to past performance, are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of the Company's performance, which are reasonable relative to the other deliverables and terms of the arrangement, and are unrelated to the delivery of any further elements under the arrangement.
The Agreement includes a cost sharing arrangement for associated collaboration activities. Under the Agreement, except in certain cases, in general Janssen is responsible for approximately 60% of development costs and the Company is responsible for the remaining 40% of development costs. In general, costs associated with commercialization will be included in determining pre-tax profit or pre-tax loss, which are to be shared by the parties 50/50.
The collaboration with Janssen provides the Company with an annual cap of its share of collaboration costs and pre-tax commercialization profits/losses for each calendar year until the third profitable quarter for the product, as determined in the Agreement. In the event that the Company's share of aggregate development costs in any given calendar year, together with any other amounts that become due from the Company, plus the Company's share of pre-tax loss (if any) for any calendar quarter in such calendar year, less the Company's share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the “Excess Amounts”) are funded by Janssen. The Company recognizes Excess Amounts as a reduction to operating expenses as the Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only as a reduction of the Company's share of pre-tax profits (if any) after the third profitable quarter for the product.
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
Prior to accounting for Excess Amounts, the Company's share of costs incurred under the Agreement, were $45,524,000 for the three months ended September 30, 2013 and $17,844,000 for the three months ended September 30, 2012. Prior to accounting for Excess Amounts, the Company's share of costs incurred under the Agreement were $115,907,000 for the nine months ended September 30, 2013 and $42,941,000 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the total amount associated with the Excess Amounts portion of the Agreement was $65,907,000. The Company recorded no Excess Amounts for the nine months ended September 30, 2012. The Company has recognized the Excess Amounts as a reduction to operating expenses as the Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for the product. Excess Amounts were recognized as a reduction to operating expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Research and development	$34,146	$—	$51,523	$—
General and administrative	11,378	—	14,384	—
Total Excess Amounts	$45,524	$—	$65,907	$—

As of September 30, 2013, total Excess Amounts of $84,379,000 (which comprises the cumulative amount funded by Janssen to-date of $84,032,000 and interest of $347,000) would become payable once the Company reaches a third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product.
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
For the three and nine months ended September 30, 2013, the Company recognized development costs under the Agreement as a component of research and development expense of $41,000,000 and $136,333,000, respectively, partially offset by Janssen's share of expenses under the cost sharing arrangement of $7,861,000 and $42,221,000, respectively, and a reduction of $34,146,000 and $51,523,000, respectively, for Excess Amounts related to development services. For the three and nine months ended September 30, 2012, the Company recognized development costs under the collaboration as a component of research and development expense of $25,545,000 and $66,908,000, respectively, partially offset by Janssen's share of expenses under the cost sharing arrangement of $8,817,000 and $26,144,000, respectively. For the three and nine months ended September 30, 2012, no Excess Amounts were recognized as a component of research and development expense.
The Company also recognized certain general and administrative expenses, including marketing and patent costs, under the collaboration agreement as a component of general and administrative expense of $11,162,000 and $20,265,000 for the three and nine months ended September 30, 2013, respectively, increased by $1,223,000 and $1,530,000, respectively, for amounts due from the Company to Janssen under the cost sharing arrangement, and a reduction of $11,378,000 and $14,384,000, respectively, for Excess Amounts related to general and administrative expenses. For the three and nine months ended September 30, 2012, the Company recognized general and administrative costs under the Agreement of $905,000 and $1,975,000, respectively, increased by $217,000 for the three months ended September 30, 2012 for amounts due to Janssen under the cost sharing arrangement and increased by $213,000 for the nine months ended September 30, 2012 for Janssen's share of expenses incurred during the period under the cost sharing arrangement. For the three and nine months ended September 30, 2012, no Excess Amounts were recognized as a component of general and administrative expenses.
Accounts receivable at September 30, 2013 included $52,162,000 due from Janssen (of which $6,638,000 was related to cost sharing and $45,524,000 was related to Excess Amounts) and $1,526,000 due from Janssen related to value added taxes. At December 31, 2012, the Company had $26,617,000 receivable from Janssen, of which $8,492,000 was related to cost sharing and $18,125,000 was related to Excess Amounts.
Total revenue recognized with respect to the Company's worldwide collaboration and license agreement with Janssen consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
License and milestone revenue	$75,000	$100,000	$125,000	$100,000
Collaboration services revenue	3,820	2,595	11,236	6,432
Total revenue	$78,820	$102,595	$136,236	$106,432

At September 30, 2013, approximately $59,264,000 was included in deferred revenue related to the Janssen committee and development services, of which $52,054,000 was included in deferred revenue non-current. At December 31, 2012, approximately $70,500,000 was included in deferred revenue related to the Janssen committee and development services, of which $62,562,000 was included in deferred revenue non-current.
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
Under this agreement with Servier, the Company is also eligible to receive up to $24,500,000 in milestone payments upon achievement of pre-specified events; including up to $10,500,000 for the achievement of development milestones ($7,000,000 of which was paid to the Company, in advance, during April 2011), up to $5,000,000 for the achievement of regulatory progress and up to $9,000,000 for regulatory approval of the pan HDAC product in major jurisdictions. In addition, Servier agreed to make royalty payments on net sales of the licensed product as defined in the agreement. In October 2011, the milestone related to the $7,000,000 advance payment was achieved and the Company recognized the amount as revenue.
Total revenue recognized with respect to the Company's collaboration and license agreement with Servier consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
License and milestone revenue	$—	$—	$—	$—
Collaboration services revenue	14	55	115	149
Total	$14	$55	$115	$149
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
In connection with entering into the license agreement with Novo Nordisk, the Company received an upfront payment of $5,000,000 in October 2012. In addition, the Company may receive up to $55,000,000 based on the achievement of certain development, regulatory and sales milestones. Upon commercialization, the Company will also receive low single digit tiered royalties on Novo Nordisk's net sales of biopharmaceutical formulations utilizing the addition of PCI-27483. In connection with the agreement, during the three months ended December 31, 2012, Novo Nordisk purchased a preclinical supply of PCI-27483 in the amount of $803,000, of which $602,000 was recognized as revenue during the three months ended December 31, 2012 for supply delivered, where the right of return had elapsed and all four revenue criteria had been met. As of September 30, 2013, $201,000 of revenue was deferred related to the Company's sale of PCI-27483 to Novo Nordisk.
On June 28, 2013, the Company entered into an amended and restated license agreement with Novo Nordisk to expand the scope of the license granted by the Company to Novo Nordisk in October 2012. Under the amended and restated license agreement with Novo Nordisk, the Company has no additional obligations related to the delivery of the license.
Celera Corporation
In April 2006, the Company acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as approximately $97,000,000, although the Company currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to the Company's HDAC inhibitor program and approximately one-third relates to the Company's Factor VIIa inhibitor program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. There were no milestone payments triggered during the three and nine months ended September 30, 2013 or the three and nine months ended September 30, 2012 related to the Company's HDAC inhibitor or Factor VIIa inhibitor programs. In addition to the milestone payments, the Company will be required to make single-digit royalty payments based on annual sales of drugs commercialized from the Company's HDAC inhibitor, Factor VIIa inhibitor and certain BTK inhibitor programs including ibrutinib.

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
The fair value of the Company's financial assets and liabilities is determined by using three levels of input which are defined as follows:
Level 1 - Quoted prices in active markets for identical assets or liabilities. At September 30, 2013, the Company's Level 1 assets were comprised of U.S. treasury securities and money market funds.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's short-term investments primarily utilize broker quotes in markets with infrequent transactions for valuation of these securities. At September 30, 2013, the Company's Level 2 assets were comprised of U.S. agency securities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At September 30, 2013, the Company did not hold any Level 3 assets.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The following is a summary of the Company's available-for-sale securities at September 30, 2013 and December 31, 2012, respectively (in thousands):

As of September 30, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. agency securities – FDIC insured	$11,680	$—	$(13)	$11,667
Total marketable securities	$11,680	$—	$(13)	$11,667

As of December 31, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. agency securities – FDIC insured	$9,685	$—	$(4)	$9,681
Total marketable securities	$9,685	$—	$(4)	$9,681

At September 30, 2013, the Company's marketable securities had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$11,680	$11,667
The following table sets forth the basis of fair value measurements for the Company's cash equivalents and available-for-sale securities as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
U.S. treasury bills	$250,067	$—	$—	$250,067
Money market funds	70,876	—	—	70,876
U.S. agency securities - FDIC insured	—	240	—	240
Marketable securities:
U.S. agency securities - FDIC insured	—	11,667	—	11,667
	$320,943	$11,907	$—	$332,850

	December 31, 2012
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
Money market funds	$137,856	$—	$—	$137,856
U.S. agency securities - FDIC insured	—	240	—	240
Marketable securities:
U.S. agency securities - FDIC insured	—	9,681	—	9,681
	$137,856	$9,921	$—	$147,777

Note 6 – Balance Sheet Components
Property and equipment, net, consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Equipment	$9,835	$8,523
Leasehold improvements	5,478	4,516
Furniture and fixtures	1,261	739
Construction in progress	11,583	1,192
	28,157	14,970
Less: Accumulated depreciation and amortization	(7,301)	(8,567)
	$20,856	$6,403

Accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued clinical related	$15,819	$6,415
Accrued payroll and employee related expenses	15,568	2,934
Accrued contract manufacturing	3,027	3,126
Accrued marketing	1,686	—
Accrued outside services	3,261	1,115
Accrued property and equipment purchases	5,093	338
Accrued value added taxes	4,872	—
Accrued other	5,553	1,194
	$54,879	$15,122

Deferred revenue consists of the following (in thousands):

Current portion:	September 30,	December 31,
	2013	2012
Deferred revenue related to Janssen	$7,210	$7,938
Deferred revenue related to Novo Nordisk	201	201
	$7,411	$8,139

Non-current portion:	September 30,	December 31,
	2013	2012
Deferred revenue from Janssen	$52,054	$62,562
Note 7 – Income Taxes
For the three months ended September 30, 2013, the Company recorded an income tax provision of $11,241,000 compared to an income tax provision of $3,201,000 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the Company recorded an income tax provision of $9,924,000 compared to an income tax benefit of $2,411,000 for the nine months ended September 30, 2012. The income tax provision for the nine months ended September 30, 2013 and the income tax benefit for the nine months ended September 30, 2012 was calculated based upon tax provision amounts for the respective quarters spanning multiple years.
The Company recorded a valuation allowance against all of its net deferred tax assets at both September 30, 2013 and December 31, 2012. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, considering the Company's current assessment of the probability of earning future milestones under its collaboration agreements and income from potential future sales of its product candidate, there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.
As of September 30, 2013 and December 31, 2012, the Company had unrecognized tax positions of approximately $3,835,000 and $2,845,000, respectively, which, if recognized, would benefit its effective tax rate. The Company does not expect any material change to the unrecognized tax benefits during the next twelve months. The Company is unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.
During the three months ended June 30, 2013, the Company was notified by the Internal Revenue Service (IRS) of an audit for the tax year ended June 30, 2011. As of September 30, 2013, no adjustments have been proposed by the IRS.
The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically. In the event the Company receives an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of September 30, 2013, all tax years in the U.S. remain open due to the taxing authorities’ ability to adjust operating loss carry forwards.
During the nine months ended September 30, 2013, the American Taxpayer Relief Act of 2012 was signed into law that reinstated the U.S. federal R&D tax credit retroactive to January 1, 2012. Because the law's effective enactment date is 2013, the impact to the Company of the reinstated credit was not recognized in 2012. The additional credits that will be reported within the 2013 consolidated financial statements will have no impact on operations due to the existence of a full valuation allowance on all deferred tax assets.
Note 8 – Commitments and Contingencies
Facilities Lease
As of September 30, 2013, the Company leases 132,176 square feet for its corporate headquarters in Sunnyvale, California. Of this total space, 79,776 square feet are leased under an operating lease that expires in November 2017, with an option to extend the lease term for an additional five years. The remaining 52,400 square feet, of which 32,000 square feet represents additional space that the Company exercised an option to lease during nine months ended September 30, 2013, is leased under an operating lease which expires in February 2023 and has an option to extend the lease term for an additional five years. In addition, during the nine months ended September 30, 2013, the Company entered into an agreement to lease approximately 7,500 square feet for its Pharmacyclics Switzerland GmbH office under an agreement that expires in May 2015. During the three months ended September 30, 2013, the Company entered into an agreement to lease 7,000 square feet of office space in South San Francisco, California under an operating lease which expires in September 2014.
The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of September 30, 2013, the Company's future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal year	Operating Lease Commitments
2013 (remaining three months)	$609
2014	2,509
2015	2,197
2016	2,161
2017	2,111
Thereafter	4,629
Total	$14,216
Purchase Commitments
The Company had non-cancelable purchase obligations for approximately $68,322,000 and $2,326,000 as of September 30, 2013 and December 31, 2012, respectively.
Excess Amounts under collaboration and license agreement with Janssen
The Company's worldwide collaboration and license agreement with Janssen provides the Company with an annual cap of its share of development costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement and any Excess Amounts are funded by Janssen. As of September 30, 2013, total

Excess Amounts of $84,379,000 (which comprises the cumulative amount funded by Janssen to-date of $84,032,000 and interest of $347,000) would become payable once the Company reaches a third profitable calendar quarter for the product (see Note 4). Janssen may recoup the Excess Amounts, together with interest from the Company's share of pre-tax profits (if any) in calendar quarters subsequent to its third profitable quarter for the product until the Excess Amounts and applicable interest has been fully repaid.
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

Note 9 – Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance in connection with disclosures about offsetting assets and liabilities. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. On January 31, 2013, the FASB issued Accounting Standards Updates, ("ASU") 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. The adoption of ASU 2013-01 did not have a material effect on the Company's condensed consolidated financial statements during the three and nine months ended September 30, 2013.
In January 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 did not affect the Company's results of operations or financial position during the three and nine months ended September 30, 2013.
During the fiscal first quarter of 2013, the FASB issued amended guidance clarifying the release of accumulated Foreign Currency Translation from Accumulated Other Comprehensive Income ("AOCI") into current year Net Earnings. The amendment requires that when the parent company ceases to have a controlling interest in a subsidiary or a business within a foreign entity the parent is to release accumulated Foreign Currency Translation from AOCI. This update is required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's results of operations, cash flows or financial position.
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

Note 10 – Subsequent Event

On October 30, 2013, Janssen-Cilag International NV (Janssen) announced it has submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for ibrutinib for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia (CLL)/small lymphocytic leukemia (SLL) or relapsed or refractory mantle cell lymphoma (MCL).

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
Company Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. Our mission and goal is to build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs; and to identify promising product candidates based on scientific development and administrational expertise, develop our products in a rapid, cost-efficient manner and pursue commercialization and/or development partners when and where appropriate.
We strive to be allies to all of our stakeholders - most importantly patients waging struggles against rare and incurable cancers - but also the physicians and family members who care for them, payers, our employees, our shareholders, and regulatory agencies working to bring life-changing medicines to patients.
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
Corporate Update
As of September 30, 2013, key executives for our Sales, Marketing, and Medical Affairs Organizations areas and their respective staff have been hired and have been integrated into the Company. In addition, we have hired Sales Representatives for our U.S. territories and are on-boarding and training them to be ready in the event the FDA finalizes their review of the most recently filed NDA and awards a label. The Market Access, Marketing, Business Analytics & Informatics and Public Relations organizations have also been established. The Medical Affairs organization has also significantly grown with four functional teams now established: Medical Sciences, Medical Communications, Medical Information and Medical Science Liaisons. We have hired seasoned professionals to support post marketing safety activities. We have bolstered our legal affairs team, now consisting of contracts, corporate compliance, intellectual property and corporate legal to protect and advance the corporate mission.
Ibrutinib (also known as PCI-32765) - Bruton’s Tyrosine Kinase (“BTK”) Inhibitor for Oncology
B-cells are the immune cells in the body that are responsible for producing antibodies to fight infections and provide long term immunity. Ibrutinib is a B-cell receptor pathway inhibitor that interferes with the proteins involved in signaling and it effectively blocks signals that tell B-cells to grow and divide, uncontrollably. This therapy can help stop cancer progression while preserving normal, healthy cells. Ibrutinib is a first in its class, oral therapy and is a new agent that inhibits the B-cell receptor signaling complex that plays an important role in the survival of malignant B-cells. It is one of the first medicines to file for FDA approval via the new Breakthrough Therapy Designation pathway, bringing new hope to many suffering from chronic lymphocytic leukemia (CLL) and other B-cell malignancies.
Ibrutinib Clinical Development Update During the Most Recent Quarter
On September 10, 2013 at the 15th Biennial International Workshop on CLL in Cologne, Germany the following oral clinical presentation was given:
The Bruton Tyrosine Kinase (BTK) Inhibitor Ibrutinib Promotes a High Frequency of Durable Response in Relapsed/ Refractory and Older Treatment-Naïve CLL Patients: Final Results of a Phase Ib/II Study (Furman)
Final results from PCYC-1102-CA, a multicenter, open-label, single agent Phase Ib/II study of PCI-32765 (ibrutinib) in subjects with relapsed/refractory (R/R) or with treatment-naïve (TN) (65 years of age or older) chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) was presented. This study was designed to assess safety, tolerability, and efficacy of PCI-32765 in 85 relasped/refractory and 31 treatment naïve CLL or SLL patients.
The primary objective was to determine the safety of the two dosing regimens. Secondary objectives were to assess efficacy, PK/PD and long-term safety. Overall Response Rate (ORR) inclusive of complete and partial responses (CR and PR respectively) was determined by investigator assessment. In addition, those patients who achieved a partial response (PR) in the presence of lymphocytosis were categorized as PR with lymphocytosis.
The majority of adverse events (AEs) have been Grade ≤ 2 in severity, most commonly diarrhea (57%), fatigue (33%), upper respiratory tract infection (32%), peripheral edema (28%), nausea (27%) and arthralgias (27%). Hematologic toxicity ≥ Grade 3 was relatively infrequent. There was no evidence of cumulative toxicity or long-term safety concerns with a median follow-up of 22.1 months for the 116 treated patients. 84% of TN and 62% of R/R patients continue on ibrutinib therapy in a long-term extension study. The most common reasons for treatment discontinuation include adverse event in 12 patients, disease progression in 11 patients, and stem cell transplant in 4 patients. The majority of patients with baseline cytopenias showed sustained improvement in hematologic parameters including anemia, thrombocytopenia, and neutropenia in both TN and R/R populations. In both R/R and TN populations the end of study median lymphocyte count was normal.
Durable responses were observed in patients with poor-risk factors including advanced stage disease, prior lines of therapy, or cytogenetic abnormalities. The majority of patients who achieved a partial response with lymphocytosis at some point in their treatment ultimately converted to a deeper response (CR or PR), including 9/13 TN and 38/49 RR patients. The best ORR (CR + PR) is 71% in the TN and 75% in R/R with an additional 13% in each population achieving a PR-L. The ORR +PR-L combined suggest that 84% of TN and 88% of R/R patients achieved an objective response to ibrutinib therapy based on Cheson JCO 2012.
The progression free survival (PFS) estimated at 24 months for the 85 R/R patients is 74% and for the 31 TN patients is 96%. Estimated 24 month overall survival (OS) for 85 R/R patients is 78% and for the 31 TN patients is 97%. Median duration of response, PFS, and OS cannot be estimated at the time of this analysis.
Selected Clinical Trials Initiated with ibrutinib Over the Last 21 Months

CLL/SLL

•
RESONATE™ (PCYC-1112) Phase III study of ibrutinib versus ofatumumab in patients with R/R CLL/SLL started in the second quarter of 2012. This is a randomized, multi-center, open-label Phase III trial of ibrutinib as a monotherapy. The enrollment of 391 patients was completed more than two quarters ahead of schedule in April 2013. The primary endpoint of this study is to demonstrate a statistically significant improvement in progression-free survival (PFS) when compared to ofatumumab. A pre-defined number of progression events will trigger an interim analysis.

•
RESONATE™-17 (PCYC-1117): Phase II study of ibrutinib in a single-arm, open-label, multi-center trial using ibrutinib as a monotherapy in patients who have deletion 17p and who did not respond to or relapsed after at least one prior treatment (a high unmet need population) started in the first quarter of 2013. The primary endpoint of the study is overall response rate (ORR). This global study completed its enrollment of 145 patients, more than two quarters ahead of schedule.

•
RESONATE™-2 (PCYC-1115): Phase III study of ibrutinib versus chlorambucil in frontline newly diagnosed elderly CLL/SLL patients started in the first quarter of 2013. This is a randomized, multicenter, open-label trial of ibrutinib as a monotherapy versus chlorambucil in patients 65 years or older with treatment naïve CLL/SLL. The study design was agreed upon with the FDA under a Special Protocol Assessment (SPA). The study is designed to demonstrate superiority of ibrutinib with the primary endpoint of PFS when compared to chlorambucil. Pharmacyclics plans to enroll 272 patients worldwide.

•
HELIOS (CLL3001): Phase III study of ibrutinib in combination with bendamustine and rituximab in patients with R/R CLL/SLL started enrolling patients in the third quarter of 2012. This is a randomized, multi-center, double-blinded, placebo-controlled trial of ibrutinib in combination with bendamustine and rituximab versus placebo in combination with bendamustine and rituximab in R/R CLL/SLL patients who received at least one line of prior systemic therapy. The primary endpoint of the study is to demonstrate a clinically significant improvement in PFS when compared to bendamustine and rituximab. The enrollment target of this global study is 580 patients.

MCL

•
SPARK (MCL2001): Phase II study of ibrutinib in patients with R/R MCL who progressed after bortezomib therapy started in the third quarter of 2012. This is a single-arm, multi-center trial of ibrutinib as a monotherapy in R/R MCL patients who received at least one prior rituximab-containing chemotherapy regimen and who progressed after bortezomib therapy. The primary endpoint of the study is ORR. Enrollment in MCL2001 was completed in April of 2013 with 120 patients enrolled.

•
RAY (MCL3001): Phase III study of ibrutinib versus temsirolimus in R/R MCL patients started in the fourth quarter of 2012. This is a randomized, multi-center, open-label trial of ibrutinib as a monotherapy versus temsirolimus in R/R MCL patients who received at least one prior rituximab-containing chemotherapy regimen. The primary endpoint of the study is PFS. The enrollment target of this global study is 280 patients.

•
SHINE (MCL3002): Phase III study of ibrutinib in combination with bendamustine and rituximab in elderly patients with newly diagnosed MCL started in the second quarter of 2013. This is a randomized, multi-center, double-blinded, placebo-controlled trial of ibrutinib plus bendamustine and rituximab versus placebo plus bendamustine and rituximab in patients 65 years or older with newly diagnosed MCL. The primary endpoint of the study is PFS. The enrollment target of this global study is 520 patients.

•
MCL4001: A multicenter, open label Expanded Access Program for ibrutinib as a monotherapy in relapsed/refractory (R/R) MCL patients was initiated in the US in the second quarter of 2013. EAPs are clinical studies allowed under certain circumstances by the FDA. They are designed to provide a mechanism for access to an investigational drug to treat patients with a serious or immediately life-threatening diseases or conditions until the time of an anticipated U.S. marketing approval. Further information about this program can be found on www.clinicaltrials.gov.

DLBCL

•
PCYC-1106: Phase II study of ibrutinib in patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL). This multicenter, open-label trial designed to assess the activity of ibrutinib in two genetically distinct subtypes of DLBCL, the activated B-cell (ABC) subtype and the germinal center B-cell (GCB) subtype started in the second quarter of 2011. This trial is active in several US sites and Pharmacyclics has enrolled 70 patients with updated results most recently published at the Annual Meeting of the European Hematology Association in June of 2013. In July of 2013 a new cohort with ibrutinib dosed at 840mg in patients with non-GCB subtype DLBCL was initiated. Pharmacyclics is currently enrolling patients in this new cohort.

•
DBL1002: Phase Ib dose escalating study of ibrutinib in combination with R-CHOP in patients with newly diagnosed CD20 positive B-cell Non Hodgkin Lymphoma (DLBCL, MCL, FL) started in the second quarter of 2012. The purpose of this study is to identify a safe and tolerable dose of ibrutinib in combination with R-CHOP. This global, multi-center study has been fully accrued with 17 patients and an update on the dose escalating phase of this study was provided at ASCO 2013.With a recommended Phase II dose established, an additional 15 patients with newly diagnosed DLBCL enrolled in the study. DBL1002 is currently in the follow up phase.

•
DBL3001: Phase III study of ibrutinib in combination with R-CHOP (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone) in patients with newly diagnosed the non-GCB subtype of DLBCL started in the third quarter of 2013. This is a randomized, multi-center, double-blinded, controlled trial of ibrutinib plus R-CHOP versus R-CHOP in patients with newly diagnosed non-GCB subtype DLBCL. The primary endpoint of the study is to demonstrate a clinically significant improvement in event-free survival when compared to R-CHOP. The enrollment target of this global study is 800 patients.

FL

•
FLR2002: Phase II study of ibrutinib in patients with R/R follicular lymphoma (FL) started in the second quarter of 2013. This is a multi-center, global trial of ibrutinib in patients with chemoimmunotherapy-resistant FL, whose disease has relapsed from at least 2 prior lines of therapy, including at least 1 rituximab combination chemotherapy regimen. The primary endpoint of this study is overall response rate. The enrollment target of this global study is 110 patients.

•
FLR3001: Phase III study of ibrutinib in patients with R/R indolent Non-Hodgkin’s Lymphoma (iNHL) was initiated in the third quarter of 2013. This is a multi-center, global trial of ibrutinib in patients with chemoimmunotherapy-experienced FL and marginal zone lymphoma (MZL), whose disease has relapsed from at least 1 prior therapy. The primary endpoint of this study is progression free survival. The enrollment target of this global study is 400 patients.

WM

•
Phase II study of ibrutinib in patients with R/R Waldenstrom's Macroglobulinemia (WM) that was started in the second quarter of 2012. This is a multicenter, open label study with a primary endpoint of ORR and is currently exploring ibrutinib administration at 420 mg in patients with WM who have failed at least 1 prior therapy.  The study will also assess the safety and tolerability of ibrutinib as well as progression-free survival. This study is sponsored by the Dana-Farber Cancer Institute and completed enrollment of 63 patients.

MM

•
PCYC-1111: Phase II study of ibrutinib in patients with R/R multiple myeloma (MM) started in the first quarter of 2012. This is a Phase II, multi-center, open-label trial designed to assess the safety and efficacy of ibrutinib single agent and in combination with dexamethasone in patients with R/R MM. This study is conducted by Pharmacyclics and is currently exploring ibrutinib administration at 560 mg in combination with dexamethasone and 840 mg in combination with dexamethasone and 840 mg as a single agent. Enrollment in stage 1 of dosing cohorts 1-4 is complete with a total of 67 patients enrolled. At this time, an expansion of cohorts 1 and 2 is not planned due to the fact that the protocol-defined response rate was not achieved. Dosing of the enrolled patients in cohorts 3 and 4 is continuing.

•
PCYC-1119: Phase I/IIb study of ibrutinib in combination with carlfizomib in patients with R/R MM was registered in the third quarter of 2013. The Phase I portion of this study is a dose escalation study designed to the safety and recommended Phase IIb dose of ibrutinib and carlfizomib. The Phase IIb portion will be a randomized, double-blind, placebo controlled study to evaluate the efficacy of ibrutinib and carlfizomib versus carlfizomib and placebo. The primary endpoint of the Phase IIb portion of the study is progression-free survival. Pharmacyclics plans to enroll up to 176 patients.

Regulatory Update for Ibrutinib
On August 29, 2013, we announced that the U.S. Food and Drug Administration (FDA) had accepted for filing our New Drug Application (NDA) for the investigational oral Bruton's tyrosine kinase (BTK) inhibitor ibrutinib, for two B-cell malignancy indications: previously treated mantle cell lymphoma (MCL) and previously treated chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL). The FDA also communicated that our application was granted priority review.
On October 30, 2013, Janssen-Cilag International NV (Janssen) announced it has submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for ibrutinib for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia (CLL)/small lymphocytic leukemia (SLL) or relapsed or refractory mantle cell lymphoma (MCL).

Ibrutinib (PCI-32765) Breakthrough Therapy Designations
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
Factor VIIa PCI-27483 Clinical Development Update
A multicenter Phase I/II of PCI-27483, in patients with locally advanced or metastatic pancreatic cancer that are either receiving or are planned to receive gemcitabine therapy, has completed enrollment after a total of 42 patients enrolled. The Phase II portion of the study randomized patients to receive either gemcitabine alone or gemcitabine plus PCI-27483 (1.2 mg/kg twice daily). The objectives were to assess the safety of FVIIa Inhibitor PCI-27483 at pharmacologically active dose levels, to assess potential inhibition of tumor progression and to obtain initial information of the effects on the incidence of thromboembolic events. PCI-27483 + gemcitabine was well tolerated at doses of P up to 1.5 mg/kg bid.  The safety profile of the combination was consistent with that expected of each agent.  While the clinical endpoints were not achieved in pancreatic cancer, the targeted inhibition of the coagulation cascade was achieved. Pharmacyclics submitted these findings to the American Society of Clinical Oncology Annual Meeting in June 2013. Pharmacyclics is currently defining the next steps for the development of this agent.
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
A Phase II study was undertaken in relapsed/refractory FL and mantle-cell lymphoma (MCL). The results from this study were presented in poster at the 12th International Conference on Malignant Lymphoma (“IMCL”) in Lugano, Switzerland (June 19-22, 2013). Pharmacyclics is currently defining the next steps for the development of this agent.
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
Results of Operations
Revenue (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2013	2012	Change	2013	2012	Change
License and milestone revenue	$75,000	$100,000	(25)%	$125,000	$100,000	25%
Collaboration services revenue	4,088	2,695	52%	11,618	6,745	72%
Total revenue	$79,088	$102,695	(23)%	$136,618	$106,745	28%

For the three months ended September 30, 2013, total revenue decreased by $23,607,000 compared to the three months ended September 30, 2012 primarily due to a $25,000,000 decrease in license and milestone revenue. During the three months ended September 30, 2013, we earned $75,000,000 for regulatory milestones achieved upon the FDA acceptance of the new drug application for the investigational oral Bruton’s tyrosine kinase (“BTK”) inhibitor ibrutinib, for two B-cell malignancy indications: previously treated mantle cell lymphoma (“MCL”) and previously treated chronic lymphocytic leukemia/small lymphocytic lymphoma (“CLL/SLL”). During the three months ended September 30, 2012, we earned two development milestones totaling $100,000,000. The decrease in license and milestone revenue period over period is partially offset by the increase in collaboration services revenue due to higher development costs under the collaboration with Janssen.
For the nine months ended September 30, 2013, total revenue increased by $29,873,000 compared to the nine months ended September 30, 2012 primarily due to a $25,000,000 increase in license and milestone revenue. During the nine months ended September 30, 2013, we earned $75,000,000 for regulatory milestones achieved and $50,000,000 for one development milestone achieved, compared to two development milestones earned during the nine months ended September 30, 2012 totaling $100,000,000. The remaining increase is due to higher development efforts under the collaboration with Janssen which increased the amount of deferred revenue recognized.
For the three months ended September 30, 2013, total revenue related to the Janssen agreement was $78,820,000, compared to $102,595,000 for the three months ended September 30, 2012. Revenue related to the Janssen agreement for the three months ended September 30, 2013 consisted of $75,000,000 of license and milestone revenue due to our achievement of regulatory milestones during the period and $3,820,000 of collaboration services revenue related to deferred revenue recognized.
For the nine months ended September 30, 2013, total revenue related to the Janssen agreement was $136,236,000 compared to $106,432,000 for the nine months ended September 30, 2012. Revenue related to the Janssen agreement for the nine months ended September 30, 2013 consisted of $125,000,000 of license and milestone revenue due to our achievement of regulatory milestones and one development milestone during the period and $11,236,000 of collaboration services revenue related to deferred revenue recognized.

As of September 30, 2013, approximately $59,264,000 was included in deferred revenue related to the committee and development services, of which $52,054,000 was included in deferred revenue non-current. At inception, the $14,982,000 and $64,413,000 allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively.
Research and Development (in thousands):

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2013	2012		2013	2012
Research and development	$45,066	$19,072	136%	$126,150	$50,285	151%
Less: Excess Amounts related to Research and development	(34,146)	—	—	(51,523)	—	—
Research and development, net	$10,920	$19,072	(43)%	$74,627	$50,285	48%

Research and development expense for the three months ended September 30, 2013 decreased by $8,152,000, or 43%, compared to the three months ended September 30, 2012. The decrease was primarily attributable to a $34,146,000 increase in Excess Amounts which are recorded as reduction to operating expenses. As a result of us exceeding the $50,000,000 annual cap on our share of development costs during the quarter ended June 30, 2013, all development and commercialization costs incurred under the Janssen agreement for the three months ended September 30, 2013 that were in addition to amounts to be reimbursed to us under the cost sharing arrangement represent Excess Amounts. Partially offsetting the decrease to research and development expenses which was driven by the increase in Excess Amounts was a $10,100,000 increase in payroll and related expenses due to an increase in headcount, a $5,800,000 increase in clinical trials costs due to the expansion of our BTK program and increased enrollment in our clinical trials, a $2,700,000 increase in stock-based compensation expenses (primarily due to the timing and accounting of grants for performance-based stock options, an increase in our stock price resulting in a higher fair value for options granted and the growth in our employee base), a $1,400,000 increase in drug manufacturing costs due to an increase in pre-commercialization activities, a $1,400,000 increase in outside grants, a $1,000,000 decrease in the reduction to research and development costs attributable to the Janssen development cost share and a $1,000,000 increase in consulting expenses.
Research and development expense for the nine months ended September 30, 2013 increased by $24,342,000, or 48%, compared to the nine months ended September 30, 2012. The increase was primarily attributable to a $29,300,000 increase in drug manufacturing costs due to an increase in pre-commercialization activities, a $23,200,000 increase in payroll and related expenses due to an increase in headcount, a $13,900,000 increase in stock-based compensation expense (primarily due to the timing and accounting of grants for performance-based stock options, an increase in our stock price resulting in a higher fair value for options granted and the growth in our employee base), a $9,400,000 increase in clinical trial costs largely attributable to costs associated with the expansion of our BTK program and increased enrollment in our clinical trials, a $6,600,000 increase in consulting and outside services, a $2,300,000 increase in outside grants. Partially offsetting these increases was a $51,523,000 increase in Excess Amounts which are recorded as a reduction to operating expenses and a $16,100,000 increase in the reduction to research and development costs attributable to the Janssen development cost share for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 (see Note 4 to the condensed consolidated financial statements).
Average research and development headcount increased from 133 to 253 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Average research and development headcount increased from 120 to 221 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. In the near term, we expect to hire additional research and development employees, as well as incur costs under our collaboration agreements as we continue to invest in the development of our products (see Note 4 to our condensed consolidated financial statements). Accordingly, we expect that our research and development expenses will continue to increase.
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
Direct costs by program and indirect costs are as follows (in thousands):

			Related R&D Expenses
			Three Months Ended September 30,		Nine Months Ended September 30,
Product	Description	Phase of Development	2013	2012	2013	2012
BTK Inhibitors	Cancer/autoimmune	Phase I/II/III, Pre-Clinical	$33,905	$13,642	$90,115	$35,729
HDAC Inhibitors	Cancer/autoimmune	Phase I/II	188	523	947	1,418
Factor VIIa Inhibitor	Cancer	Phase I/II	53	344	333	1,230
	Total direct costs		34,146	14,509	91,395	38,377
	Indirect costs		10,920	4,563	34,755	11,908
	Less: Excess Amounts related to BTK inhibitors under Janssen agreement		(34,146)	—	(51,523)	—
	Research and development, net		$10,920	$19,072	$74,627	$50,285

General and Administrative (in thousands):

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2013	2012		2013	2012
General and administrative	26,120	$4,868	437%	$63,882	$13,149	386%
Less: Excess Amounts related to General and administrative	(11,378)	—	—%	(14,384)	—	—%
General and administrative, net	$14,742	$4,868	203%	$49,498	$13,149	276%

General and administrative expense for the three months ended September 30, 2013 increased by $9,874,000, or 203%, compared to the three months ended September 30, 2012. The increase was primarily due to a $7,900,000 increase in payroll and expenses due to higher headcount, a $4,300,000 increase in stock-based compensation expense (primarily due to the timing and accounting of grants for performance-based stock options, an increase in our stock price resulting in a higher fair value for options granted and the growth in the our employee base), a $2,000,000 increase in brand development expenses, a $1,600,000 increase in marketing related expenses, a $1,600,000 increase in consulting expenses, a $1,000,000 increase in cost sharing expenses under the Agreement with Janssen, a $600,000 increase in travel expenses and a $400,000 increase in recruiting expenses. Partially offsetting these increases was a $11,378,000 increase in Excess Amounts which were recorded as a reduction to general and administrative expense (see Note 4 to the condensed consolidated financial statements).
General and administrative expense for the nine months ended September 30, 2013 increased by $36,349,000, or 276%, compared to the nine months ended September 30, 2012. The increase was primarily due to a $18,100,000 increase in stock-based compensation expense (primarily due to the timing and accounting of grants for performance-based stock options, an increase in our stock price resulting in a higher fair value for options granted and the growth in the our employee base), a $12,600,000 increase in payroll and payroll related expenses due to higher headcount, a $4,400,000 increase in marketing and related expenses, a $3,900,000 increase in brand development expenses, a $2,400,000 increase in consulting expenses, a $1,900,000 increase in legal expenses, a $1,600,000 increase in recruiting expenses, a $1,300,000 increase in travel expenses and a $1,300,000 increase in cost sharing expenses under the Agreement with Janssen. Partially offsetting these increases was a $14,384,000 increase in Excess Amounts which were recorded as a reduction to general and administrative expense (see Note 4 to the condensed consolidated financial statements).
Average general and administrative headcount increased from 39 to 141 in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Average general and administrative headcount increased from 31 to 118 in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
Income tax provision (benefit) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income tax provision (benefit)	$11,241	$3,201	$9,924	$(2,411)

For the three months ended September 30, 2013, we recorded an income tax provision of $11,241,000 compared to an income tax provision of $3,201,000 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, we recorded an income tax provision of $9,924,000 compared to an income tax benefit of $2,411,000 for the nine months ended September 30, 2012. The income tax provision for the nine months ended September 30, 2013 and the income tax benefit for the nine months ended September 30, 2012 was calculated based upon tax provision amounts for the respective quarters spanning multiple years.

Liquidity and Capital Resources
Our principal sources of working capital have been private and public equity financings as well as proceeds from collaborative research and development agreements. At September 30, 2013, we had $560,100,000 in cash, cash equivalents and marketable securities.
Net cash provided by operating activities of $32,724,000 during the nine months ended September 30, 2013 primarily consisted of net income of $2,773,000, adjusted by $40,575,000 for stock-based compensation expense, a $27,084,000 increase in accounts receivable, a $8,515,000 increase in prepaid expenses and other assets and a $11,236,000 decrease in deferred revenue. These decreases in cash flows from operating activities were partially offset by a $35,157,000 increase in accrued liabilities. The increase in accounts receivable was primarily due to an increase in receivables from Janssen related to cost sharing and Excess Amounts under the collaboration agreement. The increase in prepaid expenses and other assets was primarily due to prepayments made in connection with our on-going clinical studies and a deposit paid in connection with the expansion of our contract manufacturing facility. The decrease in deferred revenue was due to the recognition of collaboration services revenue primarily related to the Janssen agreement. The increase in accrued liabilities was primarily due to higher accrued payroll and related expenses due to the increase in headcount, higher accrued clinical trials costs due to the expansion of our BTK program, an increase in accrued property and equipment purchases due to our capital expansion and an increase in value added taxes.
For the nine months ended September 30, 2012, net cash provided by operating activities of $43,182,000 primarily consisted of the net income of $45,877,000, adjusted by $8,499,000 for stock-based compensation expense, a $2,724,000 decrease in income taxes payable, a $7,625,000 increase in accounts receivable primarily from Janssen for its share of costs under the cost sharing agreement and a $6,433,000 decrease in deferred revenue due to the recognition of collaboration services revenue primarily related to the Janssen agreement.
Net cash used in investing activities of $14,078,000 for the nine months ended September 30, 2013 consisted primarily of $12,083,000 used to purchase property and equipment, $12,640,000 used to purchase marketable securities, partially offset by $10,405,000 of proceeds from the maturities of marketable securities. For the nine months ended September 30, 2012, net cash used in investing activities was $2,367,000 and consisted primarily of $10,839,000 of proceeds from maturities of marketable securities, partially offset by $10,645,000 used to purchase marketable securities and $2,573,000 used to purchase property and equipment.
Net cash provided by financing activities of $222,354,000 for the nine months ended September 30, 2013 consisted primarily of $201,023,000 of net proceeds from the issuance of shares in a public stock offering, $10,822,000 of proceeds from the issuance of common stock upon the exercise of stock options and the sale of stock under our employee stock purchase plan and the excess tax benefit from stock-based compensation arrangements of $10,509,000. For the nine months ended

September 30, 2012, cash provided by financing activities of $5,158,000 consisted primarily of $6,005,000 of proceeds from the issuance of common stock upon the exercise of stock options.
During the nine months ended September 30, 2013, we sold 2,200,000 shares of our common stock in an underwritten public offering at $94.20 per share for net proceeds of $201,023,000 after deducting expenses of the offering. The closing of the offering took place on March 13, 2013. We intend to use the net proceeds from this offering to accelerate commercial readiness for ibrutinib, to advance our clinical pipeline, including expanding clinical development of ibrutinib in additional indications, to evaluate strategic opportunities to potentially add synergistic assets and for general corporate purposes.
In December 2011, we received a $150,000,000 upfront payment from our collaboration and license agreement with Janssen. The collaboration and license agreement provided us with the potential to receive future milestone payments of up to $825,000,000. To date, we have earned milestone payments of $275,000,000 under the Agreement. In addition to regulatory milestones earned under the Agreement during the three months ended September 30, 2013 totaling $75,000,000, we have also earned four development milestone payments from Janssen of $50,000,000 each, totaling $200,000,000. We may receive up to an additional $550,000,000 in development, regulatory and approval milestone payments; for total potential upfront and milestone payments of $975,000,000. However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved.
Based upon the current status of our product development plans and our collaboration with Janssen, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. We will also continue to incur expenses related to our capital expansion during the next twelve months. In addition, due to the expected commercial launch of ibrutinib, our expenses related to marketing and commercial activities will increase. Changes in our research and development plans or other changes affecting our operating expenses may affect actual future consumption of existing cash resources as well. Due to our extensive drug programs we may need to raise additional capital to fund our operations in the future. We may raise additional funds through the public or private sale of securities, bank debt, partnership collaboration or otherwise. If we are unable to secure additional funds, whether through sale of our securities, debt or partnership collaborations, we may have to delay, reduce the scope of or discontinue one or more of our product development programs. Our actual capital requirements will depend on many factors, including the following:
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
Contractual Obligations
The following table summarizes our primary non-cancelable contractual obligations as of September 30, 2013 (in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Remaining three months	2014	2015	2016	2017	Thereafter
Operating lease obligations	$14,216	$609	$2,509	$2,197	$2,161	$2,111	$4,629
Purchase commitments (2)	68,322	68,322	—	—	—	—	—
Total	$82,538	$68,931	$2,509	$2,197	$2,161	$2,111	$4,629
(1) Excluded from the above table are Excess Amounts under the collaboration and license agreement with Janssen. Our worldwide collaboration and license agreement with Janssen provides us with an annual cap on our share of development costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement and any Excess Amounts are funded by Janssen. As of September 30, 2013, total Excess Amounts of $84,379,000 (which comprises the cumulative amount funded by Janssen to date of $84,032,000 and interest of $347,000) would become payable once we reach a third profitable quarter for the product (see Note 4). Janssen may recoup the Excess Amounts, together with interest from our share of pre-tax profits (if any) in calendar quarters subsequent to its third profitable quarter for the product until the Excess Amounts and applicable interest has been fully repaid.

(2) Purchase commitments primarily consist of non-cancelable orders related to the expansion of our contract manufacturing facility, orders to purchase drug manufacturing equipment and other non-cancelable orders for contract manufacturing.
Off-Balance Sheet Arrangements
None
Critical Accounting Policies, Estimates and Judgments
There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2013, compared with the disclosures in Part II, Item 7 of our Transition Report on Form 10-K for the transition period ended December 31, 2012.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance in connection with disclosures about offsetting assets and liabilities. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. On January 31, 2013, the FASB issued Accounting Standards Update ("ASU") 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of the disclosures is limited to include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. The adoption of ASU 2013-01 did not have a material effect on our condensed consolidated financial statements during the three and nine months ended September 30, 2013.
In January 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 did not affect our results of operations or financial position during the three and nine months ended September 30, 2013.
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
Any regulatory approval that we receive for a product candidate may be subject to limitations on the indicated uses for which the product may be marketed. In addition, if the FDA and/or foreign regulatory agencies approve any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion of the product will be subject to extensive regulatory requirements. We and the manufacturers of our product candidates must also comply with the applicable FDA Good Manufacturing Practice (“GMP”) regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must achieve an acceptable inspection outcome before they can be used in commercial manufacturing of our products. We or our present or future suppliers may be unable to comply with the applicable GMP regulations and other FDA regulatory requirements. Failure of our suppliers to follow current GMP practice or other regulatory requirements may lead to significant delays in the availability of products for commercial or clinical use and could subject us to fines, injunctions and civil penalties.
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
Breakthrough Therapy Designation for our investigational oral agent ibrutinib monotherapy for the treatment of patients with relapsed or refractory mantle cell lymphoma (MCL), ibrutinib monotherapy for the treatment of patients with Waldenström's macroglobulinemia (WM), ibrutinib monotherapy for the treatment of chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) patients with deletion of the short arm of chromosome 17 (deletion 17p), or any other potential product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.
If a drug is intended for the treatment of a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development, the FDA may grant a Breakthrough Therapy Designation.  Marketing applications filed with the FDA by sponsors of products with a Breakthrough Therapy Designation are intended to facilitate the development, and expedite the review of such drugs, but the Breakthrough Therapy Designation does not assure any such qualification or ultimate marketing approval by the FDA. The previous receipt of a Breakthrough Therapy Designation for the development of our investigational oral agent ibrutinib monotherapy for the treatment of patients with relapsed or refractory mantle cell lymphoma (MCL), ibrutinib monotherapy for the treatment of patients with Waldenström's macroglobulinemia (WM), and ibrutinib as monotherapy for the treatment of chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) patients with deletion of the short arm of chromosome 17 (deletion 17p) and any future designation for any other potential product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Breakthrough Therapy Designation at any time. We may seek a Breakthrough Therapy Designation for other of our product candidates, but the FDA may not grant this status to any of our proposed product candidates.
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
Our ability to develop and commercialize any of our drug candidates or products may be adversely impacted by any serious adverse events that patients may experience when treated with our drug candidate or product.  Severe bleeding events, including such events affecting the gastrointestinal tract or the central nervous system, have been reported in patients exposed to ibrutinib. To date, these severe bleeding events have been uncommon in a population that often requires treatment with anti-platelet and anti-coagulant drugs. Other primary malignancies, including skin cancers and other cancers, have also been reported in patients exposed to ibrutinib. Results from randomized trials are needed to determine if ibrutinib has any casual relationship to these adverse events of other primary malignancies. To date, these events have been uncommon and consistent with the expected rate in a patient population suffering from a blood cell malignancy, a population known with increased incidences of other malignancies attributed to disease and/or treatment-related immunosuppression. Although we have a monitoring plan in place should these events occur and although they are generally managed by temporary withdrawal of ibrutinib therapy, we cannot guarantee that severe bleeding events or the occurrence of other primary malignancies will not cause us to cease development of ibrutinib or withdraw the product from the market following any grant of marketing authorization by the FDA or other regulatory authority.
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
We have incurred significant operating losses since our inception in 1991 and we expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of our products generates sufficient revenue to cover our expenses. In addition, we announced on July 10, 2013 that we submitted our first New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for the investigational oral BTK inhibitor, ibrutinib, for two relapsed/refractory B-cell malignancy indications: mantle cell lymphoma (MCL) and chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL). In connection with this NDA filing, we incurred substantial expenses in contemplation of commercialization. Our product candidates are in various stages of development and the commercialization of those products may not occur. To date, we have not generated any commercial revenue from the sale of our products. Our sustaining profitability depends upon our ability, alone or with others, to successfully complete the development of our product candidates, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products.
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
Pursuant to the terms of our collaboration and licensing agreement with Janssen, we granted Janssen a license to co-develop (with us) our BTK Inhibitor ibrutinib globally, to co-commercialize it (with us) in the United States, and to exclusively commercialize it outside of the United States, in each case for all non-immunology related indications. Under a global development plan, each party will be responsible for conducting certain clinical trials. The collaboration and license agreement includes a cost sharing arrangement for associated development activities. Except in certain cases, in general Janssen is responsible for approximately 60% of development costs and we are responsible for the remaining 40% of development costs. Upon commercialization, profits and losses will be shared 50/50.
The collaboration with Janssen provides us with an annual cap of our share of collaboration costs and pre-tax commercialization profits/losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement. In the event that our share of aggregate development costs in any given calendar year, together with any other amounts that become due from us, plus our share of pre-tax loss (if any) for any calendar quarter in such calendar year, less our share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the “Excess Amounts”) are funded by Janssen. Under the Agreement, total Excess Amounts plus interest may not exceed $225,000,000. As of September 30, 2013, total Excess Amounts were $84,379,000 (which comprises the cumulative amount funded by Janssen to-date of $84,032,000 and interest of $347,000). The Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product. We cannot reasonably predict the amount and timing of potential future commitments under the Janssen collaboration and license agreement, including Excess Amounts, as the payments are contingent upon future events. See Note 4 to the condensed consolidated financial statements for more information about our collaboration and licensing agreement with Janssen.
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

•
our current and future manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding regulatory agencies for compliance with strictly enforced GMP and similar standards in other countries. Failure to achieve an acceptable inspection outcome could have a material adverse effect on our ability to produce our products to support our operations;

•
if we need to change to other commercial manufacturing contractors, there is no guarantee that we will be able to locate a suitable replacement contractor. These contractors must achieve an acceptable inspection outcome by the FDA and comparable foreign regulators prior to our use. The new manufacturers would have to demonstrate substantially equivalent processes for the production of our products;

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
Although we have developed and implemented a program for compliance with federal and state civil rights laws and employment laws, including laws prohibiting any harassment or discrimination in the hiring, promotion, firing, or treatment of employees on the basis of age, race, color, ancestry, national origin, disability, medical condition, marital status, sexual orientation, gender, gender identity, religious denomination, pregnancy status, other classification, or any retaliation against employees for engaging in protected activity, we cannot guarantee that our compliance program will be sufficient or effective, that our employees will comply with our policies, that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability with respect to any employment discrimination, harassment or retaliation claim our employees may bring against us, including any claim under the federal Civil Rights Act of 1964 and 1991 (as amended), the California Fair Employment and Housing Act (“FEHA”), as amended, Section 1981 of the Civil Rights Acts of 1866, the federal Age Discrimination in Employment Act of 1967 (as amended) (“ADEA”), the Older Workers Benefits Protection Act, the Employee Retirement Income and Securities Act (“ERISA”), the Family and Medical Leave Act ("FMLA"), the California Family Rights Act ("CFRA"), the federal Americans with Disabilities Act of 1990 ("ADA"), the Lilly Ledbetter Fair Pay Act, the Immigration Reform and Control Act of 1986, the Equal Pay Act, of 1963, as amended, California Business and Professions Code 17200, any and all protections pursuant to California's Labor Code or the Fair Labor Standards Act (“FLSA”), Section 806 of the Sarbanes Oxley Act of 2002, and any federal or state constitutional rights and protections. Discrimination, harassment or retaliation claims brought by employees or former employees against their employers or former employers have increased substantially in recent years. In addition, the enactment of new federal and state laws, the amendment of existing federal and state laws, and the interpretation of existing or future laws by court decision could further expand the grounds on which employees and former employees may pursue claims of employment discrimination, harassment or retaliation. We cannot adequately predict whether our compliance program will effectively protect us from liability under present or future federal or state laws against employment discrimination, harassment or retaliation. If one or more of our employees brings a claim of employment discrimination, harassment or retaliation against us and if we are found liable for damages and/or an injunction is imposed on us or we agree to pay damages and/or accept an injunction in settlement of the claim, the payment of the damages amount or the curtailment of our activities consequent to the injunction could have a material adverse effect on our financial condition and impair or prevent us from continuing our business.
We may be subject to damages or injunctions resulting from qui tam or “whistleblower” actions that our employees or former employees bring against us.
Although we have developed and implemented a program for compliance with all federal and state laws and regulations, we cannot guarantee that our compliance program will be sufficient or effective, that our employees will comply with our policies, that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for qui tam or federal “whistleblower” claims that our employees or former employees may bring against us or that governmental authorities may prosecute against us based on information provided by our employees or former employees. Qui tam or “whistleblower” claims against employers brought by employees or former employees or governmental authorities based on information from employees or former employees have increased substantially in recent years. In any qui tam or “whistleblower” action that results in the payment of a fine imposed by a court or a settlement, the employee or former employee who brought the claim or furnished information allowing the governmental authority to prosecute the claim is rewarded with a percentage of the fine or settlement amount collected from the employer. The prospect of sharing in the proceeds of any fine collected from the employer motivates employees and former employees to bring qui tam or “whistleblower” claims or to furnish information to a governmental authority for the prosecution of such claims. In addition, the enactment of new federal and state laws, the amendment of existing federal and state laws, and the interpretation of existing or future laws by court decision could further expand the grounds on which employees and former employees may pursue qui tam or “whistleblower” claims. We cannot adequately predict whether our compliance program will effectively protect us from liability under present or future federal or state laws relating to qui tam or “whistleblower” claims that our employees or former employees may bring against us or that governmental authorities may prosecute against us on the basis of information provided by our employees or former employees. If one or more of our employees brings a qui tam or “whistleblower” claim against us or if a governmental authority prosecutes a claim against us on the basis of information provided by one or more of our employees or former employees, and if we are found liable and a fine and/or an injunction is imposed on us or we agree to pay a fine and/or accept an injunction in settlement of the claim, the payment of the fine and/or the curtailment of our activities consequent to the injunction could have a material adverse effect on our financial condition and impair or prevent us from continuing our business.
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
The development, manufacturing, pricing, sales, coverage and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have developed and implemented a corporate compliance program based on what we believe are the current best practices, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of potentially applicable laws and regulations. If we fail to comply with any of these laws and regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, disqualification or debarment from participation in federally-funded health care programs or other sanctions or litigation, any of which events may have a significant adverse impact on our business.
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
The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the period beginning January 1, 2011 and ending September 30, 2013, the sales price for one share of our common stock reached a high closing price of $138.26 per share and a low closing price of $4.88 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

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

Pharmacyclics, Inc.

(Registrant)

Dated: November 7, 2013	By:	/s/ ROBERT W. DUGGAN
Robert W. Duggan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2013	By:	/s/ MANMEET SONI
Manmeet Soni
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