Form 10-K
period 2013-12-31
PHARMACYCLICS INC
filed 2014-02-26
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
____________________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $3,319,747,833 based on the closing sale price of the Registrant's common stock on The NASDAQ Stock Market LLC on that date. Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of February 18, 2014 was 74,788,370.
____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Form 10-K:  the Definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2013.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

			Page
PART I
Item	1	Business	1
Item	1A.	Risk Factors	21
Item	1B.	Unresolved Staff Comments	42
Item	2	Properties	42
Item	3	Legal Proceedings	42
Item	4	Mine Safety Disclosures	43
PART II
Item	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	43
Item	6	Selected Financial Data	44
Item	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	65
Item	8	Financial Statements and Supplementary Data	66
Item	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	100
Item	9A.	Controls and Procedures	100
Item	9B.	Other Information	101
PART III
Item	10	Directors, Executive Officers and Corporate Governance	101
Item	11	Executive Compensation	101
Item	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	101
Item	13	Certain Relationships and Related Transactions and Director Independence	101
Item	14	Principal Accountant Fees and Services	101
PART IV
Item	15	Exhibits and Financial Statement Schedules	102
Signatures
Exhibits Index

Part I

Important Factors Regarding Forward-Looking Statements
This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “goal,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “should” or “will” or the negative of such terms or other comparable terminology. In particular, forward-looking statements include:

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, marketable securities and other financing proceeds to meet these requirements;

•	information concerning possible or assumed future results of operations, trends in financial results and business plans;

•	statements about our product development schedule;

•	statements about our expectations for and timing of regulatory approvals for any of our product candidates;

•	statements about the level of our expected costs and expenses;

•	statements about the potential results of ongoing or future clinical trials;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical fact.
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

Item 1.    Business
Company Overview
We are focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. Our mission and goal is: To build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs. To identify and control promising product candidates based on scientific development and administrational expertise, develop our products in a rapid, cost-efficient manner and to pursue commercialization and/or development partners when and where appropriate. We exist to make a difference for the better and these are important times to do just that.
On November 13, 2013, the U.S. Food and Drug Administration (FDA) approved IMBRUVICATM (ibrutinib, PCI-32765) under accelerated approval as a monotherapy for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. On November 13, 2013, we commercially launched IMBRUVICATM in the United States. IMBRUVICATM is our first product to market and is one of the first treatments to receive FDA approval via the Breakthrough Therapy Designation pathway. On October 30, 2013, our collaboration partner Janssen Biotech, Inc. announced that it submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for the use of ibrutinib in the treatment of patients with chronic lymphocytic leukemia (CLL) and MCL. Subsequent to year-end, on February 12, 2014, the FDA approved IMBRUVICATM as a single agent for the treatment of patients with CLL who have received at least one prior therapy. The FDA approval for these indications was based on overall response rate (ORR). Improvements in survival or disease-related symptoms has not been established. IMBRUVICATM is the first once-daily, single-agent, oral kinase inhibitor for patients with MCL and CLL who in each case have received one prior therapy and is being jointly developed and commercialized by Pharmacyclics and Janssen Biotech, Inc. and its affiliates ("Janssen"), one of the Janssen Pharmaceutical companies of Johnson & Johnson.
In addition to IMBRUVICATM (ibrutinib), Pharmacyclics has three other product candidates in clinical development and several preclinical molecules in lead optimization. We are committed to high standards of ethics, scientific rigor, and operational efficiency as we move each of these programs toward potential commercialization.
In December 2011, we entered into a worldwide collaboration and license agreement ("Agreement") with Janssen, for the development and commercialization of ibrutinib, a novel, orally active, first-in-class BTK inhibitor which has been and continues to be developed for the treatment of hematological malignancies, including non-Hodgkin lymphoma (NHL), CLL and multiple myeloma (MM). Under the Agreement, we received our first significant revenue in the form of milestone payments during the year ended June 30, 2012. Together with our partner Janssen, Pharmacyclics is commercializing IMBRUVICATM in the United States.
In 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated), including technology and intellectual property relating to drugs that target histone deacetylase ("HDAC") enzymes (specific and multiple isoforms), a Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases and B-cell associated tyrosine kinase inhibitors potentially useful for the treatment of lymphomas/leukemias, anti-inflammatory and autoimmune diseases.
We are headquartered in Sunnyvale, California and are listed on NASDAQ under the symbol PCYC. To learn more about how Pharmacyclics advances science to improve human healthcare visit us at http://www.pharmacyclics.com. Information found on our website is not incorporated by reference into this report.
Marketed Product - IMBRUVICATM (ibrutinib)
IMBRUVICATM is approved by the U.S. Food and Drug Administration as a single agent for the treatment of patients with MCL and CLL who in each case have received at least one prior therapy. The FDA approval for these indications was based on ORR. An improvement in survival or disease-related symptoms has not been established. IMBRUVICATM is a new agent that inhibits the function of Bruton's tyrosine kinase (BTK). BTK is a key signaling molecule of the B-cell receptor signaling complex that plays an important role in the survival of malignant B-cells. IMBRUVICATM blocks signals that stimulate malignant B-cells to grow and divide uncontrollably.
The following information can be found on the prescribing information for IMBRUVICATM:
The approval in MCL was based on the results of a multi-center, international, single-arm trial of 111 patients with previously treated mantle cell lymphoma. Tumor response was assessed according to the revised International Working Group (IWG) for NHL criteria.  The efficacy results demonstrated a 65.8% overall response rate (95% Confidence Interval (CI): 56.2,

74.5); 17% of patients achieved a complete response and 49% of patients achieved a partial response.  The median duration of response was 17.5 months (95% CI: 15.8, not reached).  The approval in CLL was based on the results of a Phase Ib/II, open-label, multi-center, international, single-arm trial of 48 patients with relapsed or refractory CLL who received 420 mg of IMBRUVICATM daily.  The primary endpoint was safety and a secondary endpoint was ORR, which was assessed by a modified version of the International Working Group on CLL (IWCLL) criteria by an Independent Review Committee. The efficacy results demonstrated a 58.3 percent ORR (95% confidence interval (CI) (%), 43.2, 72.4), all partial responses. The duration of response (DOR) ranged from 5.6 to 24.2+ months. The median DOR was not reached.
Important Safety Information Warnings and Precautions:
Hemorrhage - Five percent of patients with MCL and 6% of patients with CLL had Grade 3 or higher bleeding events (subdural hematoma, ecchymoses, gastrointestinal bleeding, and hematuria). Overall, bleeding events including bruising of any grade occurred in 48% of patients with MCL treated with 560 mg daily and 63% of patients with CLL treated at 420 mg daily.
The mechanism for the bleeding events is not well understood. IMBRUVICA™ may increase the risk of hemorrhage in patients receiving antiplatelet or anticoagulant therapies. Consider the benefit-risk of withholding IMBRUVICA™ for at least 3 to 7 days pre and post-surgery depending upon the type of surgery and the risk of bleeding.
Infections - Fatal and non-fatal infections have occurred with IMBRUVICA™ therapy. At least 25% of patients with MCL and 35% of patients with CLL had infections Grade 3 or greater NCI Common Terminology Criteria for Adverse Events (CTCAE). Monitor patients for fever and infections and evaluate promptly.
Myelosuppression - Treatment-emergent Grade 3 or 4 cytopenias were reported in 41% of patients with MCL and 35% of patients with CLL. These included neutropenia (29%), thrombocytopenia (17%) and anemia (9%) in patients with MCL and neutropenia (27%) and thrombocytopenia (10%) in patients with CLL. Monitor complete blood counts monthly.
Renal Toxicity - Fatal and serious cases of renal failure have occurred with IMBRUVICA™ therapy. Treatment-emergent increases in creatinine levels up to 1.5 times the upper limit of normal occurred in 67% of patients with MCL and 23% of patients with CLL. Increases in creatinine 1.5 to 3 times the upper limit of normal occurred in 9% of patients with MCL and 4% of patients with CLL. Periodically monitor creatinine levels. Maintain hydration.
Second Primary Malignancies - Other malignancies have occurred in 5% of patients with MCL and 10% of patients with CLL who have been treated with IMBRUVICA™.  Four percent of patients with MCL, had skin cancers, and 1% had other carcinomas. Eight percent of patients with CLL had skin cancers and 2% had other carcinomas.
Embryo-Fetal Toxicity - Based on findings in animals, IMBRUVICA™ can cause fetal harm when administered to a pregnant woman. Advise women to avoid becoming pregnant while taking IMBRUVICA™. If this drug is used during pregnancy or if the patient becomes pregnant while taking this drug, the patient should be apprised of the potential hazard to a fetus.
Adverse reactions:
MCL: The most commonly occurring adverse reactions ( > 20%) in the clinical trial were thrombocytopenia*, diarrhea (51%), neutropenia*, anemia*, fatigue (41%), musculoskeletal pain (37%), peripheral edema (35%), upper respiratory tract infection (34%), nausea (31%), bruising (30%), dyspnea (27%), constipation (25%), rash (25%), abdominal pain (24%), vomiting (23%), and decreased appetite (21%).
*Treatment-emergent decreases (all grades) of platelets (57%), neutrophils (47%) and hemoglobin (41%) were based on laboratory measurements and adverse reactions.
The most common Grade 3 or 4 non-hematological adverse reactions ( > 5%) were pneumonia (7%), abdominal pain (5%), atrial fibrillation (5.4%), diarrhea (5%), fatigue (5%), and skin infections (5%).  Treatment-emergent Grade 3 or 4 cytopenias were reported in 41% of patients. Ten patients (9%) discontinued treatment due to adverse reactions in the trial (N=111).
The most frequent adverse reaction leading to treatment discontinuation was subdural hematoma (1.8%). Adverse reactions leading to dose reduction occurred in 14% of patients.
CLL: The most commonly occurring adverse reactions ( > 20%) in the clinical trial were thrombocytopenia*, diarrhea (63%), bruising (54%), neutropenia*, anemia*, upper respiratory tract infection (48%), fatigue (31%), musculoskeletal pain (27%), rash (27%), pyrexia (25%), constipation (23%), peripheral edema (23%), arthralgia (23%), nausea (21%), stomatitis (21%), sinusitis (21%), and dizziness (21%).

*Treatment-emergent decreases (all grades) of platelets (71%), neutrophils (54%) and hemoglobin (44%) were based on laboratory measurements per IWCLL criteria and adverse reactions.
The most common Grade 3 or 4 non-hematological adverse reactions ( > 5%) were pneumonia (8%), hypertension (8%), atrial fibrillation (6.3%), sinusitis (6%), skin infection (6%), dehydration (6.4%), and musculoskeletal pain (6%). Treatment-emergent Grade 3 or 4 cytopenias were reported in 35% of patients.
Five patients (10%) discontinued treatment due to adverse reactions in the trial (N=48). These included 3 patients (6%) with infections and 2 patients (4%) with subdural hematomas. Adverse reactions leading to dose reduction occurred in 13% of patients.
Drug Interactions:
CYP3A Inhibitors - Avoid concomitant administration with strong or moderate inhibitors of CYP3A. If a moderate CYP3A inhibitor must be used, reduce the IMBRUVICA™ dose.
CYP3A Inducers - Avoid co-administration with strong CYP3A inducers.
Special Populations - Hepatic Impairment - Avoid use in patients with baseline hepatic impairment.
The FDA granted IMBRUVICATM Breakthrough Therapy Designation due to the ORR and DOR seen in the Phase II study, PCYC-1104, and the serious and life-threatening nature of MCL. Pharmacyclics completed its New Drug Application submission to the FDA in late June 2013.
Commercialization of IMBRUVICATM
IMBRUVICATM became commercially available in the United States in November 2013. IMBRUVICATM is being marketed principally through a commercial team with relevant expertise in the promotion, distribution and reimbursement of oncology/hematology drugs. In 2013, we established our commercial organization to support the commercialization of IMBRUVICATM in the U.S. We believe that the size of our U.S. sales force is appropriate to effectively reach our target audience. Our collaboration partner Janssen already has an Oncology Sales Organization in place. The U.S. territories and sales efforts have been aligned between the two companies with both participating approximately equally in the sales activities. Pharmacyclics leads the U.S. commercial activities.
Over the past year we have also worked steadily to build up our marketing team, attracting top talent from established hematology/oncology companies. The Pharmacyclics marketing team has expanded to cover all necessary functions, including: strategy, promotional and educational activities, and the respective creative campaigns for each indication. The team is supported by a Business Analytics and Information Unit that provides market research, forecasting and sales force alignment services.
A Market Access Department has been established as well covering Medicare, Medicaid, Commercial Health Plans, Federal Markets, Trade, Advocacy, Pricing, Policy, Contracting and Patient Access Services. The Market Access team created several access and affordability programs which are dedicated to helping patients receive access to IMBRUVICATM.
Sales of pharmaceutical products depend in significant part on the coverage and reimbursement policies of government programs, including Medicare and Medicaid in the United States, and other third party payers. All third party payers are sensitive to the cost of drugs and have taken efforts to control those costs and will continue to do so in the future. Private health insurance plans may restrict coverage of some products by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or prior failure on another type of treatment. Payers may especially impose these obstacles to coverage for higher priced drugs, and consequently IMBRUVICATM may be subject to payer-driven restrictions.
A Medical Affairs Group was also established in 2013. Within this group we have professionally staffed individual teams for Medical Science, Medical Communications and Medical Information. The team of Medical Science Liaisons Professionals have been deployed with the launch of IMBRUVICATM.
MCL and CLL are considered orphan diseases. Today in the U.S. it is estimated by IMS Health that there are approximately 11,000 MCL patients and 115,000 CLL patients living with these diseases (Note: this information is an estimate derived from the use of information under license from the following IMS Health Incorporated information service: IMS Oncology Tracking Reports for the period January 2012-June 2013. IMS expressly reserves all rights, including rights of copying, distribution and republication). Many of these patients cycle through multiple lines of treatments often requiring combination therapy with extensive supportive care. For patients with MCL who have received one prior therapy, the approved dose is four 140 mg pills of IMBRUVICATM once daily for an initial cost of approximately $10,933 for a 30 day supply. For patients with CLL who have received one prior therapy, the approved dose is three 140 mg pills of IMBRUVICATM once daily for an initial cost of approximately $8,200 for a 30 day supply.
Market Access to IMBRUVICATM
Patients who are prescribed IMBRUVICATM can receive access support through several distinct programs:

•
The YOU&i Start™ program enables eligible patients who have been prescribed IMBRUVICATM for the FDA-approved indications and are experiencing insurance coverage delays greater than five business days, to access free product for a limited period of time. In addition, our YOU&i Access service center is set up to help patients with reimbursement and market access related questions.

•
The YOU&i Access™ Instant Savings Program helps commercially insured patients who have difficulties with out of pocket expenses for IMBRUVICATM. Eligible patients may receive support to reduce their monthly out-of-pocket costs.

•
Patients who are deemed uninsured and eligible, and who qualify based on financial need, can access IMBRUVICATM through the Johnson & Johnson Patient Assistance Foundation (JJPAF), an independent non-profit organization.

•	Pharmacyclics is supporting third party foundations, organizations and other efforts to help patients in need get access to appropriate care.
Our Pipeline
Our clinical development and product candidates are small-molecule enzyme inhibitors designed to target key biochemical pathways involved in human diseases with critical unmet needs. IMBRUVICATM, our first product to market, has been developed and commercialized for MCL and CLL patients, who in each case have received at least one prior therapy. IMBRUVICATM is currently being studied in multiple Phase I, II and III studies and continues to be developed for the treatment of other B-cell malignancies. In addition to IMBRUVICATM, we currently have three other product candidates in clinical development and several preclinical molecules in lead optimization; including a BTK inhibitor targeting anti-inflammatory and autoimmune indications entering the clinic with a Phase I study, an inhibitor of Factor VIIa (PCI-27483) and a HDAC inhibitor, abexinostat (formerly known as PCI-24781), currently in Phase I and II clinical trials in solid tumors and hematological malignancies.
Status of Products Currently in Pre-Clinical and Clinical Development
The table below summarizes our pre-clinical programs and clinical product candidates and their stage of development:

Product Candidates	Disease Indication	Development Status(1)
IMBRUVICA BTK Inhibitor	B-cell lymphomas:	Multiple trials (Phase I, II, III)
• Treatment naive and relapsed/refractory chronic lymphocytic leukemia
• Relapsed/refractory mantle cell lymphoma
• Treatment naive and relapsed/refractory diffuse large B-cell lymphoma
• Relapsed/refractory follicular lymphoma
• Relapsed/refractory multiple myeloma
• Waldenstrom's macroglobulinemia
• Treatment naive follicular lymphoma
• Relapsed/refractory marginal zone lymphoma
BTK Inhibitor	Autoimmune and anti-inflammatory disease	Preclinical testing, Phase I initiation
Abexinostat HDAC Inhibitor (PCI-24781)	Relapsed/refractory lymphomas and solid tumors	Multiple trials (Phase I, II)
Factor VIIa Inhibitor (PCI-27483)	Cancer	Multiple trials (Phase I, II)
(1) "Phase I" means initial human clinical trials designed to establish the safety, dose tolerance, pharmacokinetics (i.e., absorption, metabolism, excretion) and pharmacodynamics (i.e. biological markers for activity) of a compound. "Phase II" means human clinical trials designed to establish safety, optimal dosage and preliminary activity of a compound in a patient population. "Phase III" means human clinical trials designed to establish the safety and efficacy of a compound. These are the most important trials required by the Food and Drug Administration ("FDA") and are done to rigorously establish the clinical benefit and safety profile of a drug in a particular patient population. "Preclinical" means the stage of drug development prior to human clinical trials in which a molecule is optimized for "drug like" properties and evaluated for efficacy, pharmacokinetics, pharmacodynamics and safety.
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
We have developed IMBRUVICATM, which has been commercialized for MCL and CLL patients, who in each case have received at least one prior therapy, and has demonstrated clinical activity and tolerability in Phase I, II and III clinical trials in a variety of B-cell malignancies. Our development plan includes a variety of B-cell malignancies including: chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL), and a number of non-Hodgkin's lymphoma (NHL) subtypes. CLL/SLL, mantle cell lymphoma (MCL), follicular lymphoma (FL), diffuse large B-cell lymphoma (DLBCL), multiple myeloma (MM), Waldenstrom's macroglobulinemia (WM) and marginal zone lymphoma (MZL). We are currently using a multi-tier preclinical testing strategy to develop novel inhibitors of BTK for anti-inflammatory and autoimmune diseases.
IMBRUVICATM (ibrutinib) - Mechanism of Action
Ibrutinib is a potent and selective small molecule inhibitor of BTK, a signaling kinase expressed in B-cells. BTK is an enzyme that functions downstream of the BCR, the latter which is present on the surface of B-cells. When engaged, the BCR signaling pathway causes the B-cell to grow and develop. In a study funded entirely by Pharmacyclics, we found that selective inhibition of BTK with ibrutinib blocks BCR signaling and prevents B-cell activation (Honigberg et al., Proc Natl Acad Sci USA, 2010; 107: 13075-80). Ibrutinib binds covalently to the active site (cysteine-481) of BTK, thereby inhibiting the activity of BTK (IC50 of 0.5 nM). Ibrutinib is a selective inhibitor and does not appear to bind to other cellular proteins, with few exceptions, as strongly and as rapidly as it does to BTK in vivo. Importantly, new evidence has demonstrated ibrutinib inhibits B-cell lymphoma adhesion in vitro (Chang et al, Blood 2013; de Rooij et al; Blood, 2012) which may be related to its rapid lymphocytosis that is observed in humans (Advani et al., JCO; 2012). In humans, the levels of ibrutinib in the blood are reduced by half within 2 to 4 hours of peak exposure. With the combination of irreversible “on-target” kinase inhibition and rapid elimination from the blood, we achieve 24-hour BTK inhibition with once daily dosing while reducing the duration of reversible inhibition of many “off-target” kinases. This has clinical relevance, as off-target kinase interactions can have an adverse effect on drug-safety profiles.

In CLL, multiple studies have documented evidence of enhanced BCR signaling, especially in patients with immunoglobulin variable heavy chain (IgVH) unmutated disease or those with increased ZAP-70 expression, which are predictors of poor prognosis to cytotoxic chemotherapy. It has been published that IMBRUVICATM promotes apoptosis, inhibits proliferation and also prevents CLL cells from responding to survival stimuli provided by the microenvironment (Herman et al, Blood, 2011; 117:6287-6296). In this study, treatment of activated CLL cells with IMBRUVICATM inhibited the phosphorylation activity of BTK and effectively abrogated BTK-dependent downstream survival pathways including those involving ERK1/2, PI3K and NF-κB. Additionally, IMBRUVICATM inhibited activation-induced proliferation of CLL cells in vitro, effectively blocking survival signals provided externally to CLL cells by components of the microenvironment including soluble factors (CD40L, BAFF, IL-6, IL-4 and TNF-α), fibronectin engagement and stromal cell contact.
Several lines of evidence suggest that signaling through the BCR pathway is necessary to sustain the viability of B-cell lymphomas, and BTK was identified in a conventionally-designed small interfering RNA compounds (siRNA) screen as an essential kinase for survival in a subset of diffuse large cell lymphomas driven by activated BCR. In these cells, chronic active BCR signaling drives constitutive NF-κB signaling blocking apoptosis; blocking BTK with IMBRUVICATM was shown to promote apoptosis in these cells (Davis et al., Nature, 2010; 463: 88-94).
IMBRUVICATM (ibrutinib) - Recent Clinical Development Updates
During the calendar year ended December 31, 2013, we provided updates on several of our clinical programs in various press releases and filings with the SEC. The company furnished a press release on December 10, 2013 of the most recent clinical updates from the 55th American Society of Hematology (ASH) Annual Meeting in New Orleans from December 7-10, 2013. The press release from December 10, 2013 contained the following data updates:
Poster Presentation - Abstract #4163:
The Bruton's Tyrosine Kinase (BTK) Inhibitor IMBRUVICATM (PCI-32765) Monotherapy Demonstrates Long-term Safety and Durability of Response in Chronic Lymphocytic Leukemia(CLL)/Small Lymphocytic Leukemia (SLL) Patients in an Open-Label Extension Study (Susan O'Brien, M.D., Department of Leukemia, University of Texas MD Anderson Cancer Center, Houston, TX)
A long-term analysis of Phase 1/2 studies of single agent IMBRUVICATM in 148 patients with CLL/SLL aimed to evaluate safety based on time on therapy, summarize safety findings in both the treatment-naive and relapsed/refractory (R/R) populations and assess overall response rate (ORR) and duration of response (DOR). The results showed that the percentage of patients who experienced a grade 3 or higher serious adverse event (SAE) declined over time from 43% within the first year of study treatment to 32% after the first year of treatment. Grade 3 or higher adverse events (AEs) and SAEs considered to be related directly to IMBRUVICATM also declined notably compared to the first year of treatment: 24% and 8%, respectively, to

7% and 0%. The most frequent grade 3 or higher adverse events regardless of relationship to study drug were pneumonia (16.9%), hypertension (13.5%), neutropenia (11.5%), thrombocytopenia (7.4%) and diarrhea (5.4%).
Based on these patients the ORR was determined at 80.6% for treatment-naive patients, and 83.8% for R/R patients. The ORR plus partial response with lymphocytosis was 87.1% in the treatment-naive population and 88.9% in the R/R population. Median DOR was not reached in either population. At 30 months, 95.8% of treatment-naive and 69.7% of R/R responders were alive without disease progression.
Poster Presentation - CLL Abstract #2872:
Changing the Treatment Paradigm for Previously Treated Chronic Lymphocytic Leukemia Patients with Del(17p) Karyotype (Deborah M. Stephens, D.O., Division of Hematology, Department of Internal Medicine, The Ohio State University, Columbus, OH)
This retrospective analysis aimed to describe the success of treatment of del 17p patients on clinical trials at The Ohio State University (OSU). The study reviewed records of 174 CLL patients with del 17p who had received prior therapy.
At patients' first treatment at OSU (OSU Tx1), 16% (n=27), 33% (n=58), and 51% (n=89) of pts received an IMBRUVICATM-based therapy, cyclin-dependent kinase inhibitor-based therapy (CDKi), or other therapies (O), respectively.
The ORR was significantly different among groups at 56%, 45%, and 24% in the IMBRUVICATM, CDKi, and O groups, respectively. 12-month progression free survival (PFS) estimates were 77%, 38%, and 17% in the IMBRUVICATM, CDKi, and O groups, respectively. 12-month overall survival (OS) estimates were 81%, 78%, and 58%. Notably, age did not correlate with response, PFS, or OS.
Oral Presentation - CLL Abstract #673:
Single Agent IMBRUVICATM Achieves Equal Responses in CLL Patients With and Without Deletion 17p (Mohammed Farooqui, DO, National Institutes of Health, National Heart, Lung and Blood Institute, Bethesda, MD)
This phase 2, single center, study of IMBRUVICATM as a single-agent aimed to address the role of IMBRUVICATM in the treatment of CLL patients with del 17p, regardless of their prior treatment history. The study enrolled 29 patients with del 17p, and 24 elderly patients without del 17p (NL 17p). Fifteen of the del 17p patients and eight of the NL 17p patients were treatment naive. The primary endpoint of the study was response after 6 months, assessed by computed tomography (CT) scans, bone marrow biopsies, and routine clinical and laboratory studies.
At six months, 47 patients were evaluable. Of the patients with del 17p, 53% achieved a PR and 43% achieved a PRL, compared to 82% PR and 9% PRL among the NL 17p patients. The apparent difference in response rates is due to slower clearance of the treatment-induced lymphocytosis in the del 17p patients; however, the clinical benefit and disease control in all tissue sites was equal for both cohorts of patients. Twenty-month PFS was 100% in the NL 17p cohort, and 85% in the del 17p cohort.
The most common AEs, predominantly grade 1, were diarrhea (41%); arthralgia (30%); rash (27%); fatigue and bruising (20% each); and cramps (18%). The most common grade 3 or higher AEs were lung infection (5%) and rash (2%).
Oral Presentation - CLL Abstract #525:
IMBRUVICATM in Combination With Bendamustine and Rituximab Is Active and Tolerable in Patients With Relapsed/Refractory CLL/SLL: Final Results Of a Phase 1b Study (Jennifer R. Brown, M.D., Ph.D., Dana-Farber Cancer Institute, Boston, MA)
The primary objective of this study of 30 patients was to evaluate the safety of IMBRUVICATM in combination with bendamustine and rituximab in patients with R/R CLL, and the secondary objectives were to evaluate the ORR and PFS. The observed safety profile for this novel combination was generally consistent with the safety profile of bendamustine and rituximab. The most frequently reported treatment-emergent AEs, regardless of attribution were predominantly grade 1 or 2, including diarrhea (70%), nausea (67%), fatigue (47%), neutropenia (40%) and upper respiratory tract infection (37%). The most frequently reported grade 3 or higher AEs were neutropenia (40%), rash and fatigue (10%each), thrombocytopenia and cellulitis (7% each), and febrile neutropenia (6%). Transient treatment-related lymphocytosis occurred less frequently in this combination than with IMBRUVICATM monotherapy (Byrd et al, NEJM 2013).
With a median duration of treatment of 16 months, the ORR was 93.4% (28 out of 30 patients, including 5 CRs and 3nPRs), and one additional patient achieved a partial response with lymphocytosis. The median PFS has not been reached, and responses appeared to be independent of high-risk features. This combination is currently under investigation in a global Phase 3 trial.

Waldenstrom's Macroglobulinemia - Best of ASH Oral Presentation - Abstract #251:
A Prospective Multicenter Study Of The Bruton's Tyrosine Kinase Inhibitor IMBRUVICATM In Patients With Relapsed Or Refractory Waldenstrom's Macroglobulinemia (Steven Peter Treon, M.D., M.A., Ph.D., Bing Center for Waldenstrom's Macroglobulinemia, Dana Farber Cancer Institute, Boston, MA)
This study evaluated the efficacy and tolerability of IMBRUVICATM in 63 patients with relapsed or refractory WM, and examined the impact of MYD88 L265P and WHIM-like CXCR4 mutations on IMBRUVICATM response. With a median follow-up at 9 cycles (9 months), the best ORR (minor response or better, using consensus criteria adapted from the 3rd International Workshop on WM) was 83%. Six patients had a very good partial response, 34 achieved a PR, and 12 achieved a minor response (MR), with a major response rate (PR or better) of 64%. Ten patients showed stable disease. In patients who underwent tumor sequencing, attainment of major responses was impacted by mutations in CXCR4, but not MYD88 L265P.
The most common Grade 2 or higher treatment related AEs were neutropenia (n=12); thrombocytopenia (n=10); bleeding (n=5); and pneumonic infection, anemia and tachyarrhythmia (n=3 each). The most common grade 3 or higher treatment-related AEs were neutropenia (n=9) and thrombocytopenia (n=7). After a median follow up of 9 cycles, fifty-five patients (87.3%) continue on treatment.
Non-Hodgkin's Lymphoma - Oral Presentation - Abstract #852:
Combining IMBRUVICATM With Rituximab, Cyclophosphamide, Doxorubicin, Vincristine, and Prednisone (R-CHOP): Updated Results From a Phase 1b Study in Treatment-Naive Patients With CD20-Positive B-Cell Non-Hodgkin's Lymphoma (NHL) (Anas Younes, M.D., Memorial Sloan-Kettering Cancer Center, New York, NY)
R-CHOP is a standard of care in a number of the most common B-cell malignancies, including several NHL subtypes, such as diffuse large B-cell lymphoma (DLBCL), mantle cell lymphoma (MCL) and follicular lymphoma (FL). This study was an open-label, nonrandomized, multicenter study consisting of 2 parts: dose escalation in patients with DLBCL, MCL and FL (Part 1) and dose expansion only in DLBCL patients (Part 2). The primary objective of this phase 1B study in 33 patients was to determine the recommended phase 2 dose and dose-limiting toxicities of IMBRUVICATM in combination with R-CHOP. Secondary objectives were to evaluate safety, ORR and pharmacokinetics. The results below focus on the 24 DLBCL patients across Parts 1 and 2 of the study.
Across Parts 1 and 2 (n=24), the most common all-grade treatment-emergent AEs ( > 25%) were neutropenia (70.8%), nausea (66.7%), vomiting (66.7%), thrombocytopenia (58.3%), fatigue (50%), constipation (41.7%), anemia (41.7%), and diarrhea (33.3%). The most common Grade 3 or higher treatment-emergent AEs were neutropenia (66.7%), thrombocytopenia (16.7%), febrile neutropenia (16.7%), anemia (12.5%) and hypotension (8.3%).
The ORR for all evaluable patients across Parts 1 and 2 was 91.7%, with 83.3% of patients achieving a CR, and 8.3% achieving a PR.
IMBRUVICATM (ibrutinib) - Active Phase III Clinical Trials
Chronic Lymphocytic Leukemia/ Small Lymphocytic Lymphoma (CLL/SLL)

•
RESONATE™ (PCYC-1112) Phase III study of IMBRUVICATM versus ofatumumab in patients with relapsed/refractory (R/R) CLL/SLL was initiated in the second quarter of 2012. This is a randomized, multi-center, open-label Phase III trial of IMBRUVICATM as a monotherapy. The enrollment of 391 patients was completed more than two quarters ahead of schedule in April 2013. The primary endpoint of this study is to demonstrate a statistically significant improvement in progression-free survival (PFS) when compared to ofatumumab. The study met its primary end point of PFS as well as a key secondary endpoint of overall survival at the interim analysis in January 2014. We anticipate to file the study data with the FDA within the first half of 2014 and expect a review by the agency to be completed within the first half of 2015.

•
RESONATE™-2 (PCYC-1115): Phase III study of IMBRUVICATM versus chlorambucil in newly diagnosed elderly CLL/SLL patients was initiated in the first quarter of 2013. This is a randomized, multicenter, open-label trial of IMBRUVICATM as a monotherapy versus chlorambucil in patients 65 years or older with treatment naïve CLL/SLL. The study design was agreed upon with the FDA under a Special Protocol Assessment (SPA). The primary objective of the study is to demonstrate a clinically significant improvement in PFS when compared to chlorambucil. Pharmacyclics has just completed enrollment of 273 patients worldwide, approximately 9 months ahead of the original schedule. A data read out is anticipated in the second half of 2015.

•
HELIOS (CLL3001): Phase III study of IMBRUVICATM in combination with bendamustine and rituximab in patients with R/R CLL/SLL was initiated in the third quarter of 2012. This is a randomized, multi-center, double-blinded, placebo-controlled trial of IMBRUVICATM in combination with bendamustine and rituximab versus placebo in combination with bendamustine and rituximab in R/R CLL/SLL patients who have received at least one line of prior therapy. The primary objective of the study is to demonstrate a clinically significant improvement in PFS when compared to bendamustine and rituximab. This study completed enrollment of 578 patients worldwide during the first quarter of 2014.

•
CLL3002: Phase III study of IMBRUVICATM versus rituximab in patients with R/R CLL/SLL was initiated in the fourth quarter of 2013. This is a randomized, open-label, multi-center study to evaluate the efficacy and safety of IMBRUVICATM versus rituximab in adult Chinese patients with R/R CLL or SLL with active disease requiring treatment, who have failed at least 1 prior line of therapy and are not considered appropriate candidates for treatment or retreatment with purine analog-based therapy or combination chemo-immunotherapy. The primary objective of the study is to demonstrate a clinically significant improvement in PFS. The enrollment target of this study is 150 patients.

•
Third party sponsored Phase III study of IMBRUVICATM versus IMBRUVICATM + rituximab versus bendamustine + rituximab in frontline newly diagnosed elderly (≥ 65 Years of Age) CLL/SLL patients (Alliance A041202) was initiated by the National Cancer Institute in the fourth quarter of 2013. This is a randomized, multi-center study designed to evaluate the improvement in PFS of IMBRUVICATM with or without rituximab vs bendamustine and rituximab. Secondary outcome measures include overall survival and duration of response. The enrollment target of this multi-center study is 523 patients.

•
Third party sponsored Phase III study in treatment naive, young fit patients with CLL, comparing the combination of IMBRUVICATM and Rituxan to chemo immunotherapy of FCR (fludarabine, cyclophosphamide, and rituximab), (ECOG1912), was initiated by the Eastern Cooperative Oncology Group in the first quarter of 2014. This is a randomized study designed to evaluate the improvement in PFS of IMBRUVICATM with rituximab vs FCR. Secondary outcome measures include overall survival and adverse events. The enrollment target of this multi-center study is 519 patients.

Mantle Cell Lymphoma (MCL)

•
RAY (MCL3001): Phase III study of IMBRUVICATM versus temsirolimus in R/R MCL patients was initiated in the fourth quarter of 2012. This is a randomized, multi-center, open-label trial of IMBRUVICATM as a monotherapy versus temsirolimus in R/R MCL patients who received at least one prior rituximab-containing chemotherapy regimen. The primary endpoint of the study is PFS. The enrollment target of this global study was 280 patients. This trial completed enrollment in the fourth quarter of 2013.

•
SHINE (MCL3002): Phase III study of IMBRUVICATM in combination with bendamustine and rituximab in elderly patients with newly diagnosed MCL was initiated in the second quarter of 2013. This is a randomized, multi-center, double-blinded, placebo-controlled trial of IMBRUVICATM plus bendamustine and rituximab versus placebo plus bendamustine and rituximab in patients 65 years or older with newly diagnosed MCL. The primary endpoint of the study is PFS. The enrollment target of this global study is 520 patients.

Diffuse Large B-cell Lymphoma (DLBCL)

•
PHOENIX (DBL3001): Phase III study of IMBRUVICATM in combination with R-CHOP (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone) in patients with newly diagnosed the non-GCB subtype of DLBCL was initiated in the third quarter of 2013. This is a randomized, multi-center, double-blinded, controlled trial of IMBRUVICATM plus rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone (R-CHOP) versus R-CHOP in patients with newly diagnosed non-GCB subtype DLBCL. The primary endpoint of the study is to demonstrate a clinically significant improvement in event-free survival when compared to R-CHOP. The enrollment target of this global study is 800 patients.

Follicular Lymphoma (FL)

•
SELENE (FLR3001): Phase III study of IMBRUVICATM in patients with R/R indolent Non-Hodgkin’s Lymphoma (iNHL) was initiated in the first quarter of 2014. This is a randomized, multi-center, placebo-controlled Phase III trial of IMBRUVICATM in combination with either bendamustine and rituximab or R-CHOP in patients with previously treated indolent Non-Hodgkin Lymphoma (NHL). The primary endpoint of this study is progression free survival. The enrollment target of this global study is 400 patients.

IMBRUVICATM (ibrutinib) - Regulatory Update
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
On November 13, 2013, the Food and Drug Administration (FDA) approved IMBRUVICATM (ibrutinib, PCI-32765) monotherapy for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. This indication is based on overall response rate (ORR). An improvement in survival or disease-related symptoms has not been established.
On February 12, 2014 the FDA approved IMBRUVICATM as a single agent for the treatment of patients with chronic lymphocytic leukemia (CLL) who have received at least one prior therapy. This indication is based on overall response rate (ORR). An improvement in survival or disease-related symptoms has not been established.
IMBRUVICATM (ibrutinib) Resistance
Clinically effective cancer therapies are typically associated with escape mechanisms and resistance. Pharmacyclics is committed to understanding the underlying reason for patients who initially respond to IMBRUVICATM, but subsequently progress. Toward this goal, we have studied (1) tumor cell lines that have been selected to become resistant to IMBRUVICATM and (2) blood samples from the few CLL patients who have acquired resistance to IMBRUVICATM over time.
As reported at the international workshop on CLL meeting in September 2013, with a median follow up of 22.1 months, the estimated median progression-free survival rates in our study PCYC-1102-CA were: 96% for treatment-naive CLL patients (n=31), 92% for relapsed/refractory CLL patients excluding high risk patients with del 17p and del 11q (n=29), and 74% for relapsed/refractory patients including high risk patients (n=85) at 26 months. In patients with CLL, the development of therapeutic resistance has so far been uncommon. Nevertheless, early research has revealed the acquisition of specific point mutations in B-cell receptor pathway genes, including BTK, in several patients with IMBRUVICATM resistance. These mutations may help to explain the therapeutic resistance.
As reported at the European Hematology Association meeting in June 2013 in our study PCYC-1104-CA, mantle cell patients (n=111) had an estimated median progression-free survival of 13.9 months. In addition, as reported in an abstract at the ASH annual meeting in December PCYC-1106, DLBCL patients (n=70) had an estimated median progression-free survival of 1.6 months. The rate of acquired resistance is higher in mantle cell and DLBCL patients compared to CLL patients. Research using mantle cell lines has revealed several potential mechanisms of resistance that may help explain the resistance, including the activation of alternate B-cell signaling pathways inside the cell.
We do not yet understand the full scope of these mechanisms in cancer patients who relapse, nor do we understand the full breadth of mutations that may underlie acquired resistance to IMBRUVICATM in the different B-cell malignancies; we are and intend to continue actively studying this in 2014 and beyond. At the 2013 ASCO annual meeting, we presented data regarding resistance mechanisms with IMBRUVICATM ("Tumor Genomic Profiling Reveals Mechanisms of Resistance to BTK Inhibitor IMBRUVICATM in Chronic Lymphocytic Leukemia").
IMBRUVICATM (ibrutinib) - Breakthrough, Fast Track and Orphan Drug Designations
In the U.S., the FDA granted orphan drug designation to IMBRUVICATM for the following orphan diseases, CLL on April 6, 2012, MCL on December 3, 2012, MM on May 16, 2013, SLL on May 30, 2013, WM on October 15, 2013 and DLBCL on October 23, 2013. A U.S. orphan drug designation provides the drug developer with several benefits and incentives related to the orphan drug, including a 7-year period of U.S. marketing exclusivity if the drug is the first of its type approved for the specified indication.
The FDA also granted Pharmacyclics with a Fast Track designation for IMBRUVICATM for the treatment of CLL/SLL on October 29, 2012 and for the treatment of MCL on December 18, 2012. Fast Track is a process designed to facilitate the development, and expedite the review of drugs to treat serious and life-threatening conditions and address unmet medical needs for the condition.

The European Commission ("EU") adopted the decision that IMBRUVICATM is designated as an orphan medicinal product for the following diseases, CLL on April 26, 2012, MCL on March 12, 2013, and DLBCL on November 13, 2013. An EU orphan drug designation provides the drug developer with several benefits and incentives related to the orphan drug, including market exclusivity for 10 years after approval if the drug is the first of its type approved for the specified indication.
On February 8, 2013, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation to the investigational oral agent IMBRUVICATM monotherapy for the treatment of patients with relapsed or refractory MCL and to IMBRUVICATM monotherapy for the treatment of patients with WM, both of which are B-cell malignancies. On March 18, 2013, Pharmacyclics announced that the FDA granted an additional Breakthrough Therapy Designation for the investigational oral agent IMBRUVICATM as monotherapy for the treatment of CLL/SLL patients with deletion of the short arm of chromosome 17 (deletion 17p). Patients harboring a deletion within chromosome 17 are poor responders to chemoimmunotherapy and have limited treatment options. The presence of deletion 17p is one of the worst prognostic factors in patients with CLL.
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
IMBRUVICATM (ibrutinib) - Patents
Pharmacyclics owns granted patents in the U.S., Europe, Japan, China, Mexico, South Korea, Singapore, Hong Kong, South Africa, Russia, and Australia that claim the IMBRUVICATM compound and related BTK inhibitor compounds as compositions of matter. Pharmacyclics also owns pending patent applications covering the IMBRUVICATM compound and related BTK inhibitor compounds, as compositions of matter, in the U.S., Europe, Canada, India, Israel, New Zealand, and Brazil. As of December 31, 2013, the duration of the granted patents covering the IMBRUVICATM compound and related BTK inhibitor compounds as compositions of matter in the U.S., Europe, Japan, China, Mexico, South Korea, Singapore, Hong Kong, South Africa, Russia, and Australia is through December 2026, subject to any patent term extensions that may be obtained in certain territories. The projected duration of any patent that may grant on any of the pending patent applications covering the IMBRUVICATM compound and related BTK inhibitor compounds as compositions of matter in the U.S., Europe, Canada, India, Israel, New Zealand, and Brazil is through December 2026, subject to any patent term extensions that may be obtained in certain territories. Pharmacyclics also owns pending patent applications in the U.S. and internationally covering specifically crystalline and polymorph forms of IMBRUVICATM. The projected duration of any patent that may grant on any of these pending patent applications covering these the forms of IMBRUVICATM is through June 2033, subject to any patent term extensions that may be obtained in certain territories. Pharmacyclics also owns pending patent applications in the U.S. and internationally covering the use of IMBRUVICATM for the treatment of various types of cancer. It is expected that the duration of any patent that may grant on the use of IMBRUVICATM for the treatment of various types of cancer is through June 2031, subject to any patent term extensions that may be obtained in certain territories.
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
BTK Inhibitor for Autoimmune Diseases
In animal models of rheumatoid arthritis, we have observed that once daily oral administration of our proprietary BTK inhibitors leads to regression of established disease. Based on data from a study funded entirely by Pharmacyclics, we reported that our BTK inhibitors reduce cytokine releases from human monocytes in cell culture and reduced inflammatory synovitis, pannus formation, synovial fluid cytokines, cartilage damage and bone erosion in mice with collagen-induced arthritis (Chang et al., ACR Annual Meeting Abstracts, 2010). During 2013, we continued working on a series of BTK inhibitors which were optimized preclinically for eventual treatment of patients with anti-inflammatory and autoimmune diseases, including rheumatoid arthritis. In January 2014, we filed an investigational new drug application (IND) for our lead molecule for anti-inflammatory and autoimmune diseases. This IND was deemed safe to proceed by the FDA in mid-February 2014.

FACTOR VIIa INHIBITOR PROGRAM
Tissue Factor (TF) up-regulation is associated with increased tumor invasiveness and progression, worsened prognosis and increased thromboembolism (VTE). Factor VII is an enzyme that becomes activated ("FVIIa") by binding to the cell surface protein tissue factor ("TF"), a protein found in the body that helps to trigger the process of blood clotting in response to injury. TF is over expressed in many cancers including gastric, breast, colon, lung, prostate, ovarian and pancreatic cancers. Activation of protease activated receptors by TF:FVIIa complex leads to increases in IL-8, VEGF and other invasiveness promoting factors. Our Factor VIIa inhibitor PCI-27483 is a novel first-in-human small molecule inhibitor that selectively targets FVIIa. As an inhibitor of FVIIa, PCI-27483 has two potential mechanisms of action: 1) inhibition of intracellular signaling involved in tumor growth and metastases and 2) inhibition of early coagulation processes associated with thromboembolism. Pharmacyclics is currently defining the next steps for the development of this agent.
PCI-27483, claimed as a composition of matter, is covered by granted patents in the U.S., Canada, Japan, China and India. We have pending patent applications covering PCI-24783, as compositions of matter, in the U.S., and Europe. As of December 31, 2013, the duration of the granted patents in the U.S., Canada, Japan, China and India that claim PCI-27483 as compositions of matter is through December 2023, subject to any patent term extensions that may be obtained in certain territories. The projected duration of any patent that may grant on any of the pending patent applications covering PCI-24783 as compositions of matter in Europe is through December 2023 and in the US is through June 2025, subject to any patent term extensions that may be obtained in those territories.
ABEXINOSTAT (PCI-24781) PAN-HDAC INHIBITOR
Histone deacetylases ("HDACs") are well-validated drug targets in a number of disease areas including cancer. These enzymes control several vital cellular processes, such as transcription, cell cycle progression, protein transport and degradation etc, and their activity is often dysregulated in cancer. Classically, the major function of these enzymes is controlling the expression of genes, i.e. whether genes are turned "on" or "off" via epigenetic mechanisms. In cancer, HDACs are often differentially expressed from normal cells, resulting in gene expression changes that favor a tumor's ability to multiply, to avoid apoptosis (i.e. programmed cell death) or to become resistant to chemotherapy. Treatment with HDAC inhibitors reverses these changes, resulting in cancer cell death in vitro (i.e. in cultured cells) and tumor growth inhibition in vivo (i.e. in animals) at non-toxic concentrations.
Abexinostat is an orally dosed, broad spectrum, hydroxamic acid-based small molecule HDAC inhibitor that has been evaluated in Phase I and II clinical trials for refractory solid tumors and lymphoma by Pharmacyclics and its ex-U.S. partner, Les Laboratoires Servier of Paris, France ("Servier"). Abexinostat has shown promising anti-tumor activity in vitro and in vivo (Buggy et al, Mol Cancer Ther 2006; 5: 1309-17).
Abexinostat treatment leads to synergistic efficacy in tumor cells in combination with many cancer therapeutics, such as bortezomib, as well as DNA-damaging agents such as radiation (Banuelos et al Clin Cancer  Res 2007 13:6816-26) and chemotherapy agents such as doxorubicin (Lopez et al, Clin Cancer Res 2009 15:3472-83, Yang et al, Anticancer Res. 2011 31:1115-23).  In lymphoma cells, abexinostat together with bortezomib greatly enhances proteasome and NF-êB inhibition, increases oxidative stress, causes cell cycle arrest and results in increased cell death (Bhalla et al Clin Cancer Res 2009 15:3354-65). In solid tumor cells, we have shown that abexinostat inhibits DNA repair following damage by radiation or chemotheraputic agents, thereby enhancing the efficacy of these anti-cancer agents. The mechanism of the synergy may involve inhibition of the homologous recombination pathway, a major double-strand break ("DSB") repair pathway. In a study funded entirely by Pharmacyclics, we showed that abexinostat also effectively synergizes with inhibitors of single-strand break repair such as poly ADP ribose polymerase inhibitors (PARP is a protein important for repairing single-strand breaks in DNA) (Adimoolam et al 2007). Furthermore, abexinostat demonstrated highly synergistic growth inhibition of chemotherapy-resistant tumors in combination with chloroquine (an inhibitor of autophagy, a protective mechanism in cells under stress), particularly in certain subtypes of sarcoma (Lopez et al. Cancer Res 2010 71:185-96). In a model of epigenetic regulation of cancers, abexinostat showed synergistic cell death in glioblastoma cells when combined with a demethylase inhibitor (Singh et al 2011 13:894-903). Other recent preclinical publications have also demonstrated activity of abexinostat in a mouse model of gallbladder carcinoma (Kitamura et al J Hepatology 2012 57:84-91) and in combination with radiation on breast cancer stem cells (Al-Assar et al Cancer Biol & Ther 11: 1028-36, 2011).
Abexinostat has been tested in several clinical trials in the U.S. by Pharmacyclics and globally by our partner Servier. In the U.S., Pharmacyclics has completed two Phase I studies using abexinostat as a single agent in patients with advanced solid tumors, a Phase I/II trial testing abexinostat single agent in patients with relapsed or refractory NHL and a Phase I trial in soft-tissue sarcoma patients (in combination with doxorubicin, an anti-tumor agent) co-sponsored by the Massachusetts General Hospital and Dana-Farber Cancer Institute. Results from this trial were presented at the annual meeting of the Connective Tissue Oncology Society in November 2012 in Prague, Czech Republic and updated at the AACR Annual Meeting in April

2013. A Phase II study was undertaken in relapsed/refractory FL and mantle-cell lymphoma (MCL). The results from this study were presented in poster at the 12th International Conference on Malignant Lymphoma ("IMCL") in Lugano, Switzerland (June 19-22, 2013). Pharmacyclics is currently defining the next steps for the development of this agent.
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
Abexinostat and pan-HDAC inhibitors, claimed as compositions of matter, are covered by granted patents in the U.S., Europe, Canada, Mexico, Japan and India. We have pending applications covering abexinostat and pan-HDAC inhibitors, as compositions of matter, in China, Israel, Brazil, and Norway. As of December 31, 2013, the duration of the granted patents in Europe, Canada, Mexico, Japan and India is through 2024, and in the U.S. through 2025 due to a Patent Term Adjustment. The projected duration of any patent that may grant on any of the pending patent applications in China, Israel, Brazil and Norway is through 2024. The durations of the granted patents and the projected duration of any patent that may be granted on any of the pending patent applications are subject to any patent term extensions that may be obtained in certain territories.
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

•	Leverage development with outsourcing. We utilize outside vendors with expertise and capability in manufacturing and clinical development to more efficiently develop our multiple product candidates.

•	Create a large clinical pipeline. This allows us to explore the full potential of our existing molecules.
We are subject to risks common to pharmaceutical companies developing products, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, uncertainty of market acceptance of our products, history of and expectation of future operating losses, reliance on collaborative partners, enforcement of patent and proprietary rights and the need for future capital. In order for a product to be commercialized, we must conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, build U.S. commercial capability, obtain market acceptance and, in many cases, obtain adequate coverage of and reimbursement for our products from government and private insurers. We have incurred significant operating losses since our inception in 1991 and we expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of IMBRUVICATM or our other product candidates generates sufficient revenue to cover our expenses. We commercially launched IMBRUVICATM on November 13, 2013.
Collaborations and Other Agreements
Collaboration and License Agreement with Janssen Biotech, Inc.

In December 2011, we entered into the Agreement with Janssen for the development and commercialization of IMBRUVICATM, and certain compounds structurally related to IMBRUVICATM, for oncology and other indications, excluding all immune mediated diseases and inflammatory or conditions and all psychiatric or psychological diseases or conditions, in the U.S. and outside the U.S. Each company is leading development for specific indications as stipulated in a global development plan.
The collaboration provides Janssen with an exclusive license to exploit the underlying technology outside of the U.S. (the “License Territory”) and co-exclusively with Pharmacyclics in the U.S.
The collaboration has no fixed duration or expiration date and provided for payments by Janssen to us of a $150,000,000 non-refundable upfront payment upon execution, as well as potential future milestone payments of up to $825,000,000 based upon continued development progress ($250,000,000), regulatory progress ($225,000,000) and approval of the product in both the U.S. and the License Territory ($350,000,000). As of December 31, 2013, $385,000,000 in milestone payments had been earned by the Company under the Agreement and the Company may receive up to an additional $440,000,000 in development, regulatory and approval milestone payments.
Subsequent to December 31, 2013, we announced that the FDA approved IMBRUVICATM as a single agent for the treatment of patients with CLL who have received at least one prior therapy. This approval of IMBRUVICATM in CLL triggered a $60,000,000 milestone payment to us under the Agreement (see Note 15 to the consolidated financial statements).
The Agreement includes a cost sharing arrangement for associated collaboration activities. Except in certain cases, in general Janssen is responsible for approximately 60% of collaboration development costs and we are responsible for the remaining 40% of collaboration development costs. In general, costs associated with commercialization will be included in determining pre-tax profit or pre-tax loss, which are to be shared 50% by us and 50% by Janssen.
The collaboration with Janssen provides us with an annual cap of our share of collaboration costs and pre-tax commercialization losses for each calendar year until the third profitable calendar quarter for the product, as determined in the Agreement. In the event that our share of aggregate development costs in any given calendar year, together with any other amounts that become due from us, plus our share of pre-tax loss (if any) for any calendar quarter in such calendar year, less our share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the "Excess Amounts") are funded by Janssen. The total Excess Amounts plus interest may not exceed $225,000,000.  Interest shall be accrued on the outstanding balance with interest calculated at the average annual European Interbank Offered Rate ("EURIBOR") for the EURO or average annual London Interbank Offered Rate ("LIBOR") for U.S. Dollars as reported in the Wall Street Journal, plus 2%, calculated on the number of days from the date on which our payment would be due to Janssen. The interest rate on outstanding Excess Amounts shall not exceed 5% per annum, and shall not in the aggregate exceed an outstanding balance of $25,000,000.
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
The Company recognizes Excess Amounts as a reduction to costs and expenses as the Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product.
Following any regulatory approval in the U.S., Pharmacyclics recognizes product revenue and takes a lead role in U.S. commercial strategy development and both Pharmacyclics and Janssen share in commercialization activities. Under the Agreement, following any regulatory approval outside the United States, Janssen will recognize product revenue and lead and perform commercialization activities. The Agreement also provides that pre-tax profits or pre-tax losses from the commercialization of any products resulting from the collaboration are shared 50% by us and 50% by Janssen.
Both parties have responsibilities for the development, manufacturing and marketing of products resulting from the Agreement. Janssen has the sole responsibility and exclusive rights to commercialize the products in the License Territory. The parties hold joint responsibility and co-exclusive rights to commercialize the products in the U.S., and Pharmacyclics will serve as the lead party in such effort. We continue to work with Janssen on protocols and the design, schedules and timing of trials. Development and commercialization activities under the collaboration are managed through a shared governance structure.

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
Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI)
In August 2011, we entered into a five-year CRADA with the NCI to collaborate on the development of IMBRUVICATM. Under the Agreement, the NCI's Division of Cancer Treatment and Diagnosis is sponsoring multiple trials of IMBRUVICATM in various hematologic malignancies. In addition, we are participating in several other investigator sponsored trials.
Acquired Products
Celera Corporation
In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as approximately $97,000,000, although we currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to our HDAC inhibitor program and approximately one-third relates to our Factor VIIa inhibitor program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. There were no milestone payments triggered related to our HDAC inhibitor or Factor VIIa programs during the year ended December 31, 2013, the six months ended December 31, 2012, or for the years ended June 30, 2012 and 2011.
In addition to the milestone payments, we are required to make single-digit royalty payments based on annual sales of IMBRUVICATM and would be required to make single-digit royalty payments based on annual sales of drugs commercialized from the Company's HDAC inhibitor, Factor VIIa inhibitor and certain other BTK inhibitor programs. We commercially launched IMBRUVICATM for MCL on November 13, 2013. For the year ended December 31, 2013, we recognized royalty expense under the Celera agreement of approximately $1,000,000 on net product sales of IMBRUVICATM. Royalty expense related to net product sales of IMBRUVICATM is included within cost of goods sold in the consolidated statement of operations. No royalty expense was incurred under the Celera agreement in periods prior to the three months ended December 31, 2013 as there were no product sales.
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
Patents and Proprietary Technology
We believe our success depends in part on our ability to protect and defend our proprietary technology and product candidates through patents and trade secret protection.  We, therefore, aggressively pursue and prosecute, patent applications and protect our trade secrets. While we intend to defend against threats to our intellectual property, these patents and trade secrets may not adequately protect our intellectual property.
We have a number of patents and patent applications related to our compounds, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will issue as patents. The evaluation of the patentability of United States and foreign patent applications can take years to complete and can involve considerable expense.  Even if patents are issued and maintained, these patents may not be of adequate scope to benefit us, or may be held invalid and unenforceable against third parties. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and the required licenses may not be available on reasonable terms or at all.
Our patents, patent applications, and licensed patent rights cover various compounds, pharmaceutical formulations and methods of use. As of December 31, 2013, Pharmacyclics owns or holds licenses to:

•	60 issued U.S. patents; and

•	96 other pending U.S. patent applications, including 9 allowed U.S. patent applications.
These issued U.S. patents expire at various times depending on product programs (see above program sections for certain specific compounds). In addition, Pharmacyclics owns or holds licenses to approximately 169 issued foreign patents, 16 Patent Cooperation Treaty ("PCT") patent applications, and more than 200 pending non-U.S. patent applications filed with the European Patent Office, and nationally in Canada, Japan, China, India, Australia and other international territories.
Some of these issued patents would be subject to potential patent term extensions in the U.S. and certain non-U.S. territories.
We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We depend on confidentiality and assignment-of-invention agreements with certain of our employees, consultants and other parties, to protect in part trade secrets and other proprietary rights. We cannot be certain that this agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary information.

Research and Development
The majority of our costs and expenses to date have been related to research and development, or R&D. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D. R&D expenses were $85,133,000 for the year ended December 31, 2013 (net of Janssen's share of costs under the cost sharing arrangement of $48,223,000 and Excess Amounts of $85,732,000 which were recorded as reductions to R&D expense). R&D expenses were $29,333,000 for the six months ended December 31, 2012 (net of Janssen's share of costs under the cost sharing arrangement of $17,339,000 and Excess Amounts of $17,306,000 which were recorded as reductions to R&D expense). R&D expenses were $54,537,000 for the year ended June 30, 2012 (net of Janssen's share of costs under the cost sharing arrangement of $18,381,000) and $34,482,000 for the year ended June 30, 2011. For further information regarding the terms and conditions underlying our cost sharing arrangement with Janssen, see "Collaboration and License Agreement with Janssen Biotech, Inc." above.
Manufacturing
Overview
Generally the raw materials required for the production of our product are available from several suppliers, yet in some cases the raw materials are only available through one supplier. We have adopted policies to attempt, to the extent feasible, to minimize our raw material supply risks, including maintenance of greater levels of raw materials inventory and implementation of multiple raw materials sourcing strategies, especially for critical raw materials. Although to date we have not experienced any significant delays in obtaining any raw materials from our suppliers, we cannot provide assurance that we will not face shortages from one or more of them in the future.
We contract with third parties to manufacture the raw materials and the active pharmaceutical ingredient ("API") of IMBRUVICATM for clinical and commercial uses. We currently do not have internal manufacturing facilities for clinical or commercial production of IMBRUVICATM. In addition, we expect in the foreseeable future to continue to rely on third parties for the manufacture of the raw materials, API for IMBRUVICATM.
Raw materials required for the production of the API are generally sourced from several third-party suppliers. Contract manufacturers in Asia convert these raw materials into API for clinical and commercial purposes. We use a third party facility in North America to manufacture drug product. A dedicated facility is in construction at this site to eventually provide drug product manufacturing. Another third party is used to package and label the finished product for commercial purposes. We use a third party logistics provider to handle shipping and warehousing of our commercial supply of IMBRUVICATM and a range of specialty pharmacies and distributors to dispense IMBRUVICATM to patients in fulfillment of prescriptions.
Our third-party manufacturers are independent entities, under contract with us, who are subject to their own unique operational and financial risks which are out of our control. If we or any of our third-party manufacturers fail to perform as required, this could impair our ability to deliver IMBRUVICATM on a timely basis or cause delays in supplies for our clinical trials and commercial activities. To the extent these risks materialize, our financial results may be adversely affected.
The processes used to manufacture our products are proprietary. For products manufactured by our third-party contract manufacturers, we have licensed the necessary knowhow of these processes which are proprietary to us to enable them to manufacture the products for us. We have agreements with these third-party manufacturers to restrict these manufacturers from using or revealing our processes, but we cannot be certain that these third-party manufacturers will comply with these restrictions.
To establish a new third party manufacturer to produce our products may take several years. While there are third parties potentially capable of providing most of the materials and services we need to manufacture and distribute IMBRUVICATM, it is very expensive, time consuming, and we may be subject to other implementation execution risks should we be required to replace any member of our existing supply chain. We are dependent on the performance of our supply chain. Should any third party manufacturer in our supply chain fail to perform for any reason it may have significant consequences on our ability to deliver the commercial and clinical supplies of IMBRUVICATM.
We believe that our current arrangement for the supply of starting materials, intermediates and active ingredients, will be adequate to satisfy our currently forecasted commercial requirements of IMBRUVICATM and any currently planned future clinical studies. Due to the significant lead times involved in our supply chain for IMBRUVICATM, we have less flexibility to adjust our supply in response to changes in demand than if we had shorter lead times.
Manufacturing Agreements
Agreement with Lonza Sales Ltd. ("Lonza")

On February 5, 2013, we entered into a Commercial Manufacturing Agreement (the "Lonza Agreement") with Lonza dated as of February 5, 2013 (the "Lonza Effective Date"), pursuant to which Lonza will manufacture for Pharmacyclics a human pharmaceutical oncology agent (the "Lonza Product"), as identified in the Lonza Agreement, for the sale and distribution by Pharmacyclics. On October 2, 2013, Pharmacyclics and Lonza entered into an amendment to the Lonza Agreement (the “Amendment”), which amends certain pricing and delivery terms originally included in the Lonza Agreement.
Under the Lonza Agreement, Lonza has agreed to supply the Lonza Product and we have agreed to purchase Lonza Product, subject to Lonza’s continued material compliance with the terms of the Lonza Agreement. Pharmacyclics is obligated to purchase a minimum amount of Lonza Product, to be calculated based on a percentage of Pharmacyclics' global requirements of Lonza Product in each calendar year. In the event that the minimum amount of the Lonza Product is not purchased by Pharmacyclics, Lonza may invoice Pharmacyclics for the amount equal to the shortfall between the minimum purchase requirement and the number of units of Lonza Product actually ordered during such year. The Lonza Agreement commenced on the Lonza Effective Date and will continue for a certain specified number of years (the "Lonza Agreement Term"), unless terminated earlier as provided in the Lonza Agreement. Upon expiration of the Lonza Agreement Term or any extension thereof, the Lonza Agreement will automatically extend for an additional set period, as set forth in the Lonza Agreement.
Agreement with Catalent CTS, LLC ("Catalent")
On May 1, 2013, we entered into a Build-Out and Commercial Supply Agreement (the "Catalent Agreement") with Catalent dated as of May 1, 2013 (the "Catalent Effective Date"), pursuant to which Catalent will manufacture and supply Pharmacyclics’ fully formulated bulk pharmaceutical product (the "Catalent Product").
Under the Catalent Agreement, we will purchase from Catalent the Catalent Product during the term of the Catalent Agreement for commercial use in certain specified territories that we and Catalent mutually agree to in writing (the "Territory"). The Catalent Agreement commenced on the Catalent Effective Date and will continue until the earlier of the end of a specified anniversary of the completion of the building improvements in accordance with the terms of the Catalent Agreement (the "Completion Date") or July 1, 2014, unless earlier terminated in accordance with the Catalent Agreement. A contract year means each consecutive 12 month period beginning on the earlier of the Completion Date or July 1, 2014, and each anniversary thereof, as applicable. The term of the Catalent Agreement will be automatically extended for successive five year periods, with a total maximum extension of a specified number of years, as indicated in the Catalent Agreement.
We will be obligated to purchase from Catalent a certain minimum amount with respect to the Catalent Product. This amount will be determined in accordance with the requirements of Catalent Product for countries in the Territory in which Pharmacyclics has the right to sell, have sold, or grant a license to sell the Catalent Product. Pharmacyclics will pay Catalent a non-refundable annual facility fee, which includes the cost of a designated number of batches of Catalent Product to be produced. Any additional batches of Catalent Product ordered in a contract year will be paid to Catalent in accordance with the terms of the Catalent Agreement.
Customers
We sell IMBRUVICATM to specialty pharmacies ("SP") that sell to individual patients and specialty distributors ("SD") that sell to hospital pharmacies. For details on our customers, refer to Notes 2 and 3 to the consolidated financial statements.
Competition
There are many companies focused on the development of small molecules and antibodies for treating B-cell malignancies. Our potential competitors include major pharmaceutical and biotechnology companies, clinical reference laboratories and government agencies, as well as academic research institutions that are pursuing research activities similar to ours. Many of our potential competitors have significantly more financial and other resources, larger research and development staffs, lower labor costs, more extensive marketing and manufacturing organizations, and other resources than we do, which may allow them to have a competitive advantage.
Many of these companies and organizations have significant experience in preclinical testing, human clinical trials, product manufacturing, marketing, sales and distribution and other regulatory approval and commercial procedures. They may also have a greater number of significant patents and greater legal resources to seek remedies for cases of alleged infringement of their patents by us to block, delay or compromise our own drug development process.
The markets for which we have and intend to pursue regulatory approval of IMBRUVICATM are highly competitive. We are aware of products in research or development by our competitors that are intended to treat the B-cell malignancies we are targeting, and any of these products may compete with IMBRUVICATM. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA, or regulatory agencies in other regions of the world, for their products more rapidly than we do, or developing products that are more effective than IMBRUVICATM. These products or technologies might render our technology obsolete or noncompetitive. There may also be drug candidates of which we are not aware at an earlier stage of development that may compete with IMBRUVICATM. In addition, IMBRUVICATM competes with existing therapies that have long histories of use, such as chemotherapy used in cancer indications.
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
The process required by the FDA before our products may be marketed or receive a label extension in the U.S. generally involves the following:

•	completion of preclinical laboratory and animal tests;

•	submission of an Investigational New Drug ("IND") application, which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy for each intended use;

•	submission to the FDA of a (supplemental) New Drug Application ("NDA"); and

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product candidate is made to assess compliance with the FDA’s current good manufacturing practice ("cGMP") regulations.

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
Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA (announced or unannounced) and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies for compliance with Good Manufacturing Practice regulations, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the current Good Manufacturing Practice, or cGMP, regulations and other FDA regulatory requirements.
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
Employees
As of December 31, 2013, we had 484 employees, all of whom were full-time employees. 269 of our employees are engaged in research, development, preclinical and clinical testing, manufacturing, quality assurance and quality control and regulatory affairs and 215 are in sales and marketing, medical affairs, legal and compliance, human resources, procurement, finance and administration.  Forty-one of our employees have an M.D. or Ph.D. degree. Our future performance depends in significant part upon the continued service of our key scientific, technical and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business. None of our employees are represented by a labor union. We consider our relations with our employees to be good.
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
Risks Relating to Pharmacyclics
IMBRUVICATM (ibrutinib) is our only approved product.
On November 13, 2013, we obtained approval from the United States Food and Drug Administration, or FDA, to market IMBRUVICATM to treat patients with Mantle Cell Lymphoma (MCL) and on February 12, 2014 to treat patients with CLL, who in each case have received at least one prior therapy. This is the only marketing approval for IMBRUVICATM we have received anywhere in the world. Unless we and our collaboration partner, Janssen, can obtain regulatory approval of, and successfully commercialize, IMBRUVICATM to treat other patient populations within the U.S., or any patient populations outside the U.S., we will be solely dependent on U.S. sales of IMBRUVICATM to treat patients with MCL and CLL who in each case have received at least one prior therapy to generate revenue and fund our operations.
Our prospects are largely dependent on (a) successful commercialization of IMBRUVICATM in the U.S. to treat patients with MCL and CLL who in each case have received at least one prior therapy, (b) obtaining regulatory approval of, and successfully commercializing, IMBRUVICATM outside the U.S. to treat patients with MCL and CLL who in each case have received at least one prior therapy, and (c) obtaining regulatory approval of, and successfully commercializing, IMBRUVICATM both in and outside the U.S. to treat other indications. If we are unsuccessful in achieving any one or more of these critical business objectives, our ability to generate significant revenue or achieve profitability will be adversely affected and our business may fail.
The commercialization of IMBRUVICATM for the treatment of patients with MCL and CLL who in each case have received at least one prior therapy, or any other patient populations for which IMBRUVICATM may subsequently be approved may not be successful for a number of reasons, including:

•
we and our collaborative partner, Janssen, may not be able to establish or demonstrate in the medical community the safety and efficacy of IMBRUVICATM and its potential advantages over and side effects compared to competing therapeutics and products currently in clinical development for each applicable patient population;

•	our limited experience in marketing IMBRUVICATM for any patient population;

•	reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of IMBRUVICATM as compared to alternative treatment options;

•	changed or increased regulatory restrictions;

•
changes to the label for IMBRUVICATM that further restrict how we and Janssen market IMBRUVICATM, including as a result of data collected from the safety study of platelets in patients that the FDA required us to undertake as a post-marketing requirement or from any other ongoing or future studies;

•	we may not have adequate financial or other resources to successfully commercialize IMBRUVICATM; and

•	we and Janssen may not be able to obtain adequate commercial supplies of IMBRUVICATM to meet demand or at an acceptable cost.
If the commercialization of IMBRUVICATM is unsuccessful, our ability to generate revenue from product sales and achieve profitability will be adversely affected and our business could fail.
Our success will depend on our ability to effectively and profitably commercialize IMBRUVICATM.
Our success will depend on our ability to effectively and profitably commercialize IMBRUVICATM, which will include our ability to:

•	create market demand for IMBRUVICATM through education, marketing and sales activities;

•	achieve market acceptance and generate product sales;

•	receive adequate levels of reimbursement from third-party payers, such as private insurance programs;

•	comply with post-marketing requirements established by the U.S. Food and Drug Administration, or FDA, for IMBRUVICATM, and any other requirements established by the FDA in the future;

•	conduct the post-marketing studies required by the FDA;

•	comply with other healthcare regulatory requirements;

•
ensure that the active pharmaceutical ingredient, or API, for IMBRUVICATM and the finished product are manufactured in sufficient quantities and in compliance with requirements of the FDA and similar foreign regulatory agencies and with an acceptable quality and pricing level in order to meet commercial demand; and

•	ensure that the entire supply chain for IMBRUVICATM - from API to finished product - efficiently and consistently delivers IMBRUVICATM to our customers.
Prior to commercialization of IMBRUVICATM, we have not had any commercial products. While many members of our management and key personnel have significant experience launching and commercializing drugs at other companies, we have not worked together to commercialize any drug in the past and we cannot be certain that we will be successful. If we are unable to successfully commercialize IMBRUVICATM, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance may harm our business.
Although approved for marketing for the treatment of patients with MCL and CLL, who in each case have received at least one prior therapy, IMBRUVICATM may not achieve market acceptance. The degree of market acceptance for IMBRUVICATM and our other product candidates will depend upon a number of factors, including:

•
the receipt of regulatory approvals for the additional indications of IMBRUVICATM and the desired indications for our other product candidates, and the acceptance by physicians and patients of the clinical benefits that IMBRUVICATM and our other product candidates may offer;

•
the establishment and demonstration in the medical community of the safety, clinical efficacy and cost-effectiveness of IMBRUVICATM our other product candidates and their potential advantages over existing therapeutic products;

•	marketing and distribution support;

•	the introduction, market penetration and pricing strategies of competing and future products;

•	coverage and reimbursement policies of governmental and other third- party payers such as insurance companies, health maintenance organizations and other plan administrators; and

•	physicians, patients, payers or the medical community in general may be unwilling to accept, purchase, utilize or recommend IMBRUVICATM or any of our other product candidates.
If growth in sales of our product is slow or perceived to be slow in the first few months after product launch, future sales of the product may be reduced.
We have commercially launched IMBRUVICATM for the treatment of patients with MCL and CLL, who in each case have received at least one prior therapy. The growth in sales of IMBRUVICATM during the months immediately following the product’s commercial launch, as reported by us and/or market analysts, may be or may be perceived to be slow, flat or negative. Historically, the speed and size of the growth in sales of a new pharmaceutical product during the first few months of sales will define or have a lasting impact on the future sales performance of the product. We cannot guarantee that the growth in sales of IMBRUVICATM will be reported or perceived to be strong during the months immediately following the product’s commercial launch. If during the months immediately following the product’s commercial launch the growth in sales of IMBRUVICATM is reported and/or perceived to be slow, flat or negative, IMBRUVICATM likely would not generate the interest or momentum necessary for the product to reach its full potential over time, causing a lasting reduction in the sales performance of IMBRUVICATM and a commensurate diminution of the value of our business.
If we are unable to obtain marketing approvals for IMBRUVICATM outside the United States, or if we are significantly delayed or limited in doing so, our results of operations and business will be materially and adversely affected and our stock price would likely decline.
In October 2013, our partner Janssen filed a Marketing Authorization Application, or MAA, for IMBRUVICATM in the European Union, and the European Medicines Agency, or EMA, accepted the filing for review. By and also through our partner Janssen, we also plan to seek regulatory approval of IMBRUVICATM in approximately 50 additional territories.
Despite the FDA’s approval of IMBRUVICATM, we cannot assure you or predict with any certainty that any other foreign regulatory authority will grant marketing approval for IMBRUVICATM, or the expected timeframe of any such approval. The review and potential approval of IMBRUVICATM carries many risks and uncertainties, and our regulatory submissions outside of the United States may not be satisfactory to the applicable regulatory authorities, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We have made, and expect to make in the future, assumptions, estimations, calculations and decisions as part of our analyses of data and regulatory submissions, and the applicable regulatory authorities may not accept or agree with our assumptions, estimations, calculations, decisions or analyses or may interpret or weigh the importance of data differently.
Furthermore, as was the case with FDA approval, other regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of IMBRUVICATM. As with the FDA’s approval of IMBRUVICATM, regulatory authorities in other territories may condition IMBRUVICATM marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy, in either particular or general patient populations or both. The results of these studies, discovery of previously unknown issues involving safety or efficacy or failure to comply with post-approval regulatory requirements, including requirements with respect to manufacturing practices, reporting of adverse effects, advertising, promotion and marketing, may result in restrictions on the marketing of IMBRUVICATM or the withdrawal of IMBRUVICATM from the market.
We are subject to certain healthcare laws, regulation and enforcement that may impact the commercialization of IMBRUVICATM and our product candidates. Failure to comply with such laws, regulations and enforcement could subject us to significant fines and penalties and result in a material adverse effect on our results of operations and financial condition.
We are subject to several healthcare regulations and enforcement by the federal government and the states in which we conduct our business. These laws may impact, among other things, the viability of the corporation as a whole, and more specifically, the sales, marketing and education programs for IMBRUVICATM or any of our potential future product candidates that may be approved for commercial sale. The most significant healthcare laws, regulations and enforcement areas are as follows:

•
the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, "HIPAA"), as amended by the Health Information for Economic and Clinical Health Act of 2009 ("HITECH") which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•
the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•
federal False Claims Act which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•
the Federal Food, Drug, and Cosmetic Act, which, among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use, and regulates the distribution of drug samples;

•	the Foreign Corrupt Practices Act, which among other things, prohibits bribery of non-US government (i.e., foreign) officials;

•
the PhRMA Code on Interactions with Healthcare Professionals (codified into law in the California), which among other things, governs appropriate interactions between pharmaceutical manufacturers and healthcare professionals;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, District of Columbia, and Minnesota limiting the provision of and/or requiring reporting to state governments of gifts, compensation, and other remuneration to healthcare professionals. Moreover, Section 6002 of the Patient Protection and Affordable Care Act, or PPACA, includes new requirements for pharmaceuticals manufacturers, among others, to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA, including reporting any payment or “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year. Section 6002 of PPACA includes in its reporting requirements a broad range of transfers of value (such as, for example, consulting fees, charitable contributions, payments for research, and grants) and excludes a transfer of anything the value of which is less than $10, unless the aggregate amount of such transfers of value to a recipient exceeds $100 annually. On February 8, 2013, the Centers for Medicare and Medicaid Services, or CMS, released the final rule implementing Section 6002 of PPACA. Under the rule, drug manufacturers are required to track payments or transfers of value to recipients beginning on August 1, 2013, and annually report payments, transfers for value, and investments interests beginning on March 31, 2014. Under the rule, with our product approval on November 13, 2013 for MCL, we will commence data capture from May 12, 2014, 6 months from product registration, for reporting by March 31, 2015. Several states currently have similar laws and more states may enact similar legislation. Reporting and potential public disclosure of these expenses may make it more difficult to recruit physicians for assistance with activities that would be helpful to our business. Tracking and reporting the required expenses may result in considerable expense and additional resources.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.
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
We may need to adjust our business practices to comply with evolving health care fraud and abuse regulations, and our failure to comply with such laws could adversely affect our business, financial condition and results of operations.
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
Even though we have obtained approval to market IMBRUVICATM in the United States, we are subject to ongoing regulatory obligations and review, including post-approval requirements that could result in the withdrawal of IMBRUVICATM from the market.
IMBRUVICATM was approved for treating patients with MCL and for patients with CLL, who in each case have received at least one prior therapy under the FDA’s priority review program, which provides for an expedited review for drugs that may offer significant improvement in treatment or provide treatment where no satisfactory alternative therapy exists. Even though we have obtained approval to market IMBRUVICATM in the United States, we are subject to extensive ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA. There may also be additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize IMBRUVICATM in the United States or potentially other jurisdictions.
We and the manufacturers of IMBRUVICATM are also required to comply with cGMP regulations which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture IMBRUVICATM. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with IMBRUVICATM, including adverse events of unanticipated severity or frequency, or problems with the facilities where IMBRUVICATM is manufactured, may result in restrictions on the marketing of IMBRUVICATM, up to and including withdrawal of IMBRUVICATM from the market. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•	issuance of Form 483 notices or Warning Letters by the FDA or other regulatory agencies;

•	imposition of fines and other civil penalties;

•	criminal prosecutions;

•	injunctions, suspensions or revocations of regulatory approvals;

•	suspension of any ongoing clinical trials;

•	total or partial suspension of manufacturing;

•	delays in commercialization;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us;

•	refusals to permit drugs to be imported into or exported from the United States;

•	restrictions on operations, including costly new manufacturing requirements; and

•	product recalls or seizures.
The policies of the FDA and other regulatory agencies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of IMBRUVICATM in other indications or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we or Janssen might not be permitted to market IMBRUVICATM and our business would suffer.
If any promotional activities that we undertake fail to comply with the regulations and guidelines of the FDA and applicable foreign regulatory agencies, we may be subject to warnings or enforcement actions that could harm our business.
Physicians may prescribe drugs for uses that are not described in the drug’s labeling or for uses that differ from those tested in clinical studies and approved by the FDA or foreign regulatory authorities. Regulatory authorities generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications on the subject of off-label use. Companies cannot actively promote approved drugs for off-label uses but may in some jurisdictions and under specified conditions disseminate articles published in peer-reviewed journals that discuss off-label uses of approved products to physicians. To the extent allowed, we may in the future disseminate peer-reviewed articles on our products to physicians. If our promotional activities for IMBRUVICATM and any other potential future product candidate for which we may receive regulatory approval fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement by, these authorities.
Our failure to establish, manage and maintain a distribution network could delay or compromise the commercialization of IMBRUVICATM.
We do not have the infrastructure necessary for distributing IMBRUVICATM to patients. We have contracted with a third-party logistics company to warehouse IMBRUVICATM and distribute it to wholesalers, distributors, pharmacies, hospitals, and other drug suppliers that ultimately distribute IMBRUVICATM directly to patients. Our third-party logistics company will also provide billing, collection and returns services. This distribution network requires significant coordination with our sales and marketing, finance, regulatory and medical affairs teams.
Failure to maintain our contracts with our third-party logistics company, wholesalers, distributors, pharmacies, hospitals or other drug suppliers, or the inability or failure of any of them to adequately perform under the contracts, could negatively impact the distribution of IMBRUVICATM. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product revenue. If we are unable to effectively establish and manage the distribution process, sales of IMBRUVICATM could be severely compromised and our business, financial condition and results of operations would be harmed.
We may need substantial additional financing and we may have difficulty raising needed capital in the future.
We have expended and will continue to expend substantial funds for the commercialization, manufacturing, marketing and sales of IMBRUVICATM and to complete the research, development and clinical testing of investigational uses of IMBRUVICATM and additional products. We may be unable to entirely fund these efforts with our current financial resources. We may also raise from time to time additional funds through the public or private sale of securities, bank debt, collaborations or otherwise. If we are unable to secure additional funds, whether through additional partnership collaborations, bank debt financings, or sale of our securities, we may have to delay, reduce the scope of or discontinue one or more of our product development programs. Based upon the current status of our product development plans, we believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next twelve months. We may, however, choose to raise additional funds before then. Our actual capital requirements will depend on many factors, including:

•	the level of sales of IMBRUVICATM;

•	the timing of marketing authorization of any of our additional products granted by the FDA or other regulatory authority;

•	the timing of market launch of any of our additional products after grant of marketing authorization by the FDA or other regulatory agency;

•	the speed of market uptake and the timing and extent of demand for any of our additional products after grant of marketing authorization by the FDA or other regulatory agency;

•	continued progress of our research and development programs;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory approval;

•	our ability to establish and maintain collaborative arrangements with third parties;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the amount and timing of capital equipment purchases; and

•	competing technological and market developments.
We also expect to raise any necessary additional funds through the public or private sale of securities, bank debt financings, collaborative arrangements with corporate partners or other sources that may be highly dilutive, or otherwise disadvantageous, to existing stockholders or subject us to restrictive covenants. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, such arrangements may require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves. Additional funds may not be available on acceptable terms, if at all. Our failure to raise capital when needed and on acceptable terms may require us to reduce our costs and expenses, delay or reduce the scope of or eliminate one or more of our research or development programs and would limit our ability to respond to competitive pressures or unanticipated requirements and to continue operations. Any one of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business.
The manufacture and marketing of our products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA approval to market a product, we are required to demonstrate to the satisfaction of the FDA that the product is safe and effective for the patient population and for the diseases that will be treated. Clinical trials, and the manufacturing and marketing of products, are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years to accomplish and require the expenditure of substantial resources. Data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals.
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
The FDA granted approval for IMBRUVICATM for the treatment of patients with MCL and for the treatment of patients with CLL, who in each case have received at least one prior therapy. The regulatory approval is limited in that patients with MCL/CLL who in each case have not received any prior therapy, or treatment-naïve patients, are not included in the approved indication for IMBRUVICATM. This limitation prevents us and Janssen from marketing IMBRUVICATM for the treatment of any such treatment-naïve patients. Any future regulatory approval that we receive for a product candidate may also be subject to limitations on the indicated uses for which the product may be marketed. In addition, extensive requirements apply to the labeling, packaging, adverse event reporting, storage, advertising and promotion of IMBRUVICATM and any future product candidates that may receive approval from the FDA and/or foreign regulatory agencies. We and the manufacturers of our product candidates must also comply with the applicable FDA Good Manufacturing Practice ("GMP") regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must achieve an acceptable inspection outcome before they can be used in commercial manufacturing of our products. We or our present or future suppliers may be unable to comply with the applicable GMP regulations and other FDA regulatory requirements. Failure of our suppliers to follow current GMP practice or other regulatory requirements may lead to significant delays in the availability of products for commercial or clinical use and could subject us to fines, injunctions and civil penalties.
Although Breakthrough Therapy Designations for IMBRUVICATM monotherapy for the treatment of patients with relapsed or refractory MCL, IMBRUVICATM monotherapy for the treatment of patients with Waldenström's macroglobulinemia (WM), and IMBRUVICATM monotherapy for the treatment of patients with CLL/SLL characterized by deletion of the short arm of chromosome 17 (deletion 17p) were previously granted, and although FDA subsequently granted a marketing approval for IMBRUVICATM in the treatment of MCL and in the treatment of CLL, there is no guarantee that the Breakthrough Therapy Designation for the WM indication or the CLL/SLL with deletion 17P indication or any other potential indications for IMBRUVICATM will lead to a faster development or regulatory review or approval process or increase the likelihood that IMBRUVICATM will receive marketing approval for the WM indication, the CLL/SLL with deletion 17P indication or any other potential indications.
If a drug is intended for the treatment of a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development, the FDA may grant a Breakthrough Therapy Designation.  Marketing applications filed with the FDA by sponsors of products with a Breakthrough Therapy Designation are intended to facilitate the development, and expedite the review of such drugs, but the Breakthrough Therapy Designation does not assure any such qualification or ultimate marketing approval by the FDA. The previous receipt of a Breakthrough Therapy Designation for the development of IMBRUVICATM monotherapy for the treatment of patients with MCL, IMBRUVICATM monotherapy for the treatment of patients with WM, and IMBRUVICATM monotherapy for the treatment of patients with CLL/SLL characterized by deletion of the short arm of chromosome 17 (deletion 17p) and the FDA’s subsequent grant of marketing approval of IMBRUVICATM for the treatment of patients with MCL or for the treatment of patients with CLL, who in each case have received at least one prior therapy, neither guarantees that the Breakthrough Therapy Designation for the WM indication or the CLL/SLL with deletion 17P indication will result in a faster development process, review or approval for such indications nor increases the likelihood that IMBRUVICATM will be granted marketing approval for the WM indication or the CLL/SLL with deletion 17P indication. Likewise, any future Breakthrough Therapy Designation for any other potential indication of IMBRUVICATM neither guarantees a faster development process, review or approval nor improves the likelihood of the grant of marketing approval by FDA for any such potential indication of IMBRUVICATM compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any Breakthrough Therapy Designation at any time. We may seek a Breakthrough Therapy Designation for other of our product candidates, but the FDA may not grant this status to any of our proposed product candidates.
If we are unable to successfully develop and test our drug candidates, we may not be successful.
The success of our business depends primarily upon our ability, and the ability of our collaborators, if any, to develop and commercialize our drug candidates, including IMBRUVICATM for indications other than those approved by the FDA, successfully. Our drug candidates are in various stages of development and must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA or comparable foreign regulatory authorities for sale. To satisfy these standards, we and/or our collaborators must allocate resources among our various development programs and must engage in expensive and lengthy testing of our drug candidates. Despite our efforts, our drug candidates may:

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
The strength of our pipeline of drug candidates and potential drug candidates will depend in large part upon the outcomes of our ongoing and planned Phase II and Phase III clinical trials. Findings, including toxicology findings, in nonclinical studies conducted concurrently with clinical trials as well as results of our clinical trials could lead to abrupt changes in our development activities, including the possible cessation of development activities associated with a particular drug candidate or program, including development of IMBRUVICATM for indications other than those approved by the FDA. Furthermore, results from our clinical trials may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval of a drug candidate.
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
Our ability to develop and commercialize any of our drug candidates or products may be adversely impacted by any serious adverse events that patients may experience when treated with our drug candidate or product. The initial safety profile of IMBRUVICATM is established with very limited patient safety data with the US approval. No contraindication has been identified to date. Adverse events included hemorrhage, infection, myelosuppression (blood cells decreases), renal failure, second primary malignancies and atrial fibrillation were reported. Severe bleeding events, including such events affecting the gastrointestinal tract or the central nervous system, have been reported in patients exposed to IMBRUVICATM. Common infection includes upper respiratory infection and pneumonia. For myelosuppression, low white counts, low red cell counts and low platelet counts have been reported. Other primary malignancies, including skin cancers and other cancers have also been reported in patients exposed to IMBRUVICATM. Renal failure has also been reported with patients in MCL. Cardiac arrhythmia such as atrial fibrillation has been reported. Limited safety data is available with these initial open label clinical trials and all of the AE are included regardless if they are related to the drug or not. Although we have a monitoring plan in place should these events occur and although they are generally managed by withdrawal of IMBRUVICATM therapy, we cannot guarantee that events or the occurrence of new unexpected serious safety signal will not cause us to cease development of IMBRUVICATM or withdraw the product from the market following any grant of marketing authorization by the FDA or other regulatory authority.
We may not be successful in developing and obtaining regulatory approval for IMBRUVICATM in other indications and we cannot be certain that any of our products under development will be commercialized.
In addition to successfully launching IMBRUVICATM for patients with MCL and CLL, who in each case have received at least one prior therapy, to achieve sustained profitability, we must successfully develop and obtain regulatory approval of IMBRUVICATM in other indications. Likewise, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute the other products we have under development. The time frame necessary to achieve these goals for any individual product is long and uncertain. Before we can sell any of our products under development, we must demonstrate to the satisfaction of the FDA and regulatory authorities in foreign markets through the submission of nonclinical (animal) studies and clinical (human) trials that each product is safe and effective for human use for each targeted disease. We have conducted and plan to continue to conduct extensive and costly clinical trials to assess the safety and effectiveness of our potential products. We cannot be certain that we will be permitted to begin or continue our planned clinical trials for our potential products, or if permitted, that our potential products will prove to be safe and produce their intended effects.
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
We have incurred significant operating losses since our inception in 1991 and we expect to continue to incur substantial additional operating losses until such time, if ever, as the sale of IMBRUVICATM or the commercialization of our products generates sufficient revenue to cover our expenses. The FDA approved IMBRUVICATM for the treatment of patients with MCL and for the treatment of patients with CLL, who in each case have received at least one prior therapy, in the United States. We commercially launched IMBRUVICATM on November 13, 2013 for MCL and on February 12, 2014 for CLL. In connection with the commercial launch of IMBRUVICATM and the NDA filing, we incurred substantial expenses.
We began generating commercial product revenue during the year ended December 31, 2013, however the commercial product revenue generated to date is not sufficient to cover our expenses. Our sustaining profitability depends upon our ability, alone or with others, to successfully commercialize IMBRUVICATM for the treatment of patients with MCL and CLL, who in each case have received at least one prior therapy, to successfully complete the development of our product candidates including IMBRUVICATM for other indications, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products.
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
We have a number of patents and patent applications related to our compounds but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will issue as patents. Even if patents are issued and maintained, these patents may not be of adequate scope to benefit us, or may be held invalid and unenforceable against third parties. In addition, if we breach our agreements with our licensors and do not cure such breaches, we may lose rights under patents and other intellectual property licensed to us. Moreover, if our agreement with Celera is terminated by

Celera under certain circumstances, our rights in our intellectual property acquired from Celera, including that related to IMBRUVICATM, would revert to Celera and we would lose our right to commercialize such intellectual property.
We face risks and uncertainties related to our intellectual property rights. For example:

•	we may be unable to obtain or maintain patent or other intellectual property protection for any products or processes that we may develop;

•
third parties may obtain patents covering the manufacture, use or sale of these products, which may prevent us from commercializing IMBRUVICATM or any of our products under development globally or in certain regions; and

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
If we infringe the patents of others, we may be prevented from commercializing future products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. We own patents that claim the active pharmaceutical ingredient of IMBRUVICATM as a chemical entity. However, the existence of issued patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to patents which they may use to prevent or attempt to prevent us from commercializing IMBRUVICATM or any of our patented product candidates. If these other parties are successful in obtaining valid and enforceable patents, and establishing our infringement of those patents, we could be prevented from selling IMBRUVICATM or any of our other products unless we were able to obtain a license under such patents. If any license is needed it may not be available on commercially reasonable terms or at all. For example, we are aware of a third party patent application that contains claims covering a method of treating malignancies using a certain class of compounds that may encompass certain of our products, including IMBRUVICATM. In the event that such claims are included in a patent granted on such patent application, we could be prevented from commercializing any such products for the treatment of malignancies unless we obtain sufficient rights under such patent from the patent owner or successfully challenge the validity and/or enforceability of such patent. Patents in the United States issue with a presumption of validity and enforceability and, therefore, there can be no assurance that any such challenge would be successful.
Furthermore, we use significant proprietary technology and rely on unpatented trade secrets and proprietary know-how to protect certain aspects of our production and other technologies. Our trade secrets may become known or independently discovered by our competitors.
We are dependent on our collaboration agreement with Janssen to further develop and commercialize IMBRUVICATM globally. The failure to maintain this agreement or the failure of Janssen to perform its obligations under this agreement, could negatively impact our business.

Pursuant to the terms of our collaboration and licensing agreement with Janssen, we granted Janssen a license to co-develop (with us) IMBRUVICATM, our BTK Inhibitor, globally, to co-commercialize it (with us) in the United States, and to exclusively commercialize it outside of the United States, in each case for all non-immunology related indications. Under a global development plan, each party will be responsible for conducting certain clinical trials. The collaboration and license agreement includes a cost sharing arrangement for associated development activities. Except in certain cases, in general Janssen is responsible for approximately 60% of development costs and we are responsible for the remaining 40% of development costs. The agreement also provides that pre-tax profits or pre-tax losses from the commercialization of any products resulting from the collaboration are shared 50% by us and 50% by Janssen.
The collaboration with Janssen provides us with an annual cap of our share of collaboration costs and pre-tax commercialization losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement. In the event that our share of aggregate development costs in any given calendar year, together with any other amounts that become due from us, plus our share of pre-tax loss (if any) for any calendar quarter in such calendar year, less our share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the "Excess Amounts") are funded by Janssen. Under the Agreement, total Excess Amounts plus interest may not exceed $225,000,000. As of December 31, 2013, total Excess Amounts of $134,968,000 (which comprises the cumulative amount funded by Janssen to-date of $134,261,000 and interest of $707,000) would become payable once we reach a third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from our share of pre-tax profits (if any) after the third profitable calendar quarter for the product. We cannot reasonably predict the amount and timing of potential future commitments under the Janssen collaboration and license agreement, including Excess Amounts, as the payments are contingent upon future events. See Note 5 to the consolidated financial statements for more information about our collaboration and licensing agreement with Janssen.
We have limited control over the development or commercialization costs incurred by Janssen, and limited control over the implementation of development and commercial activities performed by them. Our costs and revenue are therefore tied to efforts made by ourselves and Janssen in developing and marketing our product. We have limited control over the amount of time and effort Janssen will devote to the development, manufacturing and commercialization of IMBRUVICATM, and very limited control over the manner in which Janssen conducts its business with regard to obtaining regulatory and other approvals and commercializing the product, especially outside the United States. Accordingly, our revenue and financial position may be adversely affected if Janssen does not dedicate sufficient time to the development and commercialization of IMBRUVICATM, fails to obtain regulatory approvals, or otherwise fails to comply with its obligations under the agreement.
We are subject to a number of other risks associated with our dependence on our collaboration and license agreement with Janssen, including:

•	We and Janssen could disagree as to future development plans and Janssen may delay future clinical trials or stop a future clinical trial;

•
There may be disputes between us and Janssen, including disagreements regarding the collaboration and license agreement, that may result in (1) the delay of or failure to achieve regulatory and commercial objectives that would result in additional milestone or profit share payments, (2) the delay or termination of any future development or commercialization of IMBRUVICATM, and/or (3) costly litigation or arbitration that diverts our management's attention and resources;

•
Janssen may not provide us with timely and accurate information regarding supply forecasts, which could adversely impact our ability to comply with our supply obligations to Janssen and manage our own inventory of IMBRUVICATM, as well as our ability to generate accurate financial forecasts;

•	Business combinations or significant changes in Janssen's business strategy may adversely affect Janssen's ability or willingness to perform its obligations under our collaboration agreement;

•
If Janssen is unsuccessful in performing clinical trials, or in obtaining regulatory approvals for or commercializing IMBRUVICATM outside the U.S., we may not receive certain additional milestone payments or any profit payments under the collaboration and license agreement and our business prospects and financial results may be materially harmed;

•
Janssen may not comply with applicable regulatory requirements or guidelines with respect to developing or commercializing IMBRUVICATM, which could adversely impact future development or sales of IMBRUVICATM globally.

The collaboration and license agreement is subject to early termination, including through Janssen's right to terminate without cause upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization of IMBRUVICATM on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of IMBRUVICATM on our own.

If our collaboration is unsuccessful or is terminated by Janssen, we might not effectively develop and market IMBRUVICATM.
Integral to the success of our collaboration with Janssen is our ability to timely achieve certain milestones and obtain regulatory approvals. Our collaboration with Janssen may be unsuccessful. Under the terms of our agreement, Janssen may terminate its agreement with us without cause and upon short notice. Termination of our agreement would hinder our efforts to effectively develop and commercialize IMBRUVICATM. There could be a delay in getting our product to market. Such delay could likely result in higher costs for us and could adversely affect any progress we have made in clinical trials.
We may have difficulty finding another collaboration partner on favorable terms if Janssen terminates our agreement. We might not be able to raise capital on our own.
We rely heavily on third parties for research, pre-clinical development and clinical development of our products.
We currently depend heavily and will continue to depend heavily in the future on third parties for support in research, pre-clinical development and clinical development of our products. The termination of a significant number of our existing collaborative arrangements, or our inability to establish and maintain collaborative arrangements could have a material adverse effect on our ability to complete clinical development of our products. Given our limited resources, it may be necessary to establish partnerships with other pharmaceutical companies that have greater financial and technical resources in order to successfully develop and commercialize our products. Although we have entered into a global strategic alliance with Servier related to the research, development, and commercialization of abexinostat (formerly known as PCI-24781), there is no assurance that any additional collaborations can be entered into, and if entered into, such collaborations may require us to relinquish product rights that could affect the financial success of these products.
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
We lack the resources, capability and experience necessary to manufacture pharmaceuticals for clinical development or for commercial sale and thus rely heavily upon contract manufacturers.
We have no manufacturing facilities and we currently rely on third parties for manufacturing and storage activities related to the manufacture of pharmaceuticals for our clinical trials or for commercial sale of IMBRUVICATM. Our manufacturing strategy presents the following risks:

•
delays in scale-up to quantities needed for multiple clinical trials, or failure to manufacture such quantities to our specifications, or deliver such quantities on the dates we require, could cause delay or suspension of clinical trials, regulatory submissions and commercialization of our products;

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
If we are unable to maintain or enter into agreements with suppliers or our suppliers fail to supply us with the active pharmaceutical ingredients, or APIs, for our drugs, we may experience delays in commercializing our drugs.
We currently have supply agreements for PCI-32765, the API used in IMBRUVICATM. We cannot guarantee that we will be successful in maintaining these supply agreements or obtaining new supply agreements on reasonable terms or at all or that we will be able to obtain or maintain the necessary regulatory approvals for these suppliers in a timely manner or at all.
We anticipate that we will rely on a single manufacturing and supply chain for IMBRUVICATM for the foreseeable future. Any production shortfall on the part of our suppliers that impairs the supply of IMBRUVICATM could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain a sufficient quantity of this compound, there could be a substantial delay in successfully developing a second source of supply. An inability to continue to source product from our only manufacturing and supply chain, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for IMBRUVICATM, which could adversely affect our product sales and operating results materially, which could significantly harm our business.
We rely on sole source suppliers and face risk of harm caused by hazardous materials used in the manufacturing of our products.
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
The FDA approved IMBRUVICATM for the treatment of patients with MCL on November 13, 2013 and for the treatment of patients with CLL on February 12, 2014, who in each case have received at least one prior therapy. Prior to the approval, we hired and trained sales representatives for our U.S. territories. While we believe our Sales and Marketing organizations have the technical expertise and experience that will be required for the marketing of IMBRUVICATM in the U.S., we have not previously operated a sales and marketing organization. We have and will incur substantial additional expenses in developing, training and managing such an organization. The cost of developing, training and managing our sales force may exceed any product revenue. In addition, our own marketing and sales efforts may be unsuccessful. We compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against those of such other companies. Although we have a co-promotion and licensing arrangement with our partner Janssen for the marketing of IMBRUVICATM in the U.S., this relationship may fail to increase the commercial success of IMBRUVICATM. If Janssen terminates its relationship with us, we may decide to enter into a co-promotion or other licensing arrangement with another large pharmaceutical or biotechnology firm in order to commercialize IMBRUVICATM. To the extent we rely on our existing co-promotion and licensing arrangement with our partner Janssen or enter into a co-promotion or other licensing agreement with another large pharmaceutical or biotechnology firm, some or all of the revenues we receive will depend upon the efforts of third parties, which may not be successful and may not be within our control. If we are unable to retain our existing co-promotion and licensing arrangement with our partner Janssen or we are unable to enter into a co-promotion or other licensing agreement with another large pharmaceutical or biotechnology firm on acceptable terms or at all, we may not be able to successfully commercialize IMBRUVICATM or our future product candidates. If we are not successful in commercializing IMBRUVICATM or our future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant losses or become unable to continue the operation of our business.
If we lose or are unable to hire and retain qualified personnel, then we may not be able to develop our products or processes and obtain the required regulatory approvals.
We are highly dependent on qualified scientific and management personnel. We will need to expand and effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing product and for existing and future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified management and personnel with sales, marketing, medical affairs, regulatory, manufacturing, pre-clinical and clinical experience. We will need to hire additional personnel as we continue to expand our research and development, partnering activities and commercialization efforts.
We face intense competition from other companies and research and academic institutions for qualified personnel. We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco, California area. We are highly dependent on our senior executives. If any of our senior executives were to terminate his or her position with us, or we were to lose an additional senior executive officer, any of our senior scientists, a manager of one of our programs, or a significant number of any of our staff or we are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes, raise additional capital or implement our business strategy may be adversely affected or rendered impractical and our business may be harmed as a result.
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
Forecasting sales of IMBRUVICATM may be difficult and revenue recognition may be deferred. If our revenue projections are inaccurate or revenue is deferred and our business forecasting and planning decisions are not reflected in our actual results, our business may be harmed and our future prospects may be adversely affected.
Our management must make forecasting decisions regarding future revenue in the course of business planning despite the uncertainty of revenue projection. Our actual results of operations may deviate materially from projected results. This may lead to inefficiencies and increased difficulties in operational planning. If our revenues from IMBRUVICATM sales are lower than we anticipate or revenue is deferred, we will incur costs in the short term that will result in losses that are unavoidable. A shortfall in our revenue would have a direct impact on our cash flow and on our business generally. In addition, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock.
We may have exposure to greater than anticipated tax liabilities.

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, are subject to interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements and our positions that defer or avoid the recognition of revenue from and taxation of intercompany technology transfer transactions, which could increase our worldwide effective tax rate and harm our financial position and results of operations. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. We are subject to regular review and audit by both U.S. federal and state and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
All of our revenues and the majority of our expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. We conduct some transactions in foreign currencies, primarily related to ex-U.S. clinical trial and manufacturing activities, and we expect to continue to do so. We have not entered into any agreements or transactions for currency exchange to hedge the risk associated with potential fluctuations in currencies; accordingly, we are subject to foreign currency exchange risk related to these ex-U.S. clinical trial and manufacturing activities. While we may enter into hedge or other agreements in the future to actively manage this risk, we do not believe this risk is material to our financial statements.
We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.
Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these or other claims. If we fail in defending such claims, in addition to paying monetary damages, we may face injunctions that restrict or preclude our access to important markets, intellectual property, or personnel. Any restriction or loss of access to markets, intellectual property, research personnel or work product that are key to our operations could hamper or negate our ability to commercialize our existing product or certain potential drugs, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
We may be subject to damages or injunctions resulting from employment discrimination or harassment claims that our employees or former employees bring against us.
Although we have developed and implemented a program for compliance with federal and state civil rights laws and employment laws, including laws prohibiting any harassment or discrimination in the hiring, promotion, firing, or treatment of employees on the basis of age, race, color, ancestry, national origin, disability, medical condition, marital status, sexual orientation, gender, gender identity, religious denomination, pregnancy status, other classification, or any retaliation against employees for engaging in protected activity, we cannot guarantee that our compliance program will be sufficient or effective, that our employees will comply with our policies, that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability with respect to any employment discrimination, harassment or retaliation claim our employees may bring against us, including any claim under the federal Civil Rights Act of 1964 and 1991 (as amended), the California Fair Employment and Housing Act ("FEHA"), as amended, Section 1981 of the Civil Rights Acts of 1866, the federal Age Discrimination in Employment Act of 1967 (as amended) ("ADEA"), the Older Workers Benefits Protection Act, the Employee Retirement Income and Securities Act ("ERISA", the Family and Medical Leave Act ("FMLA"), the California Family Rights Act ("CFRA"), the federal Americans with Disabilities Act of 1990 ("ADA"), the Lilly Ledbetter Fair Pay Act, the Immigration Reform and Control Act of 1986, the Equal Pay Act of 1963, as amended, California Business and Professions Code 17200, any and all protections pursuant to California's Labor Code or the Fair Labor Standards Act (“FLSA”), Section 806 of the Sarbanes Oxley Act of 2002, and any federal or state constitutional rights and protections. Discrimination, harassment or retaliation claims brought by employees or former employees against their employers or former employers have increased substantially in recent years. In addition, the enactment of new federal and state laws, the amendment of existing federal and state laws, and the interpretation of existing or future laws by court decision could further expand the grounds on which employees and former employees may pursue claims of employment discrimination, harassment or retaliation. We cannot adequately predict whether our compliance program will effectively protect us from liability under present or future federal or state laws against employment discrimination, harassment or retaliation. If one or more of our employees brings a claim of employment discrimination, harassment or retaliation against us and if we are found liable for damages and/or an injunction is imposed on us or we agree to pay damages and/or accept an injunction in settlement of the claim, the payment of the damages amount or the curtailment of our activities consequent to the injunction could have a material adverse effect on our financial condition and impair or prevent us from continuing our business.
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
We invest funds in excess of those needed for working capital and costs and expenses in marketable securities which may include corporate notes, certificates of deposit, government securities and other financial instruments. Significant declines in the value of these investments due to the operating performance of the companies we invest in or general economic or market conditions may result in the recognition of realized or impairment losses which could be material.

We may need to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements.
As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements. While we were able to complete an unqualified assessment as to the adequacy of our internal control over financial reporting as of December 31, 2013, there is no assurance that future assessments of the adequacy of our internal control over financial reporting will be unqualified. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.
Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.
The development, manufacturing, pricing, sales, coverage and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have developed and implemented a corporate compliance program, which adheres to: (1) the requirements set forth by the OIG in OIG’s Compliance Program Guidance for Pharmaceutical Manufacturers, as codified into law in California, (2) the PhRMA Code on Interactions with Healthcare Professionals as codified into law in California, and (3) other applicable healthcare compliance laws and regulations, and is largely based on what we believe are the current pharmaceutical industry best practices, we cannot provide any assurance that governmental authorities will find that our business practices comply with current or future administrative or judicial interpretations of potentially applicable laws and regulations. If we fail to comply with any of these laws and regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, disqualification or debarment from participation in federally-funded health care programs or other sanctions or litigation, any of which events may have a significant adverse impact on our business.
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
The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the period beginning January 1, 2011 and ending December 31, 2013, the sales price for one share of our common stock reached a high closing price of $139.89 per share and a low closing price of $4.88 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

•	the commercial success of IMBRUVICATM and the revenues we generate;

•	the progress and results of our preclinical testing, clinical trials, product development and partnering activities;

•	quarterly fluctuations in our financial results;

•	the development of technological innovations or new therapeutic products by us, our competitors or others;

•	changes in governmental regulation;

•	the success or failure of our efforts to obtain marketing authorization for any of our products from the FDA or other regulatory authority;

•	our ability to satisfy regulatory requirements for the maintenance of any marketing authorization granted by FDA or other regulatory authority for any of our products;

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
The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of IMBRUVICATM and any of our additional products even if commercialized. The diseases for which we are developing our therapeutic products can also be treated, in the case of cancer, by surgery, radiation, biologics and chemotherapy. These treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for widespread acceptance of IMBRUVICATM and any of our additional products even if commercialized. We may be unable to demonstrate any pharmacoeconomic advantage for our products compared to established or standard-of-care therapies for our target patient populations. In addition, many of our target patient populations can present with indolent, or slowly progressing, disease. It may be difficult for us to show that treatment with our products provides a significant improvement in clinical outcome compared to the avoidance of treatment, or watching for the progression of disease, in such patients. Payers may decide that the potential improvement our products provide to clinical outcomes in our target patient populations is not adequate to justify the costs of treatment with our products. If payers do not view our products as offering a better balance between clinical benefit and treatment cost compared to standard-of-care therapies, the profitability of our products may be severely reduced.
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
Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of medical services and products, may result in inadequate coverage of and reimbursement for our products. Many third-party payers, including in particular HMOs, are pursuing various ways to reduce pharmaceutical costs, including, for instance, the use of formularies. The market for our products depends on access to such formularies, which are lists of medications for which third-party payers provide reimbursement. These formularies are increasingly restricted, and pharmaceutical companies face significant competition in their efforts to place and obtained preferred positioning for their products on formularies of HMOs and other third-party payers. This increased competition has led to a downward pricing pressure in the industry. The cost containment measures that third-party payers are instituting could have a material adverse effect on our ability to operate profitably.
Our business exposes us to product liability claims.
The testing, manufacture, marketing and sale of our products involve an inherent risk that product liability claims will be asserted against us. We face the risk that the use of our products when sold to patients and when used in human clinical trials will result in adverse effects. IMBRUVICATM is currently marked, and if we complete clinical testing for our additional products and receive regulatory approval to market such additional products, we will mark our additional products, with warnings that identify the known potential adverse effects and the patients who should not receive our product. We cannot ensure that physicians and patients will comply with these warnings. In addition, unexpected adverse effects may occur even with use of our products that have received approval for commercial sale. Although we are insured against such risks in connection with clinical trials and commercial activities, our present product liability insurance may be inadequate. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our pharmaceutical products. A product liability claim or recall would have a material adverse effect on our reputation, business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 2.    Properties
As of December 31, 2013, the Company leases a total of 132,176 square feet for its corporate headquarters in Sunnyvale, California. Of this total space, 79,776 square feet are leased under an operating lease that expires in November 2017, with an option to extend the lease term for an additional five years. The remaining 52,400 square feet, of which 32,000 square feet represents additional space that the Company exercised an option to lease during the year ended December 31, 2013, is leased under an operating lease which expires in February 2023 and has an option to extend the lease term for an additional five years. In addition, during the year ended December 31, 2013, the Company entered into an agreement to lease approximately 7,500 square feet for its Pharmacyclics Switzerland GmbH office under an agreement that expires in May 2015. During the year ended December 31, 2013, the Company entered into an agreement to lease 7,000 square feet of office space in South San Francisco, California under an operating lease which expires in September 2014.
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

	HIGH	LOW
FISCAL YEAR ENDED December 31, 2013
First Quarter	$94.20	$61.43
Second Quarter	91.64	72.51
Third Quarter	138.26	84.50
Fourth Quarter	139.89	99.28

Six Months Ended December 31, 2012	$69.80	$47.87
Three Months Ended September 30, 2012	69.80	49.35
Three Months Ended December 31, 2012	69.78	47.87

FISCAL YEAR ENDED June 30, 2012
First Quarter	$12.81	$9.04
Second Quarter	15.63	11.10
Third Quarter	28.68	14.99
Fourth Quarter	54.61	25.33
FISCAL YEAR ENDED June 30, 2011
First Quarter	$8.42	$6.36
Second Quarter	8.22	5.29
Third Quarter	6.52	4.88
Fourth Quarter	10.63	5.66
 As of February 18, 2014, there were 82 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.
Performance Graph (1)
The following graph compares our total stockholder returns for the past 5 years to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index.  The total return for each index assumes the reinvestment of all dividends, if any, paid by companies included in these indices.
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

(2)	Shows the cumulative return on investment assuming an investment of $100 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index at December 31, 2008.
Sales of Unregistered Securities
Not Applicable.
Stock Repurchases during the three months ended December 31, 2013
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
The following table sets forth selected historical financial data for the year ended December 31, 2013, six-month transition period ended December 31, 2012 and the previous four fiscal years. The financial data presented below is derived from our audited consolidated financial statements and should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere herein.

Selected Consolidated Financial Data
(in thousands, except share and per share data)

Statement of Operations Data:

	Year Ended	Six Months Ended	Years Ended June 30,
	December 31, 2013	December 31, 2012	2012	2011	2010	2009
Revenue:
License and milestone revenue (1)	$235,000	$155,000	$77,605	$4,355	$6,645	$—
Product revenue, net	13,573	—	—	—	—	—
Collaboration services revenue (1)	11,596	5,658	4,385	3,878	2,662	—
Total revenue	260,169	160,658	81,990	8,233	9,307	—
Costs and expenses (2):
Cost of goods sold	3,501	—	—	—	—	—
Research and development	170,865	46,639	54,537	34,482	17,358	13,954
Less: Excess Amounts related to Research and development (3)	(85,732)	(17,306)	—	—	—	—
Research and development, net	85,133	29,333	54,537	34,482	17,358	13,954
Selling, general and administrative	104,016	12,093	15,575	9,125	7,561	8,474
Less: Excess Amounts related to Selling, general and administrative (3)	(30,405)	(819)	—	—	—	—
Selling, general and administrative, net	73,611	11,274	15,575	9,125	7,561	8,474
Total costs and expenses	162,245	40,607	70,112	43,607	24,919	22,428
Income (loss) from operations	97,924	120,051	11,878	(35,374)	(15,612)	(22,428)
Interest income	341	137	178	169	81	137
Other income (expense), net	(129)	(8)	(31)	2	(43)	(606)
Income (loss) before income taxes	98,136	120,180	12,025	(35,203)	(15,574)	(22,897)
Income tax provision (benefit)	31,126	2,647	39	—	(550)	550
Net income (loss)	$67,010	$117,533	$11,986	$(35,203)	$(15,024)	$(23,447)
Net income (loss) per share (4):
Basic	$0.92	$1.69	$0.17	$(0.59)	$(0.31)	$(0.88)
Diluted	$0.87	$1.58	$0.17	$(0.59)	$(0.31)	$(0.88)
Weighted average shares used to compute net income (loss) per share:
Basic	72,777	69,676	68,728	59,973	48,344	26,570
Diluted	77,083	74,408	72,617	59,973	48,344	26,570

Balance Sheet Data:
			As of June 30,
	December 31, 2013	December 31, 2012	2012	2011	2010	2009
Cash, cash equivalents and marketable securities (5)	$635,628	$317,114	$203,607	$112,329	$74,149	$16,326
Total assets	768,751	355,129	219,120	116,352	76,820	18,301
Deferred revenue	59,606	70,701	75,378	7,000	6,099	11,628
Total liabilities	141,128	92,603	86,997	14,678	10,059	20,042
Accumulated deficit	(216,596)	(283,606)	(401,139)	(413,125)	(377,922)	(362,898)
Total stockholders' equity (deficit)	627,623	262,526	132,123	101,674	66,761	(1,741)

(1) See Note 5 to the consolidated financial statements for a discussion of our collaboration and license agreements.
(2) See Note 8 to the consolidated financial statements for a description of share-based compensation included in Costs and expenses for the for the year ended December 31, 2013, the six months ended December 31, 2012 and for the fiscal years ended June 30, 2012 and 2011.

(3) See Note 5 to the consolidated financial statements for a description of Excess Amounts which are included as a reduction to costs and expenses for the year ended December 31, 2013 and the six months ended December 31, 2012.

(4) See Note 12 to the consolidated financial statements for a description of the computation of basic and diluted net income (loss) per share.
(5) See Note 8 to the consolidated financial statements for a description of the public offering completed during the year ended December 31, 2013 and equity financings completed during fiscal years ended June 30, 2011 and 2010.

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
Company Overview
We are focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. Our mission and goal is: To build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs. To identify and control promising product candidates based on scientific development and administrational expertise, develop our products in a rapid, cost-efficient manner and to pursue commercialization and/or development partners when and where appropriate. We exist to make a difference for the better and these are important times to do just that.
On November 13, 2013, the U.S. Food and Drug Administration (FDA) approved IMBRUVICATM (ibrutinib, PCI-32765) under accelerated approval as a monotherapy for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. On November 13, 2013, we commercially launched IMBRUVICATM in the United States. IMBRUVICATM is our first product to market and is one of the first treatments to receive FDA approval via the Breakthrough Therapy Designation pathway. On October 30, 2013, our collaboration partner Janssen Biotech, Inc. announced that it submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for the use of ibrutinib in the treatment of patients with chronic lymphocytic leukemia (CLL) and MCL. Subsequent to year-end, on February 12, 2014, the FDA approved IMBRUVICATM as a single agent for the treatment of patients with CLL who have received at least one prior therapy. The FDA approval for these indications was based on overall response rate (ORR). Improvements in survival or disease-related symptoms has not been established. IMBRUVICATM is the first once-daily, single-agent, oral kinase inhibitor for patients with MCL and CLL who in each case have received one prior therapy and is being jointly developed and commercialized by Pharmacyclics and Janssen Biotech, Inc. and its affiliates ("Janssen"), one of the Janssen Pharmaceutical companies of Johnson & Johnson.

In addition to IMBRUVICATM (ibrutinib), Pharmacyclics has three other product candidates in clinical development and several preclinical molecules in lead optimization. We are committed to high standards of ethics, scientific rigor, and operational efficiency as we move each of these programs toward potential commercialization.
In December 2011, we entered into a worldwide collaboration and license agreement ("Agreement") with Janssen, for the development and commercialization of ibrutinib, a novel, orally active, first-in-class BTK inhibitor which has been and continues to be developed for the treatment of hematological malignancies, including non-Hodgkin lymphoma (NHL), CLL and multiple myeloma (MM). Under the Agreement, we received our first significant revenue in the form of milestone payments during the year ended June 30, 2012. Together with our partner Janssen, Pharmacyclics is commercializing IMBRUVICATM in the United States.
In 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated), including technology and intellectual property relating to drugs that target histone deacetylase ("HDAC") enzymes (specific and multiple isoforms), a Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases and B-cell associated tyrosine kinase inhibitors potentially useful for the treatment of lymphomas/leukemias, anti-inflammatory and autoimmune diseases.
Marketed Product - IMBRUVICATM (ibrutinib)
IMBRUVICATM is approved by the U.S. Food and Drug Administration as a single agent for the treatment of patients with MCL and CLL who in each case have received at least one prior therapy. The FDA approval for these indications was based on ORR. An improvement in survival or disease-related symptoms has not been established. IMBRUVICATM is a new agent that inhibits the function of Bruton's tyrosine kinase (BTK). BTK is a key signaling molecule of the B-cell receptor signaling complex that plays an important role in the survival of malignant B-cells. IMBRUVICATM blocks signals that stimulate malignant B-cells to grow and divide uncontrollably.
The following information can be found on the prescribing information for IMBRUVICATM:
The approval in MCL was based on the results of a multi-center, international, single-arm trial of 111 patients with previously treated mantle cell lymphoma. Tumor response was assessed according to the revised International Working Group (IWG) for NHL criteria.  The efficacy results demonstrated a 65.8% overall response rate (95% Confidence Interval (CI): 56.2, 74.5); 17% of patients achieved a complete response and 49% of patients achieved a partial response.  The median duration of response was 17.5 months (95% CI: 15.8, not reached).  The approval in CLL was based on the results of a Phase Ib/II, open-label, multi-center, international, single-arm trial of 48 patients with relapsed or refractory CLL who received 420 mg of IMBRUVICATM daily.  The primary endpoint was safety and a secondary endpoint was ORR, which was assessed by a modified version of the International Working Group on CLL (IWCLL) criteria by an Independent Review Committee. The efficacy results demonstrated a 58.3 percent ORR (95% confidence interval (CI) (%), 43.2, 72.4), all partial responses. The duration of response (DOR) ranged from 5.6 to 24.2+ months. The median DOR was not reached.
Our Pipeline
Our clinical development and product candidates are small-molecule enzyme inhibitors designed to target key biochemical pathways involved in human diseases with critical unmet needs. IMBRUVICATM, our first product to market, has been developed and commercialized for MCL and CLL patients, who in each case have received at least one prior therapy. IMBRUVICATM is currently being studied in multiple Phase I, II and III studies and continues to be developed for the treatment of other B-cell malignancies. In addition to IMBRUVICATM, we currently have three other product candidates in clinical development and several preclinical molecules in lead optimization; including a BTK inhibitor targeting anti-inflammatory and autoimmune indications entering the clinic with a Phase I study, an inhibitor of Factor VIIa (PCI-27483) and a HDAC inhibitor, abexinostat (formerly known as PCI-24781), currently in Phase I and II clinical trials in solid tumors and hematological malignancies.
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
We have developed IMBRUVICATM, which has been commercialized for MCL and CLL patients, who in each case have received at least one prior therapy, and has demonstrated clinical activity and tolerability in Phase I, II and III clinical trials in a variety of B-cell malignancies. Our development plan includes a variety of B-cell malignancies including: chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL), and a number of non-Hodgkin's lymphoma (NHL) subtypes. CLL/SLL, mantle cell lymphoma (MCL), follicular lymphoma (FL), diffuse large B-cell lymphoma (DLBCL), multiple myeloma (MM), Waldenstrom's macroglobulinemia (WM) and marginal zone lymphoma (MZL). We are currently using a multi-tier preclinical testing strategy to develop novel inhibitors of BTK for anti-inflammatory and autoimmune diseases.
IMBRUVICATM (ibrutinib) Worldwide Collaboration with Janssen
In December 2011, we entered into the Agreement with Janssen for the development and commercialization of IMBRUVICATM, and certain compounds structurally related to IMBRUVICATM, for oncology and other indications, excluding all immune mediated diseases and inflammatory or conditions and all psychiatric or psychological diseases or conditions, in the U.S. and outside the U.S. Each company is leading development for specific indications as stipulated in a global development plan.
The collaboration provides Janssen with an exclusive license to exploit the underlying technology outside of the U.S. (the “License Territory”) and co-exclusively with Pharmacyclics in the U.S.
The collaboration has no fixed duration or expiration date and provided for payments by Janssen to us of a $150,000,000 non-refundable upfront payment upon execution, as well as potential future milestone payments of up to $825,000,000 based upon continued development progress ($250,000,000), regulatory progress ($225,000,000) and approval of the product in both the U.S. and the License Territory ($350,000,000). As of December 31, 2013, $385,000,000 in milestone payments had been earned by the Company under the Agreement and the Company may receive up to an additional $440,000,000 in development, regulatory and approval milestone payments.
Subsequent to December 31, 2013, we announced that the FDA approved IMBRUVICATM as a single agent for the treatment of patients with CLL who have received at least one prior therapy. This approval of IMBRUVICATM in CLL triggered a $60,000,000 milestone payment to us under the Agreement (see Note 15 to the consolidated financial statements).
The Agreement includes a cost sharing arrangement for associated collaboration activities. Except in certain cases, in general Janssen is responsible for approximately 60% of collaboration development costs and we are responsible for the remaining 40% of collaboration development costs. In general, costs associated with commercialization will be included in determining pre-tax profit or pre-tax loss. The Agreement provides that pre-tax profits or pre-tax losses from the commercialization of any products resulting from the collaboration are shared 50% by us and 50% by Janssen.
The collaboration with Janssen provides us with an annual cap of our share of collaboration costs and pre-tax commercialization losses for each calendar year until the third profitable calendar quarter for the product, as determined in the Agreement. In the event that our share of aggregate development costs in any given calendar year, together with any other amounts that become due from us, plus our share of pre-tax loss (if any) for any calendar quarter in such calendar year, less our share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the "Excess Amounts") are funded by Janssen. The total Excess Amounts plus interest may not exceed $225,000,000.  Interest shall be accrued on the outstanding balance with interest calculated at the average annual European Interbank Offered Rate ("EURIBOR") for the EURO or average annual London Interbank Offered Rate ("LIBOR") for U.S. Dollars as reported in the Wall Street Journal, plus 2%, calculated on the number of days from the date on which our payment would be due to Janssen. The interest rate on outstanding Excess Amounts shall not exceed 5% per annum, and shall not in the aggregate exceed an outstanding balance of $25,000,000.
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
The Company recognizes Excess Amounts as a reduction to costs and expenses as the Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for the product.

Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product.
Following any regulatory approval in the U.S., Pharmacyclics recognizes product revenue and takes a lead role in U.S. commercial strategy development and both Pharmacyclics and Janssen share in commercialization activities. Under the Agreement, following any regulatory approval outside the United States, Janssen will recognize product revenue and lead and perform commercialization activities. The Agreement provides that pre-tax profits or pre-tax losses from the commercialization of any products resulting from the collaboration are shared 50% by us and 50% by Janssen.
Both parties have responsibilities for the development, manufacturing and marketing of products resulting from the Agreement. Janssen has the sole responsibility and exclusive rights to commercialize the products in the License Territory. The parties hold joint responsibility and co-exclusive rights to commercialize the products in the U.S., and Pharmacyclics will serve as the lead party in such effort. We continue to work with Janssen on protocols and the design, schedules and timing of trials. Development and commercialization activities under the collaboration are managed through a shared governance structure.
FACTOR VIIa INHIBITOR PROGRAM
Tissue Factor (TF) up-regulation is associated with increased tumor invasiveness and progression, worsened prognosis and increased thromboembolism (VTE). Factor VII is an enzyme that becomes activated ("FVIIa") by binding to the cell surface protein tissue factor ("TF"), a protein found in the body that helps to trigger the process of blood clotting in response to injury. TF is over expressed in many cancers including gastric, breast, colon, lung, prostate, ovarian and pancreatic cancers. Activation of protease activated receptors by TF:FVIIa complex leads to increases in IL-8, VEGF and other invasiveness promoting factors. Our Factor VIIa inhibitor PCI-27483 is a novel first-in-human small molecule inhibitor that selectively targets FVIIa. As an inhibitor of FVIIa, PCI-27483 has two potential mechanisms of action: 1) inhibition of intracellular signaling involved in tumor growth and metastases and 2) inhibition of early coagulation processes associated with thromboembolism. Pharmacyclics is currently defining the next steps for the development of this agent.
ABEXINOSTAT (PCI-24781) PAN-HDAC INHIBITOR
Histone deacetylases ("HDACs") are well-validated drug targets in a number of disease areas including cancer. These enzymes control several vital cellular processes, such as transcription, cell cycle progression, protein transport and degradation etc, and their activity is often dysregulated in cancer. Classically, the major function of these enzymes is controlling the expression of genes, i.e. whether genes are turned "on" or "off" via epigenetic mechanisms. In cancer, HDACs are often differentially expressed from normal cells, resulting in gene expression changes that favor a tumor's ability to multiply, to avoid apoptosis (i.e. programmed cell death) or to become resistant to chemotherapy. Treatment with HDAC inhibitors reverses these changes, resulting in cancer cell death in vitro (i.e. in cultured cells) and tumor growth inhibition in vivo (i.e. in animals) at non-toxic concentrations.
Abexinostat is an orally dosed, broad spectrum, hydroxamic acid-based small molecule HDAC inhibitor that has been evaluated in Phase I and II clinical trials for refractory solid tumors and lymphoma by Pharmacyclics and its ex-U.S. partner, Les Laboratoires Servier of Paris, France ("Servier"). Abexinostat has shown promising anti-tumor activity in vitro and in vivo (Buggy et al, Mol Cancer Ther 2006; 5: 1309-17).
Abexinostat treatment leads to synergistic efficacy in tumor cells in combination with many cancer therapeutics, such as bortezomib, as well as DNA-damaging agents such as radiation (Banuelos et al Clin Cancer  Res 2007 13:6816-26) and chemotherapy agents such as doxorubicin (Lopez et al, Clin Cancer Res 2009 15:3472-83, Yang et al, Anticancer Res. 2011 31:1115-23).  In lymphoma cells, abexinostat together with bortezomib greatly enhances proteasome and NF-êB inhibition, increases oxidative stress, causes cell cycle arrest and results in increased cell death (Bhalla et al Clin Cancer Res 2009 15:3354-65). In solid tumor cells, we have shown that abexinostat inhibits DNA repair following damage by radiation or chemotheraputic agents, thereby enhancing the efficacy of these anti-cancer agents. The mechanism of the synergy may involve inhibition of the homologous recombination pathway, a major double-strand break ("DSB") repair pathway. In a study funded entirely by Pharmacyclics, we showed that abexinostat also effectively synergizes with inhibitors of single-strand break repair such as poly ADP ribose polymerase inhibitors (PARP is a protein important for repairing single-strand breaks in DNA) (Adimoolam et al 2007). Furthermore, abexinostat demonstrated highly synergistic growth inhibition of chemotherapy-resistant tumors in combination with chloroquine (an inhibitor of autophagy, a protective mechanism in cells under stress), particularly in certain subtypes of sarcoma (Lopez et al. Cancer Res 2010 71:185-96). In a model of epigenetic regulation of cancers, abexinostat showed synergistic cell death in glioblastoma cells when combined with a demethylase inhibitor (Singh et al 2011 13:894-903). Other recent preclinical publications have also demonstrated activity of abexinostat in a mouse model of gallbladder carcinoma (Kitamura et al J Hepatology 2012 57:84-91) and in combination with radiation on breast cancer stem cells (Al-Assar et al Cancer Biol & Ther 11: 1028-36, 2011).

Abexinostat has been tested in several clinical trials in the U.S. by Pharmacyclics and globally by our partner Servier. In the U.S., Pharmacyclics has completed two Phase I studies using abexinostat as a single agent in patients with advanced solid tumors, a Phase I/II trial testing abexinostat single agent in patients with relapsed or refractory NHL and a Phase I trial in soft-tissue sarcoma patients (in combination with doxorubicin, an anti-tumor agent) co-sponsored by the Massachusetts General Hospital and Dana-Farber Cancer Institute. Results from this trial were presented at the annual meeting of the Connective Tissue Oncology Society in November 2012 in Prague, Czech Republic and updated at the AACR Annual Meeting in April 2013. A Phase II study was undertaken in relapsed/refractory FL and mantle-cell lymphoma (MCL). The results from this study were presented in poster at the 12th International Conference on Malignant Lymphoma ("IMCL") in Lugano, Switzerland (June 19-22, 2013). Pharmacyclics is currently defining the next steps for the development of this agent.
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
Revenue Recognition
Product revenue, net is recognized in accordance with the FASB Accounting Standards Codification (ASC) 605, Revenue Recognition, when the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer's payment history and on the creditworthiness of the customer.
Product Revenue, Net
Product revenue, net consists of U.S. sales of IMBRUVICATM and is recognized once all four revenue recognition criteria described above have been met. We sell IMBRUVICATM to specialty pharmacies ("SP") that sell to individual patients and specialty distributors ("SD") that sell to hospital pharmacies. We recognize revenue from sales of IMBRUVICATM when the product’s title and risk of loss transfers to the customer. We determined that we have the ability to make reasonable estimates of product returns in order to recognize revenue at the time that title and risk of loss transfers to the customer based on the following factors: (1) we believe that we have sufficient insight into the distribution channel at the SP's and SD's in order to ascertain their inventory level and dispense data, (2) due to the price of our product and limited patient population, our SP and SD customers have not built up significant levels of inventory, nor do we expect they will do so for the foreseeable future, (3) inventory on hand at our SP customers was generally less than two weeks as of December 31, 2013, (4) there have been no product returns to-date since our launch of IMBRUVICATM on November 13, 2013 and (5) we believe there is limited risk of return of inventory in the channel due to expiration, based on the shelf life of inventory in the channel.
We recognize product revenue net of adjustments for customer credits, including estimated government rebates and charge-backs, returns, prompt payment discounts, patient assistance programs, and Medicare Part D coverage gap reimbursements. Each of the above adjustments are recorded at the time of revenue recognition, resulting in a reduction in product revenue, net and an increase in accrued expenses or a reduction in accounts receivable, net. The above adjustments require significant estimates, judgment and information obtained from external sources. If our estimates differ from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment.
The following table summarizes the provisions, and credits/payments, for these adjustments (in thousands):

Total
Balance as of December 31, 2012	$—
Provision related to current period sales	1,395
Credits/payments	(189)
Balance as of December 31, 2013	$1,206
Gross-to-net sales adjustments
Rebates
We record an allowance for rebates including mandated discounts under the Medicaid Drug Rebate Program. The allowance for rebates is based upon contractual agreements or legal requirements with public sector benefit providers, including Medicaid. The allowance for rebates represents the estimated amounts owed to such public sector benefit providers, including Medicaid, based on the estimated rebate percentage of forecasted eligible Medicaid sales. The estimated rebate percentage is based on statutory discount rates and expected utilization. The forecasted eligible Medicaid sales represents those sales made by us that will ultimately be consumed by patients covered by Medicaid. To estimate the allowance for rebates, we use estimated patient mix information which is provided by our specialty pharmacy customers, as well as third party sources. Rebates are generally invoiced and paid in arrears. As such, the allowance for rebates consists of an estimate of the amount expected to be incurred for the current quarter's shipments to patients, plus an accrual balance for estimated unpaid rebates from prior periods. The allowance for rebates is recorded within Accrued liabilities in the consolidated balance sheets.
Charge-backs
Charge-backs are discounts that result from the difference between the prices at which we sell IMBRUVICATM to direct customers and the sales price ultimately paid to wholesalers under fixed price contracts by third-party payers, including governmental agencies. These entities purchase products through wholesalers at a lower price pursuant to fixed price contracts and the wholesalers then charge us the difference between their acquisition cost and the lower program price. Charge-backs are recorded as a reduction to Accounts receivable, net in the consolidated balance sheets.
Product Returns
Consistent with industry practice, we generally offer customers a limited right to return. We generally allow for the return of product that is a few months prior to and up to a few months after the product expiration date. Additionally, we consider several other factors in the estimation process including the expiration dates of product shipped, third party data in monitoring channel inventory levels, shelf life of the product, prescription trends and other relevant factors. Provisions for estimated product returns are recorded within Accrued liabilities in the consolidated balance sheets.
Medicare Part D coverage gap
Medicare Part D, also known as the Medicare prescription drug benefit, is a federal program to subsidize the costs of prescription drugs for Medicare beneficiaries in the United States. The Medicare Part D prescription drug benefit mandates that drug manufacturers fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Funding of the Medicare Part D gap is invoiced and paid in arrears. As such, the allowance for Medicare Part D consists of an estimate of the amount expected to be incurred for the current quarter's shipments to patients, plus an accrual balance for estimated shipments remaining in the channel at period end which are estimated to ship to Medicare Part D patients. The allowance for rebates is recorded within Accrued liabilities in the consolidated balance sheets.
Prompt payment discounts

We generally offer cash discounts to our customers, generally a 2% discount applied to the invoice amount, as an incentive for prompt payment. We expect that all of our customers to whom we offer cash discounts for prompt payment to take advantage of the full amount of the 2% discount. We record the prompt-payment discount as a reduction to Accounts receivable, net in the consolidated balance sheets.
Co-payment assistance
Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue for co-payment assistance based on actual program participation and estimates of program redemption using data provided by a third-party administrator.
Collaboration Revenues
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
Our collaborations with multiple elements prior to July 1, 2010 were evaluated and divided into separate units of accounting if certain criteria were met, including whether the delivered element had stand-alone value and whether there was verifiable objective and reliable evidence ("VSOE") of the fair value of the undelivered items. The consideration we received was combined and recognized as a single unit of accounting when criteria for separation were not met. Amounts received under such arrangements consisted of up-front collaboration payments, periodic milestone payments and payments for research activities. Up-front payments under agreements that included future performance requirements were recorded as deferred revenue and were recognized over the performance period. The performance period was estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. Revenues related to substantive, at-risk collaboration milestones are recognized upon achievement of the event specified in the underlying agreement. In determining whether a payment is deemed to be a substantive performance milestone, we take into consideration (i) the enhancement in value to the related development product candidate, (ii) our performance and the relative level of effort required to achieve the milestone, (iii) whether the milestone relates solely to past performance, and (iv) whether the milestone payment is considered reasonable relative to all of the deliverables and payment terms. Revenues for research activities are recognized as the related research efforts are performed.
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
Inventory valuation and related reserves
Inventories are stated at the lower of cost or market value with the approximate cost being determined on a first-in, first-out basis. Costs capitalized as inventories include third party manufacturing costs and labor costs for personnel involved in the manufacturing process.
During the quarter ended December 31, 2013, we began capitalizing costs associated with manufacturing inventory as a result of the FDA approval for IMBRUVICATM. Until September 30, 2013, all inventory costs incurred were recorded as research and development expense in the consolidated statements of operations.
Products that have been approved by the FDA or other regulatory agencies, such as IMBRUVICATM, are also used in clinical programs to assess the safety and efficacy of the products for usage in diseases that have not been approved by the FDA or other regulatory authorities. The form of IMBRUVICATM (i.e., raw materials and API) utilized for both commercial and clinical programs is identical and, as a result, the inventory has an "alternative future use" as defined in authoritative guidance. Raw materials and purchased drug product associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have "alternative future use."
We evaluate inventory levels quarterly to determine if the inventory has a cost basis in excess of its expected net realizable value, inventory has expired, inventory on-hand is in excess of expected sales forecasts, and/or inventory that does not meet its quality specifications. Our raw materials and API has no expiration date and can be revalidated for use after testing. Our finished good inventory currently has an estimated life of 24 months and, based on our sales forecasts, we expect to realize the carrying value of the IMBRUVICATM inventory. If any impairment of inventory is identified, the related inventory is written down with a corresponding charge to cost of goods sold in the consolidated statements of operations in the period that the inventory impairment is first identified.
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
Options vest upon the passage of time or a combination of time and the achievement of certain performance obligations. Vesting of performance-based options for executive officers depends on their attainment of key corporate and departmental goals. The Compensation Committee of the Board of Directors will determine if the performance conditions have been met.  Share-based compensation expense for the options with performance obligations is recorded when the company believes that the vesting of these options is probable.
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
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2013, we had a full valuation allowance against all of our deferred tax assets. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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
Financial Data for the Year Ended December 31, 2013 and 2012 (unaudited):
Total Revenue (in thousands):

	Years Ended December 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
		(unaudited)
License and milestone revenue	$235,000	$155,000	$80,000	52%
Collaboration services revenue	11,596	9,708	1,888	19%
Product revenue, net	13,573	—	13,573	100%
Total revenue	$260,169	$164,708	$95,461	58%
Total revenue increased by $95,461,000 for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to an $80,000,000 increase in milestone revenue earned under the worldwide collaboration and license agreement with Janssen ("Agreement"), a $13,573,000 increase in product revenue, net due to product sales which began during the period due to the FDA approval of IMBRUVICATM on November 13, 2013 and a $1,888,000 increase in collaboration services revenue primarily related to the Janssen agreement.
License and milestone revenue
License and milestone revenue of $235,000,000 for the year ended December 31, 2013 was comprised of the following milestone payments that were earned under the Agreement:

•
Approval milestone of $60,000,000 earned on November 13, 2013 upon the FDA approval of IMBRUVICATM as a single agent for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy,

•
Regulatory milestone of $75,000,000 earned upon the FDA's acceptance for filing of the new drug application upon the FDA's acceptance for filing of the new drug application for IMBRUVICATM, for previously treated MCL and previously treated chronic lymphocytic leukemia/small lymphocytic lymphoma ("CLL/SLL")

•
Regulatory milestone of $50,000,000 earned upon the European Medicines Agency's confirmation that Janssen's Marketing Authorization Application (MAA) for IMBRUVICATM for the treatment of adult patients with relapsed or refractory CLL/SLL and relapsed or refractory MCL was valid.

•
Development milestone of $50,000,000 earned as a result of the enrollment of a fifth patient in our Phase III clinical trial of IMBRUVICATM in a monotherapy trial using IMBRUVICATM versus chlorambucil in elderly patients with newly diagnosed chronic lymphocytic leukemia/small lymphocytic leukemia (CLL/SLL)

In comparison, for the year ended December 31, 2012, license and milestone revenue included $150,000,000 in connection with our achievement of three development milestones earned during the period under the Agreement and $5,000,000 of license revenue related to our license agreement with Novo Nordisk (A/S).
Collaboration services revenue
Collaboration services revenue for the years ended December 31, 2013 and 2012 consists primarily of amounts earned under our worldwide collaboration and license agreement with Janssen (the "Agreement"). In December 2011, we entered into the Agreement which provided for a $150,000,000 non-refundable upfront payment upon execution (see Note 5 to the consolidated financial statements). The revenue related to the upfront payment was allocated $70,605,000 to the licenses, $14,982,000 to the committee services and $64,413,000 to the development services. The $14,982,000 and $64,413,000 allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively.
For the year ended December 31, 2013, total collaboration services revenue related to the Agreement was $10,970,000 which was comprised of $10,089,000 of amortization of development services and $881,000 of amortization of committee services. For the year ended December 31, 2012, total collaboration services revenue related to the Agreement was $8,715,000 which was comprised of $7,834,000 of amortization of development services and $881,000 of amortization of committee services. The increase in collaboration services revenue recognized under the Agreement was due to an increase in development efforts under the collaboration with Janssen.
As of December 31, 2013, approximately $59,530,000 was included in deferred revenue related to the committee and development services under the Agreement, of which $52,025,000 was included in deferred revenue non-current.

Product revenue, net
Product revenue, net consists of revenue recorded on sales of IMBRUVICATM. IMBRUVICATM was approved by the FDA and commercially launched on November 13, 2013 for MCL. IMBRUVICATM is currently marketed in the United States as a single agent for the treatment of patients with MCL and since February 12, 2014 also for the treatment of patients with CLL, who in each case have received at least one prior therapy. We recognize revenue from sale of IMBRUVICATM when the product’s title and risk of loss transfers to the customer. We derive product revenue, net based on net sales to our specialty pharmacy and specialty distributor customers, less estimated government rebates, charge-backs, returns reserve and prompt payment discounts.
Product revenue, net was calculated as follows (in thousands):

Year Ended
December 31, 2013
Product revenue, gross	$14,968
Government rebates, charge-backs and other	(1,018)
Returns reserve and cash discounts	(377)
Product revenue, net	$13,573
Cost of goods sold (in thousands):

Year Ended
December 31, 2013
Cost of goods sold	$3,501
Cost of goods sold includes third-party manufacturing costs of products sold, royalty fees, and other indirect costs such as employee compensation.
Costs incurred prior to September 30, 2013 were recorded as research and development expenses, net in the consolidated statements of operations. This zero cost inventory primarily consisted of raw materials for which the shelf life has not yet started. As a result, as of December 31, 2013, we had approximately $16,100,000 of zero cost inventory on hand which had been previously charged to research and development expenses (as those costs were incurred prior to FDA approval). We expect to incur additional costs to bring the inventory to saleable state (such costs will be capitalized to inventory and charged to cost of goods sold at the time when revenue is recognized from that sale) and we estimate that such inventory will be sold within the next 12 to 18 months.
Research and development, net (in thousands):

	Years Ended December 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
		(unaudited)
Research and development	$170,865	$77,852	$93,013	119%
Less: Excess Amounts related to Research and development	(85,732)	(17,306)	(68,426)	395%
Research and development, net	$85,133	$60,546	$24,587	41%
Research and development expense for the year ended December 31, 2013 increased by $24,587,000, or 41%, compared to the year ended December 31, 2012. The increase was primarily attributable to a $28,200,000 increase in payroll and related expenses primarily due to an increase in headcount, a $20,200,000 increase in drug manufacturing costs, a $16,500,000 increase in costs related to our clinical trials, $15,600,000 increase in stock-based compensation expense primarily due to the timing and accounting of grants for performance-based stock options, an increase in our stock price which resulted in a higher fair value for options granted and growth in our employee base and other increases related to an increase in expense for research activities, consulting expenses, outside services and recruiting and relocation expenses. Partially offsetting these increases in expense was a $81,983,000 increase in the reduction to Research and development expense related to the Agreement, of which $13,557,000 represented an increase in Janssen's share of expenses incurred under the cost sharing arrangement and $68,426,000 represented an increase in Excess Amounts. See Note 5 to the consolidated financial statements for a description of the Agreement.
Average research and development headcount was 222 for the year ended December 31, 2013, compared to 133 for the year ended December 31, 2012. In the near term, we expect to hire additional research and development employees, as well as incur costs under our collaboration agreements as we continue to invest in the development of our products.
Excess Amounts, which are recorded as a reduction to costs and expenses, reduced research and development expense by $85,732,000 and $17,306,000 for the years ended December 31, 2013 and 2012, respectively. In the event that we achieve a third profitable calendar quarter from sales of IMBRUVICATM, which was commercially launched during the year ended December 31, 2013, or once we fully utilize the maximum Excess Amounts provided for in the Agreement, we will no longer receive Excess Amounts and our research and development expense will increase (see Note 5 to the consolidated financial statements).
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
Direct costs by program and indirect costs were as follows (in thousands):

			R&D Expenses
			Years Ended December 31,
Product	Description	Phase of Development	2013	2012
				(unaudited)
BTK Inhibitors	Cancer/autoimmune	Phase I/II/III, Pre-clinical	$120,850	$56,945
HDAC Inhibitors	Cancer	Phase I/II	1,232	1,928
Factor VIIa Inhibitor	Cancer	Phase II	410	1,664
	Total direct costs		122,492	60,537
	Indirect costs		48,373	17,315
	Less: Excess Amounts related to Research and development		(85,732)	(17,306)
	Research and development, net		$85,133	$60,546
Selling, general and administrative, net (in thousands):

	Years Ended December 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
		(unaudited)
Selling, general and administrative	$104,016	$20,374	$83,642	411%
Less: Excess Amounts related to Selling, general and administrative	(30,405)	(819)	(29,586)	3,612%
Selling, general and administrative, net	$73,611	$19,555	$54,056	276%

Selling, general and administrative expense for the year ended December 31, 2013 increased by $54,056,000, or 276%, compared to the year ended December 31, 2012. The increase was primarily attributable to a $22,000,000 increase in stock-based compensation expense primarily due to the timing and accounting of grants for performance-based stock options, an increase in our stock price which resulted in a higher fair value for options granted and growth in our employee base, a $21,100,000 increase in payroll and related expenses primarily due to the increase in headcount, a $10,400,000 increase in cost sharing expenses under the Janssen arrangement, $10,300,000 increase in marketing related expenses due to activities related to the launch of IMBRUVICATM, a $4,100,000 increase in medical affairs expenses and increases in other expenses including patent and legal costs, consulting expenses, travel related expense and recruitment fees and expenses. Partially offsetting these increases was a $29,586,000 increase in Excess Amounts which were recorded as a reduction to selling, general and administrative expense (see Note 5 to the consolidated financial statements).
Average selling, general and administrative headcount was 133 for the year ended December 31, 2013 compared to 31 for the year ended December 31, 2012. In the near term, we expect to hire additional selling, general and administrative employees, as well as incur costs under our collaboration agreements as we continue to invest in the development of our products.
Excess Amounts, which are recorded as a reduction to costs and expenses, reduced selling, general and administrative expense by $30,405,000 and $819,000 for the years ended December 31, 2013 and 2012, respectively. In the event that we achieve a third profitable calendar quarter from sales of IMBRUVICATM, which was commercially launched during the year ended December 31, 2013, or once we fully utilize the maximum Excess Amounts provided for in the Agreement, we will no longer receive Excess Amounts and our selling, general and administrative expense will increase (see Note 5 to the consolidated financial statements).
Income tax provision (benefit) (in thousands):

	Years Ended December 31,		Increase/	Percent
	2013	2012	(Decrease)	Change
		(unaudited)
Income tax provision (benefit)	$31,126	$(2,965)	$34,091	(1,150)%
For the year ended December 31, 2013, we recorded an income tax provision of $31,126,000, compared to an income tax benefit of $2,965,000 for the year ended December 31, 2012. The estimated annual effective tax rate for the year ended December 31, 2013 was 31.72%. The income tax provision for the year ended December 31, 2013 and the income tax benefit for the year ended December 31, 2012 was calculated based upon tax provision amounts for respective years spanning multiple tax return fiscal years, which for the year ended December 31, 2012 was comprised of tax provision amounts for the last six month period underlying the tax return year ended June 30, 2012 and first six months for the tax year ended June 30, 2013 and, which for the year ended December 31, 2013 was comprised of tax provision amounts for the last six months period underlying the tax return year ended June 30, 2013 and for the short tax return year ended December 31, 2013.
We have established and are expanding our international operations and staff to better support our future expansion into international markets which have relatively low statutory tax rates when compared with the U.S. statutory rate. In 2011, we formed two entities, Pharmacyclics Switzerland GmbH, a wholly-owned subsidiary of Pharmacyclics, Inc., and Pharamcyclics Cayman Ltd., a wholly-owned subsidiary of Pharmacyclics Switzerland GmbH. On December 8, 2011, Pharmacyclics, Inc. transferred certain intellectual property rights to Pharmacyclics Cayman Ltd.
Through the year ended June 30, 2013, we had a tax year end that is different from our fiscal year end and are applying for a change in tax year to align the tax return period with the fiscal year.
Financial Data for the Years Ended June 30, 2012 and 2011
Revenue (in thousands):

	Years Ended
	June 30,
	2012	2011
License and milestone revenue	$77,605	$4,355
Collaboration services revenue	4,385	3,878
Total revenue	$81,990	$8,233
In December 2011, we received an upfront payment of $150,000,000 from Janssen under the Agreement (See Note 5 to the Consolidated Financial Statements). The revenue related to the payment was allocated $70,605,000 to the licenses, $14,982,000 to the committee services and $64,413,000 to the development services.
Total revenue related to the Agreement for the year ended June 30, 2012 was $74,622,000 and consisted of $70,605,000 of license revenue which is included in license and milestone revenue and $4,017,000 of collaboration services revenue. For the year ended June 30, 2012, the collaboration services revenue related to the Agreement was comprised of $498,000 amortization of committee services and $3,519,000 of amortization of development services. As of June 30, 2012, approximately $75,378,000 was included in deferred revenue related to the committee and development services, of which $67,324,000 was included in deferred revenue non-current. The $14,982,000 and $64,413,000 allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively.
We recorded $7,157,000 and $8,228,000 in revenue in the years ended June 30, 2012 and 2011, respectively, associated with our collaboration and license agreement with Servier which was entered into in April 2009. For the year ended June 30, 2012, total revenue related to the Servier agreement consisted of $7,000,000 of milestone revenue which was included in license and milestone revenue and $157,000 of collaboration services revenue. In April 2011, we received a $7,000,000 advance development milestone payment from Servier. In October 2011, the related milestone was reached and we recognized the $7,000,000 as revenue in the year ended June 30, 2012. Of the total revenue for the year ended June 30, 2011, $4,355,000 represented amortization of the $11,000,000 upfront payment from Servier received in April 2009 and the remainder represented the pro-rata completion of services associated with research payments, our supply commitment and reimbursement of patent expenses.
Research and development (in thousands):

	Years Ended
	June 30,		Percent
	2012	2011	Change
Research and development	$54,537	$34,482	58%
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
Direct costs by program and indirect costs were as follows (in thousands):

			Years Ended
			June 30,
Product	Description	Phase of Development	2012	2011
BTK Inhibitors	Cancer/autoimmune	Phase I/II/III	$37,212	$21,734
HDAC Inhibitors	Cancer	Phase I/II	1,449	2,082
Factor VIIa Inhibitor	Cancer	Phase II	2,083	2,142
	Total direct costs		40,744	25,958
	Indirect costs		13,793	8,524
	Research and development, net		$54,537	$34,482
Research and development expenses increased $20,055,000, or 58%, for the year ended June 30, 2012 compared with the year ended June 30, 2011.
BTK program costs increased $15,478,000, or 71%, driven by increased clinical trial activity. Increases included $9,551,000 in outside clinical trial costs, $2,608,000 in personnel costs, $2,398,000 in outside service and consulting costs and $776,000 in drug-related costs. BTK program costs of $37,212,000 for the year ended June 30, 2012 represents total BTK program costs of $55,593,000, less $18,381,000 received from or due to us from Janssen under the Agreement (See Note 5 to the Consolidated Financial Statements).
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
Selling, general and administrative (in thousands):

	Years Ended
	June 30,		Percent
	2012	2011	Change
Selling, general and administrative expenses	15,575	9,125	71%
The increase of 71% or $6,450,000 in Selling, general and administrative expenses for the year ended June 30, 2012 compared with the year ended June 30, 2011, was primarily due to $1,412,000 increase in payroll and related costs, a $1,878,000 increase in patent and legal related costs, $1,257,000 increase in accounting and reporting costs, a $728,000 increase in consulting and outside service costs, and a $259,000 increase in recruiting and relocation costs.
Interest and other income (expense), net (in thousands):

	Years Ended
	June 30,		Percent
	2012	2011	Change
Interest income	$178	$169	5%
Other, net	(31)	2	(1,650)%
Interest and other income (expense), net	$147	$171	(14)%
The decrease of $24,000 in interest and other income (expense), net, for the year ended June 30, 2012 compared with the year ended June 30, 2011, was primarily due to a loss on disposal of equipment and leasehold improvements, partially offset by higher interest income due to a higher invested balance.

Income tax provision (benefit) (in thousands):

	Years Ended
	June 30,		Percent
	2012	2011	Change
Income tax provision (benefit)	$39	$—	100%
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
Liquidity and Capital Resources
Cash and cash equivalents at December 31, 2013 and 2012 were as follows (in thousands):

	December 31,	December 31,
	2013	2012
Cash and cash equivalents	$623,956	$307,433
Our principal sources of working capital have been private and public equity financings as well as proceeds from collaborative research and development agreements and interest income.
Our primary cash inflows and outflows for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	Years Ended
	December 31,
	2013	2012
Net cash flow provided by (used in):		(unaudited)
Operating activities	$88,772	$72,877
Investing activities	(20,313)	(3,640)
Financing activities	248,064	7,982
Net increase (decrease) in cash and cash equivalents	$316,523	$77,219
Net cash provided by operating activities of $88,772,000 for the year ended December 31, 2013 resulted primarily from our net income of $67,010,000, adjusted by $50,210,000 for stock-based compensation expense, a $55,753,000 increase in accrued liabilities due to higher accrued payroll and related expenses due to the increase in headcount and a new bonus plan for employees, higher accrued clinical trial costs due to the expansion of our BTK program, an increase in accrued property and equipment purchases due to our capital expansion and an increase in value added taxes. These increases in cash flows provided by operating activities were partially offset by decreases of $25,260,000 due to the increase in the Receivable from Collaboration Partners which was driven by an increase in receivables from Janssen related to Excess Amounts under the Agreement, $20,316,000 from the increase in advances to manufacturers, $12,419,000 from the increase inventory as a result of the capitalization of inventory, $11,095,000 from the decrease in deferred revenue due to higher collaboration services revenue recognized under the Agreement and $11,044,000 from the increase in Accounts Receivable, net due to product sales of IMBRUVICATM.
Net cash provided by operating activities of $72,877,000 for the year ended December 31, 2012 resulted primarily from net income of $87,804,000, adjusted by $12,769,000 for stock-based compensation expense, and a $7,017,000 increase in accrued liabilities. These increases were partially offset by decreases of $25,615,000 due to the increase in Receivable from Collaboration Partners which was driven by an increase in receivables from Janssen related to cost sharing and Excess Amounts under the Agreement, $8,514,000 from the decrease in deferred revenue due to higher collaboration services revenue recognized under the Agreement and $4,262,000 from the decrease in income taxes payable.
Net cash used in investing activities of $20,313,000 for the year ended December 31, 2013 consisted primarily of $18,318,000 used for the purchase of property and equipment and $14,800,000 used for purchases of marketable securities, partially offset by $480,000 of proceeds from the maturities of marketable securities. Net cash used in investing activities of $3,640,000 for the year ended December 31, 2012 consisted primarily $4,086,000 used for the purchase of property and equipment and the net effect of purchases and maturities of marketable securities.
Net cash provided by financing activities of $248,064,000 for the year ended December 31, 2013 consisted primarily of net proceeds of $201,023,000 from the issuance of shares in a public offering, $17,008,000 of proceeds from the exercise of stock options and the sale of stock under our employee stock purchase plan and the excess tax benefit from stock-based compensation arrangements of $30,033,000. Net cash provided by financing activities of $7,982,000 for the year ended December 31, 2012 resulted primarily from the exercise of stock options and the sale of stock under our employee stock purchase plan.
In December 2011, we received a $150,000,000 upfront payment from our collaboration and license agreement with Janssen. The collaboration and license agreement provided us with the potential to receive future milestone payments of up to $825,000,000. As of December 31, 2013, $385,000,000 in milestone payments have been earned by us under the Agreement and we may receive up to an additional $440,000,000 in development, regulatory and approval milestone payments. However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved (See Note 5 to the consolidated financial statements for additional information).
Subsequent to December 31, 2013, we announced that the FDA approved IMBRUVICATM as a single agent for the treatment of patients with CLL who have received at least one prior therapy. This approval of IMBRUVICATM in CLL triggered a $60,000,000 milestone payment to us under the Agreement (see Note 15 to the consolidated financial statements).
During the year ended December 31, 2012, we entered into a license agreement ("Novo Agreement") with Novo Nordisk A/S (see Note 5 to the consolidated financial statements). Under the terms of the Novo Agreement, Novo Nordisk acquired the exclusive worldwide rights for our small molecule Factor VIIa inhibitor, PCI-27483, in a restricted disease indication outside of oncology. Novo Nordisk will utilize PCI-27483 as an excipient in a product within Novo Nordisk's biopharmaceutical unit. Novo Nordisk is solely responsible for all further research and development activities within the restricted disease indication outside of oncology. In connection with entering into the Novo Agreement, we received an upfront payment of $5,000,000 in October 2012. The $5,000,000 upfront payment was for the license delivered by us to Novo Nordisk and we have no additional obligation related to the delivery of the license. Accordingly, we recognized the $5,000,000 upfront payment as license revenue during the year ended December 31, 2012. In addition to the upfront payment received, we may receive up to $55,000,000 based on the achievement of certain development, regulatory and sales milestones. Upon commercialization, we will also receive low single digit tiered royalties on Novo Nordisk net sales of biopharmaceutical formulations utilizing the addition of PCI-27483.
In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as approximately $97,000,000, although we currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to our HDAC inhibitor program and approximately one-third relates to our Factor VIIa inhibitor program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. There were no milestone payments triggered related to our HDAC inhibitor or Factor VIIa programs during the year ended December 31, 2013, the six months ended December 31, 2012, or for the years ended June 30, 2012 and 2011.
In addition to the milestone payments, we are required to make single-digit royalty payments based on annual sales of IMBRUVICATM and would be required to make single-digit royalty payments based on annual sales of drugs commercialized from its HDAC inhibitor, Factor VIIa inhibitor and certain other BTK inhibitor programs. We commercially launched IMBRUVICATM on November 13, 2013. For the year ended December 31, 2013, we recognized royalty expense under the Celera agreement of approximately $1,000,000 on net product sales of IMBRUVICATM. Royalty expense related to net product sales of IMBRUVICATM is included within cost of goods sold in the consolidated statement of operations. No royalty expense was incurred under the Celera agreement in periods prior to the three months ended December 31, 2013.
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
Based upon the current status of our commercialization of IMBRUVICATM, our product development plans and our collaboration with Janssen, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. We expect research and development expenses, as a result of on-going and future clinical trials, to consume a large portion of our existing cash resources. Changes in our research and development plans or other changes affecting our costs and expenses may affect actual future consumption of existing cash resources as well. Due to our extensive drug programs we may need to raise additional capital to fund our operations in the future. We may raise additional funds through the public or private sale of securities, bank debt, partnership collaboration or otherwise from time to time. If we are unable to secure additional funds, whether through sale of our securities, debt or partnership collaborations, we will have to delay, reduce the scope of or discontinue one or more of our product development programs.
We anticipate that our capital requirements will increase in 2014 as we continue to incur expenses for the full year impact of the commercial launch of IMBRUVICATM in the U.S., to conduct sales and marketing, to manufacture additional commercial product and also to further develop IMBRUVICATM and our other product candidates.
Under the Janssen Agreement, we have a $50,000,000 annual cap on our share of collaboration costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the Agreement and any Excess Amounts are funded by Janssen. In the event that we achieve a third profitable calendar quarter from sales of IMBRUVICATM, which was commercially launched during the year ended December 31, 2013, or in the event that we fully utilize the maximum Excess Amounts provided for in the Agreement, we will no longer receive Excess Amounts and our cash expenditures will increase. Further, Excess Amounts will become payable to Janssen together with interest from our share of pre-tax profits (if any) in calendar quarters subsequent to our third profitable calendar quarter until the Excess Amounts and applicable interest has been fully repaid (see Note 5 to the consolidated financial statements).
Our actual capital requirements will depend on many factors, including the following:

•	our ability to successfully market IMBRUVICATM;

•	the amount of sales of IMBRUVICATM and any other products that we may commercialize

•	the timing of achieving a third profitable calendar quarter for the product, under the Janssen agreement, which would trigger the repayment of Excess Amounts

•	the costs of obtaining clinical and commercial supplies of IMBRUVICATM

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory approval;

•	continued progress of our research and development programs;

•	our ability to maintain and establish collaborative arrangements with third parties;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the amount and timing of capital equipment purchases; and

•	competing technological and market developments.
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. If we are required to raise additional funds, we cannot be certain that such additional funding will be available on terms favorable to us, or at all. Furthermore, any additional equity financing may be highly dilutive, or otherwise disadvantageous, to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed and on acceptable terms, would require us to reduce our costs and expenses and would limit our ability to respond to competitive pressures or unanticipated requirements to develop our product candidates and to continue operations, any of which would have a material adverse effect on our business, financial condition and results of operations.
Contractual Obligations
The following table summarizes our primary non-cancelable contractual obligations as of December 31, 2013 (in thousands):

	Payments due by period
Contractual Obligations(1)(2)	Total	2014	2015	2016	2017	2018	Thereafter
Operating lease obligations	$13,576	$2,474	$2,199	$2,161	$2,112	$857	$3,773
Purchase commitments (3)	34,800	34,800	—	—	—	—	—
Total	$48,376	$37,274	$2,199	$2,161	$2,112	$857	$3,773

(1)	Purchase commitments primarily consist of non-cancelable orders to purchase drug manufacturing equipment and estimated contract termination costs.

(2)
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $15,976,000 of unrecognized tax benefits have been excluded from the contractual obligations table above (see Note 10 to the consolidated financial statements).

(3)
Excluded from the above table are Excess Amounts under the collaboration and license agreement with Janssen. Our worldwide collaboration and license agreement with Janssen provides us with an annual cap on our share of development costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement and any Excess Amounts are funded by Janssen. As of December 31, 2013, total Excess Amounts of $134,968,000 (which comprises the cumulative amount funded by Janssen to-date of $134,261,000 and interest of $707,000) would become payable once the Company reaches a third profitable calendar quarter for the product. Janssen may recoup the Excess Amounts, together with interest from our share of pre-tax profits (if any) in calendar quarters subsequent to its third profitable quarter for the product until the Excess Amounts and applicable interest has been fully repaid. Our potential future commitments under the Janssen collaboration and license agreement, including Excess Amounts, are excluded from the above table because we cannot reasonably predict the amount and timing of such payments to Janssen as the payments are contingent upon future events. In addition, we have entered into various agreements and purchase orders related to our clinical trials and general operations which have been excluded from the above table because they are cancellable prior to the date of delivery.

In April 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as approximately $97,000,000, although we currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to our HDAC inhibitor program and approximately one-third relates to our Factor VIIa inhibitor program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. There were no milestone payments triggered related to our HDAC inhibitor or Factor VIIa programs during the year ended December 31, 2013, the six months ended December 31, 2012, or for the years ended June 30, 2012 and 2011.
In addition to the milestone payments, we are required to make single-digit royalty payments based on annual sales of IMBRUVICATM and would be required to make single-digit royalty payments based on annual sales of drugs commercialized from its HDAC inhibitor, Factor VIIa inhibitor and certain other BTK inhibitor programs. We commercially launched IMBRUVICATM on November 13, 2013 for MCL. For the year ended December 31, 2013, we recognized royalty expense under the Celera agreement of approximately $1,000,000 on net product sales of IMBRUVICATM. Royalty expense related to net product sales of IMBRUVICATM is included within cost of goods sold in the consolidated statement of operations. No royalty expense was incurred under the Celera agreement in periods prior to the three months ended December 31, 2013.
Off-Balance Sheet Arrangements
None.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we generally maintain investments at an average maturity of less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2013 and 2012, would have potentially declined by approximately $47,000 and $37,000, respectively.
The table below presents the fair value of our marketable securities at December 31, 2013 and weighted-average interest rates by year of stated maturity for our investment portfolio (in thousands, except interest rates):

Matures in Fiscal Year 2014
Marketable Securities	$11,672
Weighted-average interest rate	0.29%
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Pharmacyclics, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Pharmacyclics, Inc. and its subsidiaries (the "Company") at December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013, the six months in the period ended December 31, 2012 and each of the two years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A(b). Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Jose, California
February 26, 2014

PHARMACYCLICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$623,956	$307,433
Marketable securities	11,672	9,681
Accounts receivable, net	11,044	—
Receivable from collaboration partners	51,957	26,697
Inventory	12,603	—
Advances to manufacturers	20,316	—
Prepaid expenses and other current assets	9,253	2,681
Total current assets	740,801	346,492
Property and equipment, net	25,471	6,403
Other assets	2,479	2,234
Total assets	$768,751	$355,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,026	$4,607
Accrued liabilities	74,576	15,122
Income tax payable	1,448	1,389
Deferred revenue - current portion	7,581	8,139
Total current liabilities	87,631	29,257
Deferred revenue - non-current portion	52,025	62,562
Other long-term liabilities	1,472	784
Total liabilities	141,128	92,603
Commitments and contingencies (Notes 5 and 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2013 and December 31, 2012, respectively; shares issued and outstanding 74,167,169 and 70,216,386 at December 31, 2013 and December 31, 2012, respectively	7	7
Additional paid-in capital	844,220	546,129
Accumulated other comprehensive loss	(8)	(4)
Accumulated deficit	(216,596)	(283,606)
Total stockholders’ equity	627,623	262,526
Total liabilities and stockholders’ equity	$768,751	$355,129

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended	Six Months Ended	Years Ended June 30,
	December 31, 2013	December 31, 2012	2012	2011
Revenue:
License and milestone revenue	$235,000	$155,000	$77,605	$4,355
Product revenue, net	13,573	—	—	—
Collaboration services revenue	11,596	5,658	4,385	3,878
Total revenue	260,169	160,658	81,990	8,233
Costs and expenses:
Cost of goods sold	3,501	—	—	—
Research and development	170,865	46,639	54,537	34,482
Less: Excess Amounts related to Research and development (See Note 5)	(85,732)	(17,306)	—	—
Research and development, net	85,133	29,333	54,537	34,482
Selling, general and administrative	104,016	12,093	15,575	9,125
Less: Excess Amounts related to Selling, general and administrative (See Note 5)	(30,405)	(819)	—	—
Selling, general and administrative, net	73,611	11,274	15,575	9,125
Total costs and expenses	162,245	40,607	70,112	43,607
Income (loss) from operations	97,924	120,051	11,878	(35,374)
Interest income	341	137	178	169
Other income (expense), net	(129)	(8)	(31)	2
Income (loss) before income taxes	98,136	120,180	12,025	(35,203)
Income tax provision	31,126	2,647	39	—
Net income (loss)	$67,010	$117,533	$11,986	$(35,203)
Net income (loss) per share:
Basic	$0.92	$1.69	$0.17	$(0.59)
Diluted	$0.87	$1.58	$0.17	$(0.59)
Weighted average shares used to compute net income (loss) per share:
Basic	72,777	69,676	68,728	59,973
Diluted	77,083	74,408	72,617	59,973

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended	Six Months Ended	Years Ended June 30,
	December 31, 2013	December 31, 2012	2012	2011
Comprehensive income (loss), net of taxes
Net income (loss)	$67,010	$117,533	$11,986	$(35,203)
Change in unrealized gain (loss) on marketable securities	(4)	5	12	(15)
Comprehensive income (loss)	$67,006	$117,538	$11,998	$(35,218)

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at June 30, 2010	59,199,406	$6	$444,683	$(6)	$(377,922)	$66,761
Issuance of common stock in a registered direct offering for cash at $8.85 per share, net of issuance costs	6,448,829	1	56,039	—	—	56,040
Issuance of common stock upon exercise of stock options and purchase rights at an average price of $2.77 per share	2,267,630	—	6,273	—	—	6,273
Share-based compensation expense	—	—	7,818	—	—	7,818
Change in unrealized gain (loss) on marketable securities	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(35,203)	(35,203)
Balance at June 30, 2011	67,915,865	7	514,813	(21)	(413,125)	101,674
Issuance of common stock upon exercise of stock options and purchase rights at an average price of $6.12 per share	1,401,792	—	8,578	—	—	8,578
Share-based compensation expense	—	—	9,873	—	—	9,873
Change in unrealized gain (loss) on marketable securities	—	—	—	12	—	12
Net income	—	—	—	—	11,986	11,986
Balance at June 30, 2012	69,317,657	7	533,264	(9)	(401,139)	132,123
Issuance of common stock upon exercise of stock options and purchase rights at an average price of $6.04 per share	898,729	—	5,429	—	—	5,429
Share-based compensation expense	—	—	7,436	—	—	7,436
Change in unrealized gain (loss) on marketable securities	—	—	—	5	—	5
Net income	—	—	—	—	117,533	117,533
Balance at December 31, 2012	70,216,386	$7	$546,129	$(4)	$(283,606)	$262,526
Issuance of common stock in a public offering at $94.20 per share, net of issuance costs	2,200,000	—	201,023	—	—	201,023
Issuance of common stock upon exercise of stock options and purchase rights at an average price of $9.50 per share	1,750,783	—	16,640	—	—	16,640
Share-based compensation expense	—	—	50,395	—	—	50,395
Excess tax benefit from stock-based compensation arrangements	—	—	30,033	—	—	30,033
Change in unrealized gain (loss) on marketable securities	—	—	—	(4)	—	(4)
Net income	—	—	—	—	67,010	67,010
Balance at December 31, 2013	74,167,169	$7	$844,220	$(8)	$(216,596)	$627,623

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Six Months Ended	Years Ended June 30,
	December 31, 2013	December 31, 2012	2012	2011
Cash flows from operating activities:
Net income (loss)	$67,010	$117,533	$11,986	$(35,203)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,219	595	563	292
Amortization of premium on marketable securities, net	—	—	89	874
Gain on sale of marketable securities	—	—	—	(7)
Stock-based compensation expense	50,210	7,436	9,873	7,818
Excess tax benefit from stock-based compensation arrangements	(30,033)	—	—	—
Income tax benefit from stock-based compensation arrangements	30,033	—	—	—
Loss on property and equipment	188	9	25	5
Changes in assets and liabilities:
Accounts receivable, net	(11,044)	—	—	—
Receivable from collaboration partners	(25,260)	(20,773)	(5,877)	147
Inventory	(12,419)	—	—	—
Advances to manufacturers	(20,316)	—	—	—
Prepaid expenses and other assets	(7,184)	1,033	(3,307)	(257)
Accounts payable	(37)	1,557	2,206	(97)
Accrued liabilities	55,753	6,495	1,874	2,896
Income taxes payable	59	1,389	—	—
Deferred revenue	(11,095)	(4,677)	68,378	901
Other long-term liabilities	688	97	277	360
Net cash provided by (used in) operating activities	88,772	110,694	86,087	(22,271)
Cash flows from investing activities:
Purchase of property and equipment	(18,318)	(2,421)	(2,975)	(1,150)
Purchase of marketable securities	(14,800)	(5,645)	(5,720)	(77,962)
Proceeds from sales of marketable securities	480	—	—	28,905
Proceeds from maturities of marketable securities	12,325	1,680	24,504	46,553
Net cash (used in) provided by investing activities	(20,313)	(6,386)	15,809	(3,654)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	201,023	—	(559)	56,599
Proceeds from exercise of stock options and stock purchase rights	17,008	5,229	8,802	5,884
Excess tax benefit from stock-based compensation arrangements	30,033	—	—	—
Net cash provided by financing activities	248,064	5,229	8,243	62,483
Increase in cash and cash equivalents	316,523	109,537	110,139	36,558
Cash and cash equivalents at beginning of period	307,433	197,896	87,757	51,199
Cash and cash equivalents at end of period	$623,956	$307,433	$197,896	$87,757
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$820	$980	$310	$—
Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs in Accounts payable and Accrued Liabilities	—	—	—	559
Receivable for stock option exercises	—	368	167	389
Property and equipment purchases included in accounts payable and accrued liabilities	4,039	883	143	—
The accompanying notes are an integral part of these consolidated financial statements.

PHARMACYCLICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION
Description of the Company
Pharmacyclics, Inc. ("Pharmacyclics" or the "Company") is a biopharmaceutical company that designs, develops and commercializes therapies with a focus on product candidates that are small-molecule drugs for the treatment of cancer and immune-mediated diseases.
On November 13, 2013, the U.S. Food and Drug Administration (FDA) approved IMBRUVICATM (ibrutinib, PCI-32765) as a monotherapy for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy and concurrently on November 13, 2013, the Company commercially launched IMBRUVICATM in the United States. Subsequent to year-end, on February 12, 2014, the FDA approved IMBRUVICATM as a single agent for the treatment of patients with CLL who have received at least one prior therapy.
In addition to IMBRUVICATM (ibrutinib), Pharmacyclics has three other product candidates in clinical development and several preclinical molecules in lead optimization.
The Company was in the development stage at June 30, 2011, as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 915, "Development Stage Entities." During the year ended June 30, 2012, the Company exited the development stage with the signing of the first significant collaboration with Janssen Biotech, Inc and its affiliates ("Janssen") (See Note 5), from which the Company received its first significant revenue from principal operations, reflective that the Company is no longer in the development stage.
Based upon the current status of its product development and plans, the Company believes that the existing cash, cash equivalents and marketable securities will be adequate to satisfy the Company's capital needs through at least the next twelve months. However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with the Company's selling, general and administrative expenses, are expected to result in significant operating expenditures until the commercialization of the Company's products, or partner collaborations, generate sufficient revenue to cover expenses. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. While during the year ended December 31, 2013, the Company had net income of $67,010,000, its ability to generate sustained profitability depends upon its ability to successfully complete the development of its products, obtain required regulatory approvals and successfully manufacture and commercialize its products.
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
Segment reporting
The Company operates in one segment, focused on the development and commercialization of innovative small-molecule drugs for the treatment of cancer and immune-mediated diseases.
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
Marketable securities
The Company's marketable securities are classified as “available-for-sale”. The Company includes these investments in current assets and carry them at fair value.  Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss.  The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income.  Gains and losses on securities sold are recorded based on the specific identification method and are included in interest expense and other income (expense), net in the consolidated statement of operations.
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
Fair value measurements
The fair value of the Company's financial assets is determined by using three levels of input which are defined as follows:
Level 1 - Quoted prices in active markets for identical assets. At December 31, 2013, the Company's Level 1 assets were comprised of money market funds and U.S. treasury securities. As of December 31, 2012, the Company's Level 1 assets were comprised of money market funds.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets. The Company's short-term investments primarily utilize broker quotes in markets with infrequent transactions for valuation of these securities. At December 31, 2013 and December 31, 2012, the Company's Level 2 assets were comprised of U.S. agency securities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. At December 31, 2013 and December 31, 2012, the Company did not hold any Level 3 assets.
The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets.
Fair value of financial instruments

Cash and cash equivalents and marketable securities are carried at fair value. Accounts receivable, net, receivables from collaboration partners, accounts payable and accrued liabilities are valued at their carrying amounts, which approximate fair value due to their short-term nature.
Restricted investments
Under one of its facilities lease agreements (see Note 11), the Company is required to maintain a $290,000 letter of credit as security for performance under the lease. The letter of credit is secured by a $290,000 certificate of deposit which is included in other assets at December 31, 2013 and December 31, 2012.
Accounts Receivable, net
Accounts receivable, net represents amounts due to the Company from sales of IMBRUVICATM. The Accounts receivable balance is recorded net of allowances which generally include wholesaler chargebacks from third-party payers including government agencies, cash discounts for prompt payment and doubtful accounts. Estimates for wholesaler chargebacks, cash discounts and prompt payment discounts are based on contractual payment terms and the Company's expectations about utilization rates for these programs. The Company's estimate of the allowance for doubtful accounts is based on the credit worthiness of its customers, historical payment patterns, the aging of accounts receivable balances and general economic conditions. Accounts receivables balances are written off against the allowance when it is probable that the receivable will not be collected. As of December 31, 2013 and 2012, the Company had no allowance for doubtful accounts.
Inventory valuation and related reserves
Inventories are stated at the lower of cost or market value with the approximate cost being determined on a first-in, first-out basis. Costs capitalized as inventories include third party manufacturing costs and labor costs for personnel involved in the manufacturing process.
During the three months ended December 31, 2013, the Company began capitalizing costs associated with manufacturing inventory as a result of the FDA approval for IMBRUVICATM. Until September 30, 2013, all inventory costs incurred were recorded as research and development expense in the consolidated statements of operations.
Products that have been approved by the FDA or other regulatory agencies, such as IMBRUVICATM, are also used in clinical programs to assess the safety and efficacy of the products for usage in diseases that have not been approved by the FDA or other regulatory authorities. The form of IMBRUVICATM (i.e., raw materials and active pharmaceutical ingredient (API)) utilized for both commercial and clinical programs is identical and, as a result, the inventory has an "alternative future use" as defined in authoritative guidance. Raw materials and purchased drug product associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have "alternative future use."
The Company evaluates inventory levels quarterly to determine if the inventory has a cost basis in excess of its expected net realizable value, inventory has expired, inventory on-hand is in excess of expected sales forecasts, and/or inventory that does not meet its quality specifications. Our raw materials and API has no expiration date and can be revalidated for use after testing. Our finished goods inventory currently has an estimated life of 24 months and, based on the Company's sales forecasts, it expects to realize the carrying value of the IMBRUVICATM inventory. If any impairment of inventory is identified, the related inventory is written down with a corresponding charge to cost of goods sold in the period that the inventory impairment is first identified. The Company's inventory valuation reserve balance was zero as of December 31, 2013.
Inventories consist of raw materials, work-in-process and finished goods related to the production of IMBRUVICATM. Raw materials include IMBRUVICATM active pharmaceutical ingredient (API). Work-in-process includes third-party manufacturing and associated labor costs relating to the Company’s personnel involved in the production process. Included in inventories are raw materials and work-in-process that may be used as clinical products, which are charged to research and development expense when the product enters the research and development process.
The components of inventory are as follows (in thousands):

December 31,
2013
Raw materials	$8,007
Work-in-process	3,489
Finished goods	1,107
$12,603
Advances to manufacturers
The Company records cash advances that it pays prior to the receipt of inventory as advances to manufacturers in the consolidated balance sheets. The cash advances may be forfeited if the Company terminates the scheduled production. The Company expects the carrying value of the advances to manufacturers to be fully realized.
Concentration of credit risk and other risks and uncertainties
Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, marketable securities, accounts receivable and receivables from collaboration partners. The Company places its cash and cash equivalents with high-credit quality financial institutions and invest in debt instruments of financial institutions, corporations and government entities with strong credit ratings. The Company's management believes it has established guidelines relative to credit quality, diversification and maturities that maintain safety and liquidity.
The Company sells IMBRUVICATM through a limited number of specialty pharmacies and specialty distributors. Therefore, the Company's accounts receivable balance is comprised of amounts due from a small number of customers. The Company continuously monitors the creditworthiness of its customers and has internal policies regarding customer credit limits. The Company's policy is to estimate the allowance for doubtful accounts based on the credit worthiness of its customers, historical payment patterns, the aging of accounts receivable balances and general economic conditions. As of December 31, 2013, the Company had no allowance for doubtful accounts. For the year ended December 31, 2013, 3 individual customers accounted for 26%, 26% and 16% of accounts receivable, net, respectively.
As of December 31, 2013, Company had $50,230,000 receivable from Janssen, for amounts due related to the worldwide collaboration and license agreement and $1,607,000 due from Janssen related to value added taxes (see Note 5). As of December 31, 2012, the Company's receivable from collaboration partner balance of $26,697,000 was comprised primarily of $26,617,000 due from Janssen under the collaboration agreement. To date, the Company has not experienced credit losses from its receivables from collaborative partners, including Janssen. The amounts receivable from Janssen are included within Receivable from collaboration partners on the consolidated balance sheets.
The Company's products require approvals from the FDA and international regulatory agencies prior to commercial sales. Although the FDA has approved IMBRUVICA™ as a single agent for the treatment of patients with mantle cell lymphoma who have received at least one prior therapy, the Company's prospects are largely dependent on (a) successful commercialization of IMBRUVICATM in the U.S. to treat patients with MCL who have received at least one prior therapy, (b) obtaining regulatory approval of, and successfully commercializing, IMBRUVICATM outside the U.S. to treat patients with MCL who have received at least one prior therapy, and (c) obtaining regulatory approval of, and successfully commercializing, IMBRUVICATM both in and outside the U.S. to treat other indications. If the Company is unsuccessful in achieving any one or more of these critical business objectives, its ability to generate significant revenue or achieve profitability will be adversely affected and its business may fail. Further, there can be no assurance that the Company's other product candidates will receive required approvals. If the Company was denied such approvals or such approvals were delayed, it could have a materially adverse impact on the Company and the execution of its business strategy.
The Company has expended and will continue to expend substantial funds to complete the research, development and clinical testing of its products. The Company has also expended substantial funds to establish commercial-scale manufacturing arrangements. In addition, due to the commercial launch of IMBRUVICATM, expenses related to marketing and commercial activities have increased and are expected to continue to increase. The Company will require additional funds to develop and commercialize its products. The Company is unable to entirely fund these efforts with its current financial resources.
Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable on a timely basis from operations or additional sources of financing, the Company may have to delay, reduce the scope of or eliminate one or more of its research or development programs which would materially and adversely affect its business, financial condition and operations.

Property and equipment
Property and equipment are stated at cost. Equipment is depreciated by the straight-line method over the estimated useful lives of the assets, generally 3 to 5 years. Furniture and fixtures are depreciated by the straight-line method over the estimated useful lives of the assets, generally 5 years. Leasehold improvements are generally amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Assets not yet placed in use are not depreciated. Substantially all of the Company's property and equipment is located in the United States.
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
Revenue recognition
Product revenue, net is recognized in accordance with the FASB Accounting Standards Codification (ASC) 605, Revenue Recognition, when the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured. Revenues are deferred for fees received before earned or until no further obligations exist. The Company exercises judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based primarily on the customer's payment history and on the creditworthiness of the customer.
Product Revenue, Net
Product revenue, net consists of U.S. sales of IMBRUVICATM and is recognized once all four revenue recognition criteria described above have been met. The Company sells IMBRUVICATM to specialty pharmacies ("SP") that sells to individual patients and specialty distributors ("SD") that sells to hospital pharmacies. The Company recognizes revenue from sales of IMBRUVICATM when the product’s title and risk of loss transfers to the customer. The Company determined that it has the ability to make reasonable estimates of product returns in order to recognize revenue at the time that title and risk of loss transfers to the customer based on the following factors: (1) the Company believes that it has sufficient insight into the distribution channel at the SP's and SD's in order to ascertain their inventory level and dispense data, (2) due to the price of the Company's product and limited patient population, its SP and SD customers have not built up significant levels of inventory, nor does the Company expect they will do so for the foreseeable future, (3) inventory on hand at the Company's SP customers was generally less than two weeks as of December 31, 2013, (4) there have been no product returns to-date since the Company's commercial launch of IMBRUVICATM on November 13, 2013 and (5) the Company believes there is limited risk of return of inventory in the channel due to expiration based on the shelf life of inventory in the channel.
The Company recognizes product revenue net of adjustments for customer credits, including estimated government rebates and charge-backs, returns, prompt payment discounts, patient assistance programs, and Medicare Part D coverage gap reimbursements. Each of the above adjustments are recorded at the time of revenue recognition, resulting in a reduction in product revenue, net and an increase in accrued expenses or a reduction in accounts receivable, net. The above adjustments require significant estimates, judgment and information obtained from external sources. If management's estimates differ from actuals, the Company will record adjustments that would affect product revenue, net in the period of adjustment.
Gross-to-net sales adjustments
Rebates
The Company records an allowance for rebates including mandated discounts under the Medicaid Drug Rebate Program. The allowance for rebates is based upon contractual agreements or legal requirements with public sector benefit providers, including Medicaid. The allowance for rebates represents the estimated amounts owed to such public sector benefit providers, including Medicaid, based on the estimated rebate percentage of forecasted eligible Medicaid sales. The estimated rebate percentage is based on statutory discount rates and expected utilization. The forecasted eligible Medicaid sales represents those sales made by the Company that will ultimately be consumed by patients covered by Medicaid. To estimate the allowance for rebates, the Company uses the estimated patient mix information which is provided by our specialty pharmacy customers, as well as third party sources. Rebates are generally invoiced and paid in arrears. As such, the allowance for rebates consists of an estimate of the amount expected to be incurred for the current quarter's shipments to patients, plus an accrual balance for estimated unpaid rebates from prior periods. The allowance for rebates is recorded within Accrued liabilities in the consolidated balance sheets.
Charge-backs
Charge-backs are discounts that result from the difference between the prices at which the Company sells IMBRUVICATM to direct customers and the sales price ultimately paid to wholesalers under fixed price contracts by third-party payers, including governmental agencies. These entities purchase products through wholesalers at a lower price provided for in fixed price contracts and the wholesalers then charge the Company the difference between their acquisition cost and the lower program price. Charge-backs are recorded as a reduction to Accounts receivable, net in the consolidated balance sheets.
Product Returns
Consistent with industry practice, the Company generally offers its customers a limited right to return. The Company generally allows for the return of product that is a few months prior to and up to a few months after the product expiration date. Additionally, the Company considers several other factors in the estimation process including the expiration dates of product shipped, third party data in monitoring channel inventory levels, shelf life of the product, prescription trends and other relevant factors. Provisions for estimated product returns are recorded within Accrued liabilities in the consolidated balance sheets.
Medicare Part D coverage gap
Medicare Part D, also known as the Medicare prescription drug benefit, is a federal program to subsidize the costs of prescription drugs for Medicare beneficiaries in the United States. The Medicare Part D prescription drug benefit mandates that drug manufacturers fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Funding of the Medicare Part D gap is invoiced and paid in arrears. As such, the allowance for Medicare Part D consists of an estimate of the amount expected to be incurred for the current quarter's shipments to patients, plus an accrual balance for estimated shipments remaining in the channel at period end which are estimated to ship to Medicare Part D patients. The allowance for rebates is recorded within Accrued liabilities in the consolidated balance sheets.
Prompt payment discounts
The Company generally offers cash discounts to its customers, generally a 2% discount applied to the invoice amount, as an incentive for prompt payment. The Company expects that all of its customers to whom it offers cash discounts for prompt payment to take advantage of the full amount of the 2% discount. The Company records the prompt-payment discount as a reduction to Accounts receivable, net in the consolidated balance sheets.
Co-payment assistance
Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The Company accrues for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.
Collaboration Revenues
Revenue under the Company's license and collaboration arrangements is recognized based on the performance requirements of the contract. Determinations of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fees charged for deliverables and the collectability of those fees. Should changes in conditions cause management to determine that these criteria are not met for any new or modified transactions, revenue recognized could be adversely affected.
The Company's collaborations with multiple elements prior to July 1, 2010 were evaluated and divided into separate units of accounting if certain criteria were met, including whether the delivered element had stand-alone value and whether there was verifiable objective and reliable evidence ("VSOE") of the fair value of the undelivered items. The consideration that the Company received was combined and recognized as a single unit of accounting when criteria for separation were not met. Amounts received under such arrangements consisted of up-front collaboration payments, periodic milestone payments and payments for research activities. Up-front payments under agreements that included future performance requirements were recorded as deferred revenue and were recognized over the performance period. The performance period was estimated at the inception of the arrangement and is reevaluated at each reporting period. The reevaluation of the performance period may shorten or lengthen the period during which the deferred revenue is recognized. Revenues related to substantive, at-risk collaboration milestones are recognized upon achievement of the event specified in the underlying agreement. In determining whether a payment is deemed to be a substantive performance milestone, the Company takes into consideration (i) the enhancement in value to the related development product candidate, (ii) its performance and the relative level of effort required to achieve the milestone, (iii) whether the milestone relates solely to past performance, and (iv) whether the milestone payment is considered reasonable relative to all of the deliverables and payment terms. Revenues for research activities are recognized as the related research efforts are performed.
The Company recognizes revenue related to collaboration and license arrangements in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605-25, “Revenue Recognition – Multiple-Element Arrangements,” or ASC Topic 605-25. Additionally, the Company adopted, effective July 1, 2010, Accounting Standards Update, or ASU, No. 2009-13, “Multiple Deliverable Revenue Arrangements,” or ASU 2009-13, which amended ASC Topic 605-25 and:

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
For collaborations entered into after July 1, 2010, the Company has determined BESP for license units of accounting based on market conditions, similar arrangements entered into by third parties and entity-specific factors such as the terms of previous collaborative agreements, its pricing practices and pricing objectives, the likelihood that clinical trials will be successful, the likelihood that regulatory approval will be received and that the products will become commercialized. The Company has also determined BESP for services-related deliverables based on the nature of the services to be performed and estimates of the associated effort as well as estimated market rates for similar services.
For each unit of accounting identified within an arrangement, the Company determines the period over which the performance obligation occurs. Revenue is then recognized using either a proportional performance or straight-line method. The Company recognizes revenue using the proportional performance method when the level of effort to complete its performance obligations under an arrangement can be reasonably estimated. Direct labor hours or full time equivalents are typically used as the measurement of performance.
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
Costs of goods sold

Cost of goods sold includes third-party manufacturing costs of products sold, royalty fees, and other indirect costs such as personnel compensation.
During the three months ended December 31, 2013, the Company began capitalizing costs associated with manufacturing inventory as a result of the FDA approval of IMBRUVICATM for MCL on November 13, 2013. Until September 30, 2013, all inventory costs incurred were recorded as research and development expense in the consolidated statements of operations. This zero cost inventory primarily consisted of raw materials for which the shelf life has not yet started.
Research and development expense
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
The Company's worldwide collaboration and license agreement with Janssen (the "Agreement") includes a cost sharing arrangement for certain collaboration activities. Except in certain cases, in general Janssen is responsible for approximately 60% of collaboration development costs and the Company is responsible for the remaining 40% of collaboration development costs. Further, the Agreement provides the Company with a $50,000,000 annual cap of its share of collaboration costs and pre-tax commercialization losses for each calendar year until after the third profitable calendar quarter for the product and any amounts in excess of the annual cap ("Excess Amounts") are funded by Janssen. Under the Agreement, total Excess Amounts plus interest may not exceed $225,000,000.
The Company's policy is to account for cost-sharing payments to Janssen related to development services as a component of research and development expense and reimbursements for development services under the cost-sharing arrangement as an offset to research and development expense, upon delivery of the related services when expenses have been incurred and reimbursements have been earned. During the year ended December 31, 2013, the Company recognized Excess Amounts related to development services as a reduction to research and development expenses. The Company has recognized the Excess Amounts as a reduction to Costs and expenses in the current year as the Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product (see Note 5).
Selling, general and administrative expense
The Company expenses the cost of selling, general and administrative activities as incurred. Selling, general and administrative expenses consist primarily of personnel and facility-related expenses, outside contracted services and other costs not associated with the research and development activities of the Company. In connection with the Agreement, the Company also classifies certain collaboration costs within Selling, general and administrative expense in the consolidated statements of operations. Costs under the Agreement that are recorded within selling, general and administrative expense are generally shared 50% by the Company and 50% by Janssen and include marketing costs, patent costs and the Company's share of pre-tax commercial losses on sales of IMBRUVICATM.
Further, the portion of Excess Amounts related to certain collaboration costs is recorded as a reduction to general and administrative expenses (see Note 5).
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
Options vest upon the passage of time or a combination of time and the achievement of certain performance obligations. Vesting of performance-based options for executive officers depends on their attainment of key corporate and departmental goals. The Compensation Committee of the Board of Directors will determine if the performance conditions have been met.  Share-based compensation expense for the options with performance obligations is recorded when the Company believes that the vesting of these options is probable.
Shipping and handling costs
Shipping and handling costs incurred for inventory purchases and product shipments are recorded in Selling, general and administrative, net in the consolidated statements of income.
Advertising expenses
The Company expenses the costs of advertising, including promotional expenses, as incurred. The Company began incurring advertising expenses during the year ended December 31, 2013 due to the commercialization of IMBRUVICATM on November 13, 2013. Advertising expenses were $258,000 for the year ended December 31, 2013.
Recent Accounting Pronouncements
In January 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption of ASU 2013-02 did not affect the Company's results of operations or financial position.
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
NOTE 3 — PRODUCT REVENUE, NET
Product revenue, net consists of revenue recorded on the sale of IMBRUVICATM which was approved by the FDA and commercially launched by the Company on November 13, 2013 for MCL. All product sales during this period were shipped to specialty pharmacies and specialty distributors in the United States.
The Company recorded no product revenue, net for the six months ended December 31, 2012 and the years ended June 30, 2012 and June 30, 2011. For the year ended December 31, 2013, Product revenue, net was calculated as follows (in thousands):

Year Ended
December 31, 2013

Product revenue, gross	$14,968
Government rebates, charge-backs and other	(1,018)
Returns reserve and cash discounts	(377)
Product revenue, net	$13,573
The following table summarizes the provisions, and credits/payments, for product revenue, net adjustments (in thousands):

Total
Balance as of December 31, 2012	$—
Provision related to current period sales	1,395
Credits/payments	(189)
Balance as of December 31, 2013	$1,206
The following table sets forth customers who represented 10% or more of the Company's Product revenue, net for the year ended December 31, 2013.

Year Ended
Customer	December 31, 2013
A	24%
B	20%
C	15%
D	12%
E	12%

NOTE 4 — ACCOUNTS RECEIVABLE, NET
Accounts receivable, net includes:

	December 31, 2013	December 31, 2012
Accounts receivable, gross	$11,345	$—
Allowance for doubtful accounts	—	—
Allowance for chargebacks related to government programs	(72)	—
Allowance for cash discounts	(229)	—
Accounts receivable, net	$11,044	$—

NOTE 5 — COLLABORATIONS AND OTHER AGREEMENTS
The Company recognized revenue related to its collaboration and license arrangements as follows (in thousands):

			Years Ended
	Year Ended	Six Months Ended	June 30,
	December 31, 2013	December 31, 2012	2012	2011
Janssen	$245,970	$154,878	$74,622	$—
Les Laboratoires Servier ("Servier")	159	93	7,157	8,228
Novo Nordisk A/S ("Novo Nordisk")	454	5,631	—	—
Other	13	56	211	5
Total	$246,596	$160,658	$81,990	$8,233
Collaboration and License Agreement with Janssen Biotech, Inc.
Background
In December 2011, the Company entered into a worldwide collaboration and license agreement (the "Agreement") with Janssen for the development and commercialization of IMBRUVICATM, a novel, orally active, selective covalent inhibitor of Bruton’s Tyrosine Kinase ("BTK"), and certain compounds structurally related to IMBRUVICATM, for oncology and other indications, excluding all immune and inflammatory mediated diseases or conditions and all psychiatric or psychological diseases or conditions, in the U.S. and outside the U.S.
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
The Agreement includes a cost sharing arrangement for associated collaboration activities. Except in certain cases, in general Janssen is responsible for approximately 60% of collaboration development costs and the Company is responsible for the remaining 40% of collaboration development costs. In general, costs associated with commercialization will be included in determining pre-tax profit or pre-tax loss, which are to be shared 50% by the Company and 50% by Janssen.
The collaboration with Janssen provides the Company with an annual cap of its share of collaboration costs and pre-tax commercialization losses for each calendar year until the third profitable calendar quarter for the product, as determined in the

Agreement. In the event that the Company's share of aggregate development costs in any given calendar year, together with any other amounts that become due from the Company, plus the Company's share of pre-tax loss (if any) for any calendar quarter in such calendar year, less the Company's share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the "Excess Amounts") are funded by Janssen. Under the Agreement, total Excess Amounts plus interest may not exceed $225,000,000.
The total Excess Amounts plus interest may not exceed $225,000,000 at any given time.  Interest shall be accrued on the outstanding balance with interest calculated at the average annual European Interbank Offered Rate ("EURIBOR") for the EURO or average annual London Interbank Offered Rate ("LIBOR") for U.S. Dollars as reported in the Wall Street Journal, plus 2%, calculated on the number of days from the date on which the Company's payment would be due to Janssen. The interest rate on outstanding Excess Amounts shall not exceed 5% per annum, and shall not in the aggregate exceed an outstanding balance of $25,000,000.
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
The Company recognizes Excess Amounts as a reduction to costs and expenses as the Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only as a reduction of the Company's share of pre-tax profits (if any) after the third profitable quarter for the product.
The Agreement also provides that any net profits from the commercialization of products resulting from the collaboration will be shared 50% by the Company and 50% by Janssen. Both parties are responsible for the development, manufacturing and marketing of any products resulting from the Agreement. Janssen has sole responsibility and exclusive rights to commercialize the products in the License Territory. The parties hold joint responsibility and co-exclusive rights to commercialize the products in the U.S., and Pharmacyclics will serve as the lead party in such effort. The Company continues to work with Janssen on protocols and the design, schedules and timing of trials.
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
The Company has determined that the license represents a separate unit of accounting as the license, which includes rights to the underlying technologies for IMBRUVICATM, has standalone value apart from the committee and development services because the development, manufacturing and commercialization rights conveyed would permit Janssen to perform all efforts necessary to bring the compound to commercialization and begin selling the drug upon regulatory approval. The Company has also determined that the committee and development services each represent individual units of accounting as they have standalone value from each other.  The Company has determined its best estimate of selling prices for the license unit of accounting based on the income approach as defined in ASC 820-10-35-32. This measurement is based on the value indicated by current estimates about those future amounts and reflects management determined estimates and assumptions. These estimates and assumptions include, but are not limited to, how a market participant would use the license, estimated market opportunity and expected market share and assumed royalty rates that would be paid for sales resulting from products developed using the license, similar arrangements entered into by third parties and entity-specific factors such as the terms of the Company's previous collaborative agreement, the Company's pricing practices and pricing objectives, the likelihood that clinical trials will be successful, the likelihood that regulatory approval will be received and that the products will become commercialized and the markets served. These estimates and assumptions led to an expected future cash flow which was discounted based on estimated weighted average cost of capital of 12% and royalty rates ranging from 30% to 40%. The Company has also determined its best estimate of selling prices for the committee and development services, based on the nature of the services to be performed and estimates of the associated effort as well as estimated market rates for similar services. The arrangement consideration of $150,000,000 was allocated to the units of accounting based on the relative selling price method.
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
Janssen Collaboration Revenue
Total revenue recognized with respect to the Agreement consisted of the following (in thousands):

			Years Ended
	Year Ended	Six Months Ended	June 30,
	December 31, 2013	December 31, 2012	2012	2011
License and milestone revenue	$235,000	$150,000	$70,605	$—
Collaboration services revenue	10,970	4,878	4,017	—
Total	$245,970	$154,878	$74,622	$—
License and milestone revenue recognized with respect to the Agreement with Janssen consisted of the following (in thousands):

			Years Ended
	Year Ended	Six Months Ended	June 30,
	December 31, 2013	December 31, 2012	2012	2011
License revenue	$—	$—	$70,605	$—
Approval milestone revenue	60,000	—	—	—
Regulatory milestone revenue	125,000	—	—	—
Development milestone revenue	50,000	150,000	—	—
Total	$235,000	$150,000	$70,605	$—
For the year ended December 31, 2013, the Company recognized approval milestone revenue of $60,000,000 which represents the milestone payment earned on November 13, 2013 upon the FDA approval of IMBRUVICATM as a single agent for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. For the year ended December 31, 2013, regulatory milestone revenue recognized consisted of $75,000,000 earned upon the FDA's acceptance for filing of the new drug application upon the FDA's acceptance for filing of the new drug application for IMBRUVICATM, for previously treated MCL and previously treated chronic lymphocytic leukemia/small lymphocytic lymphoma ("CLL/SLL") and $50,000,000 earned upon the European Medicines Agency's confirmation that Janssen's Marketing Authorization Application (MAA) for IMBRUVICATM for the treatment of adult patients with relapsed or refractory CLL/SLL or relapsed or refractory MCL was valid. For the year ended December 31, 2013, the Company recognized development milestone revenue of $50,000,000 for its achievement of one development milestone earned during the period. For the six months ended December 31, 2012, the Company recognized $150,000,000 for its achievement of three development milestones earned during the period.
As of December 31, 2013, total deferred revenue related to committee and development services under the Agreement with Janssen was $59,530,000, of which $52,025,000 was included in deferred revenue non-current portion.
Janssen Collaboration Cost Sharing and Excess Amounts
The Company recognized development costs under the collaboration as a component of Research and development expense, net in the consolidated statements of operations. The Company also recognized certain selling, general and administrative expenses under the collaboration, including marketing costs, patent costs and the Company's share of pre-tax commercial losses on sales of IMBRUVICATM. as a component of Selling, general and administrative, net in the consolidated statements of operations. Expenses which were charged to the collaboration are as follows (in thousands):

			Years Ended
	Year Ended	Six Months Ended	June 30,
	December 31, 2013	December 31, 2012	2012	2011

Collaboration expenses, unadjusted	$175,567	$57,690	$43,272	$—
Increase (decrease) for cost sharing	(48,223)	(17,339)	(18,381)	—
Excess Amounts	(85,732)	(17,306)	—	—
Research and development, net	$41,612	$23,045	$24,891	$—

Collaboration expenses, unadjusted	$28,118	$2,426	$1,070	$—
Increase (decrease) for cost sharing	10,675	247	(4)	—
Excess Amounts	(30,405)	(819)	—	—
Selling, general and administrative, net	$8,388	$1,854	$1,066	$—
As of December 31, 2013, the Company's had $50,230,000 receivable from Janssen, all of which was for Excess Amounts and $1,607,000 due from Janssen related to value added taxes. As of December 31, 2012, the Company had $26,617,000 receivable from Janssen, of which $8,492,000 was related to cost sharing and $18,125,000 was for Excess Amounts. The receivable from Janssen is included within Receivable from collaboration partners on the consolidated balance sheets.
As of December 31, 2013, the Company had $3,142,000 payable to Janssen under the cost sharing arrangement and $246,000 due to Janssen related to value added taxes, compared to $0 as of December 31, 2012. The payable to Janssen is included within Accrued liabilities on the consolidated balance sheets.
As of December 31, 2013, total Excess Amounts of $134,968,000 (which comprises the cumulative amount funded by Janssen to-date of $134,261,000 and interest of $707,000) would become payable once the Company reaches a third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product.
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
Total revenue recognized with respect to the Company's collaboration and license agreement with Servier consisted of the following (in thousands):

	Year Ended	Six Months Ended	Years Ended June 30,
	December 31, 2013	December 31, 2012	2012	2011
License and milestone revenue	$—	$—	$7,000	$4,355
Collaboration services revenue	159	93	157	3,873
Total	$159	$93	$7,157	$8,228
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
In connection with entering into the license agreement with Novo Nordisk, the Company received an upfront payment of $5,000,000 in October 2012. In addition, the Company may receive up to $55,000,000 based on the achievement of certain development, regulatory and sales milestones. Upon commercialization, the Company will also receive low single digit tiered royalties on Novo Nordisk's net sales of biopharmaceutical formulations utilizing the addition of PCI-27483. In connection with the agreement, during the six months ended December 31, 2012, Novo Nordisk purchased a preclinical supply of PCI-27483 in the amount of $803,000, of which $602,000 was recognized by the Company as revenue during the six months ended December 31, 2012 and the remaining $201,000 was recognized as revenue during the year ended December 31, 2013 once the right of return had elapsed and all four revenue criteria had been met.
On June 28, 2013, the Company entered into an amended and restated license agreement with Novo Nordisk to expand the scope of the license granted by the Company to Novo Nordisk in October 2012. Under the amended and restated license agreement with Novo Nordisk, the Company has no additional obligations related to the delivery of the license.
Total revenue recognized with respect to the Company's license agreement with Novo Nordisk consisted of the following (in thousands):

	Year Ended	Six Months Ended	Years Ended June 30,
	December 31, 2013	December 31, 2012	2012	2011
License and milestone revenue	$—	$5,000	$—	$—
Collaboration services revenue	454	631	—	—
Total	$454	$5,631	$—	$—
Acquired Products
Celera Corporation
Background
In April 2006, the Company acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business  (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as approximately $97,000,000, although the Company currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to the Company's HDAC inhibitor program and approximately one-third relates to the Company's Factor VIIa inhibitor program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. There were no milestone payments triggered related to the Company's HDAC inhibitor or Factor VIIa programs during the year ended December 31, 2013, the six months ended December 31, 2012, or for the years ended June 30, 2012 and 2011.

In addition to the milestone payments, the Company is required to make single-digit royalty payments based on annual sales of IMBRUVICATM and would be required to make single-digit royalty payments based on annual sales of drugs commercialized from the Company's HDAC inhibitor, Factor VIIa inhibitor and certain other BTK inhibitor programs. The Company commercially launched IMBRUVICATM on November 13, 2013 for MCL. For the year ended December 31, 2013, the Company recognized royalty expense under the Celera agreement of approximately $1,000,000 on net product sales of IMBRUVICATM. Royalty expense related to net product sales of IMBRUVICATM is included within cost of goods sold in the consolidated statement of operations. No royalty expense was incurred under the Celera agreement in periods prior to the three months ended December 31, 2013.
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

NOTE 6 — CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
The following table sets forth the Company's cash and cash equivalents (in thousands):

	December 31, 2013	December 31, 2012
Cash - demand deposits	$225,035	$169,337
Cash equivalents - U.S. treasury bills	269,488	—
Cash equivalents - money market funds	129,193	137,856
Cash equivalents - U.S. agency securities - FDIC insured	240	240
Total cash and cash equivalents	$623,956	$307,433
For the year ended December 31, 2013, the six months ended December 31, 2012 and the years ended June 30, 2012 and 2011, no impairment charges on marketable securities related to other-than-temporary declines in market value were recorded. In determining whether a decline is other than temporary, the Company considers various factors including the length of time and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company's intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
For the year ended December 31, 2013, the six months ended December 31, 2012 and the years ended June 30, 2012 and 2011, gross realized losses and gains on the sale of available-for-sale securities were not material.
The following is a summary of the Company's available-for-sale securities (in thousands):

As of December 31, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. agency securities – FDIC insured	$11,680	$—	$(8)	$11,672
Total short-term investments	$11,680	$—	$(8)	$11,672

As of December 31, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. agency securities – FDIC insured	$9,685	$—	$(4)	$9,681
Total marketable securities	$9,685	$—	$(4)	$9,681
As of December 31, 2013, the Company's marketable securities had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$11,680	$11,672
The following table sets forth the basis of fair value measurements for the Company's cash equivalents and available-for-sale securities (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
U.S. treasury bills	$269,488	$—	$—	$269,488
Money market funds	129,193	$—	$—	$129,193
U.S. agency securities - FDIC insured	—	240	—	240
Marketable securities:
U.S. agency securities - FDIC insured	—	11,672	—	11,672
	$398,681	$11,912	$—	$410,593

	December 31, 2012
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
Money market funds	$137,856	$—	$—	$137,856
U.S. agency securities - FDIC insured	—	240	—	240
Marketable securities:
U.S. agency securities - FDIC insured	—	9,681	—	9,681
	$137,856	$9,921	$—	$147,777
There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2013, the six months ended December 31, 2012 and the years ended June 30, 2012 and 2011.

NOTE 7 — BALANCE SHEET COMPONENTS
Property and equipment, net consists of the following (in thousands):

	December 31,
	2013	2012
Equipment	$11,827	$8,523
Leasehold improvements	5,493	4,516
Furniture and fixtures	1,278	739
Construction in progress	14,592	1,192
	33,190	14,970
Less: Accumulated depreciation and amortization	(7,719)	(8,567)
	$25,471	$6,403
Depreciation and amortization of property and equipment was $2,219,000 for the year ended December 31, 2013, $595,000 for the six months ended December 31, 2012, $563,000 for the year ended June 30, 2012 and $292,000 for the year ended June 30, 2011.
Accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued payroll and employee related expenses	$20,500	$2,934
Accrued clinical related	17,062	6,415
Accrued inventory	7,592	—
Payable to collaboration partner	3,388	—
Accrued outside services	5,077	1,115
Accrued property and equipment purchases	4,039	338
Accrued value added taxes	7,041	—
Accrued contract manufacturing	1,556	3,126
Accrued other	8,321	1,194
	$74,576	$15,122
Deferred revenue consists of the following (in thousands):

Current portion:	December 31,
	2013	2012
Deferred revenue related to Janssen	$7,505	$7,938
Deferred revenue related to net product sales	76	—
Deferred revenue related to Novo Nordisk	—	201
	$7,581	$8,139

Non-current portion:	December 31,
	2013	2012
Deferred revenue from Janssen	$52,025	$62,562

NOTE 8 — STOCKHOLDERS' EQUITY
Common stock
Public Offering

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
Preferred stock
As amended, the Company's Certificate of Incorporation authorizes 1,000,000 shares of preferred stock, par value $0.0001 per share. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. No preferred stock was outstanding at December 31, 2013 or December 31, 2012.
The ability of the Company's Board of Directors to issue shares of preferred stock without stockholder approval may have certain anti-takeover effects. The Company is also subject to provisions of the Delaware General Corporation Law, which may make certain business combinations more difficult.
Stock plans
2004 Equity Incentive Award Plan
In December 2004, stockholders approved the 2004 Equity Incentive Award Plan (the "2004 Plan") as a replacement for both the Company's 1995 Stock Option Plan (the "1995 Plan") and the 1995 Non-Employee Directors Stock Option Plan.  At June 30, 2011, the Company had reserved 9,100,000 shares of its common stock for issuance under the plan. In December 2011, the stockholders approved an increase of 2,000,000 shares available for issuance under the plan. The 2004 Plan provides for the issuance of various types of equity awards, such as incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance shares. The exercise price of all stock options granted under the 2004 Plan may not be less than the fair market value of the Company's common stock on the date of grant and no stock option will be exercisable more than ten years after the date it is granted. Stock options for employees and consultants typically vest over four years. Non-employee Directors receive annual, automatic, non-discretionary grants of nonqualified stock options. Each new non-employee Director receives an option to purchase 15,000 shares as of the date he or she first becomes a Director. This option grant vests in equal annual installments over five years. In addition, on the date of each annual meeting, each individual re-elected as a non-employee Director will receive an automatic option grant to purchase an additional 7,500 shares of common stock, provided such individual has served as a Director for at least 6 months prior to the date of grant. This option grant vests in equal monthly installments over twelve months following the date of grant.
1995 Stock Option Plan
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
The following table summarizes the Company's stock option activity (in thousands, except per share amounts):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price per Share
Balance at December 31, 2012	6,071	$11.64
Exercised	(1,586)	8.24
Granted	1,094	68.51
Forfeited or expired	(468)	26.13
Balance at December 31, 2013	5,111	23.54
Vested and expected to vest at December 31, 2013	4,965	$22.56
The above table excludes 911,000 options which comprise the portion of performance options granted for which the performance criteria had not been established as of December 31, 2013.
The components of stock-based compensation recognized in the Company's consolidated statements of operations were as follows (in thousands):

			Years Ended
	Year Ended	Six Months Ended	June 30,
	December 31, 2013	December 31, 2012	2012	2011
Cost of goods sold	$436	$—	$—	$—
Research and development	24,041	5,357	6,947	5,307
Selling, general and administrative	25,733	2,079	2,926	2,511
Total stock-based compensation	$50,210	$7,436	$9,873	$7,818
During the year ended December 31, 2013, the Company capitalized into inventory approximately $185,000 of stock-based compensation expense.
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

			Years Ended
	Year Ended	Six Months Ended	June 30,
	December 31, 2013	December 31, 2012	2012	2011
Employee stock options (1):
Expected dividend yield	—	—	—	—
Expected stock price volatility (2)	50.9% - 84.8%	51.5% - 85.5%	88%	97%
Risk free interest rate (2)	0.5% - 1.5%	0.3% - 0.8%	1.00%	1.81%
Expected life (years) (2)	2.52 - 5.20	2.60 - 5.20	5.00	5.00
Non-employee stock options:
Expected dividend yield	—	—	—	—
Expected stock price volatility	79%	89%	84% - 89%	85% - 86%
Risk free interest rate	1.9%	3.89%	2.00% - 3.89%	2.52% - 3.51%
Expected life (years)	10.00	8.00	8.10 – 10.00	7.00 - 10.00
(1) The above table includes assumptions used in the valuation of performance-based stock option grants for which the Company set performance criteria during the period.
(2) Amounts for the years ended June 30, 2012 and 2011 are presented on a weighted average basis.
The weighted average estimated grant date fair value for employee options granted under the Company's stock option plans during the year ended December 31, 2013, the six months ended December 31, 2012, the year ended June 30, 2012 and the year ended June 30, 2011 was $55.32, $43.55, $11.44 and $5.25 per share, respectively.
The total pre-tax intrinsic value of stock options exercised during the year ended December 31, 2013, the six months ended December 31, 2012, the year ended June 30, 2012 and the year ended June 30, 2011 was $145,519,000, $45,802,000, $17,316,000 and $10,385,000, respectively.
For the year ended December 31, 2013, the Company recognized a tax benefit from stock-based compensation of $30,033,000 as a decrease to income taxes payable, with a corresponding increase to additional paid-in capital. No income tax benefits were recognized during the six months ended December 31, 2012 and the years ended June 30, 2012 and 2011.
As of December 31, 2013, there were 2,908,000 shares reserved for issuance and available for grant under the 2004 Plan.
As of December 31, 2013, $58,086,000 of total unrecognized compensation costs related to non vested employee options are scheduled to be recognized over a weighted average period of 2.6 years.
The total fair value of shares vested for the year ended December 31, 2013, the six months ended December 31, 2012, the year ended June 30, 2012 and the year ended June 30, 2011 was $37,389,000, $3,692,000, $5,572,000 and $4,285,000, respectively.
A summary of outstanding, exercisable and vested stock options as of December 31, 2013 is as follows:

	Options Outstanding				Exercisable				Exercisable and Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$0.75 - $0.91	806,313	3.75	$0.82		806,313	3.75	$0.82		806,313	$0.82
$1.20 - $5.81	767,101	2.99	$2.97		767,101	2.99	$2.97		728,800	$2.84
$6.01 - $7.19	907,453	6.24	$6.94		871,792	6.22	$6.94		721,613	$6.94
$7.48 - $15.63	1,120,822	7.15	$12.04		911,793	7.00	$11.65		620,946	$11.21
$16.55 - $49.00	800,172	8.33	$28.72		221,472	8.34	$30.42		221,472	$30.42
$51.77 - $85.97	958,934	8.88	$66.35		154,437	8.43	$62.48		154,437	$62.48
$86.78 - $139.89	661,395	9.51	$94.91		1,169	9.75	$139.89		1,169	$139.89
	6,022,190	6.72	$28.58	$466,197	3,734,077	5.43	$9.69	$358,862	3,254,750	$9.60	$313,073
Employee Stock Purchase Plan

The Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in August 1995. Qualified employees may elect to have a certain percentage of their salary withheld to purchase shares of the Company's common stock under the Purchase Plan. The purchase price per share is equal to 85% of the fair market value of the stock on specified dates. Sales under the Purchase Plan in the year ended December 31, 2013, the six months ended December 31, 2012, the year ended June 30, 2012 and the year ended June 30, 2011 were 164,752, 60,150, 184,706 and 281,016 shares of common stock at an average price of $21.65, $13.06, $5.19 and $2.06 per share, respectively. In May 2013, stockholders approved an increase of 300,000 shares available for issuance under the Purchase Plan. Shares available for future purchase under the Purchase Plan were 526,922 at December 31, 2013.
Compensation cost is estimated using the Black Scholes option-pricing model using the weighted average assumptions noted in the following table:

	Year Ended	Six Months Ended	Years Ended December 31,
	December 31, 2013	December 31, 2012	2012	2011
Expected dividend yield	—	—	—	—
Stock price volatility	48%	50%	54%	52%
Risk free interest rate	0.16%	0.16%	0.15%	0.21%
Expected life (years)	1.10	0.68	1.14	0.63
The weighted average estimated grant date fair value of purchase awards under the Company's employee stock purchase plan during the year ended December 31, 2013, the six months ended December 31, 2012, the year ended June 30, 2012 and the year ended June 30, 2011 was $41.19, $33.32, $6.38 and $2.13 per share, respectively.
During fiscal year 2011, a modification to the Company's Purchase Plan went into effect that increased both the maximum employee contribution and the limit on the number of shares that could be purchased.  As a result, 17 of the Company's employees chose to increase their contribution percentage which was accounted for as a modification to the terms of the award and resulted in $306,000 of additional compensation cost during fiscal year 2011.
As of December 31, 2013, $4,419,000 of total unrecognized compensation costs related to purchase awards under the Company's employee stock purchase plan were scheduled to be recognized over a weighted average period of 1.10 years.

NOTE 9 — EMPLOYEE BENEFIT PLAN
The Company maintains a defined contribution plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Company's matching contribution to the plan was $976,000, $78,000, $164,000 and $104,000 for the year ended December 31, 2013, the six months ended December 31, 2012, the year ended June 30, 2012 and the year ended June 30, 2011, respectively.

NOTE 10 — INCOME TAXES
The components of the provision (benefit) for income taxes are as follows (in thousands):

			Years Ended
	Year Ended	Six Months Ended	June 30,
	December 31, 2013	December 31, 2012	2012	2011
Current:
Federal	$30,879	$2,047	$26	$—
State	202	599	—	—
Foreign	45	1	13	—
Total provision (benefit) for income taxes	31,126	2,647	39	—

Income (loss) before taxes	$98,136	$120,180	$12,025	$(35,203)
Tax rate	31.72%	2.20%	0.33%	—%
The following is a geographical breakdown of consolidated income (loss) before income taxes by income tax jurisdiction (in thousands):

			Years Ended
	Year Ended	Six Months Ended	June 30,
	December 31, 2013	December 31, 2012	2012	2011
United States	$70,254	$69,563	$(4,596)	$(35,203)
Foreign	27,882	50,617	16,621	—
	$98,136	$120,180	$12,025	$(35,203)
Net deferred tax assets (liabilities) are summarized as follows (in thousands):

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$3,552	$—
Tax credit carryforwards	26,110	13,196
Capitalized research and development costs	230	2,591
Depreciation and amortization	916	1,751
Share-based compensation	9,712	2,845
Reserves and accruals	18,557	11,532
Gross deferred tax assets	59,077	31,915
Less: valuation allowance	(58,679)	(31,915)
Net deferred tax assets	398	—
Deferred tax liabilities:
Depreciation	(398)	—
Net Deferred tax assets (liabilities)	$—	$—
A full valuation allowance has been established for the Company's deferred tax assets as of December 31, 2013 and 2012 since realization of such assets through the generation of future taxable income is uncertain. The increase (decrease) in the valuation allowance was $26,764,000 and $(38,086,000) for the year ended December 31, 2013 and the six months ended December 31, 2012, respectively.
During the year ended June 30, 2012, the Company completed its analysis of the net operating loss limitation provisions of the IRC Section 382 analysis and the Company determined that its federal and state net operating loss carryforwards as of June

30, 2011 were $150,115,000, and $80,345,000, respectively, which were previously presented in the Company's Fiscal Year 2011 Form 10-K as $180,393,000 and $121,440,000, respectively.
The change in the valuation allowance for the year ended December 31, 2013, the six months ended December 31, 2012 and the year ended June 30, 2012 also includes the adjustments made due to the completion of an IRC Section 382 analysis as described above.
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
The provision for income taxes differs from the amount determined by applying the United States statutory income tax rate of 35% for the periods ended December 31, 2013, December 31, 2012 and June 30, 2012 and 34% for the period ended June 30, 2011 to the income or loss before income taxes as summarized below (in thousands):

			Years Ended
	Year Ended	Six Months Ended	June 30,
	December 31, 2013	December 31, 2012	2012	2011
Tax provision (benefit) at statutory rate	$34,347	$42,064	$4,209	$(11,970)
State Tax, net of federal benefit	202	389	—	—
Research and development and orphan drug credits	(21,774)	—	(529)	(770)
Deferred tax assets benefited (not benefited)	28,376	(35,181)	(5,727)	11,877
Share-based compensation	5,261	1,056	2,009	1,096
Other	744	(629)	38	(233)
Withholding tax	—	—	—	—
Federal – alternative minimum tax	—	2,047	26	—
Foreign taxes greater than (less than) US rates	(16,030)	(7,099)	13	—
	$31,126	$2,647	$39	$—
At December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $10,100,000 and $37,300,000, respectively. The state operating losses are attributable to stock option benefits which will be recorded to equity when they reduce cash taxes payable. The federal and state net operating loss carryforwards will begin to expire in 2014. At December 31, 2013, federal and state tax credit carry forwards of $6,900,000 and $5,500,000, respectively, are available to offset future taxable income. At December 31, 2013, federal orphan drug credits of $48,600,000 are also available to offset future taxable income. State research and development credits can be carried forward indefinitely. At December 31, 2013, the Company also had federal and state alternative minimum tax credits of $2,400,000 and $400,000 that can be used in the future that have no expiration date.
The Company is tracking the portion of its net operating losses attributable to stock option benefits in a separate memo account pursuant to ASC 718-740. Therefore, these amounts are no longer included in the Company's gross or net deferred tax assets. Pursuant to ASC 718-740-25-10, the stock option benefits of approximately $2,100,000 will be only recorded to equity when they reduce cash taxes payable.
The Company reviewed whether the utilization of its net operating losses and research credits are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Utilization of these carryforwards is restricted and results in some amount of these carryforwards expiring prior to benefiting the Company. The deferred tax assets shown above have been adjusted to reflect these expiring carryforwards.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits (in thousands):

	Year Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,
	2013	2012	2012
Beginning balance	$2,845	$2,307	$1,726
Additions based on tax positions related to current year	10,075	538	581
Additions (reduction) for tax positions of prior years	3,056	—	—
Ending balance	$15,976	$2,845	$2,307
The total amount of the unrecognized tax benefits if recognized would be an adjustment to the amount of deferred tax assets reported. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically.  In the event the Company receives an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of December 31, 2013, all tax years in the U.S. remain open due to the taxing authorities' ability to adjust operating loss carry forwards. The Company does not expect any material changes to the unrecognized tax benefits reported above during the next twelve months.
U.S. income taxes were not provided on approximately $43,800,000 of undistributed earnings of certain non-U.S. subsidiaries. The amount of the unrecognized deferred tax liability for temporary differences relates to investments in these non-U.S. subsidiaries that are essentially permanent in duration and the Company anticipates that, if ever distributed, such amounts would not be taxed at greater than 40%. The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2013, because the Company intends to permanently reinvest such earnings outside the U.S. As of December 31, 2013, the amount of potential U.S. income tax of a future hypothetical distribution would not trigger a significant U.S. tax liability because the Company has tax attribute carryovers available that it can use to reduce its liability.
During the year ended December 31, 2013, the Company was notified by the Internal Revenue Service (IRS) that it will be audited for the tax years ended June 30, 2012 and 2011. As of December 31, 2013, no adjustments have been proposed by the IRS.
The Company has a tax year that is different from the fiscal year and is applying for a change in tax year to align the tax return period with the fiscal year.
In the first quarter of 2013, the American Taxpayer Relief Act of 2012 was signed into law that reinstated the U.S. federal R&D tax credit retroactive to January 1, 2012. Due to the law's effective enactment date, the impact to the Company of the reinstated credit was recognized during the year ended December 31, 2013.

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Facilities Lease
As of December 31, 2013, the Company leases a total of 132,176 square feet for its corporate headquarters in Sunnyvale, California. Of this total space, 79,776 square feet are leased under an operating lease that expires in November 2017, with an option to extend the lease term for an additional five years. The remaining 52,400 square feet, of which 32,000 square feet represents additional space that the Company exercised an option to lease during the year ended December 31, 2013, is leased under an operating lease which expires in February 2023 and has an option to extend the lease term for an additional five years. In addition, during the year ended December 31, 2013, the Company entered into an agreement to lease approximately 7,500 square feet for its Pharmacyclics Switzerland GmbH office under an agreement that expires in May 2015. During the year ended December 31, 2013, the Company entered into an agreement to lease 7,000 square feet of office space in South San Francisco, California under an operating lease which expires in September 2014.
The Company recognizes rental expense under the lease on a straight line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of December 31, 2013, future minimum lease payments under this non-cancelable operating lease are as follows (in thousands):

Operating Lease Commitments
2014	$2,474
2015	2,199
2016	2,161
2017	2,112
2018	857
Thereafter	3,773
Total	$13,576
Rent expense for the year ended December 31, 2013, the six months ended December 31, 2012, the year ended June 30, 2012 and the year ended June 30, 2011 was $1,752,000, $560,000, $1,006,000 and $776,000, respectively.
Purchase Commitments
The Company had noncancelable purchase obligations for approximately $34,800,000 and $2,326,000 as of December 31, 2013 and December 31, 2012, respectively.
Excess amounts under collaboration and license agreement with Janssen
The Company's worldwide collaboration and license agreement with Janssen provides the Company with an annual cap of its share of development costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement and any Excess Amounts are funded by Janssen. As of December 31, 2013, total Excess Amounts of $134,968,000 (which comprises the cumulative amount funded by Janssen to-date of $134,261,000 and interest of $707,000) would become payable once the Company reaches a third profitable calendar quarter for the product (see Note 5). Janssen may recoup the Excess Amounts, together with interest, from the Company's share of pre-tax profits (if any) in calendar quarters subsequent to its third profitable quarter for the product until the Excess Amounts and applicable interest has been fully repaid.
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

NOTE 12 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

			Years Ended
	Year Ended	Six Months Ended	June 30,
	December 31, 2013	December 31, 2012	2012	2011
Numerator:
Net income (loss)	$67,010	$117,533	$11,986	$(35,203)
Denominator:
Weighted average common shares-basic	72,777	69,676	68,728	59,973
Effect of dilutive securities:
Employee stock options	4,237	4,607	3,781	—
Employee stock purchase plan	69	125	108	—
Weighted average common shares - diluted	77,083	74,408	72,617	59,973
Net income (loss) per share:
Basic	$0.92	$1.69	$0.17	$(0.59)
Diluted	$0.87	$1.58	$0.17	$(0.59)
Potentially dilutive securities excluded from net income (loss) per share - diluted because their effect is anti-dilutive	848	445	441	6,858

Note 13 — QUARTERLY RESULTS (UNAUDITED)
The following table is in thousands, except per share amounts:

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Total revenue	$2,846	$54,684	$79,088	$123,551
Total costs and expenses	$55,810	$42,653	$25,662	$38,120
Net income (loss) from operations	$(52,964)	$12,031	$53,426	$85,431
Net income (loss)	$(51,911)	$12,351	$42,333	$64,237
Net income (loss) per share: (1)
Basic	$(0.73)	$0.17	$0.58	$0.87
Diluted	$(0.73)	$0.16	$0.55	$0.82
Shares used in computation of net income (loss) per share:
Basic	70,933	72,953	73,316	73,868
Diluted	70,933	77,194	77,659	77,917

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Total revenue	$1,927	$2,123	$102,695	$57,963
Total costs and expenses	$19,889	$19,605	$23,940	$16,667
Net income (loss) from operations	$(17,962)	$(17,482)	$78,755	$41,296
Net income (loss)	$(12,823)	$(16,906)	$75,606	$41,927
Net income (loss) per share: (1)
Basic	$(0.19)	$(0.24)	$1.09	$0.60
Diluted	$(0.19)	$(0.24)	$1.02	$0.56
Shares used in computation of net income (loss) per share:
Basic	68,848	69,081	69,512	69,839
Diluted	68,848	69,081	74,456	74,399

(1)
Basic and diluted net income (loss) per share amounts are computed independently for each of the quarters presented.  Therefore, the sum of quarterly basic and diluted net income (loss) per share information may not equal annual basic and diluted net income (loss) per share.

NOTE 14 – RELATED PARTY TRANSACTIONS
During the year ended June 30, 2012 and June 30, 2011, the Company paid Dr. Gwen Fyfe, a former member of its Board of Directors, approximately $89,000 and $490,000, respectively, for consulting services under a Consulting Agreement entered into prior to Dr. Fyfe joining the Company's Board in December 2010. The Company made no payments to Dr. Fyfe during the year ended December 31, 2013 and the six months ended December 31, 2012. In November 2011, the Company entered into an amendment (the “Amendment”) to its Consulting Agreement with Dr. Fyfe. The Amendment provided that Dr. Fyfe would receive a lump sum of $50,000 and that she will continue to provide limited consulting services to the Company for a period of two years. Payment of the $50,000 lump sum occurred in November 2011. In addition, the options to purchase 330,000 shares of the Company's common stock previously granted to Dr. Fyfe in connection with her consulting services continued to vest through November 30, 2011 and were to remain exercisable for a period of two years following the date of the Amendment. Dr. Fyfe did not stand for reelection at the Company's December 15, 2011 Annual Meeting of Stockholders. Options granted to Dr. Fyfe upon her initial election to the Board continued to vest through December 15, 2011; all such vested options and all additional options received by Dr. Fyfe in connection with her Board service were to remain exercisable for a period of three years from this date.
Robert W. Duggan, the Company's Chairman of the Board of Directors and Chief Executive Officer, participated in the Company's 2011 Registered Direct Offering for a total of $6,000,000.
NOTE 15 – SUBSEQUENT EVENTS
On February 12, 2014, the Company announced that the FDA approved IMBRUVICATM as a single agent for the treatment of patients with chronic lymphocytic leukemia (“CLL”) who have received at least one prior therapy. This approval of IMBRUVICATM in CLL triggered a $60,000,000 milestone payment to the Company under its collaboration agreement with Janssen Biotech Inc. The Company will recognize this milestone as revenue during the three months ending March 31, 2014.
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
As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b)  Management’s Annual Report on Internal Control Over Financial Reporting:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting.  The report on the audit of internal control over financial reporting is included in Item 8 in this Form 10-K.
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
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 is hereby incorporated by reference to the information under the captions, (i) “Election of Directors,” (ii) “Audit Committee,” (iii) “Code of Business Conduct and Ethics” and (iv) “Section 16(a) Beneficial Ownership Reporting Compliance,” contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our fiscal year ended December 31, 2013.
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
The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II - Valuation and Qualifying Accounts and Reserves

Schedule II: Valuation and Qualifying Accounts and Reserves
(in thousands)

	Balance at Beginning of Period	Additions	Write-offs/Adjustments	Balance at End of Period
Income Tax Valuation Allowance:
Fiscal year ended December 31, 2013	$31,915	$26,764	$—	$58,679
Six months ended December 31, 2012	$70,001	$—	$(38,086)	$31,915
Fiscal year ended June 30, 2012	$79,161	$—	$(9,160)	$70,001
Fiscal year ended June 30, 2011	$62,472	$16,689	$—	$79,161

All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(a) 3.	Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACYCLICS, INC.

Dated: February 26, 2014	By:	/s/ ROBERT W. DUGGAN
Robert W. Duggan
Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Robert W. Duggan and Manmeet Soni, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT W. DUGGAN
Robert W. Duggan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2014

/s/ MANMEET SONI
Manmeet Soni	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2014

/s/ ROBERT F. BOOTH, Ph.D.
Robert F. Booth, Ph.D.	Director	February 26, 2014

/s/ KENNETH A. CLARK
Kenneth A. Clark	Director	February 26, 2014

/s/ ERIC H. HALVORSON
Eric H. Halvorson	Director	February 26, 2014

/s/ MINESH P. MEHTA, M.D.
Minesh P. Mehta, M.D	Director	February 26, 2014

/s/ DAVID D. SMITH, Ph.D.
David D. Smith, Ph.D.	Director	February 26, 2014

/s/ RICHARD A. VAN DEN BROEK
Richard A. van den Broek	Director	February 26, 2014

EXHIBITS INDEX

Exhibit Number	Description
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

4.1	Specimen Certificate of the Company's Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-96048).
10.1+	The Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, Commission File No. 333-52881).
10.2+
The Company's Employee Stock Purchase Plan as amended and restated on October 25, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2011).

10.3+
Form of Notice of Grant of Stock Option generally to be used under the 1995 Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).

10.4+	Form of Stock Option Agreement (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, Commission File No. 333-52881).
10.5+	Form of Addendum to Stock Option Agreement (Special Tax Election) (incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.6+
Form of Addendum to Stock Option Agreement (Involuntary Termination following Change in Control) (incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).

10.7+	Form of Notice of Grant of Automatic Stock Option (Initial Grant) (incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.8+	Form of Notice of Grant of Automatic Stock Option (Annual Grant) (incorporated by reference to Exhibit 99.9 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.9+	Form of Employee Stock Purchase Plan Enrollment/Change Form (incorporated by reference to Exhibit 99.12 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.10+	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 99.13 to the Company's Registration Statement on Form S-8, Commission File No. 33-98514).
10.11
Lease and Lease Termination Agreement dated June 14, 2000 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the year ended June 30, 2001).

10.12
First Amendment to New Lease dated April 10, 2001 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the year ended June 30, 2001).

10.13
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

10.15+
The Company's 2004 Equity Incentive Award Plan (the "2004 Plan") as amended and restated on October 25, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2011).

10.16+
Form of Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2004).

10.17+
Form of Non-employee Director Option Agreement for the 2004 Plan (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on December 22, 2004).

10.18+
Form of Amendment to Form of Notice of Grant of Stock Option used under the Company's 1995 Stock Option Plan (the "1995 Plan") (incorporated by reference to Exhibit 10.5 to the quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.19
First Amendment To Patent License Agreement entered into on or about July 1, 1991 by and between the Company and the University of Texas System, Austin (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.20*
Assignment Agreement By and Between Pharmacyclics, Inc. and Applera Corporation dated April 7, 2006 (incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.21
Fourth Amendment to New Lease dated August 14, 2006 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.22
Fifth Amendment to New Lease dated July 11, 2008 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2008).

10.23*
Amendment No. 1 to Assignment Agreement by and between Pharmacyclics, Inc. and Applera Corporation dated May 12, 2008 (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

10.24+	Form of Restricted Stock Award Agreement for the 2004 Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.25*
Amendment No. 2 to Assignment Agreement by and between Pharmacyclics, Inc. and Celera Corporation dated March 2, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.26*
Amendment No. 3 to Assignment Agreement by and between Pharmacyclics, Inc. and Celera Corporation dated March 30, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.27+
Offer letter dated February 5, 2009 by and between the Company and Rainer M. Erdtmann (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.28*
Collaboration Agreement by and between Pharmacyclics, Inc. and Les Laboratoires Servier and Institut de Recherches Internationales Servier dated April 9, 2009 (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009).

10.29*
Drug Supply Agreement by and between Pharmacyclics, Inc. and Les Laboratoires Servier dated December 18, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009).

10.30
Sixth Amendment to New Lease dated January 20, 2011 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.31*
Collaboration and License Agreement by and between the Company and Janssen Biotech, Inc. dated as of December 8, 2011 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2011).

10.32
Seventh Amendment to New Lease dated February 14, 2012 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.33
Amendment No. 1 to the Collaboration Agreement by and between the Company and Les Laboratoires Servier and Institut De Recherches Internationales Servier dated as of January 5, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.34*
Amended and Restated License Agreement by and between the Company and Novo Nordisk A/S, dated as of June 28, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.35**	Manufacturing Supply Agreement by and between the Company and Lonza Sales Ltd., dated February 5, 2013.

10.36**	Amendment One to Manufacturing Supply Agreement by and between the Company and Lonza Sales Ltd., dated October 2, 2013.
10.37**	Build Out and Commercial Supply Agreement by and between the Company and Catalent CTS, LLC dated May 1, 2013.
10.38	First Amendment to the Company's Employee Stock Purchase Plan, as amended January 21, 2014.
10.39	Second Amendment to the Company's Employee Stock Purchase Plan, as amended January 21, 2014.
10.40
Eighth Amendment to New Lease dated February 14, 2012 by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.41
Commercial Lease Agreement by and between the Company and John G. and Theresa L. Hessler as Trustees of the Hessler 2007 Revocable Trust; Mark Dellamano, John Dellamano and Joseph Dellamano, as Tenants in Common.

10.42
Binding Notice to Landlord to Exercise Expansion Option pursuant to Section 1.6 of the Commercial Lease between the Company and John G. and Theresa L. Hessler as Trustees of the Hessler 2007 Revocable Trust; Mark Dellamano, John Dellamano and Joseph Dellamano, as Tenants in Common.

10.43	Form of Restricted Stock Unit Agreement for the 2004 Plan
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*   Confidential treatment has been granted as to certain portions of this agreement.
** Confidential treatment has been requested as to certain portions of this agreement.
+   Indicates a management contract or compensatory plan or arrangement.