Form 10-Q
period 2014-03-31
PHARMACYCLICS INC
filed 2014-05-08
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 28, 2014 there were 75,032,044 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

PHARMACYCLICS, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$678,625	$623,956
Marketable securities	11,431	11,672
Accounts receivable, net	27,013	11,044
Receivable from collaboration partners	1,047	51,957
Inventory	28,714	12,603
Advances to manufacturers	14,838	20,316
Prepaid expenses and other current assets	11,352	9,253
Total current assets	773,020	740,801
Property and equipment, net	29,800	25,471
Other assets	2,940	2,479
Total assets	$805,760	$768,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,230	$4,026
Accrued liabilities	63,161	71,188
Payable to collaboration partner	17,890	3,388
Income tax payable	30	1,448
Deferred revenue - current portion	12,862	7,581
Total current liabilities	95,173	87,631
Deferred revenue - non-current portion	44,648	52,025
Other long-term liabilities	1,568	1,472
Total liabilities	141,389	141,128
Commitments and contingencies (Notes 3 and 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; shares issued and outstanding 75,025,090 and 74,167,169 at March 31, 2014 and December 31, 2013, respectively	8	7
Additional paid-in capital	862,693	844,220
Accumulated other comprehensive loss	(9)	(8)
Accumulated deficit	(198,321)	(216,596)
Total stockholders’ equity	664,371	627,623
Total liabilities and stockholders’ equity	$805,760	$768,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenue:
License and milestone revenue	$60,000	$—
Product revenue, net	56,179	—
Collaboration services revenue	3,198	2,846
Total revenue	119,377	2,846
Costs and expenses:
Cost of goods sold	6,110	—
Research and development	35,292	35,784
Selling, general and administrative	34,715	20,026
Costs of collaboration (see Note 3)	25,035	—
Total costs and expenses	101,152	55,810
Income (loss) from operations	18,225	(52,964)
Interest income	80	76
Other income (expense), net	(42)	3
Income (loss) before income taxes	18,263	(52,885)
Income tax benefit	(12)	(974)
Net income (loss)	$18,275	$(51,911)
Net income (loss) per share:
Basic	$0.24	$(0.73)
Diluted	$0.23	$(0.73)
Weighted average shares used to compute net income (loss) per share:
Basic	74,754	70,933
Diluted	78,064	70,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended
	March 31,
	2014	2013
Comprehensive income (loss), net of taxes
Net income (loss)	$18,275	$(51,911)
Change in unrealized gain (loss) on marketable securities	(1)	—
Comprehensive income (loss)	$18,274	$(51,911)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$18,275	$(51,911)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	911	392
Stock-based compensation expense	12,986	23,578
Loss on property and equipment	—	110
Changes in assets and liabilities:
Accounts receivable, net	(15,969)	—
Receivable from collaboration partners	50,910	9,535
Inventory	(15,799)	—
Advances to manufacturers	5,478	—
Prepaid expenses and other assets	(2,564)	(2,725)
Accounts payable	(2,806)	9,881
Accrued liabilities	(7,046)	8,252
Payable to collaboration partners	14,502	—
Income taxes payable	(1,418)	(1,389)
Deferred revenue	(2,096)	(2,786)
Other long-term liabilities	96	(1)
Net cash provided by (used in) operating activities	55,460	(7,064)
Cash flows from investing activities:
Purchase of property and equipment	(6,211)	(2,087)
Purchase of marketable securities	(2,640)	(1,200)
Proceeds from sales of marketable securities	—	240
Proceeds from maturities of marketable securities	2,880	1,920
Net cash used in investing activities	(5,971)	(1,127)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	201,023
Proceeds from exercise of stock options and stock purchase rights	5,180	2,261
Net cash provided by financing activities	5,180	203,284
Increase in cash and cash equivalents	54,669	195,093
Cash and cash equivalents at beginning of period	623,956	307,433
Cash and cash equivalents at end of period	$678,625	$502,526
Supplemental disclosure of non-cash investing and financing activities:
Receivable for stock option exercises	$5	$1
Property and equipment purchases included in Accounts payable and Accrued liabilities	3,068	2,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Significant Accounting Policies
Company Overview
Pharmacyclics, Inc. ("Pharmacyclics" or the "Company") is a biopharmaceutical company that designs, develops and commercializes therapies with a focus on product candidates that are small-molecule drugs for the treatment of cancer and immune-mediated diseases.
On February 12, 2014, the U.S. Food and Drug Administration (FDA) approved IMBRUVICATM (ibrutinib, PCI-32765) under accelerated approval as a single agent for the treatment of patients with CLL who have received at least one prior therapy, the second indication for IMBRUVICATM. IMBRUVICATM first came to market on November 13, 2013, when the FDA approved IMBRUVICATM under accelerated approval as a single agent for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. The FDA approval for these indications was based on overall response rate (ORR). Improvements in survival or disease-related symptoms has not been established. IMBRUVICATM is the first once-daily, single-agent, oral kinase inhibitor for patients with MCL and patients with CLL who in each case have received one prior therapy and is being jointly developed and commercialized by Pharmacyclics and Janssen Biotech, Inc. and its affiliates ("Janssen"), one of the Janssen Pharmaceutical companies of Johnson & Johnson.
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
The interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with Article 10 of Regulation S-X which governs quarterly reporting and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of the Company's financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP"). The December 31, 2013 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2013, but does not include all disclosures required by accounting principles generally accepted in the United States.
In the opinion of management, the unaudited financial information for the interim periods presented reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Form 10-K for the year ended December 31, 2013. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Reclassification
Certain amounts within the condensed consolidated balance sheet for the prior periods have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company's previously reported financial position.
Significant Accounting Policies
In connection with the Company's commercial launch of IMBRUVICATM on November 13, 2013, it implemented the following significant accounting policies and estimates that are used in the determination of product revenue, net:
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
Product Revenue, Net
Product revenue, net consists of U.S. sales of IMBRUVICATM and is recognized once all four revenue recognition criteria described above have been met. The Company sells IMBRUVICATM to specialty pharmacies ("SP") that sells to individual patients, specialty distributors ("SD") that sells to hospital pharmacies, and to direct customers. The Company recognizes revenue from sales of IMBRUVICATM when the product’s title and risk of loss transfers to the customer. The Company determined that it has the ability to make reasonable estimates of product returns in order to recognize revenue at the time that title and risk of loss transfers to the customer based on the following factors: (1) the Company believes that it has sufficient insight into the distribution channel at the SP's and SD's in order to ascertain their inventory level and dispense data, (2) due to the price of the Company's product and limited patient population, its SP and SD customers have not built up significant levels of inventory, nor does the Company expect they will do so for the foreseeable future, (3) inventory on hand at the Company's SP customers was generally less than two weeks as of March 31, 2014, (4) there have been no product returns to-date since the Company's commercial launch of IMBRUVICATM on November 13, 2013 and (5) the Company believes there is limited risk of return of inventory in the channel due to expiration based on the shelf life of inventory in the channel.
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
Gross-to-net sales adjustments
Rebates
The Company records an allowance for rebates including mandated discounts under the Medicaid Drug Rebate Program. The allowance for rebates is based upon contractual agreements or legal requirements with public sector benefit providers, including Medicaid. The allowance for rebates represents the estimated amounts owed to such public sector benefit providers, including Medicaid, based on the estimated rebate percentage of forecasted eligible Medicaid sales. The estimated rebate percentage is based on statutory discount rates and expected utilization. The forecasted eligible Medicaid sales represents those sales made by the Company that will ultimately be consumed by patients covered by Medicaid. To estimate the allowance for rebates, the Company uses the estimated patient mix information which is provided by our specialty pharmacy customers, as well as third party sources. Rebates are generally invoiced and paid in arrears. As such, the allowance for rebates consists of an estimate of the amount expected to be incurred for the current quarter's shipments to patients, plus an accrual balance for estimated unpaid rebates from prior periods. The allowance for rebates is recorded within Accrued liabilities in the condensed consolidated balance sheets.
Charge-backs
Charge-backs are discounts that result from the difference between the prices at which the Company sells IMBRUVICATM to direct customers and the sales price ultimately paid to wholesalers under fixed price contracts by third-party payers. Such third-party payers, which primarily consist of the U.S. Department of Defense, U.S. Department of Veteran's Affairs (VA), Public Health Services (PHS), and other Federal Government institutions purchasing via the Federal Supply Schedule, purchase products through wholesalers at a lower price provided for in fixed price contracts and the wholesalers then charge the Company the difference between their acquisition cost and the lower program price. Charge-backs are recorded as a reduction to accounts receivable, net in the condensed consolidated balance sheets.
Product Returns
Consistent with industry practice, the Company generally offers its customers a limited right to return. The Company generally allows for the return of product that is a few months prior to and up to a few months after the product expiration date.

Additionally, the Company considers several other factors in the estimation process including the expiration dates of product shipped, third party data in monitoring channel inventory levels, shelf life of the product, prescription trends and other relevant factors. Provisions for estimated product returns are recorded within Accrued liabilities in the condensed consolidated balance sheets.
Medicare Part D coverage gap
Medicare Part D, also known as the Medicare prescription drug benefit, is a federal program to subsidize the costs of prescription drugs for Medicare beneficiaries in the United States. The Medicare Part D prescription drug benefit mandates that drug manufacturers fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Funding of the Medicare Part D gap is invoiced and paid in arrears. As such, the allowance for Medicare Part D consists of an estimate of the amount expected to be incurred for the current quarter's shipments to patients, plus an accrual balance for estimated shipments remaining in the channel at period end which are estimated to ship to Medicare Part D patients. The allowance for rebates is recorded within Accrued liabilities in the condensed consolidated balance sheets.
Prompt payment discounts
The Company generally offers cash discounts to its customers, generally a 2% discount applied to the invoice amount, as an incentive for prompt payment. The Company expects that all of its customers to whom it offers cash discounts for prompt payment to take advantage of the full amount of the 2% discount. The Company records the prompt-payment discount as a reduction to Accounts receivable, net in the condensed consolidated balance sheets.
Co-payment assistance
Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The Company accrues for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.
Donations to Third-Party Patient Assistance Foundations
The Company provides cash donations to independent third-party patient assistance foundations that, in turn, make grants to help qualifying patients meet their out-of-pocket costs (including co-pay payments or co-insurance obligations) in connection with their use of the Company's products as well as those of other pharmaceutical and biotechnology companies. These independent patient assistance foundations maintain their own patient eligibility criteria and independently determine for which medicinal products patients can receive financial assistance. Given the non-reciprocal nature of these transactions with parties who are not considered direct or indirect customers, and for which the Company does not receive any consideration, and the fact that the donation of cash does not have any conditions attached to the donation, the Company accounts for the cash donations as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
For a complete listing of the Company's significant accounting policies, please see Note 2 to its consolidated financial statements included in its Form 10-K for the year ended December 31, 2013.
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
The Company sells IMBRUVICATM to direct customers and through a limited number of specialty pharmacies and specialty distributors. The Company continuously monitors the creditworthiness of its customers and has internal policies regarding customer credit limits. The Company's policy is to estimate the allowance for doubtful accounts based on the credit worthiness of its customers, historical payment patterns, the aging of accounts receivable balances and general economic conditions. As of March 31, 2014, the Company had no allowance for doubtful accounts. For the three months ended March 31, 2014, 5 individual customers accounted for 30%, 16% , 15%, 11%, and 10% of accounts receivable, net, respectively.
Note 2 - Product Revenue, Net
Product revenue, net consists of revenue recorded on the sale of IMBRUVICATM which was approved by the FDA and commercially launched by the Company on November 13, 2013 for MCL. On February 12, 2014, the FDA approved and the

Company launched IMBRUVICATM for CLL. All product sales during three months ended March 31, 2014 were shipped to specialty pharmacies, specialty distributors and direct customers in the United States.
The following table summarizes the provisions, and credits/payments, for product revenue, net adjustments (in thousands):

Total
Balance as of December 31, 2013	$1,206
Provision related to current period sales	8,639
Credits/payments	(2,095)
Balance as of March 31, 2014	$7,750
The following table sets forth customers who represented 10% or more of the Company's product revenue, net for the three months ended March 31, 2014:

Three Months Ended
Customer	March 31, 2014
A	29%
B	19%
C	13%
D	12%

Note 3 - Collaboration and Other Agreements
The Company recognized revenue related to its collaboration and license arrangements as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Janssen	$63,135	$2,786
Les Laboratoires Servier ("Servier")	63	40
Other	—	20
Total	$63,198	$2,846
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
The collaboration has no fixed duration or expiration date and provided for payments by Janssen to the Company of a $150,000,000 non-refundable upfront payment upon execution, as well as potential future milestone payments of up to $825,000,000, based upon continued development progress ($250,000,000), regulatory progress ($225,000,000) and approval of the product in both the U.S. and the License Territory ($350,000,000). As of March 31, 2014, $445,000,000 in milestone payments have been earned by the Company under the Agreement and it may receive up to an additional $380,000,000 in development, regulatory and approval milestone payments. However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved.
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
The collaboration with Janssen provides the Company with an annual cap of its share of IMBRUVICATM related research and development expenses and selling, general and administrative expenses offset by pre-tax commercial profits for each calendar year. In the event that the Company's share of aggregate development costs in any given calendar year, together with any other amounts that become due from the Company, plus the Company's share of pre-tax loss (if any) for any calendar quarter in such calendar year, less the Company's share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the "Excess Amounts") are funded by Janssen. Under the Agreement, total Excess Amounts plus interest may not exceed $225,000,000.
The total Excess Amounts plus interest may not exceed $225,000,000 at any given time.  Interest shall be accrued on the outstanding balance with interest calculated at the average annual European Interbank Offered Rate ("EURIBOR") for the EURO or average annual London Interbank Offered Rate ("LIBOR") for U.S. Dollars as reported in the Wall Street Journal, plus 2%, calculated on the number of days from the date on which the Company's payment would be due to Janssen. The interest rate on outstanding Excess Amounts shall not exceed 5% per annum, and the cumulative interest on Excess Amounts shall not in the aggregate exceed $25,000,000.
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
Janssen Collaboration Revenue
Total revenue recognized with respect to the Agreement consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
License and milestone revenue	$60,000	$—
Collaboration services revenue	3,135	2,786
Total	$63,135	$2,786
For the three months ended March 31, 2014, the Company recognized $60,000,000 of milestone revenue under its collaboration agreement with Janssen. As previously announced, the $60,000,000 milestone payment to the Company was triggered on February 12, 2014 as a result of the FDA approval of IMBRUVICATM as a single agent for the treatment of patients with chronic lymphocytic leukemia (“CLL”) who have received at least one prior therapy.
As of March 31, 2014, total deferred revenue related to committee and development services under the Agreement with Janssen was $56,946,000, of which $44,648,000 was included in deferred revenue non-current portion.
Janssen Collaboration Cost Sharing and Excess Amounts
The Company recognized development costs under the collaboration as a component of research and development expense in the condensed consolidated statements of operations. The Company also recognized certain selling, general and administrative expenses under the collaboration, including marketing costs, patent costs and the Company's share of pre-tax commercial losses on sales of IMBRUVICATM as a component of selling, general and administrative in the condensed consolidated statements of operations. Expenses which were charged to the collaboration are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Collaboration expenses, unadjusted	$32,365	$38,463
Decrease for cost sharing	(7,963)	(16,291)
Research and development	$24,402	$22,172

Collaboration expenses, unadjusted	$18,220	$3,508
Decrease for cost sharing	(55)	(811)
Selling, general and administrative	$18,165	$2,697
During the three months ended March 31, 2014 and the three months ended March 31, 2013, the Company's share of costs under the Agreement was calculated as follows:

	Three Months Ended
	March 31,
	2014	2013
Research and development	$24,402	$22,172
Selling, general and administrative	18,165	2,697
	42,567	24,869
Less: Pharmacyclics' 50% share of net product revenue less cost of goods sold	25,035	—
Total net costs for IMBRUVICATM under the Agreement (1)	$17,532	$24,869
(1) The Company's total share of net costs under the Agreement did not exceed the $50,000,000 annual cap provided for in the Agreement. As such, no Excess Amounts were recorded for the three months ended March 31, 2014 and March 31, 2013.
For the three months ended March 31, 2014, Janssen's 50% share from net product revenue less cost of goods sold of IMBRUVICATM of $25,035,000 was included in Costs of collaboration in the Company's condensed consolidated statements of operations. Janssen's share was calculated as follows:

Three Months Ended
March 31, 2014
Product revenue, net	$56,179
Less: Cost of goods sold	6,110
50,069
Janssen's share of pre-tax profits	50%
Total Cost of Collaboration (Janssen's 50% share as per the Agreement)	$25,035
Pharmacyclics' 50% share of net product revenue less cost of goods sold	$25,035
As of March 31, 2014, the Company had $1,047,000 receivable from Janssen which primarily was related to materials and product purchases. As of December 31, 2013, the Company had $50,230,000 receivable from Janssen related to Excess Amounts and $1,607,000 due from Janssen related to value added taxes. The receivable from Janssen is included within receivable from collaboration partners on the condensed consolidated balance sheets.
As of March 31, 2014, the Company had $17,890,000 payable to Janssen which primarily consisted of amounts due for Janssen's share of pre-tax profits. As of December 31, 2013, the Company had $3,142,000 payable to Janssen under the cost sharing arrangement and $246,000 due to Janssen related to value added taxes. The payable to Janssen is included within payable to collaboration partner on the condensed consolidated balance sheets.

As of March 31, 2014, total Excess Amounts of $135,634,000 (which comprises the cumulative amount funded by Janssen to-date of $134,261,000 and interest of $1,373,000) would become payable once the Company reaches a third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax profits (if any) after the third profitable calendar quarter for the product.
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
Total revenue recognized with respect to the Company's collaboration and license agreement with Servier consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Collaboration services revenue	$63	$40
Total	$63	$40
License agreement with Novo Nordisk A/S
In October 2012, the Company entered into a license agreement with Novo Nordisk A/S ("Novo Nordisk"). Under the terms of the agreement, Novo Nordisk acquired the exclusive worldwide rights for the Company's small molecule Factor VIIa inhibitor, PCI-27483 as an excipient in a product containing a Novo Nordisk active pharmaceutical ingredient for a restricted disease indication outside of oncology. Novo Nordisk will utilize PCI-27483 as an excipient in a product within Novo Nordisk's biopharmaceutical unit. Novo Nordisk is solely responsible for all further research and development activities within the restricted disease indication outside of oncology.
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
Celera Corporation
In April 2006, the Company acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business  (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as approximately $97,000,000, although the Company currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to the Company's HDAC inhibitor program and approximately one-third relates to the Company's Factor VIIa inhibitor program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. To date, no milestone payments have been triggered related to the Company's HDAC inhibitor or Factor VIIa programs.
In addition to the milestone payments, the Company is required to make single-digit royalty payments based on annual sales of IMBRUVICATM and would be required to make single-digit royalty payments based on annual sales of drugs commercialized from the Company's HDAC inhibitor, Factor VIIa inhibitor and certain other BTK inhibitor programs. For the three months ended March 31, 2014, the Company recognized royalty expense under the Celera agreement of approximately $3,931,000 on net product sales of IMBRUVICATM in the United States. Royalty expense related to net product sales of IMBRUVICATM is included within cost of goods sold in the condensed consolidated statement of operations. No royalty expense was recognized under the Celera agreement for the three months ended March 31, 2013.
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
Note 4 - Inventory
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
The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$14,899	$8,007
Work-in-process	11,651	3,489
Finished goods	2,164	1,107
	$28,714	$12,603
The Company records cash advances that it pays prior to the receipt of inventory as advances to manufacturers in the condensed consolidated balance sheets. The cash advances may be forfeited if the Company terminates the scheduled production. The Company expects the carrying value of the advances to manufacturers to be fully realized.

Note 5 – Fair Value Measurements and Marketable Securities

The Company's marketable securities are classified as “available-for-sale.” The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in other income (expense), net in the condensed consolidated statements of operations.
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
The fair value of the Company's financial assets and liabilities is determined by using three levels of input which are defined as follows:
Level 1 - Quoted prices in active markets for identical assets or liabilities. At March 31, 2014, the Company's Level 1 assets were comprised of U.S. treasury securities and money market funds.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's short-term investments primarily utilize broker quotes in markets with infrequent transactions for valuation of these securities. At March 31, 2014, the Company's Level 2 assets were comprised of U.S. agency securities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At March 31, 2014, the Company did not hold any Level 3 assets.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The following is a summary of the Company's available-for-sale securities at March 31, 2014 and December 31, 2013, respectively (in thousands):

As of March 31, 2014	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. agency securities – FDIC insured	$11,440	$—	$(9)	$11,431
Total marketable securities	$11,440	$—	$(9)	$11,431

As of December 31, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. agency securities – FDIC insured	$11,680	$—	$(8)	$11,672
Total marketable securities	$11,680	$—	$(8)	$11,672
At March 31, 2014, the Company's marketable securities had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$11,440	$11,431
The following table sets forth the basis of fair value measurements for the Company's cash equivalents and available-for-sale securities as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
U.S. treasury bills	$474,985	$—	$—	$474,985
Money market funds	79,304	—	—	79,304
U.S. agency securities - FDIC insured	—	240	—	240
Marketable securities:
U.S. agency securities - FDIC insured	—	11,431	—	11,431
	$554,289	$11,671	$—	$565,960

	December 31, 2013
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
U.S. treasury bills	$269,488	$—	$—	$269,488
Money market funds	129,193	—	—	129,193
U.S. agency securities - FDIC insured	—	240	—	240
Marketable securities:
U.S. agency securities - FDIC insured	—	11,672	—	11,672
	$398,681	$11,912	$—	$410,593

Note 6 – Balance Sheet Components
Property and equipment, net, consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Equipment	$12,559	$11,827
Leasehold improvements	5,528	5,493
Furniture and fixtures	1,278	1,278
Construction in progress	19,065	14,592
	38,430	33,190
Less: Accumulated depreciation and amortization	(8,630)	(7,719)
	$29,800	$25,471

Accrued liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued clinical related	$17,166	$17,062
Accrued payroll and employee related expenses	16,006	20,500
Accrued inventory	1,528	7,592
Gross to net accruals	5,995	905
Accrued contract manufacturing	1,256	1,556
Accrued royalty	4,167	949
Accrued outside services	3,583	5,077
Accrued property and equipment purchases	3,028	4,039
Accrued value added taxes	1,654	7,041
Accrued other	8,778	6,467
	$63,161	$71,188
Deferred revenue consists of the following (in thousands):

Current portion:	March 31,	December 31,
	2014	2013
Deferred revenue related to Janssen	$12,297	$7,505
Deferred revenue related to net product sales	565	76
	$12,862	$7,581

Non-current portion:	March 31,	December 31,
	2014	2013
Deferred revenue from Janssen	$44,648	$52,025
Note 7 – Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the year-to-date pre-tax income (loss). In determining the estimated annual effective income tax rate, the Company analyzes various factors including projections of its annual earnings, the tax jurisdictions in which the earnings will be generated, the impact of state and local income taxes, its ability to use tax credits and net operating loss carryforwards and available tax planning alternatives. Discrete items including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur.
For the three months ended March 31, 2014, the Company recorded an income tax benefit of $12,000 compared to an income tax benefit of $974,000 for the three months ended March 31, 2013. The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to discrete benefits recorded in the period. For the three months ended March 31, 2014, no tax benefit has been recorded under an effective tax rate method as no benefit is expected to be realized for the current year given the Company's full valuation allowance position and also based on the Company's estimate of a tax provision for the year ending December 31, 2014. For the three months ended March 31, 2013, the income tax benefit was primarily related to the reversal of previously recorded Federal Alternative Minimum Tax partially offset by foreign tax expense.
The Company recorded a valuation allowance against all of its net deferred tax assets at both March 31, 2014 and December 31, 2013. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, considering the Company's current assessment of the probability of earning future milestones under its collaboration agreements and income from potential future sales of IMBRUVICATM, there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.

The total amount of the unrecognized tax benefits if recognized would be an adjustment to the amount of deferred tax assets reported. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically. In the event the Company receives an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of March 31, 2014, all tax years in the U.S. remain open due to the taxing authorities' ability to adjust operating loss carry forwards. The Company does not expect any material changes to the unrecognized tax benefits reported above during the next twelve months. The Company is unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.
During the year ended December 31, 2013, the Company was notified by the Internal Revenue Service (IRS) that it will be audited for the tax years ended June 30, 2012 and 2011. As of March 31, 2014, no adjustments have been proposed by the IRS.
Note 8 – Commitments and Contingencies
Facilities Lease
As of March 31, 2014, the Company leases 132,176 square feet for its corporate headquarters in Sunnyvale, California. Of this total space, 79,776 square feet are leased under an operating lease that expires in November 2017, with an option to extend the lease term for an additional five years. The remaining 52,400 square feet, of which 32,000 square feet represents additional space that the Company exercised an option to lease during the year ended December 31, 2013, is leased under an operating lease which expires in February 2023 and has an option to extend the lease term for an additional five years. In addition, during the year ended December 31, 2013, the Company entered into an agreement to lease approximately 7,500 square feet for its Pharmacyclics Switzerland GmbH office under an agreement that expires in May 2015. During the year ended December 31, 2013, the Company entered into an agreement to lease 7,000 square feet of office space in South San Francisco, California under an operating lease which expires in September 2014.
The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of March 31, 2014, the Company's future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal year	Operating Lease Commitments
2014 (remaining nine months)	$1,677
2015	2,092
2016	2,161
2017	2,112
2018	857
2019	882
Thereafter	2,890
Total	$12,671
Purchase Commitments
The Company had non-cancelable purchase obligations for approximately $12,840,000 and $34,800,000 as of March 31, 2014 and December 31, 2013, respectively.

Excess Amounts under collaboration and license agreement with Janssen
The Company's worldwide collaboration and license agreement with Janssen provides the Company with an annual cap of its share of development costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement and any Excess Amounts are funded by Janssen. As of March 31, 2014, total Excess Amounts of $135,634,000 (which is comprised of the cumulative amount funded by Janssen to-date of $134,261,000 and interest of $1,373,000) would become payable once the Company reaches a third profitable calendar quarter for the product (see Note 3). Janssen may recoup the Excess Amounts, together with interest from the Company's share of pre-tax profits (if any) in calendar quarters subsequent to its third profitable quarter for the product until the Excess Amounts and applicable interest has been fully repaid.
Legal Proceedings
The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Note 9 - Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, including performance-based stock options for which performance criteria have been achieved, restricted stock units and shares to be purchased under the employee stock purchase plan. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock can result in a greater dilutive effect from potentially dilutive securities.
The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net income (loss)	$18,275	$(51,911)
Denominator:
Weighted average common shares - basic	74,754	70,933
Effect of dilutive securities:
Employee stock options	3,306	—
Employee stock purchase plan	4	—
Restricted stock units	—	—
Weighted average common shares - diluted	78,064	70,933
Net income (loss) per share:
Basic	$0.24	$(0.73)
Diluted	$0.23	$(0.73)
Potentially dilutive securities excluded from net income (loss) per share - diluted because their effect is anti-dilutive	658	5,340

Note 10 - Stock-Based Compensation and Stockholders’ Equity

Common Stock
In March 2013, the Company sold 2,200,000 shares of its common stock in an underwritten public offering at $94.20 per share for net proceeds of $201,023,000 after deducting expenses of the offering. The closing of the offering took place on March 13, 2013.
Stock Plans
Pursuant to its 2004 Equity Incentive Award Plan, the Company grants time-based and performance-based stock options, restricted stock units and performance-based restricted stock units.
Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of goods sold	$417	$—
Research and development	5,535	11,180
Selling, general and administrative	7,034	12,398
Total stock-based compensation	$12,986	$23,578

The following table summarizes the Company's stock option activity for the three months ended March 31, 2014 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share
Balance at December 31, 2013	5,111	$23.54
Exercised	(858)	6.03
Granted	580	74.03
Forfeited	(54)	51.01
Balance at March 31, 2014	4,779	$33.10

The following table summarizes all of the Company's restricted stock unit activity for the three months ended March 31, 2014 (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	—	$—
Granted	39	141.46
Balance at March 31, 2014	39	$141.46
The accounting grant date for employee stock options and restricted stock units with performance obligations is the date on which the performance goals have been defined and a mutual understanding of the terms has been reached. The Company's time-based stock option awards and restricted stock units typically vest over a four-year period subject to the employee’s continued service. The Company's performance-based stock options and performance-based restricted stock units granted to executive officers typically vest over a four-year period and five-year period, respectively, subject to the satisfaction of performance criteria established annually for such executive as determined by the Compensation Committee after reviewing the performance reports. The tables above do not include 554,000 performance stock options and 50,000 performance based restricted stock units granted in current and prior fiscal years for which the performance criteria had not been established as of March 31, 2014.

 At March 31, 2014, 2,618,294 shares were available for grant under the Company's 2004 Equity Incentive Award Plan.
 There were no sales under the Employee Stock Purchase Plan ("Purchase Plan") during the three months ended March 31, 2014 and three months ended March 31, 2013. Shares available for future purchase under the Purchase Plan were 526,922 at March 31, 2014.
Additional paid-in capital increased by $18,473,000 during the three months ended March 31, 2014 as a result of stock-based compensation expense of $13,297,000 and the issuance of common stock upon exercise of stock options of $5,176,000.
Note 11 – Recent Accounting Pronouncements
During the fiscal first quarter of 2013, the FASB issued amended guidance clarifying the release of accumulated Foreign Currency Translation from Accumulated Other Comprehensive Income ("AOCI") into current year Net Earnings. The amendment requires that when the parent company ceases to have a controlling interest in a subsidiary or a business within a foreign entity the parent is to release accumulated Foreign Currency Translation from AOCI. This update is required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard did not have a material impact on the Company's results of operations, cash flows or financial position.
In July 2013, FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company's results of operations, cash flows or financial position.
Note 12 – Subsequent Events
Supplemental New Drug Application Filing
On April 8, 2014, the Company announced that it has submitted a supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration (FDA), based on data from the randomized, multi-center, open-label Phase III RESONATETM study, PCYC-1112, a head-to-head comparison of single agent IMBRUVICATM (ibrutinib) versus ofatumumab in 391 patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL), who had received at least one prior therapy. IMBRUVICATM is being jointly developed and commercialized by Pharmacyclics and Janssen Biotech, Inc.
Acquisition of Technology
On April 15, 2014, the Company entered into an agreement with a third party to acquire technology assets in the amount of $9,250,000 in cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Form 10-K filed with the Securities and Exchange Commission on February 26, 2014.
The following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events, such as our future clinical and product development, financial performance and regulatory review of our product candidates. Our actual results could differ materially from any future performance suggested in this report as a result of various factors, including those discussed elsewhere in this report, in our Form 10-K for the year ended December 31, 2013 and in our other Securities and Exchange Commission reports and filings. All forward-looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.
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
On February 12, 2014, the U.S. Food and Drug Administration (FDA) approved IMBRUVICATM (ibrutinib, PCI-32765) under accelerated approval as a single agent for the treatment of patients with CLL who have received at least one prior therapy, the second indication for IMBRUVICATM. IMBRUVICATM first came to market on November 13, 2013, when the FDA approved IMBRUVICATM under accelerated approval as a single agent for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. The FDA approval for these indications was based on overall response rate (ORR). Improvements in survival or disease-related symptoms has not been established. IMBRUVICATM is the first once-daily, single-agent, oral kinase inhibitor for patients with MCL and patients with CLL who in each case have received one prior therapy and is being jointly developed and commercialized by Pharmacyclics and Janssen Biotech, Inc. and its affiliates ("Janssen"), one of the Janssen Pharmaceutical companies of Johnson & Johnson.
In addition to IMBRUVICATM, Pharmacyclics has three other product candidates in clinical development and several preclinical molecules in lead optimization. We are committed to high standards of ethics, scientific rigor, and operational efficiency as we move each of these programs toward potential commercialization.
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

Product Candidates	Disease Indication	Development Status(1)
IMBRUVICA BTK Inhibitor	B-cell lymphomas:	Multiple trials (Phase I, II, III) in treatment naive and in relapsed/refractory patients
• Chronic lymphocytic leukemia
• Small lymphocytic lymphoma
• Mantle cell lymphoma
• Diffuse large B-cell lymphoma
• Follicular lymphoma
• Multiple myeloma
• Waldenstrom's macroglobulinemia
• Marginal zone lymphoma
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
Marketed Product - IMBRUVICATM (ibrutinib)
IMBRUVICATM is approved by the U.S. Food and Drug Administration as a single agent for the treatment of patients with MCL and patients with CLL who in each case have received at least one prior therapy. The FDA approval for these indications was based on ORR. An improvement in survival or disease-related symptoms has not been established. IMBRUVICATM is a new agent that inhibits the function of Bruton's tyrosine kinase (BTK). BTK is a key signaling molecule of the B-cell receptor signaling complex that plays an important role in the survival of malignant B-cells. IMBRUVICATM blocks signals that stimulate malignant B-cells to grow and divide uncontrollably.
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
IMBRUVICATM (ibrutinib) - Selected Clinical Trial Updates
Chronic Lymphocytic Leukemia/ Small Lymphocytic Lymphoma (CLL/SLL)

•
RESONATE™ (PCYC-1112): Phase III study of IMBRUVICATM versus ofatumumab in patients with relapsed/refractory (R/R) CLL/SLL was initiated in the second quarter of 2012. This is a randomized, multi-center, open-label

Phase III trial of IMBRUVICATM as a monotherapy. This 391 patient study met its primary end point of PFS as well as a key secondary endpoint of overall survival at the pre-planned interim analysis in January 2014. We have filed the study data with the FDA in April 2014.

•
RESONATE™-17 (PCYC-1117): Open label, single arm, Phase II study of IMBRUVICATM as a mono-therapy in patients with CLL who have deletion of chromosome 17p and who did not respond to or relapsed after at least one prior treatment (a high unmet need population) was initiated in the first quarter of 2013. The primary endpoint of the study is overall response rate (ORR). This global study completed its enrollment of 145 patients in the third quarter of 2013, more than two quarters ahead of schedule. Patients will be followed for 12 months after the enrollment of the last patient for an assessment of ORR.

•
RESONATE™-2 (PCYC-1115): Phase III study of IMBRUVICATM versus chlorambucil in newly diagnosed elderly CLL/SLL patients was initiated in the first quarter of 2013. This is a randomized, multicenter, open-label trial of IMBRUVICATM as a monotherapy versus chlorambucil in patients 65 years or older with treatment naïve CLL/SLL. The study design was agreed upon with the FDA under a Special Protocol Assessment (SPA). The primary objective of the study is to demonstrate a clinically significant improvement in PFS when compared to chlorambucil. Pharmacyclics has completed enrollment of 273 patients worldwide in February 2014, approximately 9 months ahead of the original schedule.

•
HELIOS (CLL3001): Phase III study of IMBRUVICATM in combination with bendamustine and rituximab in patients with R/R CLL/SLL was initiated in the third quarter of 2012. This is a randomized, multi-center, double-blinded, placebo-controlled trial of IMBRUVICATM in combination with bendamustine and rituximab versus placebo in combination with bendamustine and rituximab (BR) in R/R CLL/SLL patients who have received at least one line of prior therapy. The primary objective of the study is to demonstrate a clinically significant improvement in PFS when compared to bendamustine and rituximab. This study completed enrollment of 578 patients worldwide during the first quarter of 2014.

•
BRILLIANCE (CLL3002): Phase III study of IMBRUVICATM versus rituximab in patients with R/R CLL/SLL was initiated in the fourth quarter of 2013. This is a randomized, open-label, multi-center study to evaluate the efficacy and safety of versus rituximab in adult Chinese patients with R/R CLL or SLL with active disease requiring treatment, who have failed at least 1 prior line of therapy and are not considered appropriate candidates for treatment or retreatment with purine analog-based therapy or combination chemoimmunotherapy. The primary objective of the study is to demonstrate a clinically significant improvement in PFS. The enrollment target of this study is 150 patients.

•
Third party sponsored: Phase III study of IMBRUVICATM versus IMBRUVICATM + rituximab versus bendamustine + rituximab in frontline newly diagnosed elderly (≥ 65 Years of Age) CLL/SLL patients (Alliance A041202) was initiated by the National Cancer Institute in the fourth quarter of 2013. This is a randomized, multi-center study designed to evaluate the improvement in PFS of IMBRUVICATM with or without rituximab vs bendamustine and rituximab. Secondary outcome measures include overall survival and duration of response. The enrollment target of this multi-center study is 523 patients, enrollment initiated during the first quarter of 2014.

•
Third party sponsored: Phase III study in treatment naive, young fit patients with CLL, comparing the combination of IMBRUVICATM and Rituxan to chemo immunotherapy of FCR (fludarabine, cyclophosphamide, and rituximab), (ECOG1912), was initiated by the Eastern Cooperative Oncology Group in the first quarter of 2014. This is a randomized study designed to evaluate the improvement in PFS of IMBRUVICATM with rituximab vs FCR. Secondary outcome measures include overall survival and adverse events. The enrollment target of this multi-center study is 519 patients.

•
Third party sponsored: Phase III study in untreated, intermediate and high-risk patients with CLL, comparing monotherapy IMBRUVICATM to placebo or no therapy, (CLL12), was initiated by the German Study Group in the first quarter of 2014. This is a randomized study designed to evaluate the improvement in event-free survival (EFS) of IMBRUVICATM vs. watch and waiting. Secondary outcome measures include ORR and PFS. The enrollment target of this multi-center study is 302 patients.

Mantle Cell Lymphoma (MCL)

•
RAY (MCL3001): Phase III study of IMBRUVICATM versus temsirolimus in R/R MCL patients was initiated in the fourth quarter of 2012. This is a randomized, multi-center, open-label trial of IMBRUVICATM as a monotherapy versus temsirolimus in R/R MCL patients who received at least one prior rituximab-containing chemotherapy regimen. The primary endpoint of the study is PFS. The enrollment target of this global study was 280 patients. This trial completed enrollment in Q4 of 2013.

•
SHINE (MCL3002): Phase III study of IMBRUVICATM in combination with BR in elderly patients with newly diagnosed MCL was initiated in the second quarter of 2013. This is a randomized, multi-center, double-blinded, placebo-controlled trial of IMBRUVICATM plus BR versus placebo plus BR in patients 65 years or older with newly diagnosed MCL. The primary endpoint of the study is PFS. The enrollment target of this global study is 520 patients.

Diffuse Large B-cell Lymphoma (DLBCL)

•
PHOENIX (DBL3001): Phase III study of IMBRUVICATM in combination with R-CHOP (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone) in patients with newly diagnosed non-GCB subtype of DLBCL was initiated in the third quarter of 2013. This is a randomized, multi-center, double-blinded, controlled trial of IMBRUVICATM plus rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone (R-CHOP) versus R-CHOP in patients with newly diagnosed non-GCB subtype DLBCL. The primary endpoint of the study is to demonstrate a clinically significant improvement in event-free survival when compared to R-CHOP. The enrollment target of this global study is 800 patients.

Follicular Lymphoma (FL)

•
PCYC 1125: Phase II multicenter, open-label, study of IMBRUVICATM, in combination with Rituximab in previously untreated subjects with follicular lymphoma was initiated in the fourth quarter of 2013. The primary endpoint of this study is overall response rate. The enrollment target of this study is 80 patients.

•
DAWN (FLR2002): Phase II study of IMBRUVICATM in patients with R/R FL was initiated in the second quarter of 2013. This is a multi-center, open-label, single-arm, global trial of IMBRUVICATM in patients with chemoimmunotherapy-resistant FL, whose disease has relapsed from at least 2 prior lines of therapy, including at least 1 rituximab combination chemotherapy regimen. The primary endpoint of this study is overall response rate. The enrollment target of this global study is 110 patients.

•
SELENE (FLR3001): Phase III study of IMBRUVICATM in patients with R/R indolent Non-Hodgkin’s Lymphoma (iNHL) was initiated in the first quarter of 2014. This is a randomized, multi-center, placebo-controlled Phase III trial of in combination with either BR or RCHOP in patients with previously treated indolent Non-Hodgkin Lymphoma (iNHL). The primary endpoint of this study is progression free survival. The enrollment target of this global study is 400 patients.

Marginal Zone Lymphoma (MZL)

•
PCYC-1121: Phase II study of IMBRUVICATM in patients with R/R marginal zone lymphoma was initiated in the fourth quarter of 2013. This is a multicenter, open-label, monotherapy study to evaluate the safety and efficacy of IMBRUVICATM in patients with R/R marginal zone lymphoma. The primary endpoint of this study is overall response rate and the enrollment target of this study is 60 patients.

Waldenstrom's Macroglobulinemia (WM)

•
Third party sponsored: Phase II study of IMBRUVICATM in patients with R/R Waldenstrom's Macroglobulinemia was initiated in the second quarter of 2012. This is a multicenter, open label study of monotherapy IMBRUVICATM in patients with WM who failed at least one prior therapy. The primary endpoint of this study is ORR. The study will also assess the safety and tolerability of IMBRUVICATM as well as progression-free survival. This study is sponsored by the Dana-Farber Cancer Institute and completed enrollment of 63 patients with data recently presented at ASH 2013 and included in the “Best of ASH”.

Multiple Myeloma (MM)

•
PCYC-1111: Phase II study of IMBRUVICATM in patients with R/R multiple myeloma was initiated in the first quarter of 2012. This is a Phase II, multi-center, open-label trial designed to assess the safety and efficacy of IMBRUVICATM as a single agent and in combination with dexamethasone in patients with R/R MM. At this time, an expansion of cohorts 1, 2 and 3 (420mg, 560mg with dexamethasone, and 840mg) is not planned due to the fact that the protocol-defined response rate was not achieved. The Company is expanding the fourth dosing cohorts (840mg with dexamethasone) as it crossed a minimum pre-defined boundary of efficacy. The clinical development focus of IMBRUVICATM in this indication will be in combination therapies.

•
PCYC-1119: Phase I/IIb study of IMBRUVICATM in combination with carfilzomib in patients with R/R MM was initiated in the third quarter of 2013. The Phase I portion of this study is a dose escalation study designed to assess the safety and recommended Phase IIb dose of IMBRUVICATM and carfilzomib. The Phase IIb portion will be a randomized, double-blind, placebo controlled study to evaluate the efficacy of IMBRUVICATM and carfilzomib versus carfilzomib and placebo. The primary endpoint of the Phase IIb portion of the study is progression-free survival. The enrollment target of this study is 176 patients.
IMBRUVICATM (ibrutinib) - Regulatory Update
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
IMBRUVICATM (ibrutinib) - Breakthrough, Fast Track and Orphan Drug Designations
In the U.S., the FDA granted orphan drug designation to IMBRUVICATM for the following orphan diseases: CLL on April 6, 2012, MCL on December 3, 2012, MM on May 16, 2013, SLL on May 30, 2013, WM on October 15, 2013 and DLBCL on October 23, 2013. A U.S. orphan drug designation provides the drug developer with several benefits and incentives related to the orphan drug, including a 7-year period of U.S. marketing exclusivity if the drug is the first of its type approved for the specified indication.
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
The collaboration has no fixed duration or expiration date and provided for payments by Janssen to us of a $150,000,000 non-refundable upfront payment upon execution, as well as potential future milestone payments of up to $825,000,000 based upon continued development progress ($250,000,000), regulatory progress ($225,000,000) and approval of the product in both the U.S. and the License Territory ($350,000,000). As of March 31, 2014, $445,000,000 in milestone payments had been earned by us under the Agreement and we may receive up to an additional $380,000,000 in development, regulatory and approval milestone payments.
During the three months ended March 31, 2014, we announced that the FDA approved IMBRUVICATM as a single agent for the treatment of patients with CLL who have received at least one prior therapy. This approval of IMBRUVICATM in CLL triggered a $60,000,000 milestone payment to us under the Agreement.
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
The collaboration with Janssen provides us with an annual cap of our share of collaboration costs and pre-tax commercialization losses for each calendar year until the third profitable calendar quarter for the product, as determined in the Agreement. In the event that our share of aggregate development costs in any given calendar year, together with any other amounts that become due from us, plus our share of pre-tax loss (if any) for any calendar quarter in such calendar year, less our share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the "Excess Amounts") are funded by Janssen. The total Excess Amounts plus interest may not exceed $225,000,000.  Interest shall be accrued on the outstanding balance with interest calculated at the average annual European Interbank Offered Rate ("EURIBOR") for the EURO or average annual London Interbank Offered Rate ("LIBOR") for U.S. Dollars as reported in the Wall Street Journal, plus 2%, calculated on the number of days from the date on which our payment would be due to Janssen. The interest rate on outstanding Excess Amounts shall not exceed 5% per annum, and the cumulative interest on Excess Amounts shall not in the aggregate exceed $25,000,000.
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
We recognize Excess Amounts as a reduction to costs and expenses as our repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from our share of pre-tax profits (if any) after the third profitable calendar quarter for the product.
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
For the three months ended March 31, 2014, Janssen's 50% share from product revenues, net less cost of goods sold of IMBRUVICATM of $25,035,000 was included in costs of collaboration in our condensed consolidated statements of operations.
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
Results of Operations
Total Revenue (in thousands):

	Three Months Ended March 31,		Increase/	Percent
	2014	2013	(Decrease)	Change

License and milestone revenue	$60,000	$—	$60,000	N/A
Product revenue, net	56,179	—	56,179	N/A
Collaboration services revenue	3,198	2,846	352	12%
Total revenue	$119,377	$2,846	$116,531	N/A
Total revenue increased by $116,531,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to an $60,000,000 increase in milestone revenue earned under the worldwide collaboration and license agreement with Janssen ("Agreement"), a $56,179,000 increase in product revenue, net due to sales of IMBRUVICATM and a $352,000 increase in collaboration services revenue primarily related to the Janssen agreement.
License and milestone revenue
For the three months ended March 31, 2014, license and milestone revenue was comprised of $60,000,000 of milestone revenue earned under our collaboration and license agreement with Janssen. As previously announced, the $60,000,000 milestone payment to us from Janssen was triggered on February 12, 2014 as a result of the FDA approval of IMBRUVICATM as a single agent for the treatment of patients with chronic lymphocytic leukemia (“CLL”) who have received at least one prior therapy.
Product revenue, net
Product revenue, net consists of revenue recorded on sales of IMBRUVICATM. IMBRUVICATM has been approved by the U.S. Food and Drug Administration (FDA) and is currently marketed in the United States as a single agent for the treatment of patients with MCL and patients with CLL who in each case have received at least one prior therapy. IMBRUVICATM received approval from the FDA for MCL on November 13, 2013 and for CLL on February 12, 2014. The three months ended March 31, 2014 represented the first full quarter of product sales for IMBRUVICATM and the first full quarter for the company as a commercial organization.
We recognize revenue from the sale of IMBRUVICATM when the product’s title and risk of loss transfers to the customer. We derive product revenue, net based on net sales to our specialty pharmacy, specialty distributor and direct customers, less estimated government rebates, charge-backs, returns reserve and prompt payment discounts.
Collaboration services revenue
Collaboration services revenue increased by $352,000 or 12% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to higher development efforts under our worldwide collaboration and license agreement with Janssen (the "Agreement") which increased the amount of deferred revenue recognized. In December 2011, we entered into the Agreement which provided for a $150,000,000 non-refundable upfront payment upon execution (see Note 3 to the condensed consolidated financial statements). The revenue related to the upfront payment was allocated $70,605,000 to the licenses, $14,982,000 to the committee services and $64,413,000 to the development services. Since inception, the $14,982,000 and $64,413,000 allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively. As of March 31, 2014, approximately $56,946,000 was included in deferred revenue related to the committee and development services, of which $44,648,000 was included in deferred revenue non-current.
Cost of goods sold (in thousands):

	Three Months Ended March 31,		Increase/	Percent
	2014	2013	(Decrease)	Change

Cost of goods sold	$6,110	$—	$6,110	N/A
Cost of goods sold includes third-party manufacturing costs of products sold, fixed manufacturing overhead, royalty fees, and other indirect costs such as employee compensation. For the three months ended March 31, 2014, cost of goods sold included $3,931,000 of royalty expense incurred under the Celera agreement (see Note 3 to the condensed consolidated financial statements).
We began capitalizing inventory during the three months ended December 31, 2013 in connection with the FDA’s approval of IMBRUVICATM in such quarter, as the related costs were expected to be recoverable through the commercialization of the product. As of December 31, 2013, inventory related costs of $16,100,000 incurred prior to FDA approval were recorded as research and development expenses in our statements of operations, of which $14,500,000 was remaining on hand as of March 31, 2014. We expect to sell the remaining pre-commercialization inventory on hand over the next 15 to 18 months. Subsequent to the utilization of all our pre-commercialization inventory, we estimate cost of goods sold as a percentage of product revenue, net will be in the range of high single digit to low double digit percentage. The range is impacted by our estimate of materials costs from our suppliers as well the level of our fixed overhead costs estimated in relation to our future sales levels.
Research and development (in thousands):

	Three Months Ended March 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
Research and development	$35,292	$35,784	$(492)	(1)%
Research and development expense decreased by $492,000, or 1% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to a $9,800,000 decrease in pre-FDA approval drug manufacturing costs and a $5,600,000 decrease in stock-based compensation expense, partially offset by an $8,300,000 decrease in the reimbursement of expenses under the Janssen agreement, a $2,700,000 increase in payroll and related expenses, a $2,000,000 increase in third party clinical trial costs, and a $1,500,000 increase in expenses related to investigator sponsored trials.
Average research and development headcount increased from 185 to 277 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. In the near term, we intend to hire additional research and development employees, as well as incur costs under our collaboration agreements as we continue to invest in the development of our products (see Note 3 to our condensed consolidated financial statements). Accordingly, we expect that our research and development expenses will continue to increase.
Research and development costs are identified as either directly attributed to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist of personnel costs directly associated with a program, preclinical study costs, clinical trial costs, and related clinical drug and manufacturing costs, drug formulation costs, contract services and other research expenditures. Indirect costs consist of personnel costs not directly associated with a program, overhead and facility costs and other support service expenses. The following table summarizes our principal product development initiatives, including the related stages of development for each product, the direct costs attributable to each product and total indirect costs for each respective period. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see Item 1A, Risk Factors and the Risk Factors discussed in our Form 10-K for the year ended December 31, 2013.
Direct costs by program and indirect costs are as follows (in thousands):

			R&D Expenses
			Three Months Ended March 31,
Product	Description	Phase of Development	2014	2013
BTK Inhibitors	Cancer/autoimmune	Phase I/II/III, Pre-clinical	$23,424	$19,831
HDAC Inhibitors	Cancer	Phase I/II	59	518
Factor VIIa Inhibitor	Cancer	Phase II	9	145
	Total direct costs		23,492	20,494
	Indirect costs		11,800	15,290
	Research and development		$35,292	$35,784
Selling, general and administrative (in thousands):

	Three Months Ended March 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
Selling, general and administrative	$34,715	$20,026	$14,689	73%
Selling, general and administrative expense for the three months ended March 31, 2014 increased by $14,689,000, or 73%, compared to the three months ended March 31, 2013. The increase was primarily due to a $9,900,000 increase in payroll and related expenses due to the build-up of our commercial organization and a $4,000,000 increase in our donations to third-party patient assistance foundations.
The average selling, general and administrative headcount increased from 61 to 222 in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. In the near term, we intend to hire additional sales, marketing, and other administrative employees, as well as incur costs under our collaboration agreements as we continue to commercialize our products.

Costs of collaboration (in thousands):

	Three Months Ended March 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
Costs of collaboration	$25,035	$—	$25,035	N/A
In connection with the Janssen agreement, net profits from the commercialization of products resulting from the collaboration, including IMBRUVICATM, are shared 50% by us and 50% by Janssen (see Note 3 to the condensed consolidated financial statements).
For the three months ended March 31, 2014, Janssen's share of profits from net product revenue less cost of goods sold of IMBRUVICATM of $25,035,000 was included in costs of collaboration in our condensed consolidated statements of operations.
Income tax benefit (in thousands):

	Three Months Ended March 31,		Increase/	Percent
	2014	2013	(Decrease)	Change
Income tax benefit	$(12)	$(974)	$962	(99)%
The income tax benefit for the three months ended March 31, 2014 and the three months ended March 31, 2013 was calculated based upon the application of a forecasted annual income tax rate applied to the year-to-date pre-tax income (loss), except that for the 2014 period, no tax benefit has been recorded under an effective tax rate method as no benefit is expected to be realized for the current year given our full valuation allowance position and also based on our estimate of a tax provision for the year ending December 31, 2014.
Liquidity and Capital Resources
Our principal sources of working capital have been private and public equity financings as well as proceeds from collaborative research and development agreements. At March 31, 2014, we had $690,056,000 in cash, cash equivalents and marketable securities.
Net cash provided by operating activities of $55,460,000 during the three months ended March 31, 2014 primarily consisted of net income of $18,275,000, adjusted by $12,986,000 for stock-based compensation expense, a $50,910,000 decrease in the receivable from collaboration partners and a $14,502,000 increase in the payable to collaboration partners. The increase in cash provided by operating activities were partially offset by an increase in trade receivable of $15,969,000 due to sales of IMBRUVICATM during the three months ended March 31, 2014, an increase in inventory of $15,799,000 to meet customer demand and a decrease in accrued liabilities of $7,046,000 primarily due to the payment of bonuses during the three months ended March 31, 2014 and the timing of payments for inventory purchases.
Net cash used in operating activities of $7,064,000 during the three months ended March 31, 2013 primarily consisted of net loss of $51,911,000 for the three months ended March 31, 2013, adjusted by $23,578,000 for stock-based compensation expense, a $9,535,000 decrease in the receivable from collaboration partner, a $9,881,000 increase in accounts payable, and a $8,252,000 increase in accrued liabilities. These increases in cash flows from operating activities were partially offset by a $2,786,000 decrease in deferred revenue and a $2,725,000 increase in prepaid expenses and other assets. The decrease in accounts receivable was primarily due to a decrease in receivables from Janssen. The increase in accounts payable and accrued liabilities was primarily due to increased costs related to our clinical trials activities. The increase in prepaid expenses and other assets was primarily due to deposits paid during the period.
Net cash used in investing activities of $5,971,000 for the three months ended March 31, 2014 consisted primarily of $6,211,000 used to purchase property and equipment, $2,640,000 used to purchase marketable securities, partially offset by $2,880,000 of proceeds from maturities of marketable securities.
Net cash used in investing activities of $1,127,000 for the three months ended March 31, 2013 consisted primarily of $2,087,000 used to purchase property and equipment and $1,920,000 of proceeds from the maturities of marketable securities, partially offset by $1,200,000 used to purchase marketable securities.
Net cash provided by financing activities of $5,180,000 for the three months ended March 31, 2014 consisted of $5,180,000 of proceeds from the issuance of common stock upon the exercise of stock options.

Net cash provided by financing activities of $203,284,000 for the three months ended March 31, 2013 consisted primarily of $201,023,000 of net proceeds from the issuance of shares in a public stock offering and $2,261,000 of proceeds from the issuance of common stock upon the exercise of stock options.
During the three months ended March 31, 2013, we sold 2,200,000 shares of our common stock in an underwritten public offering at $94.20 per share for net proceeds of $201,023,000 after deducting expenses of the offering. The closing of the offering took place on March 13, 2013.
In December 2011, we received a $150,000,000 upfront payment from our collaboration and license agreement with Janssen. The collaboration and license agreement provided us with the potential to receive future milestone payments of up to $825,000,000. As of March 31, 2014, $445,000,000 in milestone payments have been earned by us under the Agreement and we may receive up to an additional $380,000,000 in development, regulatory and approval milestone payments. However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved (See Note 3 to the condensed consolidated financial statements for additional information).
We anticipate that our capital requirements will increase in 2014 as we continue to incur costs for the full year impact of the commercial launch of IMBRUVICATM in the U.S., to conduct sales and marketing, to manufacture additional commercial product and also to further develop IMBRUVICATM and our other product candidates.
Under the Janssen Agreement, we have a $50,000,000 annual cap on our share of collaboration costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the Agreement and any Excess Amounts are funded by Janssen. In the event that we achieve a third profitable calendar quarter from sales of IMBRUVICATM, which was commercially launched during the year ended December 31, 2013, or in the event that we fully utilize the maximum Excess Amounts provided for in the Agreement, we will no longer receive Excess Amounts and our cash expenditures will increase. Further, Excess Amounts will become payable to Janssen together with interest from our share of pre-tax profits (if any) in calendar quarters subsequent to our third profitable calendar quarter until the Excess Amounts and applicable interest has been fully repaid (see Note 3 to the condensed consolidated financial statements).
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
Contractual Obligations
The following table summarizes our primary non-cancelable contractual obligations as of March 31, 2014 (in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Remaining nine months	2015	2016	2017	2018	2019	Thereafter
Operating lease obligations	$12,671	$1,677	$2,092	$2,161	$2,112	$857	$882	$2,890
Purchase commitments (2)	12,840	12,840	—	—	—	—	—	—
Total	$25,511	$14,517	$2,092	$2,161	$2,112	$857	$882	$2,890
(1) Excluded from the above table are Excess Amounts under the collaboration and license agreement with Janssen. Our worldwide collaboration and license agreement with Janssen provides us with an annual cap on our share of development costs and pre-tax losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement and any Excess Amounts are funded by Janssen. As of March 31, 2014, total Excess Amounts of $135,634,000 (which comprises the cumulative amount funded by Janssen to date of $134,261,000 and interest of $1,373,000) would become payable once we reach a third profitable quarter for the product (see Note 3 to the condensed consolidated financial statements). Janssen may recoup the Excess Amounts, together with interest from our share of pre-tax profits (if any) in calendar quarters subsequent to its third profitable quarter for the product until the Excess Amounts and applicable interest has been fully repaid.

(2) Purchase commitments primarily consist of non-cancelable orders related to the expansion of our contract manufacturing facility, orders to purchase drug manufacturing equipment and other non-cancelable orders for contract manufacturing.
Off-Balance Sheet Arrangements
None
Critical Accounting Policies, Estimates and Judgments
In connection with our commercial launch of IMBRUVICATM on November 13, 2013, we implemented the following critical accounting policies and estimates that are used in the determination of product revenue, net:
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
Product Revenue, Net
Product revenue, net consists of U.S. sales of IMBRUVICATM and is recognized once all four revenue recognition criteria described above have been met. We sell IMBRUVICATM to specialty pharmacies ("SP") that sell to individual patients, specialty distributors ("SD") that sell to hospital pharmacies, and to direct customers. We recognize revenue from sales of IMBRUVICATM when the product’s title and risk of loss transfers to the customer. We determined that we have the ability to make reasonable estimates of product returns in order to recognize revenue at the time that title and risk of loss transfers to the customer based on the following factors: (1) we believe that we have sufficient insight into the distribution channel at the SP's and SD's in order to ascertain their inventory level and dispense data, (2) due to the price of our product and limited patient population, our SP and SD customers have not built up significant levels of inventory, nor do we expect they will do so for the foreseeable future, (3) inventory on hand at our SP customers was generally less than two weeks as of March 31, 2014, (4) there have been no product returns to-date since our launch of IMBRUVICATM on November 13, 2013 and (5) we believe there is limited risk of return of inventory in the channel due to expiration, based on the shelf life of inventory in the channel.

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
The following table summarizes the provisions, and credits/payments, for these adjustments (in thousands):

Total
Balance as of December 31, 2013	$1,206
Provision related to current period sales	8,639
Credits/payments	(2,095)
Balance as of March 31, 2014	$7,750
Gross-to-net sales adjustments
Rebates
We record an allowance for rebates including mandated discounts under the Medicaid Drug Rebate Program. The allowance for rebates is based upon contractual agreements or legal requirements with public sector benefit providers, including Medicaid. The allowance for rebates represents the estimated amounts owed to such public sector benefit providers, including Medicaid, based on the estimated rebate percentage of forecasted eligible Medicaid sales. The estimated rebate percentage is based on statutory discount rates and expected utilization. The forecasted eligible Medicaid sales represents those sales made by us that will ultimately be consumed by patients covered by Medicaid. To estimate the allowance for rebates, we use estimated patient mix information which is provided by our specialty pharmacy customers, as well as third party sources. Rebates are generally invoiced and paid in arrears. As such, the allowance for rebates consists of an estimate of the amount expected to be incurred for the current quarter's shipments to patients, plus an accrual balance for estimated unpaid rebates from prior periods. The allowance for rebates is recorded within Accrued liabilities in the condensed consolidated balance sheets.
Charge-backs
Charge-backs are discounts that result from the difference between the prices at which we sell IMBRUVICATM to direct customers and the sales price ultimately paid to wholesalers under fixed price contracts by third-party payers. Such third-party payers, which primarily consist of the U.S. Department of Defense, U.S. Department of Veteran's Affairs (VA), Public Health Services (PHS), and other Federal Government institutions purchasing via the Federal Supply Schedule, purchase products through wholesalers at a lower price provided for in fixed price contracts and the wholesalers then charge us the difference between their acquisition cost and the lower program price. Charge-backs are recorded as a reduction to Accounts receivable, net in the condensed consolidated balance sheets.
Product Returns
Consistent with industry practice, we generally offer customers a limited right to return. We generally allow for the return of product that is a few months prior to and up to a few months after the product expiration date. Additionally, we consider several other factors in the estimation process including the expiration dates of product shipped, third party data in monitoring channel inventory levels, shelf life of the product, prescription trends and other relevant factors. Provisions for estimated product returns are recorded within Accrued liabilities in the condensed consolidated balance sheets.
Medicare Part D coverage gap
Medicare Part D, also known as the Medicare prescription drug benefit, is a federal program to subsidize the costs of prescription drugs for Medicare beneficiaries in the United States. The Medicare Part D prescription drug benefit mandates that drug manufacturers fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Funding of the Medicare Part D gap is invoiced and paid in arrears. As such, the allowance for Medicare Part D consists of an estimate of the amount expected to be incurred for the current quarter's shipments to patients, plus an accrual balance for estimated shipments remaining in the channel at period end which are estimated to ship to Medicare Part D patients. The allowance for rebates is recorded within Accrued liabilities in the condensed consolidated balance sheets.

Prompt payment discounts
We generally offer cash discounts to our customers, generally a 2% discount applied to the invoice amount, as an incentive for prompt payment. We expect that all of our customers to whom we offer cash discounts for prompt payment to take advantage of the full amount of the 2% discount. We record the prompt-payment discount as a reduction to Accounts receivable, net in the condensed consolidated balance sheets.
Co-payment assistance
Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue for co-payment assistance based on actual program participation and estimates of program redemption using data provided by a third-party administrator.
Donations to Third-Party Patient Assistance Foundations
We provide cash donations to independent third-party patient assistance foundations that, in turn, make grants to help qualifying patients meet their out-of-pocket costs (including co-pay payments or co-insurance obligations) in connection with their use of our products as well as those of other pharmaceutical and biotechnology companies. These independent patient assistance foundations maintain their own patient eligibility criteria and independently determine for which medicinal products patients can receive financial assistance. Given the non-reciprocal nature of these transactions with parties who are not considered direct or indirect customers, and for which we do not receive any consideration, and the fact that the donation of cash does not have any conditions attached to the donation, we account for the cash donations as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
For a complete listing of our critical accounting policies, estimates and judgments, please see Item 7 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
During the fiscal first quarter of 2013, the FASB issued amended guidance clarifying the release of accumulated Foreign Currency Translation from Accumulated Other Comprehensive Income ("AOCI") into current year Net Earnings. The amendment requires that when the parent company ceases to have a controlling interest in a subsidiary or a business within a foreign entity the parent is to release accumulated Foreign Currency Translation from AOCI. This update is required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard did not have a material impact on our results of operations, cash flows or financial position.
In July 2013, FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on our results of operations, cash flows or financial position.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There was no significant change in our exposure to market risk since December 31, 2013.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.
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

Risks Relating to Pharmacyclics
IMBRUVICATM (ibrutinib) is only approved in two indications.

On November 13, 2013, we obtained approval from the United States Food and Drug Administration, or FDA, to market IMBRUVICATM to treat patients with Mantle Cell Lymphoma (MCL) and on February 12, 2014 to treat patients with chronic lymphocytic leukemia (CLL), who in each case have received at least one prior therapy. These are the only marketing approvals for IMBRUVICATM we have received anywhere in the world.
Our prospects are largely dependent on (a) successful commercialization of IMBRUVICATM in the U.S. to treat patients with MCL and patients with CLL who in each case have received at least one prior therapy, (b) obtaining regulatory approval of, and successfully commercializing, IMBRUVICATM outside the U.S. to treat patients with MCL and patients with CLL, and (c) obtaining regulatory approval of, and successfully commercializing, IMBRUVICATM both in and outside the U.S. to treat other indications. If we are unsuccessful in achieving any one or more of these critical business objectives, our ability to generate significant revenue or achieve profitability will be adversely affected and our business may fail.
The commercialization of IMBRUVICATM for the treatment of patients with MCL and patients with CLL who in each case have received at least one prior therapy, or any other patient populations for which IMBRUVICATM may subsequently be approved may not be successful for a number of reasons, including:

•
we and our collaborative partner, Janssen, may face unexpected challenges from competitors with potential new therapeutic options and also in overcoming the inertia of new upcoming novel therapies such as IMBRUVICATM;

•	new safety issues or concerns with respect to IMBRUVICATM being reported that may impact or narrow the approved indications;

•	our limited experience in marketing IMBRUVICATM for any patient population;

•	reimbursement and coverage policies of government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of IMBRUVICATM as compared to alternative treatment options;

•	changed or increased legal or regulatory restrictions and our ability to comply with such restrictions;

•
changes to the label for IMBRUVICATM that further restrict how we and Janssen market IMBRUVICATM, from any other on-going or future studies, including any requirement to undertake post-marketing studies;

•	we may not have adequate long term financial or other resources to successfully commercialize IMBRUVICATM; and

•	we and Janssen may not be able to obtain adequate commercial supplies of IMBRUVICATM to meet demand or at an acceptable cost or other manufacturing issues, including a potential recall of IMBRUVICATM.
If the commercialization of IMBRUVICATM is unsuccessful, our ability to generate revenue from product sales and achieve profitability will be adversely affected.
Our success will depend on our ability to effectively and profitably commercialize IMBRUVICATM.
Our success will depend on our ability to effectively and profitably commercialize IMBRUVICATM, which will include our ability to:

•	create market demand for IMBRUVICATM through education, marketing and sales activities;

•	achieve market acceptance and generate product sales;

•	receive adequate levels of reimbursement from third-party payers, such as federal government payers and private insurance programs;

•	comply with post-marketing requirements established by the U.S. Food and Drug Administration, or FDA, for IMBRUVICATM, and any other requirements established by the FDA in the future;

•	conduct the post-marketing studies required by the FDA;

•	comply with other healthcare regulatory requirements;

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
Prior to commercialization of IMBRUVICATM, we have not had any commercial products. While many members of our management and key personnel that have been working together to commercialize IMBRUVICATM since FDA approval on November 13, 2013 have significant experience launching and commercializing drugs at other companies, we still cannot be certain that we will continue to be successful. If we are unable to continue to successfully commercialize IMBRUVICATM, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.
Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance may harm our business.
Although approved for marketing for the treatment of patients with MCL and patients with CLL, who in each case have received at least one prior therapy, IMBRUVICATM may not achieve robust market acceptance. The degree of market acceptance for IMBRUVICATM and our other product candidates will depend upon a number of factors, including:

•
the receipt of regulatory approvals for additional indications of IMBRUVICATM and the desired indications for our other product candidates, and the acceptance by physicians and patients of the clinical benefits that IMBRUVICATM and our other product candidates may offer;

•
the establishment and demonstration in the medical community of the safety, clinical efficacy and cost-effectiveness of IMBRUVICATM and our other product candidates and their potential advantages over existing therapeutic products;

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
We have commercially launched IMBRUVICATM for the treatment of patients with MCL and patients with CLL, who in each case have received at least one prior therapy. The growth in sales of IMBRUVICATM during the months immediately following the product’s commercial launch, as reported by us and/or market analysts, may be or may be perceived to be slow, flat or negative. Historically, the speed and size of the growth in sales of a new pharmaceutical product during the first few months of sales will define or have a lasting impact on the future sales performance of the product. We cannot guarantee that the growth in sales of IMBRUVICATM will be reported or perceived to be strong during the months immediately following the product’s commercial launch. If during the months immediately following the product’s commercial launch the growth in sales of IMBRUVICATM is reported and/or perceived to be slow, flat or negative, IMBRUVICATM likely would not generate the interest or momentum necessary for the product to reach its full potential over time, causing a lasting reduction in the sales performance of IMBRUVICATM and a commensurate diminution of the value of our business.
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
Furthermore, as was the case with FDA approval, other regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of IMBRUVICATM. As with the FDA’s approval of IMBRUVICATM, regulatory authorities in other territories may condition IMBRUVICATM marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy in particular and/or general patient populations. The results of these studies, discovery of previously unknown issues involving safety or efficacy or failure to comply with post-approval regulatory requirements, including requirements with respect to manufacturing practices, reporting of adverse events, advertising, promotion and marketing, may result in restrictions on the marketing of IMBRUVICATM or the withdrawal of IMBRUVICATM from the market.
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

•
federal False Claims Act which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•
the Federal Food, Drug, and Cosmetic Act, which, among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use, and regulates the distribution of drug samples;

•	the Foreign Corrupt Practices Act, which among other things, prohibits bribery of non-US government (i.e., foreign) officials;

•
the PhRMA Code on Interactions with Healthcare Professionals (codified into law in California), which among other things, governs appropriate interactions between pharmaceutical manufacturers and healthcare professionals;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including federal government payers and commercial insurers.

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
Our business practices, which comply with current health care fraud and abuse laws and regulations, may need to be adjusted to comply with evolving laws and regulations, and our failure to comply with such evolving laws and regulations could adversely affect our business, financial condition and results of operations.
Our operations will be directly, or indirectly through our customers, subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs.
The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the Department of Health and Human Services, Office of Inspector General ("OIG") to issue a series of regulations, known as the "safe harbors." These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.
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
IMBRUVICATM was approved for treating patients with MCL and patients with CLL, who in each case have received at least one prior therapy, under the FDA’s priority review program which provides for an expedited review for drugs that may offer significant improvement in treatment or provide treatment where no satisfactory alternative therapy exists. Even though we have obtained approval to market IMBRUVICATM in the United States, we are subject to extensive ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA. There may also be additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize IMBRUVICATM in the United States or potentially other jurisdictions.
We and our contract manufacturers are also required to comply with cGMP regulations which include requirements relating to quality control and quality assurance. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture IMBRUVICATM. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to periodic review and inspections. The subsequent discovery of previously unknown problems with IMBRUVICATM, including adverse events of unanticipated severity or frequency, or problems with the facilities where IMBRUVICATM is manufactured, may result in restrictions on the marketing of IMBRUVICATM, up to and including withdrawal of IMBRUVICATM from the market. If our contract manufacturing facilities or our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•	issuance of Form FDA 483 or Warning Letters by the FDA or notices of noncompliance from other regulatory agencies;

•	imposition of fines and other civil penalties;

•	criminal prosecutions;

•	injunctions, suspensions or revocations of regulatory approvals;

•	suspension of any ongoing clinical trials;

•	total or partial suspension of manufacturing;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us;

•	refusals to permit drugs to be imported into or exported from the United States;

•	restrictions on operations, including costly new manufacturing requirements; and

•	product recalls or seizures.
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
Our failure to continue to manage and maintain a distribution network could compromise the distribution of IMBRUVICATM.
We have contracted with a third-party logistics company to warehouse IMBRUVICATM and distribute it to wholesalers, distributors, pharmacies, hospitals, and other drug suppliers that ultimately distribute IMBRUVICATM directly to patients. Our third-party logistics company will also provide billing, collection and returns services. This distribution network requires significant coordination with our market access, finance, quality and manufacturing teams.
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
Failure to obtain additional product approvals or comply with ongoing governmental regulations could adversely affect our business.
Data obtained from clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. In addition, we may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. We may encounter similar delays in foreign countries. Our trials may be placed on clinical hold or otherwise suspended and we may be unable to complete such trials. We may also be unable to obtain requisite approvals from the FDA and foreign regulatory authorities and even if obtained, such approvals may not be received on a timely basis, or they may not cover the clinical uses that we specify.
The manufacture and marketing of drugs as well as research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Furthermore, regulatory approval may entail ongoing requirements for post-marketing studies. The manufacture and marketing of drugs are subject to continuing FDA and foreign regulatory review and discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market. Any of the following events, if they were to occur, could delay or preclude us from further developing, marketing or realizing full commercial use of our products, which in turn could have a material adverse effect on our business, financial condition and results of operations:

•	failure to obtain and thereafter maintain requisite governmental approvals;

•	failure to obtain approvals for specific indications of our products under development;

•	an occurrence of serious and unanticipated adverse events;

•	identification of serious and unanticipated long-term adverse events in our products under development, that may not have been identified prior to approval; or

•	identification of previously unknown problems with the manufacturing or manufacturing processes for our products.
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
The success of our business depends primarily upon our ability, and the ability of our collaborators, if any, to develop and commercialize our drug candidates, including IMBRUVICATM for indications other than those approved by the FDA, successfully. Our drug candidates are in various stages of development and must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA or comparable foreign regulatory authorities for sale. To satisfy these standards, we and/or our collaborators must allocate resources among our various development programs and must engage in expensive and lengthy testing of our drug candidates. Despite our efforts, our drug candidates may:

•	cause, or may appear as serious adverse events or potentially dangerous drug interactions;

•	have dose limiting toxicities;

•	not show signs of efficacy in any disease as a single agent or in combination, or may only work in combination with other drugs;

•	cause resistance in patients that may diminish the clinical benefit;

•	not offer therapeutic or other improvement over existing competitive drugs; or

•	not be proven safe and effective in clinical trials.

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
We and many other companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier-stage clinical trials. Because positive results in preclinical studies and early clinical trials may not be replicated in later clinical trials, the results from the completed preclinical studies and clinical trials for our drug candidates may not be predictive of the results we may obtain in later-stage trials or of the likelihood of approval of a drug candidate for commercial sale. In addition, from time to time we report interim data from our clinical trials, including our BTK program and its effects on various types of cancers. Interim data are subject to change, and there can be no assurances that interim data will be confirmed upon the analysis of final data.
Serious adverse events may force us to limit or discontinue any of our drug development and commercialization programs.
Our ability to develop and commercialize any of our drug candidates or products may be adversely impacted by any serious adverse events that may arise. If significant safety issues arise when patients are treated with our marketed product or product candidates, our future sales may be reduced, which would adversely affect our results of operations.
The data supporting the marketing approvals for our products and forming the basis for the safety warnings in our IMBRUVICATM product label were obtained in uncontrolled Phase II studies. As our products are used over longer periods of time and by many patients with underlying health problems, taking numerous medications, we expect to continue to find new safety signals and gather new information from controlled Phase III studies, which may require us to provide additional warnings to our label, which could reduce the market acceptance of our product. Further, if serious safety, resistance or drug interaction issues arise with our product, sales could be limited or halted by us or by regulatory authorities and our results of operations would be adversely affected. For further details of safety and efficacy information, please refer to the full U.S. Prescribing Information (USPI).
We may not be successful in developing and obtaining regulatory approval for IMBRUVICATM in other indications and there is uncertainty of commercialization of our products under development.
In addition to successfully launching IMBRUVICATM for patients with MCL and patients with CLL, who in each case have received at least one prior therapy, to achieve sustained profitability, we may need to successfully develop and obtain regulatory approval of IMBRUVICATM in other indications. Likewise, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute the other products we have under development. The time frame necessary to achieve these goals for any individual product is long and uncertain. Before we can sell any of our products under development, we must demonstrate to the satisfaction of the FDA and regulatory authorities in foreign markets through the submission of nonclinical (animal) studies and clinical (human) trials that each product is safe and effective for human use for each targeted disease. We have conducted and plan to continue to conduct extensive and costly clinical trials to assess the safety and effectiveness of our potential products. We cannot be certain that we will be permitted to begin or continue our planned clinical trials for our potential products, or if permitted, that our potential products will prove to be safe and produce their intended effects.
The completion rate of our clinical trials depends upon, among other factors, the rate of patient enrollment, the adequacy of patient follow-up and the completion of required clinical evaluations. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs or procedures used for the conditions we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or are likely to seek patients with the same diseases that we are studying. We may experience delays in reaching planned levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, and delays or termination of clinical trials, which could have a material adverse effect on us. Many factors can affect the adequacy of patient follow-up and completion of required clinical evaluations, including failure of patients to return for scheduled visits or failure of clinical sites to complete necessary documentation. Delays in or failure to obtain required clinical follow-up and completion of clinical evaluations could also have a material adverse effect on the timing and outcome of our clinical trials and product approvals.
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
We have a history of operating losses and we expect to continue to have operating losses in the future, until such time, if ever, as the commercialization of our products generate sufficient revenue to cover our expenses.
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
We began generating commercial product revenue during the year ended December 31, 2013, however the commercial product revenue generated to date is not sufficient to cover our operating expenses. Our sustaining profitability depends upon our ability, alone or with others, to successfully commercialize IMBRUVICATM for the treatment of patients with MCL and patients with CLL, who in each case have received at least one prior therapy, to successfully complete the development of our product candidates including IMBRUVICATM for other indications, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products.
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
The collaboration with Janssen provides us with an annual cap of our share of collaboration costs and pre-tax commercialization losses for each calendar year until the third profitable calendar quarter for the product, as determined in the agreement. In the event that our share of aggregate development costs in any given calendar year, together with any other amounts that become due from us, plus our share of pre-tax loss (if any) for any calendar quarter in such calendar year, less our share of pre-tax profit (if any) for any calendar quarter in such calendar year, exceeds $50,000,000, then amounts that are in excess of $50,000,000 (the "Excess Amounts") are funded by Janssen. Under the Agreement, total Excess Amounts plus interest may not exceed $225,000,000. As of March 31, 2014, total Excess Amounts of $135,634,000 (which comprises the cumulative amount funded by Janssen to-date of $134,261,000 and interest of $1,373,000) would become payable once we reach a third profitable calendar quarter for the product. Further, Excess Amounts shall be reimbursable only from our share of pre-tax profits (if any) after the third profitable calendar quarter for the product. We cannot reasonably predict the amount and timing of potential future commitments under the Janssen collaboration and license agreement, including Excess Amounts, as the payments are contingent upon future events. See Note 3 to the condensed consolidated financial statements for more information about our collaboration and licensing agreement with Janssen.
We have limited control over the development or commercialization costs incurred by Janssen through yearly budget approvals, and limited control over the execution of development and commercial activities performed by them. Our costs and revenue are therefore tied to efforts made by ourselves and Janssen in developing and marketing our product. We have limited control over the amount of time and effort Janssen will devote to the development, manufacturing and commercialization of IMBRUVICATM, and very limited control over the manner in which Janssen conducts its business with regard to obtaining regulatory and other approvals and commercializing the product, especially outside the United States. Accordingly, our revenue and financial position may be adversely affected if Janssen does not dedicate sufficient time to the development and commercialization of IMBRUVICATM, fails to obtain regulatory approvals, or otherwise fails to comply with its obligations under the agreement.
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

•
If Janssen is unsuccessful in performing clinical trials, or in obtaining regulatory approvals for or commercializing IMBRUVICATM outside the U.S., we may not receive certain corresponding milestone payments or profit payments related to international sales under the collaboration and license agreement and our business prospects and financial results may be materially harmed;

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
We rely upon contract manufacturers to manufacture pharmaceuticals for clinical development or for commercial sale.
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

•
if we need to change to other commercial manufacturing contractors, there is no guarantee that we will be able to locate a suitable replacement contractor. These contractors must achieve an acceptable inspection outcome by the FDA and comparable foreign regulators prior to our use;

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
If we are unable to maintain existing or enter into new agreements with suppliers or our suppliers fail to supply us with the active pharmaceutical ingredients, or APIs, for our drugs, we may experience delays in commercializing our drugs.
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

Our manufacturing process may require the use of highly flammable solvents and agents, and may result in hazardous situations in our contract manufacturing facilities.
The manufacturing processes for our products involve the use of hazardous, volatile and flammable materials capable of igniting and/or exploding if not handled properly.  Although our manufacturing processes incorporate carefully designed safety procedures to prevent the creation of conditions under which the materials could ignite and/or explode, we cannot be certain that such safety procedures will be followed or if followed will be adequate to mitigate or eliminate the risk of harm caused by fire and/or explosion during the manufacturing of any of our products.  Any such event may incapacitate the manufacturing capability of any of our contract manufacturing organizations (CMOs).  We have no assurance that we will avoid liability for harm caused by any such event.  If we are found liable for damages or agree to pay damages in settlement of a claim against us for any harm caused by any such event, our insurance coverage may be inadequate or may not cover part or all of such damages.  In addition, we do not have an alternate or back-up supply chain for the manufacturing and supply of any of our products.  If such an event causes us to lose the operational capacity of any manufacturing element in the supply chain for any of our products, our ability to manufacture and supply the product will be substantially impaired or prevented, and we may be unable to supply enough product to support our development and/or commercialization programs, which may force us to curtail or discontinue our business operations.
We may not be able to successfully continue to manage our Sales and Marketing organizations.
The FDA approved IMBRUVICATM for the treatment of patients with MCL on November 13, 2013 and for the treatment of patients with CLL on February 12, 2014, who in each case have received at least one prior therapy. Prior to the approval, we hired and trained sales representatives for our U.S. territories. While we believe our Sales and Marketing organizations have the technical expertise and experience that will be required for the marketing of IMBRUVICATM in the U.S., our marketing and sales efforts may be unsuccessful and as a result, our future product revenues could suffer and we may incur significant losses or become unable to continue the operation of our business. We compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against those of such other companies. Although we have a co-promotion and licensing arrangement with our partner Janssen for the marketing of IMBRUVICATM in the U.S., this relationship may fail to increase the commercial success of IMBRUVICATM. If Janssen terminates its relationship with us, we may decide to enter into a co-promotion or other licensing arrangement with another large pharmaceutical or biotechnology firm in order to commercialize IMBRUVICATM.
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
Because our business and industry are highly regulated and scrutinized, any failure to follow such regulations could result in litigation or government enforcement actions that could have a material adverse effect on our business and results of operations.
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
The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the two year period beginning April 1, 2012 and ending March 31, 2014, the sales price for one share of our common stock reached a high closing price of $151.61 per share and a low closing price of $25.33 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

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
Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item  3.                         Defaults Upon Senior Securities
Not Applicable.

Item  4.                         Mine Safety Disclosures
Not Applicable.

Item  5.                         Other Information
Not Applicable.
Item  6.                         Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: May 7, 2014	By:	/s/ ROBERT W. DUGGAN
Robert W. Duggan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2014	By:	/s/ MANMEET S. SONI
Manmeet S. Soni
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document