Form 10-Q
period 2014-06-30
PHARMACYCLICS INC
filed 2014-08-08
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 29, 2014 there were 75,269,926 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

PHARMACYCLICS, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$666,279	$623,956
Marketable securities	11,704	11,672
Accounts receivable, net	45,335	11,044
Receivable from collaboration partners	3,872	51,957
Inventory	38,301	12,603
Advances to manufacturers	5,793	20,316
Prepaid expenses and other current assets	12,248	9,253
Total current assets	783,532	740,801
Property and equipment, net	30,490	25,471
Intangible assets, net	9,096	—
Other assets	2,970	2,479
Total assets	$826,088	$768,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,313	$4,026
Accrued liabilities	65,177	71,188
Payable to collaboration partner	43,359	3,388
Income tax payable	23	1,448
Deferred revenue - current portion	15,165	7,581
Total current liabilities	130,037	87,631
Deferred revenue - non-current portion	41,716	52,025
Other long-term liabilities	1,664	1,472
Total liabilities	173,417	141,128
Commitments and contingencies (see Notes 3 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; shares issued and outstanding 75,263,823 and 74,167,169 at June 30, 2014 and December 31, 2013, respectively	8	7
Additional paid-in capital	888,057	844,220
Accumulated other comprehensive loss	(16)	(8)
Accumulated deficit	(235,378)	(216,596)
Total stockholders’ equity	652,671	627,623
Total liabilities and stockholders’ equity	$826,088	$768,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Product revenue, net	$109,495	$—	$165,674	$—
License and milestone revenue	—	50,000	60,000	50,000
Collaboration services revenue	3,525	4,684	6,723	7,530
Total revenue	113,020	54,684	232,397	57,530
Costs and expenses:
Cost of goods sold	9,305	—	15,415	—
Research and development	45,668	45,300	80,960	81,084
Less: Excess Amounts related to Research and development (see Note 3)	—	(17,377)	—	(17,377)
Research and development, net	45,668	27,923	80,960	63,707
Selling, general and administrative	45,002	17,736	79,717	37,762
Less: Excess Amounts related to Selling, general and administrative (see Note 3)	—	(3,006)	—	(3,006)
Selling, general and administrative, net	45,002	14,730	79,717	34,756
Costs of collaboration (see Note 3)	50,095	—	75,130	—
Amortization of intangible assets (see Note 7)	154	—	154	—
Total costs and expenses	150,224	42,653	251,376	98,463
Income (loss) from operations	(37,204)	12,031	(18,979)	(40,933)
Interest income	82	110	162	186
Other expense, net	(116)	(133)	(158)	(130)
Income (loss) before income taxes	(37,238)	12,008	(18,975)	(40,877)
Income tax benefit	181	343	193	1,317
Net income (loss)	$(37,057)	$12,351	$(18,782)	$(39,560)
Net income (loss) per share:
Basic	$(0.49)	$0.17	$(0.25)	$(0.55)
Diluted	$(0.49)	$0.16	$(0.25)	$(0.55)
Weighted average shares used to compute net income (loss) per share:
Basic	75,139	72,953	74,947	71,948
Diluted	75,139	77,194	74,947	71,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Comprehensive income (loss), net of taxes
Net income (loss)	$(37,057)	$12,351	$(18,782)	$(39,560)
Change in unrealized gain (loss) on marketable securities	(7)	(11)	(8)	(11)
Comprehensive income (loss)	$(37,064)	$12,340	$(18,790)	$(39,571)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(18,782)	$(39,560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,997	878
Stock-based compensation expense	30,177	30,439
Loss on property and equipment	—	117
Changes in assets and liabilities:
Accounts receivable, net	(34,291)	—
Receivable from collaboration partners	48,085	(10,711)
Inventory	(25,022)	—
Advances to manufacturers	14,523	—
Prepaid expenses and other assets	(3,496)	(9,608)
Accounts payable	2,163	(638)
Accrued liabilities	(3,088)	24,746
Payable to collaboration partners	39,971	—
Income taxes payable	(1,425)	(1,389)
Deferred revenue	(2,725)	(7,416)
Other long-term liabilities	192	16
Net cash provided by (used in) operating activities	48,279	(13,126)
Cash flows from investing activities:
Purchase of property and equipment	(9,661)	(7,950)
Purchase of marketable securities	(7,880)	(8,080)
Proceeds from sales of marketable securities	—	240
Proceeds from maturities of marketable securities	7,840	6,680
Purchase of intangible assets	(9,250)	—
Net cash used in investing activities	(18,951)	(9,110)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	201,023
Proceeds from exercise of stock options and stock purchase rights	12,995	7,934
Net cash provided by financing activities	12,995	208,957
Increase in cash and cash equivalents	42,323	186,721
Cash and cash equivalents at beginning of period	623,956	307,433
Cash and cash equivalents at end of period	$666,279	$494,154
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in Accounts payable and Accrued liabilities	$1,241	$1,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — The Company and Significant Accounting Policies
Company Overview
Pharmacyclics, Inc. (Pharmacyclics or the Company) is a biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune-mediated diseases.
IMBRUVICA® (ibrutinib, PCI-32765) first came to market on November 13, 2013, when it was approved by the U.S. Food and Drug Administration (FDA) under accelerated approval as a single agent for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. On February 12, 2014, the FDA approved IMBRUVICA under accelerated approval as a single agent for the treatment of patients with chronic lymphocytic leukemia (CLL) who have received at least one prior therapy, the second indication for IMBRUVICA. The FDA's accelerated approval for these indications was based on overall response rate (ORR) of patients participating in the PCYC-1102 and PCYC-1104 Phase II clinical studies. Improvements in survival or disease-related symptoms was not established in these studies at the time of accelerated approval. Subsequent to June 30, 2014, the Company received additional FDA approval for IMBRUVICA on July 28, 2014 (please see Note 13 - Subsequent Events).
IMBRUVICA is the first once-daily, single-agent, oral kinase inhibitor and is being jointly developed and commercialized by Pharmacyclics and Janssen Biotech, Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson.
Pharmacyclics markets IMBRUVICA and has three product candidates in clinical development and several preclinical molecules in lead optimization.
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
The interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with Article 10 of Regulation S-X which governs quarterly reporting and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of the Company's financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (GAAP). The December 31, 2013 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2013, but does not include all disclosures required by accounting principles generally accepted in the United States.
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
Significant Accounting Policies

In connection with the Company's commercial launch of IMBRUVICA on November 13, 2013, it implemented the following significant accounting policies and estimates that are used in the determination of product revenue, net:
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
Product Revenue, Net
Product revenue, net consists of U.S. sales of IMBRUVICA and is recognized once all four revenue recognition criteria described above have been met. The Company sells IMBRUVICA to direct customers, specialty pharmacies (SP) that sell to individual patients, specialty distributors (SD) that sell to hospital pharmacies and other organizations that the Company has contracted with. The Company recognizes revenue from sales of IMBRUVICA when the product’s title and risk of loss transfers to the customer. The Company determined that it has the ability to make reasonable estimates of product returns in order to recognize revenue at the time that title and risk of loss transfers to the customer based on the following factors: (1) the Company believes that it has sufficient insight into the distribution channel at the SP's and SD's in order to ascertain their inventory level and dispense data, (2) due to the price of the Company's product and limited patient population, its SP and SD customers have not built up significant levels of inventory, nor does the Company expect they will do so for the foreseeable future, (3) inventory on hand at the Company's SP customers was generally less than two weeks as of June 30, 2014, (4) there have been no significant product returns to-date since the Company's commercial launch of IMBRUVICA on November 13, 2013 and (5) the Company believes there is limited risk of return of inventory in the channel because there is significant remaining shelf life at the point of sale.
The Company recognizes product revenue, net of adjustments for customer credits, including estimated government rebates and charge-backs, returns, prompt payment discounts, U.S. Department of Veteran's Affairs (VA) negotiated discounts and administrative service fees related to its agreements, patient assistance programs, and Medicare Part D coverage gap reimbursements. Each of the above adjustments is recorded at the time of revenue recognition, resulting in a reduction in product revenue, net and an increase in accrued expenses or a reduction in accounts receivable, net. The above adjustments require significant estimates, judgment and information obtained from external sources. If management's estimates differ from actual results, the Company will record adjustments that would affect product revenue, net in the period of adjustment.
Gross-to-net sales adjustments
Rebates
The Company records an allowance for rebates including mandated discounts under the Medicaid Drug Rebate Program, discounts provided to the U.S. Department of Veteran's Affairs (VA) and members of organizations with whom the Company has contracted with. The allowance for rebates is based upon the Company's contractual agreements and/or legal requirements and public sector benefit providers, including Medicaid. For estimated amounts owed to public sector benefit providers, including Medicaid, the allowance for rebates is based on the estimated rebate percentage of forecasted eligible sales. The estimated rebate percentage is based on statutory discount rates and expected utilization. The forecasted eligible Medicaid sales represent those sales made by the Company that will ultimately be consumed by patients covered by Medicaid. To estimate the allowance for rebates, the Company uses the estimated patient mix information which is provided by its SP customers, as well as third party sources. For organizations that the Company has contracted with, the rebate is based upon contracted volume discount amounts. In addition, the Company incurs administrative fees in exchange for administrative services provided that are also accrued at the time of sale. Rebates for public sector benefit providers and organizational discounts are generally invoiced and paid in arrears. As such, the allowance for rebates consists of an estimate of the amount expected to be incurred for the current quarter's shipments to patients, plus an accrual balance for estimated unpaid rebates from prior periods. The allowance for rebates is recorded within accrued liabilities in the condensed consolidated balance sheets.
Charge-backs
Charge-backs are discounts that result from the difference between the prices at which the Company makes IMBRUVICA available from wholesalers for purchase by discount customers under pricing agreements the Company has with the discount customers and the sales price paid to the Company by the wholesalers who service the discount customers. Such discount customers, which primarily consist of the U.S. Department of Defense (DOD), VA, Public Health Services (PHS), other Federal Government institutions, purchase products through wholesalers at a lower price provided for in pricing contracts and the wholesalers then charge the Company the difference between the wholesale acquisition cost and the lower price paid by the discount customer. These reductions are settled through charge-backs from the Company's wholesalers. Charge-backs are recorded as a reduction to accounts receivable, net in the condensed consolidated balance sheets.
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
Long-lived Assets
The Company evaluates long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In accordance with ASC 350-10, Goodwill and Other Intangible Assets, intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment in accordance with ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, the Company recognizes an impairment charge at the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company's impairment review requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate and other assumptions and estimates. There were no impairment losses recognized during the three and six months ended June 30, 2014.
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
The Company sells IMBRUVICA to direct customers and through a limited number of specialty pharmacies and specialty distributors. The Company continuously monitors the creditworthiness of its customers and has internal policies regarding customer credit limits. The Company's policy is to estimate the allowance for doubtful accounts based on the credit worthiness of its customers, historical payment patterns, the aging of accounts receivable balances and general economic conditions. As of June 30, 2014, the Company had no allowance for doubtful accounts. As of June 30, 2014, four individual customers accounted for 30%, 20% , 16% and 16% of accounts receivable, net, respectively. As of December 31, 2013, three individual customers accounted for 26%, 26% and 16% of accounts receivable, net, respectively.
Note 2 - Product Revenue, Net
Product revenue, net consists of revenue recorded from the sale of IMBRUVICA which first came to market on November 13, 2013. All product sales during three and six months ended June 30, 2014 were sold to specialty pharmacies, specialty distributors and direct customers in the United States.
The following table summarizes the provisions, and credits/payments, for product revenue, net adjustments (in thousands):

Total
Balance as of December 31, 2013	$1,206
Provision related to current period sales	19,635
Credits/payments	(9,884)
Balance as of June 30, 2014	$10,957
The Company recorded no product revenue for the three and six months ended June 30, 2013, as these periods were prior to FDA approval for IMBRUVICA. The following table sets forth customers who represented 10% or more of the Company's product revenue, net for the three and six months ended June 30, 2014:

	Three Months Ended	Six Months Ended
Customer	June 30, 2014	June 30, 2014
A	31%	30%
B	19%	19%
C	16%	16%
D	14%	13%
E	11%	12%

Note 3 - Collaboration and Other Agreements
The Company recognized revenue related to its collaboration and license arrangements as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Janssen	$3,495	$54,630	$66,630	$57,416
Les Laboratoires Servier ("Servier") and other	30	54	93	114
Total	$3,525	$54,684	$66,723	$57,530
Collaboration and License Agreement with Janssen Biotech, Inc.
Background
In December 2011, the Company entered into a worldwide collaboration and license agreement (the Agreement) with Janssen for the joint development and commercialization of IMBRUVICA, a novel, orally active, selective covalent inhibitor of Bruton’s Tyrosine Kinase (BTK), and certain compounds structurally related to IMBRUVICA, for oncology and other indications, excluding all immune and inflammatory mediated diseases or conditions and all psychiatric or psychological diseases or conditions, in the U.S. and outside the U.S.
The collaboration provides Janssen with an exclusive license to exploit the underlying technology outside of the U.S. (the License Territory) and co-exclusively with Pharmacyclics in the U.S. Both parties are responsible for the development, manufacturing and marketing of any products resulting from the Agreement. The Company continues to work with Janssen on protocols and the design, schedules and timing of trials.
The collaboration has no fixed duration or expiration date and provided for payments by Janssen to the Company of a $150.0 million non-refundable upfront payment upon execution, as well as potential future milestone payments of up to $825.0 million, based upon continued development progress ($250.0 million), regulatory progress ($225.0 million) and approval of the product in both the U.S. and the License Territory ($350.0 million). As of June 30, 2014, $445.0 million in milestone payments had been earned by the Company under the Agreement and it may receive up to an additional $380.0 million in development, regulatory and approval milestone payments (see Note 13 - Subsequent Events). However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved.
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
The Agreement includes a cost sharing arrangement for associated collaboration activities. Except in certain cases, in general Janssen is responsible for approximately 60% of collaboration development costs and the Company is responsible for the remaining 40% of collaboration development costs. Generally, costs associated with commercialization will be included in determining pre-tax commercial profits or pre-tax commercial losses, which are to be shared 50% by the Company and 50% by Janssen.
The collaboration with Janssen provides the Company with an annual cap of its share of IMBRUVICA related research and development expenses and selling, general and administrative expenses offset by pre-tax commercial profits for each calendar year. In the event that the Company's share of aggregate development costs in any given calendar year, together with any other amounts that become due from the Company, plus the Company's share of pre-tax commercial losses (if any) for any calendar quarter in such calendar year, less the Company's share of pre-tax commercial profits (if any) for any calendar quarter in such calendar year, exceeds $50.0 million, then amounts that are in excess of $50.0 million (Excess Amounts) are funded by Janssen. Under the Agreement, the total Excess Amounts plus interest may not exceed $225.0 million at any given time.  Interest shall be accrued on the outstanding balance with interest calculated at the average annual European Interbank Offered Rate (EURIBOR) for the EURO or average annual London Interbank Offered Rate (LIBOR) for U.S. Dollars as reported in the Wall Street Journal, plus 2%, calculated on the number of days from the date on which the Company's payment would be due to Janssen. The interest rate on outstanding Excess Amounts shall not exceed 5% per annum, and the cumulative interest on Excess Amounts shall not in the aggregate exceed $25.0 million.
In the event the Excess Amounts plus interest reaches a maximum of $225.0 million, the Company shall be responsible for its share of development costs, together with any other amounts that become due from the Company, plus its share of any pre-tax commercial loss beyond such maximum. For all calendar quarters following the Company's third profitable calendar quarter, as determined in the Agreement, the Company can no longer add to Excess Amounts and shall be responsible for its own share of development costs along with its share of pre-tax commercial losses incurred in such quarters. Janssen may only recoup the Excess Amounts, together with interest from the Company's share of pre-tax commercial profits (if any) in calendar quarters subsequent to its third profitable calendar quarter until the Excess Amounts and applicable interest has been fully repaid. As per the Agreement, a profitable quarter shall mean a full calendar quarter beginning after the first commercial sale of IMBRUVICA in which the combined pre-tax profit or loss for the United States and the License Territory is positive and exceeds the development costs for such calendar quarter.
The Company recognizes Excess Amounts as a reduction to costs and expenses as the Company's repayment of Excess Amounts to Janssen is contingent and would become payable only after the third profitable calendar quarter for IMBRUVICA. Further, Excess Amounts shall be reimbursable only as a reduction of the Company's share of pre-tax commercial profits (if any) after the third profitable quarter for IMBRUVICA.
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
The Company has determined that the license represents a separate unit of accounting as the license, which includes rights to the underlying technologies for IMBRUVICA, has standalone value apart from the committee and development services because the development, manufacturing and commercialization rights conveyed would permit Janssen to perform all efforts necessary to bring the compound to commercialization and begin selling the drug upon regulatory approval. The Company has also determined that the committee and development services each represent individual units of accounting as they have standalone value from each other.  The Company has determined its best estimate of selling prices for the license unit of accounting based on the income approach as defined in ASC 820-10-35-32. This measurement is based on the value indicated by current estimates about those future amounts and reflects management determined estimates and assumptions. These estimates and assumptions include, but are not limited to, how a market participant would use the license, estimated market opportunity and expected market share and assumed royalty rates that would be paid for sales resulting from products developed using the license, similar arrangements entered into by third parties and entity-specific factors such as the terms of the Company's previous collaborative agreement, the Company's pricing practices and pricing objectives, the likelihood that clinical trials will be successful, the likelihood that regulatory approval will be received and that the products will become commercialized and the markets served. These estimates and assumptions led to an expected future cash flow which was discounted based on estimated weighted average cost of capital of 12% and royalty rates ranging from 30% to 40%. The Company has also determined its best estimate of selling prices for the committee and development services, based on the nature of the services to be performed and estimates of the associated effort as well as estimated market rates for similar services. The arrangement consideration of $150.0 million was allocated to the units of accounting based on the relative selling price method.
Of the $150.0 million upfront payment received, $70.6 million was allocated to the licenses, $15.0 million to the committee services and $64.4 million to the development services. The Company has recognized license revenue upon execution of the arrangement as the associated unit of accounting had been delivered pursuant to the terms of the Agreement. Since inception, the $15.0 million and $64.4 million allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively.
Janssen Collaboration Revenue
Total revenue recognized with respect to the Agreement consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
License and milestone revenue	$—	$50,000	$60,000	$50,000
Collaboration services revenue	3,495	4,630	6,630	7,416
Total	$3,495	$54,630	$66,630	$57,416
As of June 30, 2014, total deferred revenue related to committee and development services under the Agreement with Janssen was $53.8 million, of which $41.7 million was included in deferred revenue non-current portion.
Janssen Collaboration Cost Sharing and Excess Amounts
The Company recognized development costs under the collaboration as a component of research and development expense in the condensed consolidated statements of operations. The Company also recognized certain selling, general and administrative expenses under the collaboration, including marketing costs, patent costs and the Company's share of pre-tax commercial losses on IMBRUVICA outside of the U.S. as a component of selling, general and administrative in the condensed consolidated statements of operations. Expenses which were charged to the collaboration are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Collaboration expenses, unadjusted	$39,939	$56,870	$72,304	$95,333
Decrease for cost sharing	(9,867)	(18,069)	(17,830)	(34,360)
Excess Amounts	—	(17,377)	—	(17,377)
Research and development	$30,072	$21,424	$54,474	$43,596

Collaboration expenses, unadjusted	$23,099	$5,595	$40,436	$9,103
Increase for cost sharing	2,885	1,118	3,713	307
Excess Amounts	—	(3,006)	—	(3,006)
Selling, general and administrative	$25,984	$3,707	$44,149	$6,404
During the three and six months ended June 30, 2014, the Company's share of IMBRUVICA related net costs under the Agreement was calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Pharmacyclics' 50% share of U.S. product revenue, net	$54,748	$—	$82,837	$—
Less: Pharmacyclics' 50% share of U.S. cost of goods sold	(4,653)	—	(7,707)	—
Less: Pharmacyclics' share of selling, general and administrative costs under the Agreement, net of Excess Amounts	(25,984)	(3,707)	(44,149)	(6,404)
Pre-tax commercial profits from the commercialization of IMBRUVICA under the Agreement	24,111	(3,707)	30,981	(6,404)

Less: Pharmacyclics' share of research and development costs under the Agreement, net of Excess Amounts	(30,072)	(21,424)	(54,474)	(43,596)
Pharmacyclics' share of IMBRUVICA related net costs under the Agreement(1)	$(5,961)	$(25,131)	$(23,493)	$(50,000)
(1) As of June 30, 2014, the Company has not achieved a first calendar quarter of profitability for IMBRUVICA under the Agreement. Under the Agreement, Excess Amounts would become payable only after the third profitable calendar quarter for IMBRUVICA, from the Company's share of pre-tax commercial profits (if any) commencing in the fourth quarter of profitability under the Agreement until the Excess amounts and applicable interest has been fully repaid. For the three and six months ended June 30, 2014, the Company's total share of IMBRUVICA related net costs under the Agreement did not exceed the $50.0 million annual cap provided for in the Agreement. As such, no Excess Amounts were recorded for the three and six months ended June 30, 2014.
For the three and six months ended June 30, 2014, Janssen's 50% share of U.S. net product revenue less cost of goods sold of IMBRUVICA, which was included in costs of collaboration in the Company's condensed consolidated statements of operations, was calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Product revenue, net	$109,495	$—	$165,674	$—
Less: Cost of goods sold	9,305	—	15,415	—
	100,190	—	150,259	—
Janssen's share of U.S. pre-tax commercial profits	50%	50%	50%	50%
Total cost of collaboration (Janssen's 50% share as per the Agreement)	$50,095	$—	$75,130	$—
Pharmacyclics' 50% share of U.S. net product revenue less cost of goods sold	$50,095	$—	$75,130	$—
As of June 30, 2014, the Company had $3.9 million receivable from Janssen which primarily was related to material and product sales. As of December 31, 2013, the Company had $50.2 million receivable from Janssen related to Excess Amounts and $1.6 million due from Janssen related to value added taxes. The receivable from Janssen is included within receivable from collaboration partners on the condensed consolidated balance sheets.
As of June 30, 2014, the Company had $43.4 million payable to Janssen which primarily consisted of amounts due for Janssen's share of pre-tax commercial profits and R&D cost share. As of December 31, 2013, the Company had $3.1 million payable to Janssen under the cost sharing arrangement and $0.2 million due to Janssen related to value added taxes. The payable to Janssen is included within payable to collaboration partner on the condensed consolidated balance sheets.
As of June 30, 2014, total Excess Amounts of $136.5 million (which is comprised of the cumulative amount funded by Janssen to-date of $134.3 million and interest of $2.2 million) would become payable once the Company reaches a third profitable calendar quarter for IMBRUVICA. Further, Excess Amounts shall be reimbursable only from the Company's share of pre-tax commercial profits (if any) after the third profitable calendar quarter for IMBRUVICA.
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
In May 2009, the Company received an upfront payment from Servier of $11.0 million ($10.5 million net of withholding taxes) and the Company received an additional $4.0 million for research collaboration paid over a period of twenty-four months through April 2011. The revenue related to these payments was recognized over the period of two-years, which ended in April 2011.
Under this agreement with Servier, the Company is also eligible to receive up to $24.5 million in milestone payments upon achievement of pre-specified events; including up to $10.5 million for the achievement of development milestones ($7.0 million of which was paid to the Company, in advance, during April 2011), up to $5.0 million for the achievement of regulatory progress and up to $9.0 million for regulatory approval of the pan HDAC product in major jurisdictions. In addition, Servier agreed to make royalty payments on net sales of the licensed product as defined in the agreement. In October 2011, the milestone related to the $7.0 million advance payment was achieved and the Company recognized the amount as revenue.
Total revenue recognized with respect to the Company's collaboration and license agreement with Servier consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Collaboration services revenue	$30	$54	$93	$101
License agreement with Novo Nordisk A/S
In October 2012, the Company entered into a license agreement with Novo Nordisk A/S (Novo Nordisk). Under the terms of the agreement, Novo Nordisk acquired the exclusive worldwide rights for the Company's small molecule Factor VIIa inhibitor, PCI-27483 as an excipient in a product containing a Novo Nordisk active pharmaceutical ingredient for a restricted disease indication outside of oncology. Novo Nordisk will utilize PCI-27483 as an excipient in a product within Novo Nordisk's biopharmaceutical unit. Novo Nordisk is solely responsible for all further research and development activities within the restricted disease indication outside of oncology.
In connection with entering into the license agreement with Novo Nordisk, the Company received an upfront payment of $5.0 million in October 2012. In addition, the Company may receive up to $55.0 million based on the achievement of certain development, regulatory and sales milestones. Upon commercialization, the Company will also receive low single digit tiered royalties on Novo Nordisk's net sales of biopharmaceutical formulations utilizing the addition of PCI-27483.
On June 28, 2013, the Company entered into an amended and restated license agreement with Novo Nordisk to expand the scope of the license granted by the Company to Novo Nordisk in October 2012. Under the amended and restated license agreement with Novo Nordisk, the Company has no additional obligations related to the delivery of the license.
Celera Corporation
In April 2006, the Company acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business  (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated). Future milestone payments under the agreement, as amended, could total as much as approximately $97.0 million, although the Company currently cannot predict if or when any of the milestones will be achieved. Approximately two-thirds of the milestone payments relate to the Company's HDAC inhibitor program and approximately one-third relates to the Company's Factor VIIa inhibitor program. Approximately 90% of the potential future milestone payments would be paid to Celera after obtaining regulatory approval in various countries. To date, no milestone payments have been triggered related to the Company's HDAC inhibitor or Factor VIIa programs.

In addition to the milestone payments, the Company is required to make single-digit royalty payments based on annual sales of IMBRUVICA and would be required to make single-digit royalty payments based on annual sales of drugs commercialized from the Company's HDAC inhibitor, Factor VIIa inhibitor and certain other BTK inhibitor programs. For the three and six months ended June 30, 2014, the Company recognized royalty expense under the Celera agreement of approximately $6.9 million and $10.9 million, respectively, on net product sales of IMBRUVICA in the United States. Royalty expense related to net product sales of IMBRUVICA is included within cost of goods sold in the condensed consolidated statement of operations. No royalty expense was recognized under the Celera agreement for the three and six months ended June 30, 2013.
For any BTK inhibitor product or Factor VIIa inhibitor product obtained from Celera, the agreement with Celera expires on a product-by-product and country-by-country basis. The term of the agreement for a given BTK inhibitor product or Factor VIIa inhibitor product shall expire in a given country upon the expiration of the last-to-expire Celera patent assigned to the Company that covers the manufacture, use, sale, offer for sale, or importation of such product in such country. For any HDAC inhibitor product obtained from Celera, the agreement with Celera expires on a product-by-product and country-by-country basis. The term of the agreement for a given HDAC inhibitor product shall expire in a given country upon the expiration of the last-to-expire Celera patent assigned to the Company that covers the sale of such product in such country.
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
Note 4 - Inventory
Inventories consist of raw materials, work-in-process and finished goods related to the production of IMBRUVICA. Raw materials include IMBRUVICA active pharmaceutical ingredient (API). Work-in-process includes third-party manufacturing and associated labor costs relating to the Company’s personnel involved in the production process. Included in inventories are raw materials and work-in-process that may be used as clinical products, which are charged to research and development expense when the product enters the research and development process.
The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$8,002	$8,007
Work-in-process	26,276	3,489
Finished goods	4,023	1,107
	$38,301	$12,603
The Company records cash advances that it pays prior to the receipt of inventory as advances to manufacturers in the condensed consolidated balance sheets. The cash advances may be forfeited if the Company terminates the scheduled production. The Company expects the carrying value of the advances to manufacturers to be fully realized.
Note 5 – Fair Value Measurements and Marketable Securities
The Company's marketable securities are classified as “available-for-sale.” The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in other income (expense), net in the condensed consolidated statements of operations. The Company records all investment purchases and sales based on the trade date.
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
The fair value of the Company's financial assets and liabilities is determined by using three levels of input which are defined as follows:
Level 1 - Quoted prices in active markets for identical assets or liabilities. At June 30, 2014, the Company's Level 1 assets were comprised of U.S. treasury securities and money market funds.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's short-term investments primarily utilize broker quotes in markets with infrequent transactions for valuation of these securities. At June 30, 2014, the Company's Level 2 assets were comprised of U.S. agency securities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At June 30, 2014, the Company did not hold any Level 3 assets.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The following is a summary of the Company's available-for-sale securities at June 30, 2014 and December 31, 2013, respectively (in thousands):

As of June 30, 2014	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. agency securities – FDIC insured	$11,720	$—	$(16)	$11,704
Total marketable securities	$11,720	$—	$(16)	$11,704

As of December 31, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. agency securities – FDIC insured	$11,680	$—	$(8)	$11,672
Total marketable securities	$11,680	$—	$(8)	$11,672
At June 30, 2014, the Company's marketable securities had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$11,720	$11,704
The following table sets forth the basis of fair value measurements for the Company's cash equivalents and available-for-sale securities as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
U.S. treasury bills	$381,039	$—	$—	$381,039
Money market funds	62,422	—	—	62,422
U.S. agency securities - FDIC insured	—	240	—	240
Marketable securities:
U.S. agency securities - FDIC insured	—	11,704	—	11,704
	$443,461	$11,944	$—	$455,405

	December 31, 2013
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
U.S. treasury bills	$269,488	$—	$—	$269,488
Money market funds	129,193	—	—	129,193
U.S. agency securities - FDIC insured	—	240	—	240
Marketable securities:
U.S. agency securities - FDIC insured	—	11,672	—	11,672
	$398,681	$11,912	$—	$410,593

Note 6 – Balance Sheet Components
Property and equipment, net, consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Equipment	$12,695	$11,827
Leasehold improvements	5,528	5,493
Furniture and fixtures	1,278	1,278
Construction in progress	20,548	14,592
	40,049	33,190
Less: Accumulated depreciation and amortization	(9,559)	(7,719)
	$30,490	$25,471
Accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued clinical related	$17,610	$17,062
Accrued payroll and employee related expenses	16,171	20,500
Accrued inventory	1,765	7,592
Accrued discounts and rebates	7,841	905
Accrued contract manufacturing	1,584	1,556
Accrued royalty	7,529	949
Accrued outside services	3,725	5,077
Accrued property and equipment purchases	1,117	4,039
Accrued value added taxes	19	7,041
Accrued other	7,816	6,467
	$65,177	$71,188
Deferred revenue consists of the following (in thousands):

Current portion:	June 30,	December 31,
	2014	2013
Deferred revenue related to the Agreement (see Note 3)	$12,095	$7,505
Deferred revenue from sales to collaboration partner	3,070	76
	$15,165	$7,581

Non-current portion:	June 30,	December 31,
	2014	2013
Deferred revenue related to the Agreement (see Note 3)	$41,716	$52,025
Note 7 – Intangible Assets
On April 15, 2014, the Company entered into an agreement with a third party to acquire technology assets in the amount of $9.3 million in cash. The Company expects to amortize the technology assets over an estimated life of 13 years. Amortization expense was $0.2 million and $0.2 million for each of the three and six months ended June 30, 2014. Accumulated amortization as of June 30, 2014 was $0.2 million.
The following table presents the Company's estimate of amortization expense for the remainder of 2014 and the succeeding five fiscal years (in thousands):

Fiscal Year	Future Amortization of Intangible Assets
2014 (remaining six months)	$364
2015	728
2016	728
2017	728
2018	728
2019	728
Thereafter	5,092
Total	$9,096

Note 8 – Income Taxes

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
For the three months ended June 30, 2014, the Company recorded an income tax benefit of $0.2 million, compared to an income tax benefit of $0.3 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, the Company recorded an income tax benefit of $0.2 million, compared to an income tax benefit of $1.3 million for the six months ended June 30, 2013. The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to a year to date benefit not expected to be realized under the application of the ASC No. 740-270, Income tax – Interim reporting (previously FIN 18, “Accounting for Income Taxes in Interim Period ”). For the three and six months ended June 30, 2014, no tax benefit has been recorded under an effective tax rate method as no benefit is expected to be realized for the current year given the Company's full valuation allowance position and also based on the Company's estimate of a tax provision for the year ending December 31, 2014. For the three and six months ended June 30, 2014, the income tax benefit was related to discrete items recorded in the period.
The Company recorded a valuation allowance against all of its net deferred tax assets at both June 30, 2014 and December 31, 2013. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, considering the Company's current assessment of income from potential future sales of IMBRUVICA, there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.
The total amount of the unrecognized tax benefits if recognized would be an adjustment to the amount of deferred tax assets reported. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no material assessments. In the event the Company receives an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of June 30, 2014, all tax years in the U.S. remain open due to the taxing authorities' ability to adjust operating loss carry forwards. The Company does not expect any material changes to the unrecognized tax benefits reported above during the next 12 months. The Company is unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.
During the year ended December 31, 2013, the Company was notified by the Internal Revenue Service (IRS) that it will be audited for the tax years ended June 30, 2012 and 2011. As of June 30, 2014, no adjustments have been proposed by the IRS.
Note 9 – Commitments and Contingencies
Facilities Lease
As of June 30, 2014, the Company leases 132,176 square feet for its corporate headquarters in Sunnyvale, California. Of this total space, 79,776 square feet are leased under an operating lease that expires in November 2017, with an option to extend the lease term for an additional five years. The remaining 52,400 square feet, of which 32,000 square feet represents additional space that the Company exercised an option to lease during the year ended December 31, 2013, is leased under an operating lease which expires in February 2023, which provides for an option to early terminate the lease in 2018 and an option to extend the lease term for an additional five years. In addition, the Company leases approximately 8,000 square feet for its Pharmacyclics Switzerland GmbH office under an agreement that expires in May 2015. During the year ended December 31, 2013, the Company entered into an agreement to lease 7,000 square feet of office space in South San Francisco, California under an operating lease which expires in September 2014.
The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of June 30, 2014, the Company's future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Fiscal year	Operating Lease Commitments
2014 (remaining six months)	$1,228
2015	2,204
2016	2,161
2017	2,112
2018	857
2019	882
Thereafter	2,890
Total	$12,334
Purchase Commitments
The Company had non-cancelable purchase obligations for approximately $21.7 million and $34.8 million as of June 30, 2014 and December 31, 2013, respectively.
Excess Amounts under collaboration and license agreement with Janssen
The Company's worldwide collaboration and license agreement with Janssen provides the Company with an annual cap of its share of development costs and pre-tax commercial losses for each calendar year until the third profitable calendar quarter for IMBRUVICA, as determined in the agreement and any Excess Amounts are funded by Janssen. As of June 30, 2014, total Excess Amounts of $136.5 million (which is comprised of the cumulative amount funded by Janssen to-date of $134.3 million and interest of $2.2 million) would become payable once the Company reaches a third profitable calendar quarter for IMBRUVICA (see Note 3). Janssen may recoup the Excess Amounts, together with interest from the Company's share of pre-tax commercial profits (if any) in calendar quarters subsequent to its third profitable quarter for IMBRUVICA until the Excess Amounts and applicable interest has been fully repaid.
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

Note 10 - Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, including performance-based stock options and restricted stock units for which performance criteria have been achieved, restricted stock units with time-based vesting and shares to be purchased under the employee stock purchase plan. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock can result in a greater dilutive effect from potentially dilutive securities.
The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(37,057)	$12,351	$(18,782)	$(39,560)
Denominator:
Weighted average common shares - basic	75,139	72,953	74,947	71,948
Effect of dilutive securities:
Employee stock options	—	4,173	—	—
Employee stock purchase plan	—	68	—	—
Restricted stock units	—	—	—	—
Weighted average common shares - diluted	75,139	77,194	74,947	71,948
Net income (loss) per share:
Basic	$(0.49)	$0.17	$(0.25)	$(0.55)
Diluted	$(0.49)	$0.16	$(0.25)	$(0.55)
Potentially dilutive securities excluded from net income (loss) per share - diluted because their effect is anti-dilutive	4,428	650	4,556	5,988

Note 11 - Stock-Based Compensation and Stockholders’ Equity
Common Stock
In March 2013, the Company sold 2.2 million shares of its common stock in an underwritten public offering at $94.20 per share for net proceeds of $201.0 million after deducting expenses of the offering. The closing of the offering took place on March 13, 2013.
Stock Plans
At the Company's annual meeting of stockholders on May 8, 2014, the Company's stockholders approved the 2014 Equity Incentive Award Plan (2014 Plan). The 2014 Plan replaced the Company's expiring 2004 Equity Incentive Award Plan (2004 Plan). The 2014 Plan provides for the issuance of various forms of awards including among others, incentive and non-qualified stock options and restricted stock units.
Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of goods sold	$174	$—	$591	$—
Research and development	8,215	3,760	13,750	14,940
Selling, general and administrative	8,802	3,101	15,836	15,499
Total stock-based compensation	$17,191	$6,861	$30,177	$30,439
The following table summarizes the Company's stock option activity for the six months ended June 30, 2014 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share
Balance at December 31, 2013	5,111	$23.54
Exercised	(1,046)	8.50
Granted	921	85.67
Forfeited	(173)	54.00
Balance at June 30, 2014	4,813	$37.60

The following table summarizes all of the Company's restricted stock unit activity for the six months ended June 30, 2014 (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	—	$—
Granted	127	110.52
Forfeited	(1)	133.21
Balance at June 30, 2014	126	$110.41
The accounting grant date for employee stock options and restricted stock units with performance obligations is the date on which the performance goals have been defined and a mutual understanding of the terms has been reached. The Company's time-based stock option awards and restricted stock units typically vest over a four-year period subject to the employee’s continued service. The Company's performance-based stock options and performance-based restricted stock units granted to executive officers typically vest over a four-year period and five-year period, respectively, subject to the satisfaction of performance criteria established annually for such executive as determined by the Compensation Committee after reviewing the performance reports. The tables above exclude 0.8 million performance stock options and less than 0.1 million performance based restricted stock units granted in current and prior fiscal years for which the performance criteria had not been established as of June 30, 2014.
 At June 30, 2014, 2.0 million shares were available for grant under the Company's 2014 Equity Incentive Award Plan.
Sales under the ESPP for the six months ended June 30, 2014 and 2013 were approximately 0.1 million shares and 0.1 million shares at an average price of $80.39 and $17.79, respectively. Shares available for future purchase under the ESPP were 0.5 million at June 30, 2014.
Additional paid-in capital increased by $43.8 million during the six months ended June 30, 2014 as a result of stock-based compensation of $30.8 million and the issuance of common stock upon exercise of stock options of $13.0 million.
Note 12 – Recent Accounting Pronouncements
During the fiscal first quarter of 2013, the FASB issued amended guidance clarifying the release of accumulated Foreign Currency Translation from Accumulated Other Comprehensive Income (AOCI) into current year Net Earnings. The amendment requires that when the parent company ceases to have a controlling interest in a subsidiary or a business within a foreign entity the parent is to release accumulated Foreign Currency Translation from AOCI. This update was required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard did not have a material impact on the Company's results of operations, cash flows or financial position.
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
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this accounting standard on its results of operations, financial position and cash flows.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This standard is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.
Note 13 – Subsequent Events
On July 28, 2014, the Company announced that the FDA granted IMBRUVICA regular (full) approval for the treatment of patients with CLL who have received at least one prior therapy, and for the treatment of CLL patients with deletion of the short arm of chromosome 17 (del 17p CLL), including treatment naive and previously treated del 17p CLL patients. This approval of IMBRUVICA triggered $60.0 million of milestone payments to the Company under its collaboration agreement with Janssen Biotech Inc. The Company will recognize this milestone as revenue during the three months ending September 30, 2014.

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
Company Overview
We are a biopharmaceutical company focused on developing and commercializing innovative small-molecule drugs for the treatment of cancer and immune mediated diseases. Our mission and goal is to build a viable biopharmaceutical company that designs, develops and commercializes novel therapies intended to improve quality of life, increase duration of life and resolve serious unmet medical healthcare needs; and to identify and control promising product candidates based on scientific development and administrational expertise, develop our products in a rapid, cost-efficient manner and to pursue commercialization and/or development partners when and where appropriate.
IMBRUVICA® (ibrutinib, PCI-32765) first came to market on November 13, 2013, when it was approved by the U.S. Food and Drug Administration (FDA) under accelerated approval as a single agent for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. On February 12, 2014, the U.S. Food and Drug Administration (FDA) approved IMBRUVICA under accelerated approval as a single agent for the treatment of patients with chronic lymphocytic leukemia (CLL) who have received at least one prior therapy, the second indication for IMBRUVICA. The FDA's accelerated approval for these indications was based on overall response rate (ORR) of patients participating in the PCYC-1104 and PCYC-1102 Phase II clinical studies. Improvements in survival or disease-related symptoms was not established in these studies at the time of accelerated approval.
Subsequent to June 30, 2014, we received additional FDA approval for IMBRUVICA on July 28, 2014 (please see Note 13 to the condensed consolidated financial statements). Unless otherwise noted, any disclosures in this report with respect to the patient populations for which IMBRUVICA is approved refer to the approved patient populations as of June 30, 2014.
IMBRUVICA is the first once-daily, single-agent, oral kinase inhibitor for patients with MCL and patients with CLL who in each case have received one prior therapy and is being jointly developed and commercialized by Pharmacyclics and Janssen Biotech, Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson.
We market IMBRUVICA and have three product candidates in clinical development and several preclinical molecules in lead optimization. We are committed to high standards of ethics, scientific rigor, and operational efficiency as we move each of these programs to viable commercialization.
In December 2011, we entered into a worldwide collaboration and license agreement (the Agreement) with Janssen, for the joint development and commercialization of ibrutinib, a novel, orally active, first-in-class BTK inhibitor which has been and continues to be developed for the treatment of hematological malignancies, including non-Hodgkin lymphoma (NHL), CLL and multiple myeloma (MM). Under the Agreement, we received our first significant revenue in the form of milestone payments during the year ended June 30, 2012. Together with our partner Janssen, Pharmacyclics is commercializing IMBRUVICA in the United States.
In 2006, we acquired multiple small molecule drug candidates for the treatment of cancer and other diseases from Celera Genomics, an Applera Corporation business (now Celera Corporation - a subsidiary of Quest Diagnostics Incorporated), including technology and intellectual property relating to drugs that target histone deacetylase (HDAC) enzymes (specific and multiple isoforms), a Factor VIIa inhibitor targeting a tumor signaling pathway involved in angiogenesis, tumor growth and metastases and B-cell associated tyrosine kinase inhibitors potentially useful for the treatment of lymphomas/leukemias, anti-inflammatory and autoimmune diseases.
Clinical Development Overview
The table below summarizes our programs and clinical product candidates and their stage of development:

Product Candidates/Programs	Disease Indication	Development Status(1)
IMBRUVICA BTK Inhibitor	B-cell lymphomas:	Multiple trials (Phase I, II, III) in
	• Chronic lymphocytic leukemia (CLL)	treatment naive and in relapsed/
	• Small lymphocytic lymphoma (SLL)	refractory patients
• Mantle cell lymphoma (MCL)
• Diffuse large B-cell lymphoma (DLBCL)
• Follicular lymphoma (FL)
• Multiple myeloma (MM)
• Waldenstrom's macroglobulinemia (WM)
• Marginal zone lymphoma (MZL)
• Other
BTK 2nd Generation Inhibitor	Autoimmune and anti-inflammatory disease	Non-clinical testing, Phase I
Abexinostat HDAC Inhibitor (PCI-24781)	Relapsed/refractory lymphomas and solid tumors	Multiple trials (Phase I, II)
Factor VIIa Inhibitor (PCI-27483)	Cancer	Phase II complete
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
Marketed Product - IMBRUVICA® (ibrutinib)
IMBRUVICA is approved by the U.S. Food and Drug Administration as a single agent for the treatment of patients with MCL and patients with CLL who in each case have received at least one prior therapy. The FDA approval for these indications was based on ORR of patients participating in the PCYC-1104 and PCYC-1102 Phase II clinical studies. An improvement in survival or disease-related symptoms was not established in these studies. IMBRUVICA is a new agent that inhibits the function of Bruton's tyrosine kinase (BTK). BTK is a key signaling molecule of the B-cell receptor signaling complex that plays an important role in the survival of malignant B-cells. IMBRUVICA blocks signals that stimulate malignant B-cells to grow and divide uncontrollably.
The following information can be found on the prescribing information for IMBRUVICA:
The approval in MCL was based on the results of a multi-center, international, single-arm trial of 111 patients with previously treated MCL. Tumor response was assessed according to the revised International Working Group (IWG) for NHL criteria.  The efficacy results demonstrated a 65.8% overall response rate (95% Confidence Interval (CI): 56.2, 74.5); 17% of patients achieved a complete response and 49% of patients achieved a partial response.  The median duration of response was 17.5 months (95% CI: 15.8, not reached).  The approval in CLL was based on the results of a Phase Ib/II, open-label, multi-center, international, single-arm trial of 48 patients with relapsed or refractory CLL who received 420 mg of IMBRUVICA daily.  The primary endpoint was safety and a secondary endpoint was ORR, which was assessed by a modified version of the International Working Group on CLL (IWCLL) criteria by an Independent Review Committee. The efficacy results demonstrated a 58.3% ORR (95% confidence interval (CI) (%), 43.2, 72.4), all partial responses. The duration of response (DOR) ranged from 5.6 to 24.2+ months. The median DOR was not reached.
IMBRUVICA (ibrutinib) - Recent Clinical Development Updates
During the three months ended June 30, 2014, we provided updates on several of our clinical programs in various press releases and filings with the Securities and Exchange Commission. During the three months ended June 30, 2014, we participated in three prominent medical conferences, the 50th Annual Meeting of the American Society of Clinical Oncology (ASCO) in Chicago, IL, the 19th European Hematology Association (EHA) Congress in Milan, Italy and the American Association for Cancer Research (AACR) in San Diego, Ca. During these conferences, IMBRUVICA was presented in a total of 4 oral sessions and 14 posters in 7 histologies (CLL, SLL, HCL, MCL, DLBCL, FL, and MZL). Selected abstracts are highlighted below:
Randomized Comparison of Ibrutinib Versus Ofatumumab in Relapsed or Refractory Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma: Results From the Phase III RESONATETM Trial (Abstract #LBA7008 - ASCO 2014)
IMBRUVICA significantly prolonged progression-free survival (PFS) in patients with relapsed/refractory (R/R) CLL in comparison to those randomized to receive ofatumumab. Patients treated with IMBRUVICA experienced a 78% reduction in risk of progression or death versus patients receiving ofatumumab (HR 0.215, 95% CI, 0.146 to 0.317, p<0.0001) per Independent Review Committee (IRC) evaluation. The median PFS for IMBRUVICA was not reached with a median time on study of 9.4 months. The median PFS for ofatumumab was 8.1 months. IMBRUVICA significantly prolonged overall survival (OS) compared with ofatumumab. IMBRUVICA reduced the risk of death by 57% (HR=0.434, 95% CI, 0.238 to 0.789; p<0.005) compared to the ofatumumab arm. This was observed despite a total of 57 patients who were initially randomized to ofatumumab crossing over to receive IMBRUVICA prior to the analysis. Patient characteristics were well balanced between arms: patients receiving IMBRUVICA had a median of 3 prior therapies with 32% deletion of the short arm of chromosome 17 (del17p), a mutation typically associated with poor prognosis, and 56% RAI stage III/IV (indicative of high risk CLL patients) versus patients receiving ofatumumab who had a median of 2 prior therapies with 33% del17p and 58% RAI stage III/IV.
ORR was significantly higher in patients receiving IMBRUVICA by both investigator and IRC evaluations. Investigator assessed ORR (including complete responses (CR), partial responses (PR) and partial responses with lymphocytosis (PR+L)) was 85 % for IMBRUVICA and 23% for patients receiving ofatumumab, evaluated by the investigators based on the International Workshop on CLL (IWCLL) response criteria. The RESONATE study also had the IRC evaluate sequential CT scans (performed per protocol, approximately 12 weeks apart) to assess and confirm response. With this analysis, 63% of

IMBRUVICA patients achieved a partial response (PR or a PR+L) compared to only 4% of patients receiving ofatumumab (p<0.0001). Significant benefit measured by PFS, OS and response rates were observed in the IMBRUVICA arm consistently across all subgroups by baseline disease risk factors, including those patients with del17p or those whose disease was considered refractory to purine analogue therapy. Only 3% of the patients receiving IMBRUVICA experienced progressive disease as a best response versus 10% receiving ofatumumab as evaluated by the IRC.
The most commonly occurring adverse events (AE) independent of Grade (AEs in 20% or more of patients) were diarrhea (48% vs.18%), fatigue (28% vs. 30%), pyrexia (fever; 24% vs. 15%), nausea (26% vs.18%), anemia (23% vs. 17%) and neutropenia (22% vs. 15%). Hematologic AEs that were Grade 3 or 4 in the RESONATE trial were neutropenia (decreased amount of white blood cells; 16% in the IMBRUVICA arm vs. 14% in the ofatumumab arm), thrombocytopenia (decrease in platelets in the blood; 6% vs. 4%), and anemia (5% vs. 8%). Atrial fibrillation of any grade was noted more frequently in patients receiving IMBRUVICA (5% versus 0.5% with ofatumumab), these events were manageable and lead to discontinuation for only 1 patient. There was no difference in major bleeding between the IMBRUVICA or ofatumumab arms (reported in 2 patients randomized to IMBRUVICA and 3 patients receiving ofatumumab). The incidence of grade 3 or higher infection was 24% for IMBRUVICA arm and 22% for the ofatumumab arm. Richter’s Transformation (RT) occurred in 2 patients in the IMBRUVICA arm and in 2 patients in the ofatumumab arm.
With a median follow-up of 9.6 months, patients receiving IMBRUVICA showed a discontinuation rate due to progressive disease, adverse events or death of 13%, with 86% of patients continuing on therapy. Patients receiving ofatumumab showed a discontinuation rate due to progressive disease, adverse events or death of 28%.
Independent Evaluation of Ibrutinib Efficacy 3 Years Post-Initiation of Monotherapy in Patients With Chronic Lymphocytic Leukemia/Small Lymphocytic Leukemia Including Deletion 17p Disease (Abstract #7014 - ASCO 2014)
In the treatment naïve group, 31 CLL patients, aged 65 years or older, received single agent IMBRUVICA once daily and were followed in the study for a median time of 32.1 months. The ORR, as assessed by the Investigator, was 87% (CR 13%, nodular PR (nPR) 3%, PR 65%, PR+L 6%). Only one patient had progressive disease during the median follow up of 32.1 months and the PFS at 30 months was 96%. The OS for these patients at 30 months was 97%.
In the R/R group, 101 patients with CLL/SLL (median of 4 prior therapies, 57% Rai stage III or IV (indicative of high risk CLL patients), 69% of patients had the high-risk characteristics of deletion of short arm of chromosome 17 or 11 (del 17p or del 11q)) received single-agent IMBRUVICA once daily and were followed in the study for a median time of 26.6 months. Overall 90% of patients achieved a best response of PR+L or higher. For patients without del17p or del11q, the estimated PFS was 89% at 30 months. The median PFS for del17p patients was 28.1 months and for patients with del11q the median PFS had not been reached and was estimated to be 74% at 30 months. The estimated OS for these R/R patients was 79.9%.
Following all the patients in this study for up to 3 years, the percentage of patients with AEs as a primary reason leading to discontinuation decreased over time, with 8% in the first year, 2% in the second year and 3% in the third year. Similarly, the percentage of who experienced a death on study decreased over time, with 5% in the first year, 4% in the second year and 3% in the third year.
A phase 1b/2 study evaluating activity and tolerability of the BTK inhibitor ibrutinib in combination with ofatumumab in patients with chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) and related diseases (Abstract #7009 - ASCO 2014)
The study design consisted of three dosing cohorts, group 1 received one month of IMBRUVICA monotherapy followed by IMBRUVICA and ofatumumab in combination thereafter, group 2 received IMBRUVICA and ofatumumab in combination from the outset, and group 3 received two months of ofatumumab monotherapy followed by IMBRUVICA and ofatumumab thereafter. Seventy-one (71) patients with R/R CLL/SLL/Prolymphocytic Leukemia (PLL) and RT, with a median of 3 prior therapies, were enrolled in the study (27, 20 and 24 in groups 1, 2 and 3 respectively). Sixty-one percent (61%) of patients had RAI stage III/IV and were considered high risk, 44% had del17p, and 31% had del11q, genetic mutations typically associated with poor prognosis.
The overall response (including CR, PR and PR+L) in CLL/SLL/PLL patients was 100%, 84%, and 75% in groups 1, 2 and 3 respectively, which were achieved within a median of 4.6 months during the study. At the study end, 90% (52 of 58) of responders were progression free with follow up of 16, 12 and 11 months for groups 1, 2 and 3 respectively. At 12 months, the PFS was 89%, 85%, and 75% in groups 1, 2 and 3.
The AEs for all 3 cohorts combined were mostly grade 1 or 2. The most frequent events reported in 15% or more of patients were diarrhea (68%, 5 cases of grade ≥ 3), infusion related reaction (45%, 1 case of grade ≥ 3), peripheral sensory neuropathy (42%, 2 cases of grade ≥ 3), and stomatitis (37%, 2 cases of grade ≥ 3). The grade 3 or higher AE, reported in 15%

or more of patients, was neutropenia (22.5%, 16 cases). Of all 71 patients, 6 patients had AEs leading to IMBRUVICA discontinuation.
IMBRUVICA (ibrutinib) - Selected Clinical Trial Updates
Chronic Lymphocytic Leukemia/ Small Lymphocytic Lymphoma (CLL/SLL)

•
RESONATE™ (PCYC-1112): Phase III study of IMBRUVICA versus ofatumumab in patients with relapsed/refractory (R/R) CLL/SLL was initiated in the second quarter of 2012. This is a randomized, multi-center, open-label Phase III trial of IMBRUVICA as a monotherapy. This 391 patient study met its primary end point of PFS as well as a key secondary endpoint of overall survival at the pre-planned interim analysis in January 2014. Based on the study data provided to the FDA in April 2014 we received full regular approval on July 28, 2014.

•
RESONATE™-17 (PCYC-1117): Open-label, single-arm, Phase II study of IMBRUVICA as a single agent in patients with CLL who have deletion of chromosome 17p and who did not respond to or relapsed after at least one prior treatment (a high unmet need population) was initiated in the first quarter of 2013. The primary endpoint of the study is overall response rate (ORR). This study completed enrollment of 145 patients worldwide in the third quarter of 2013.

•
RESONATE™-2 (PCYC-1115): Phase III study of IMBRUVICA versus chlorambucil in newly diagnosed elderly CLL/SLL patients was initiated in the first quarter of 2013. This is a randomized, multicenter, open-label trial of IMBRUVICA as a monotherapy versus chlorambucil in patients 65 years or older with treatment naïve CLL/SLL. The study design was agreed upon with the FDA under a Special Protocol Assessment (SPA). The primary objective of the study is to demonstrate a clinically significant improvement in PFS when compared to chlorambucil. The study completed enrollment of 273 patients worldwide in the first quarter of 2014.

•
HELIOS (CLL3001): Phase III study of IMBRUVICA in combination with bendamustine and rituximab in patients with R/R CLL/SLL was initiated in the third quarter of 2012. This is a randomized, multi-center, double-blinded, placebo-controlled trial of IMBRUVICA in combination with bendamustine and rituximab versus placebo in combination with bendamustine and rituximab (BR) in R/R CLL/SLL patients who have received at least one line of prior therapy. The primary objective of the study is to demonstrate a clinically significant improvement in PFS when compared to bendamustine and rituximab. This study completed enrollment of 578 patients worldwide in the first quarter of 2014.

•
BRILLIANCE (CLL3002): Phase III study of IMBRUVICA versus rituximab in patients with R/R CLL/SLL was initiated in the fourth quarter of 2013. This is a randomized, open-label, multi-center study to evaluate the efficacy and safety of versus rituximab in adult Chinese patients with R/R CLL or SLL with active disease requiring treatment, who have failed at least one prior line of therapy and are not considered appropriate candidates for treatment or retreatment with purine analog-based therapy or combination chemo-immunotherapy. The primary objective of the study is to demonstrate a clinically significant improvement in PFS. The enrollment target of this study is 150 patients.

•
Third-party sponsored: Phase III study of IMBRUVICA versus IMBRUVICA + rituximab versus bendamustine + rituximab in frontline newly diagnosed elderly (≥ 65 Years of Age) CLL/SLL patients (Alliance A041202) was initiated by the National Cancer Institute in the fourth quarter of 2013. This is a randomized, multi-center study designed to evaluate the improvement in PFS of IMBRUVICA with or without rituximab vs bendamustine and rituximab. Secondary outcome measures include overall survival and duration of response. The enrollment target of this multi-center study is 523 patients, enrollment initiated during the first quarter 2014.

•
Third-party sponsored: Phase III study in treatment-naive, young fit patients with CLL, comparing the combination of IMBRUVICA and Rituxan to chemo immunotherapy of FCR (fludarabine, cyclophosphamide, and rituximab), (ECOG1912), was initiated by the Eastern Cooperative Oncology Group in the first quarter of 2014. This is a randomized study designed to evaluate the improvement in PFS of IMBRUVICA with rituximab vs FCR. Secondary outcome measures include overall survival and adverse events. The enrollment target of this multi-center study is 519 patients.

•
Third-party sponsored: Phase III study in untreated, intermediate and high-risk patients with CLL, comparing monotherapy IMBRUVICA to placebo or no therapy, (CLL12), was initiated by the German Study Group in the first quarter of 2014. This is a randomized study designed to evaluate the improvement in event-free survival (EFS) of IMBRUVICA vs. watch and waiting.  Secondary outcome measures include ORR and PFS. Enrollment of this multi-center study initiated with a target of 302 patients.

Mantle Cell Lymphoma (MCL)

•
RAY (MCL3001): Phase III study of IMBRUVICA versus temsirolimus in R/R MCL patients was initiated in the fourth quarter of 2012. This is a randomized, multi-center, open-label trial of IMBRUVICA as a monotherapy versus temsirolimus in R/R MCL patients who received at least one prior rituximab-containing chemotherapy regimen. The primary endpoint of the study is PFS. This study completed enrollment of 280 patients worldwide in the fourth quarter of 2013.

•
SHINE (MCL3002): Phase III study of IMBRUVICA in combination with BR in elderly patients with newly diagnosed MCL was initiated in the second quarter of 2013. This is a randomized, multi-center, double-blinded, placebo-controlled trial of IMBRUVICA plus BR versus placebo plus BR in patients 65 years or older with newly diagnosed MCL. The primary endpoint of the study is PFS. The enrollment target of this global study is 520 patients.

Diffuse Large B-cell Lymphoma (DLBCL)

•
PHOENIX (DBL3001): Phase III study of IMBRUVICA in combination with R-CHOP (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone) in patients with newly diagnosed non-GCB subtype of DLBCL was initiated in the third quarter of 2013. This is a randomized, multi-center, double-blinded, controlled trial of IMBRUVICA plus rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone (R-CHOP) versus R-CHOP in patients with newly diagnosed non-GCB subtype DLBCL. The primary endpoint of the study is to demonstrate a clinically significant improvement in event-free survival when compared to R-CHOP. The enrollment target of this global study is 800 patients.

Follicular Lymphoma (FL)

•
PCYC 1125: Phase II multicenter, open-label, study of IMBRUVICA, in combination with Rituximab in previously untreated subjects with follicular lymphoma was initiated in the fourth quarter of 2013. The primary endpoint of this study is overall response rate. The enrollment target of this study is 80 patients.

•
DAWN (FLR2002): Phase II study of IMBRUVICA in patients with R/R FL was initiated in the second quarter of 2013. This is a multi-center, open-label, single-arm, global trial of IMBRUVICA in patients with chemoimmunotherapy-resistant FL, whose disease has relapsed from at least 2 prior lines of therapy, including at least one rituximab combination chemotherapy regimen. The primary endpoint of this study is overall response rate. This study completed enrollment of 111 patients worldwide in Q2 of 2014.

•
SELENE (FLR3001): Phase III study of IMBRUVICA in patients with R/R indolent Non-Hodgkin’s Lymphoma (iNHL) was initiated in the first quarter of 2014. This is a randomized, multi-center, placebo-controlled trial in combination with either BR or R-CHOP in patients with previously treated indolent Non-Hodgkin Lymphoma (iNHL). The primary endpoint of this study is progression free survival. The enrollment target of this global study is 400 patients.

Marginal Zone Lymphoma (MZL)

•
PCYC-1121: Phase II study of IMBRUVICA in patients with R/R marginal zone lymphoma was initiated in the fourth quarter of 2013. This is a multi center, open-label, monotherapy study to evaluate the safety and efficacy of IMBRUVICA in patients with R/R marginal zone lymphoma. The primary endpoint of this study is overall response rate and the enrollment target of this study is 60 patients.

Waldenstrom's Macroglobulinemia (WM)

•
PCYC-1127: Phase III study of IMBRUVICA or placebo in combination with rituximab in patients with previously treated WM was initiated in the second quarter of 2014. This is a randomized, multi-center, double-blinded, placebo-controlled trial of IMBRUVICA. The primary outcome measure of this study is PFS. The secondary outcome measures include ORR, time to next treatment, OS and number of participants with AEs as a measure of safety and tolerability within each treatment arm. The enrollment target of this study is 180 patients.

Multiple Myeloma (MM)

•
PCYC-1111: Phase II study of IMBRUVICA in patients with R/R multiple myeloma was initiated in the first quarter of 2012. This is a Phase II, multi-center, open-label trial designed to assess the safety and efficacy of IMBRUVICA as a single agent and in combination with dexamethasone in patients with R/R MM. At this time, an expansion of cohorts 1, 2 and 3 (420mg, 560mg with dexamethasone, and 840mg) is not planned due to the fact that the protocol-defined response rate was not achieved. The Company has expanded the fourth and final dosing cohort to 43 patients (840mg with dexamethasone) as it crossed a minimum pre-defined boundary of efficacy. The clinical development focus of IMBRUVICA in this indication will be in combination therapies.

•
PCYC-1119: Phase I/IIb study of IMBRUVICA in combination with carfilzomib in patients with R/R MM was initiated in the third quarter of 2013. The Phase I portion of this study is a dose escalation study designed to assess the safety and recommended Phase IIb dose of IMBRUVICA and carfilzomib. The Phase IIb portion will be a randomized, double-blind, placebo controlled study to evaluate the efficacy of IMBRUVICA and carfilzomib versus carfilzomib and placebo. The primary endpoint of the Phase IIb portion of the study is progression-free survival. The enrollment target of this study is 176 patients.

IMBRUVICA (ibrutinib) - Regulatory Update
On October 30, 2013, Janssen-Cilag International NV (Janssen) announced it has submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for ibrutinib for the treatment of adult patients with relapsed or refractory CLL/SLL or relapsed or refractory MCL.
On November 13, 2013, the Food and Drug Administration (FDA) approved IMBRUVICA monotherapy for the treatment of patients with MCL who have received at least one prior therapy. This indication is based on ORR. An improvement in survival or disease-related symptoms has not been established.
On February 12, 2014 the FDA approved IMBRUVICA as a single agent for the treatment of patients with CLL who have received at least one prior therapy. This indication is based on ORR. An improvement in survival or disease-related symptoms has not been established.
On July 25, 2014, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) issued a positive opinion recommending full marketing approval for IMBRUVICA in the European Union. The CHMP recommendation for IMBRUVICA is for the treatment of adult patients with relapsed or refractory MCL, or adult patients with CLL who have received at least one prior therapy, or in first line in the presence of 17p deletion or TP53 mutation in patients unsuitable for chemo‑immunotherapy. The positive opinion was based on data from the Phase II study (PCYC-1104) in MCL, a Phase III RESONATE™ study (PCYC-1112-CA) and a Phase II study (PCYC-1102) in CLL.
The European Medicines Agency is a decentralized agency of the European Union responsible for the scientific evaluation of medicines developed by pharmaceutical companies for use in the 28 countries of the European Union. The positive opinion of the EMA’s CHMP will be reviewed by the European Commission, and a final decision on IMBRUVICA is anticipated later this year. In addition to European markets, a worldwide regulatory filing program for ibrutinib currently is underway.
On July 28, 2014, the FDA granted IMBRUVICA full approval for the treatment of CLL patients who have received at least one prior therapy, and for the treatment of CLL patients with deletion of the short arm of chromosome 17 (del 17p CLL), including treatment naïve (frontline) and previously treated del 17p CLL patients. This was the first full FDA approval for IMBRUVICA, and was granted only five and a half months after the original accelerated approval for patients with previously treated CLL, which was granted in February 2014.
This full approval is based on data from the Phase III RESONATE™ study (PCYC-1112-CA), a randomized, multi-center, international head-to-head comparison of single-agent, orally-administered IMBRUVICA versus the intravenous, monoclonal antibody ofatumumab targeting the CD 20 antigen. This study enrolled 373 patients with CLL and 18 patients with SLL, who received at least one prior therapy. The median number of prior treatments was 2 (range, 1 to 13 treatments). At baseline, the median age of these patients was 67 years, 58% of whom had at least one tumor ≥ 5 cm, and 32% of whom had the del 17p mutation. Patients receiving IMBRUVICA demonstrated a statistically significant improvement in progression-free survival (PFS), overall survival (OS) and overall response rate (ORR) as compared to patients treated with ofatumumab. The median PFS and OS has not been reached on the IMBRUVICA arm. There was a 78% reduction in the risk of progression or death as assessed by an independent review committee (IRC) according to the modified IWCLL criteria (HR 0.22, 95% CI, 0.15 to 0.32, p<0.0001). In addition, the analysis of overall survival demonstrated a 57% statistically significant reduction in the risk of death for patients in the IMBRUVICA arm (HR 0.43; 95 CI, 0.24 to 0.79, p<0.005). This was observed despite a total of 57 patients who were initially randomized to ofatumumab crossing over to receive IMBRUVICA prior to the analysis. For previously treated del 17p CLL patients, there was a 75% reduction in the risk of progression or death as assessed by an IRC (HR 0.25, 95% CI, 0.14 to 0.45, p<0.0001).
IMBRUVICA (ibrutinib) - Breakthrough, Fast Track and Orphan Drug Designations

In the U.S., the FDA granted orphan drug designation to IMBRUVICA for the following orphan diseases: CLL on April 6, 2012, MCL on December 3, 2012, MM on May 16, 2013, SLL on May 30, 2013, WM on October 15, 2013 and DLBCL on October 23, 2013. A U.S. orphan drug designation provides the drug developer with several benefits and incentives related to the orphan drug, including a 7-year period of U.S. marketing exclusivity if the drug is the first of its type approved for the specified indication.
The FDA also granted Pharmacyclics with a Fast Track designation for IMBRUVICA for the treatment of CLL/SLL on October 29, 2012 and for the treatment of MCL on December 18, 2012. Fast Track is a process designed to facilitate the development, and expedite the review of drugs to treat serious and life-threatening conditions and address unmet medical needs for the condition.
The European Commission (EU) adopted the decision that IMBRUVICA is designated as an orphan medicinal product for the following diseases, CLL/SLL on April 26, 2012, MCL on March 12, 2013, DLBCL on November 13, 2013, FL on January 16, 2014 and lymphoplasmacytic lymphoma/WM on April 29, 2014. An EU orphan drug designation provides the drug developer with several benefits and incentives related to the orphan drug, including market exclusivity for 10 years after approval if the drug is the first of its type approved for the specified indication.
On February 8, 2013, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation to the investigational oral agent IMBRUVICA monotherapy for the treatment of patients with relapsed or refractory MCL and to IMBRUVICA monotherapy for the treatment of patients with WM, both of which are B-cell malignancies. On March 18, 2013, Pharmacyclics announced that the FDA granted an additional Breakthrough Therapy Designation for the investigational oral agent IMBRUVICA as monotherapy for the treatment of CLL/SLL patients with deletion of the short arm of chromosome 17 (deletion 17p). Patients harboring a deletion within chromosome 17 are poor responders to chemoimmunotherapy and have limited treatment options. The presence of deletion 17p is one of the worst prognostic factors in patients with CLL.
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
Abexinostat (formerly PCI-24781) - Histone Deacetylase (HDAC) Inhibitor
Abexinostat is an orally dosed, broad spectrum, hydroxamic acid-based small molecule HDAC inhibitor that has been evaluated in Phase I and II clinical trials for refractory solid tumors and lymphoma by Pharmacyclics and its ex-U.S. partner, Les Laboratoires Servier of Paris, France (Servier). Abexinostat has shown promising anti-tumor activity in vitro and in vivo (Buggy et al, Mol Cancer Ther 2006; 5: 1309-17).
Abexinostat has been tested in several clinical trials in the U.S. by Pharmacyclics and globally by our partner Servier. In the U.S., Pharmacyclics has completed two Phase I studies using abexinostat as a single agent in patients with advanced solid tumors, a Phase I/II trial testing abexinostat single agent in patients with relapsed or refractory NHL and a Phase I trial in soft-tissue sarcoma patients (in combination with doxorubicin, an anti-tumor agent) co-sponsored by the Massachusetts General Hospital and Dana-Farber Cancer Institute. Results from this trial were presented at the annual meeting of the Connective Tissue Oncology Society in November 2012 in Prague, Czech Republic and updated at the AACR Annual Meeting in April 2013. A Phase II study was undertaken in relapsed/refractory FL and mantle-cell lymphoma (MCL). The results from this study were presented in poster at the 12th International Conference on Malignant Lymphoma (IMCL) in Lugano, Switzerland (June 19-22, 2013). We have been working with our partner Servier to develop a new formulation of our HDAC inhibitor PCI-24781 and are actively considering additional clinical development opportunities.We also continue investigating combination strategies for PCI-24781 through nonclinical studies.
Our collaboration partner for ex-U.S. markets, Servier, has initiated a multitude of Phase I/II trials in Europe and Asia in lymphomas and solid tumors with abexinostat as single agent and in combination with other chemotherapeutic agents including cisplatin, liposomal doxorubicin and FOLFOX. Further analysis of these trials and any updates may be released by Servier.

We are subject to risks common to pharmaceutical companies developing products, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, uncertainty of market acceptance of our products, history of and expectation of future operating losses, reliance on collaborative partners, enforcement of patent and proprietary rights and the need for future capital. In order for a product to be commercialized, we must conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidates to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, build U.S. commercial capability, obtain market acceptance and, in many cases, obtain adequate coverage of and reimbursement for our products from government and private insurers. We have incurred significant operating losses since our inception in 1991 and we expect to continue to incur substantial additional operating losses until such time, if ever, as the commercialization of IMBRUVICA or our other product candidates generates sufficient revenue to cover our expenses. We commercially launched IMBRUVICA on November 13, 2013.
Results of Operations
Total Revenue (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)

Product revenue, net	$109,495	$—	$109,495	$165,674	$—	$165,674
License and milestone revenue	—	50,000	(50,000)	60,000	50,000	10,000
Collaboration services revenue	3,525	4,684	(1,159)	6,723	7,530	(807)
Total revenue	$113,020	$54,684	$58,336	$232,397	$57,530	$174,867
For the three months ended June 30, 2014, total revenue increased by $58.3 million compared to the three months ended June 30, 2013 primarily due to a $109.5 million increase in product revenue, net from sales of IMBRUVICA, partially offset by a $50.0 million decrease in milestone revenue recognized under the worldwide collaboration and license agreement with Janssen (the Agreement) and a $1.2 million decrease in collaboration services revenue primarily related to the Agreement.
For the six months ended June 30, 2014, total revenue increased by $174.9 million compared to the six months ended June 30, 2013 primarily due to a a $165.7 million increase in product revenue, net from sales of IMBRUVICA and a $10.0 million increase in milestone revenue earned under the Agreement, partially offset by a $0.8 million decrease in collaboration services revenue primarily related to the Agreement.
Product revenue, net
Product revenue, net consists of revenue recorded on sales of IMBRUVICA. IMBRUVICA has been approved by the U.S. Food and Drug Administration (FDA) and is currently marketed in the United States as a single agent for the treatment of patients with MCL and patients with CLL who in each case have received at least one prior therapy. IMBRUVICA received approval from the FDA for MCL on November 13, 2013 and for CLL on February 12, 2014.
We recognize revenue from the sale of IMBRUVICA when the product’s title and risk of loss transfers to the customer. We derive product revenue, net based on net sales to our specialty pharmacy, specialty distributor and direct customers, less estimated government rebates, charge-backs, returns reserve and prompt payment discounts.
License and milestone revenue
For the six months ended June 30, 2014, we recognized $60.0 million of milestone revenue under the Agreement. As previously announced, the $60.0 million milestone payment to us was triggered on February 12, 2014 as a result of the FDA approval of IMBRUVICA as a single agent for the treatment of patients with chronic lymphocytic leukemia (CLL) who have received at least one prior therapy.
For the three months ended June 30, 2013, we recognized $50.0 million of milestone revenue under the Agreement due to our achievement of one clinical milestone during the period.
Collaboration services revenue

For the three and six months ended June 30, 2014, collaboration services revenue decreased by $1.2 million and $0.8 million, respectively, compared to the prior year periods primarily due to the timing of development efforts under the Agreement.
In December 2011, we entered into the Agreement which provided for a $150.0 million non-refundable upfront payment upon execution (see Note 3 to the condensed consolidated financial statements). The revenue related to the upfront payment was allocated $70.6 million to the licenses, $15.0 million to the committee services and $64.4 million to the development services. Since inception, the $15.0 million and $64.4 million allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively. As of June 30, 2014, approximately $53.8 million was included in deferred revenue related to the committee and development services, of which $41.7 million was included in deferred revenue non-current.
Cost of goods sold (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)
Cost of goods sold	$9,305	$—	$9,305	$15,415	$—	$15,415
Cost of goods sold includes third-party manufacturing costs of products sold, fixed manufacturing overhead, royalty fees, and other indirect costs such as employee compensation. For the three and six months ended June 30, 2014, cost of goods sold included $6.9 million and $10.9 million, respectively of royalty expense incurred under the Celera agreement (see Note 3 to the condensed consolidated financial statements).
We began capitalizing inventory during the year ended December 31, 2013 in connection with the FDA’s approval of IMBRUVICA, as the related costs were expected to be recoverable through the commercialization of the product. As of December 31, 2013, inventory related costs of $16.1 million incurred prior to FDA approval were recorded as research and development expenses in our statements of operations, of which $13.5 million was remaining on hand as of June 30, 2014. We expect to sell the remaining pre-commercialization inventory on hand over the next 12 to 15 months. Subsequent to the utilization of all our pre-commercialization inventory, we estimate cost of goods sold as a percentage of product revenue, net will be in the range of high single digit to low double digit percentage. The estimated cost of goods sold percentage of product revenue, net includes third-party manufacturing costs of products sold, fixed manufacturing overhead, royalty fees, and other indirect costs such as employee compensation. The range is impacted by our estimate of materials costs from our suppliers as well the level of our fixed overhead costs estimated in relation to our future sales levels.
Research and development (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)
Research and development	$45,668	$45,300	$368	$80,960	$81,084	$(124)
Less: Excess Amounts related to Research and development	—	(17,377)	17,377	—	(17,377)	17,377
Research and development, net	$45,668	$27,923	$17,745	$80,960	$63,707	$17,253
Research and development expense increased by $17.7 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to the $17.4 million benefit of Excess Amounts which was recorded as a reduction to costs and expenses in the three months ended June 30, 2013 (see Note 3 to the condensed consolidated financial statements).
Research and development expense increased by $17.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to the $17.4 million benefit of Excess Amounts which was recorded as a reduction to costs and expenses six months ended June 30, 2013 (see Note 3 to the condensed consolidated financial statements).
Average research and development headcount increased from 222 to 296 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Average research and development headcount increased from 206 to 288 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. In the near term, we intend to hire additional research and development employees, as well as incur costs under our collaboration agreements as we continue to invest in the development of our compounds (see Note 3 to our condensed consolidated financial statements). Accordingly, we expect that our research and development expenses will continue to increase.
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
Direct costs by program and indirect costs are as follows (in thousands):

			R&D Expenses
			Three Months Ended		Six Months Ended
			June 30,		June 30,
Program	Description	Phase of Development	2014	2013	2014	2013
BTK Inhibitors	Cancer	Phase I/II/III	$26,492	$34,896	$47,760	$53,192
BTK Inhibitors	Autoimmune	Non-clinical, Phase I	3,934	1,453	6,091	3,018
HDAC Inhibitors	Cancer	Phase I/II	156	241	215	759
Factor VIIa Inhibitor	Cancer	Phase II	—	165	9	280
	Total direct costs		30,582	36,755	54,075	57,249
	Indirect costs		15,086	8,545	26,885	23,835
	Less: Excess Amounts related to Research and development		—	(17,377)	—	(17,377)
	Research and development		$45,668	$27,923	$80,960	$63,707
Selling, general and administrative (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)
Selling, general and administrative	$45,002	$17,736	$27,266	$79,717	$37,762	$41,955
Less: Excess Amounts related to Selling, general and administrative	—	(3,006)	3,006	—	(3,006)	3,006
Selling, general and administrative, net	$45,002	$14,730	$30,272	$79,717	$34,756	$44,961
Selling, general and administrative expense for the three months ended June 30, 2014 increased by $30.3 million compared to the three months ended June 30, 2013. The increase was primarily due to an $8.0 million increase in payroll and related expenses, a $5.7 million increase in stock-based compensation expense, a $4.0 million increase in donations to third-party patient assistance foundations and a $1.9 million increase in consulting and outside service expenses. The increase in expense was also due a $3.0 million decrease in Excess Amounts and a $1.8 million increase attributable to the Janssen development cost share (see Note 3 to the condensed consolidated financial statements).
Selling, general and administrative expense for the six months ended June 30, 2014 increased by $45.0 million compared to the six months ended June 30, 2013. The increase was primarily due to a $16.9 million increase in payroll and related expenses, an $8.0 million increase in donations to third-party patient assistance foundations and a $2.8 million increase in consulting and outside service expenses. The increase in expense was also due to a $3.4 million increase attributable to the Janssen development cost share and $3.0 million decrease in Excess Amounts (see Note 3 to the condensed consolidated financial statements).
The average selling, general and administrative headcount increased from 80 to 240 in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The average selling, general and administrative headcount increased from 74 to 233 in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. In the near term, we intend to hire additional commercial and administrative employees, as well as incur costs under our collaboration agreements as we continue to commercialize our products.
Costs of collaboration (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)
Costs of collaboration	$50,095	$—	$50,095	$75,130	$—	$75,130
In connection with the Janssen agreement, net profits from the commercialization of products resulting from the collaboration, including IMBRUVICA, are shared 50% by us and 50% by Janssen (see Note 3 to the condensed consolidated financial statements).
For the three and six months ended June 30, 2014, Janssen's share of profits from net product revenue less cost of goods sold of IMBRUVICA of $50.1 million and $75.1 million, respectively was included in costs of collaboration in our condensed consolidated statements of operations.
Income tax benefit (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)
Income tax benefit	$181	$343	$(162)	$193	$1,317	$(1,124)
The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to a year to date benefit not expected to be realized under the application of the ASC No. 740-270, Income tax – Interim reporting (previously FIN 18, “Accounting for Income Taxes in Interim Period ”). For the three and six months ended June 30, 2014, no tax benefit has been recorded under an effective tax rate method as no benefit is expected to be realized for the current year given our full valuation allowance position and also based on our estimate of a tax provision for the year ending December 31, 2014. For the three and six months ended June 30, 2014, the income tax benefit was related to discrete items recorded in the period.
Liquidity and Capital Resources
As of June 30, 2014, our principal sources of liquidity were cash provided by operating activities and our cash and cash equivalents and marketable securities. At June 30, 2014, we had $678.0 million in cash, cash equivalents and marketable securities.
Net cash provided by operating activities of $48.3 million during the six months ended June 30, 2014 primarily consisted of a net loss of $18.8 million, adjusted by $30.2 million for stock-based compensation expense, a $48.1 million decrease in the receivable from collaboration partners, a $40.0 million increase in the payable to collaboration partners primarily due to the increase in costs of collaboration from IMBRUVICA sales and a $14.5 million decrease in advances to manufacturers due to the timing of inventory received. These increases in cash provided by operating activities were partially offset by an increase in trade receivables of $34.3 million due to sales of IMBRUVICA during the six months ended June 30, 2014, and a $25.0 million increase in inventory to meet customer demand.
Net cash used in operating activities of $13.1 million during the six months ended June 30, 2013 primarily consisted of net loss of $39.6 million, adjusted by $30.4 million for stock-based compensation expense, a $10.7 million increase in the receivable from collaboration partner, a $9.6 million increase in prepaid expenses and other assets and a $7.4 million decrease in deferred revenue. These decreases in cash flows from operating activities were partially offset by a $24.7 million increase in accrued liabilities. The increase in accounts receivable was primarily due to an increase in receivables from Janssen related to cost sharing and Excess Amounts under the collaboration agreement. The increase in prepaid expenses and other assets was primarily due to prepayments made in connection with our on-going clinical studies and a deposit paid in connection with the expansion of our contract manufacturing facility. The decrease in deferred revenue was due to the recognition of collaboration revenue primarily related to the Janssen agreement. The increase in accrued liabilities was primarily due to higher accrued contract manufacturing costs, higher accrued payroll and related expenses due to the increase in headcount, higher accrued marketing expenses and increased costs related to our clinical trials activities.
Net cash used in investing activities of $19.0 million for the six months ended June 30, 2014 consisted primarily of $9.7 million used to purchase property and equipment, $9.3 million used to purchase intangible assets, $7.9 million used to purchase marketable securities, partially offset by $7.8 million of proceeds from maturities of marketable securities. Net cash used in investing activities of $9.1 million for the six months ended June 30, 2013 consisted primarily of $8.0 million used to purchase property and equipment, $8.1 million used to purchase marketable securities, partially offset by $6.7 million of proceeds from the maturities of marketable securities.
Net cash provided by financing activities of $13.0 million for the six months ended June 30, 2014 consisted of $13.0 million of proceeds from the issuance of common stock upon the exercise of stock options and the sale of stock under our employee stock purchase plan. Net cash provided by financing activities of $209.0 million for the six months ended June 30, 2013 consisted primarily of $201.0 million of net proceeds from the issuance of shares in a public stock offering and $7.9 million of proceeds from the issuance of common stock upon the exercise of stock options.
During the six months ended June 30, 2013, we sold 2.2 million shares of our common stock in an underwritten public offering at $94.20 per share for net proceeds of $201.0 million after deducting expenses of the offering. The closing of the offering took place on March 13, 2013.
In December 2011, we received a $150.0 million upfront payment from our collaboration and license agreement with Janssen. The collaboration and license agreement provided us with the potential to receive future milestone payments of up to $825.0 million. As of June 30, 2014, $445.0 million in milestone payments had been earned by us under the Agreement and we may receive up to an additional $380.0 million in development, regulatory and approval milestone payments. However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved (see Notes 3 and 13 to the condensed consolidated financial statements for additional information).
Under the Janssen Agreement, we have a $50.0 million annual cap on our share of collaboration costs and pre-tax commercial losses for each calendar year until the third profitable calendar quarter for IMBRUVICA, as determined in the Agreement and any Excess Amounts are funded by Janssen. In the event that we achieve a third profitable calendar quarter from sales of IMBRUVICA, which was commercially launched during the year ended December 31, 2013, or in the event that we fully utilize the maximum Excess Amounts provided for in the Agreement, we will no longer receive Excess Amounts and our cash expenditures will increase. Further, Excess Amounts will become payable to Janssen together with interest from our share of pre-tax commercial profits (if any) in calendar quarters subsequent to our third profitable calendar quarter until the Excess Amounts and applicable interest has been fully repaid (see Note 3 to the condensed consolidated financial statements).
Based upon the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next 12 months. Our actual capital requirements will depend on many factors, including the following:

•	our ability to successfully market IMBRUVICA;

•	the amount of sales of IMBRUVICA and any other products that we may commercialize

•	the timing of achieving a third profitable calendar quarter for IMBRUVICA, under the Janssen agreement, which would trigger the repayment of Excess Amounts;

•	the costs of obtaining clinical and commercial supplies of IMBRUVICA;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining additional regulatory approvals;

•	continued progress of our research and development programs;

•	our ability to maintain and establish collaborative arrangements with third parties;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the amount and timing of capital equipment purchases; and

•	competing technological and market developments.
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
Contractual Obligations
The following table summarizes our primary non-cancelable contractual obligations as of June 30, 2014 (in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Remaining six months	2015	2016	2017	2018	2019	Thereafter
Operating lease obligations	$12,334	$1,228	$2,204	$2,161	$2,112	$857	$882	$2,890
Purchase commitments (2)	21,667	21,667	—	—	—	—	—	—
Total	$34,001	$22,895	$2,204	$2,161	$2,112	$857	$882	$2,890
(1) Excluded from the above table are Excess Amounts under the collaboration and license agreement with Janssen. Our worldwide collaboration and license agreement with Janssen provides us with an annual cap on our share of development costs and pre-tax commercial losses for each calendar year until the third profitable calendar quarter for IMBRUVICA, as determined in the agreement and any Excess Amounts are funded by Janssen. As of June 30, 2014, total Excess Amounts of $136.5 million (which is comprised of the cumulative amount funded by Janssen to date of $134.3 million and interest of $2.2 million) would become payable once we reach a third profitable quarter for IMBRUVICA (see Note 3 to the condensed consolidated financial statements). Janssen may recoup the Excess Amounts, together with interest from our share of pre-tax commercial profits (if any) in calendar quarters subsequent to its third profitable quarter for IMBRUVICA until the Excess Amounts and applicable interest has been fully repaid.

(2) Purchase commitments primarily consist of non-cancelable orders related to contract manufacturing.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies, Estimates and Judgments
In connection with our commercial launch of IMBRUVICA on November 13, 2013, we implemented the following critical accounting policies and estimates that are used in the determination of product revenue, net:
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
Product Revenue, Net

Product revenue, net consists of U.S. sales of IMBRUVICA and is recognized once all four revenue recognition criteria described above have been met. We sell IMBRUVICA to direct customers, specialty pharmacies (SP) that sell to individual patients, specialty distributors (SD) that sell to hospital pharmacies and other organizations that we have contracted with. We recognize revenue from sales of IMBRUVICA when the product’s title and risk of loss transfers to the customer. We determined that we have the ability to make reasonable estimates of product returns in order to recognize revenue at the time that title and risk of loss transfers to the customer based on the following factors: (1) we believe that we have sufficient insight into the distribution channel at the SP's and SD's in order to ascertain their inventory level and dispense data, (2) due to the price of our product and limited patient population, our SP and SD customers have not built up significant levels of inventory, nor do we expect they will do so for the foreseeable future, (3) inventory on hand at our SP customers was generally less than two weeks as of June 30, 2014, (4) there have been no significant product returns to-date since our commercial launch of IMBRUVICA on November 13, 2013 and (5) we believe there is limited risk of return of inventory in the channel because there is significant remaining shelf life at the point of sale.
We recognize product revenue net of adjustments for customer credits, including estimated government rebates and charge-backs, returns, prompt payment discounts, U.S. Department of Veteran's Affairs (VA) negotiated discounts and administrative service fees related to our agreements, patient assistance programs, and Medicare Part D coverage gap reimbursements. Each of the above adjustments is recorded at the time of revenue recognition, resulting in a reduction in product revenue, net and an increase in accrued expenses or a reduction in accounts receivable, net. The above adjustments require significant estimates, judgment and information obtained from external sources. If management's estimates differ from actual results, we will record adjustments that would affect product revenue, net in the period of adjustment.
The following table summarizes the provisions, and credits/payments, for these adjustments (in thousands):

Total
Balance as of December 31, 2013	$1,206
Provision related to current period sales	19,635
Credits/payments	(9,884)
Balance as of June 30, 2014	$10,957
Gross-to-net sales adjustments
Rebates
We record an allowance for rebates including mandated discounts under the Medicaid Drug Rebate Program, discounts provided to the U.S. Department of Veteran's Affairs (VA) and members of organizations with whom we have contracted with. The allowance for rebates is based upon our contractual agreements and/or legal requirements and public sector benefit providers, including Medicaid. For estimated amounts owed to public sector benefit providers, including Medicaid, the allowance for rebates is based on the estimated rebate percentage of forecasted eligible sales. The estimated rebate percentage is based on statutory discount rates and expected utilization. The forecasted eligible Medicaid sales represent those sales made by us that will ultimately be consumed by patients covered by Medicaid. To estimate the allowance for rebates, we use the estimated patient mix information which is provided by our SP customers, as well as third party sources. For organizations that we have contracted with, the rebate is based upon contracted volume discount amounts. In addition, we incur administrative fees in exchange for administrative services provided that are also accrued at the time of sale. Rebates for public sector benefit providers and organizational discounts are generally invoiced and paid in arrears. As such, the allowance for rebates consists of an estimate of the amount expected to be incurred for the current quarter's shipments to patients, plus an accrual balance for estimated unpaid rebates from prior periods. The allowance for rebates is recorded within accrued liabilities in the condensed consolidated balance sheets.
Charge-backs
Charge-backs are discounts that result from the difference between the prices at which we make IMBRUVICA available from wholesalers for purchase by discount customers under pricing agreements we have with the discount customers and the sales price paid to us by the wholesalers who service the discount customers. Such discount customers, which primarily consist of the U.S. Department of Defense (DOD), VA, Public Health Services (PHS), other Federal Government institutions, purchase products through wholesalers at a lower price provided for in pricing contracts and the wholesalers then charge the Company the difference between the wholesale acquisition cost and the lower price paid by the discount customer. These reductions are settled through charge-backs from our wholesalers. Charge-backs are recorded as a reduction to accounts receivable, net in the condensed consolidated balance sheets.
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
Long-lived Assets
We evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In accordance with ASC 350-10, Goodwill and Other Intangible Assets, intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment in accordance with ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets." We review long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge at the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our impairment review requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate and other assumptions and estimates. There were no impairment losses recognized during the three and six months ended June 30, 2014.
For a complete listing of our critical accounting policies, estimates and judgments, please see Item 7 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
During the fiscal first quarter of 2013, the FASB issued amended guidance clarifying the release of accumulated Foreign Currency Translation from Accumulated Other Comprehensive Income (AOCI) into current year Net Earnings. The amendment requires that when the parent company ceases to have a controlling interest in a subsidiary or a business within a foreign entity the parent is to release accumulated Foreign Currency Translation from AOCI. This update was required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard did not have a material impact on our results of operations, cash flows or financial position.
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
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014, with early adoption permitted. We are currently evaluating the impact of the adoption of this accounting standard on our results of operations, financial position and cash flows.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This standard is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.
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
Risks Relating to Pharmacyclics
IMBRUVICA® (ibrutinib, PCI-32765) is our only approved drug.
Our prospects are largely dependent on (a) successful commercialization of IMBRUVICA in the U.S. to treat the approved patient populations, (b) obtaining additional regulatory approval of, and successfully commercializing, IMBRUVICA outside the U.S., and (c) obtaining regulatory approval of, and successfully commercializing, IMBRUVICA both in and outside the U.S. to treat other indications. If we are unsuccessful in achieving any one or more of these critical business objectives, our ability to generate significant revenue or achieve profitability will be adversely affected and our business may fail.
The commercialization of IMBRUVICA for the treatment of current patient populations or any patient populations for which IMBRUVICA may be subsequently approved may not be successful for a number of reasons, including:

•
we and our collaborative partner, Janssen, may face unexpected challenges from competitors with potential new therapeutic options and also in overcoming the inertia of new upcoming novel therapies such as IMBRUVICA;

•	new safety issues or concerns with respect to IMBRUVICA being reported that may impact or narrow the approved indications;

•	our limited experience in marketing IMBRUVICA for any patient population;

•	reimbursement and coverage policies of government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of IMBRUVICA as compared to alternative treatment options;

•	changed or increased legal or regulatory restrictions and our ability to comply with such restrictions;

•	changes to the label for IMBRUVICA that further restrict how we and Janssen market IMBRUVICA, from any other on-going or future studies, including any requirement to undertake post-marketing studies;

•	we may not have adequate long term financial or other resources to successfully commercialize IMBRUVICA; and

•	we and Janssen may not be able to obtain adequate commercial supplies of IMBRUVICA to meet demand or at an acceptable cost or other manufacturing issues, including a potential recall of IMBRUVICA.
If the commercialization of IMBRUVICA is unsuccessful, our ability to generate revenue from product sales and achieve profitability will be adversely affected.
Our success will depend on our ability to effectively and profitably commercialize IMBRUVICA.
Our success will depend on our ability to effectively and profitably commercialize IMBRUVICA, which will include our ability to:

•	create market demand for IMBRUVICA through education, marketing and sales activities;

•	achieve market acceptance and generate product sales;

•	receive adequate levels of reimbursement from third-party payers, such as federal government payers and private insurance programs;

•
comply with post-marketing requirements established by the U.S. Food and Drug Administration, or FDA, and applicable foreign regulatory agencies, for IMBRUVICA, and any other requirements established by the FDA in the future;

•	comply with the regulations and guidelines of the FDA, and applicable foreign regulatory agencies, surrounding promotional activities for IMBRUVICA;

•	conduct the post-marketing studies required by the FDA;

•	comply with other healthcare regulatory requirements;

•
ensure that the active pharmaceutical ingredient, or API, for IMBRUVICA and the finished product are manufactured in sufficient quantities and in compliance with requirements of the FDA and similar foreign regulatory agencies and with an acceptable quality and pricing level in order to meet commercial demand; and

•	ensure that the entire supply chain for IMBRUVICA - from API to finished product - efficiently and consistently delivers IMBRUVICA to our customers.
Prior to commercialization of IMBRUVICA, we have not had any commercial products. We believe our Sales and Marketing organizations have the technical expertise and experience that will be required for the successful marketing of IMBRUVICA in the U.S., however, we still cannot be certain that our commercialization efforts will continue to be successful due to our limited experience in marketing IMBRUVICA. If we are unable to continue to successfully commercialize IMBRUVICA, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.
Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance may harm our business.
Although approved for marketing for the treatment of certain patient populations, IMBRUVICA may not achieve robust market acceptance. The degree of market acceptance for IMBRUVICA and our other product candidates will depend upon a number of factors, including:

•
the receipt of regulatory approvals for additional indications of IMBRUVICA and the desired indications for our other product candidates, and the acceptance by physicians and patients of the clinical benefits that IMBRUVICA and our other product candidates may offer;

•
the establishment and demonstration in the medical community of the safety, clinical efficacy and cost-effectiveness of IMBRUVICA and our other product candidates and their potential advantages over existing therapeutic products;

•	marketing and distribution support;

•	the introduction, market penetration and pricing strategies of competing and future products; and

•	the general willingness of physicians, patients, payers or the medical community to accept, purchase, utilize or recommend IMBRUVICA or any of our other product candidates.
If we are unable to obtain additional marketing approvals for IMBRUVICA outside the United States, or if we are significantly delayed or limited in doing so, our results of operations and business will be materially and adversely affected and our stock price would likely decline.
In October 2013, our partner Janssen filed a Marketing Authorization Application, or MAA, for IMBRUVICA in the European Union, and the European Medicines Agency, or EMA, accepted the filing for review (see Note 13 to the condensed consolidated financial statements). By and also through our partner Janssen, we also plan to seek regulatory approval of IMBRUVICA in approximately 50 additional territories.
Despite the FDA’s approval of IMBRUVICA, and the approval to market IMBRUVICA outside of the United States, which we received during the three months ended June 30, 2014, we cannot assure you or predict with any certainty that any other foreign regulatory authority will grant marketing approval for IMBRUVICA, or the expected timeframe of any such approval. The review and potential approval of IMBRUVICA carries many risks and uncertainties, and our regulatory submissions outside of the United States may not be satisfactory to the applicable regulatory authorities, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We have made, and expect to make in the future, assumptions, estimations, calculations and decisions as part of our analyses of data and regulatory submissions, and the applicable regulatory authorities may not accept or agree with our assumptions, estimations, calculations, decisions or analyses or may interpret or weigh the importance of data differently.

Furthermore, as was the case with FDA approval, other regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of IMBRUVICA. As with the FDA’s approval of IMBRUVICA, regulatory authorities in other territories may condition IMBRUVICA marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy in particular and/or general patient populations. The results of these studies, discovery of previously unknown issues involving safety or efficacy or failure to comply with post-approval regulatory requirements, including requirements with respect to manufacturing practices, reporting of adverse events, advertising, promotion and marketing, may result in restrictions on the marketing of IMBRUVICA or the withdrawal of IMBRUVICA from the market.
We are subject to certain healthcare laws, regulations and enforcement that may impact the commercialization of IMBRUVICA and our product candidates. Failure to comply with such evolving laws, regulations and enforcement could subject us to significant fines and penalties and result in a material adverse effect on our results of operations and financial condition.
We are subject to several healthcare regulations and enforcement by the federal government and the states in which we conduct our business. These laws may impact, among other things, the viability of the corporation as a whole, and more specifically, the sales, marketing and education programs for IMBRUVICA or any of our potential future product candidates that may be approved for commercial sale. Among the most significant healthcare laws, regulations and enforcement areas are as follows:

•
the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, HIPAA), as amended by the Health Information for Economic and Clinical Health Act of 2009 (HITECH) which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, District of Columbia, and Minnesota limiting the provision of and/or requiring reporting to state governments of gifts, compensation, and other remuneration to healthcare professionals. Moreover, Section 6002 of the Patient Protection and Affordable Care Act, or PPACA, includes new requirements for pharmaceuticals manufacturers, among others, to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA, including reporting any payment or “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year. Section 6002 of PPACA includes in its reporting requirements a broad range of transfers of value (such as, for example, consulting fees, charitable contributions, payments for research, and grants) and excludes a transfer of anything the value of which is less than $10, unless the aggregate amount of such transfers of value to a recipient exceeds $100 annually. On February 8, 2013, the Centers for Medicare and Medicaid Services, or CMS, released the final rule implementing Section 6002 of PPACA. Under the rule, drug manufacturers are required to track payments or transfers of value to recipients beginning on August 1, 2013, and annually report payments, transfers for value, and investments interests beginning on March 31, 2014. Under the rule, with our product approval on November 13, 2013 for MCL, we commenced data capture from May 12, 2014, 6 months from product registration, for reporting by March 31, 2015. Several states currently have similar laws and more states may enact similar legislation. Reporting and potential public disclosure of these expenses may make it more difficult to recruit physicians for assistance with activities that would be helpful to our business. Tracking and reporting the required expenses may result in considerable expense and additional resources.
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
The most significant recent health care legislation is the PPACA, as amended by the Health Care and Education Reconciliation Act, or the “Healthcare Reform Act”, which President Obama signed into law in March 2010. This law substantially changes how health care is funded by the state and federal government as well as private insurers, and significantly impacts the pharmaceutical industry. Though the full effect of the Healthcare Reform Act on pharmaceutical companies has yet to be seen, the changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, new governmental programs, and fraud and abuse enforcements. The Healthcare Reform Act takes effect in stages through 2018.
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
Even though we have obtained approval to market IMBRUVICA for MCL in the United States, we are subject to ongoing regulatory obligations and review, including post-approval requirements that could result in the removal of the MCL indication from the approval of IMBRUVICA.
IMBRUVICA was approved for treating patients with MCL, who have received at least one prior therapy, under the FDA’s priority review program which provides for an expedited review for drugs that may offer significant improvement in treatment or provide treatment where no satisfactory alternative therapy exists. Even though we have obtained approval to market IMBRUVICA for treating patients with MCL in the United States, we are subject to extensive ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements, the requirement to have our promotional materials relating to MCL pre-cleared by the FDA, and the requirement to conduct and complete a Phase III clinical study that confirms the safety and efficacy of IMBRUVICA in patients with MCL who have received at least one prior therapy. Although we are conducting two Phase III clinical studies designed to confirm the safety and efficacy of IMBRUVICA in patients with MCL who have received at least one prior therapy, we cannot guarantee that we will successfully complete either or both of these studies or that the results of either or both of these studies will be adequate to fulfill the post-approval requirement. Failure to fulfill the post-approval requirement for a confirmatory Phase III clinical study could result in the removal of the MCL indication from the approval of IMBRUVICA in the U.S. There may also be additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize IMBRUVICA in the United States or potentially other jurisdictions.

Failure to comply with applicable FDA and other foreign and domestic regulatory requirements and guidelines may subject us to administrative or judicially imposed sanctions. If we fail to comply with foreign or domestic regulatory requirements or guidelines, we may face sanctions, including:

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
The policies of the FDA and other regulatory agencies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of IMBRUVICA in other indications or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we or Janssen might not be permitted to market IMBRUVICA and our business would suffer.
Our failure to continue to manage and maintain a distribution network could compromise the distribution of IMBRUVICA.
We have contracted with a third-party logistics company to warehouse IMBRUVICA and distribute it to wholesalers, distributors, pharmacies, hospitals, and other drug suppliers that ultimately distribute IMBRUVICA directly to patients. Our third-party logistics company will also provide billing, collection and returns services. This distribution network requires significant coordination with our market access, finance, quality and manufacturing teams.
Failure to maintain our contracts with our third-party logistics company, wholesalers, distributors, pharmacies, hospitals or other drug suppliers, or the inability or failure of any of them to adequately perform under the contracts, could negatively impact the distribution of IMBRUVICA. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product revenue. If we are unable to effectively establish and manage the distribution process, sales of IMBRUVICA could be severely compromised and our business, financial condition and results of operations would be harmed.
We may need substantial additional financing and we may have difficulty raising needed capital in the future.
We have expended and will continue to expend substantial funds for the commercialization, manufacturing, marketing and sales of IMBRUVICA and to complete the research, development and clinical testing of investigational uses of IMBRUVICA and additional products. We may be unable to entirely fund these efforts with our current financial resources. We may also raise from time to time additional funds through the public or private sale of securities, bank debt, collaborations or otherwise. If we are unable to secure additional funds, whether through additional partnership collaborations, bank debt financings, or sale of our securities, we may have to delay, reduce the scope of or discontinue one or more of our product development programs. Based upon the current status of our product development plans, we believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next 12 months. We may, however, choose to raise additional funds before then. Our actual capital requirements will depend on many factors, including:

•	the level of sales of IMBRUVICA;

•	the timing of marketing authorization of any of our additional products granted by the FDA or other regulatory authority;

•	the timing of market launch of any of our additional products after grant of marketing authorization by the FDA or other regulatory agency;

•	the speed of market uptake and the timing and extent of demand for any of our additional products after grant of marketing authorization by the FDA or other regulatory agency;

•	continued progress of our research and development programs;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory approval;

•	our ability to establish and maintain collaborative arrangements with third parties;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the amount and timing of capital equipment purchases; and

•	competing technological and market developments.
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
The success of our business depends primarily upon our ability, and the ability of our collaborators, if any, to develop and commercialize our drug candidates, including IMBRUVICA for indications other than those approved by the FDA, and outside of the United States, successfully. The time frame necessary to achieve these goals for any individual product or indication is long and uncertain. We cannot be certain that we will be permitted to begin or continue our planned clinical trials for our potential products.
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
The strength of our pipeline of drug candidates and potential drug candidates will depend in large part upon the outcomes of our ongoing and planned Phase II and Phase III clinical trials. Findings, including toxicology findings, in nonclinical studies conducted concurrently with clinical trials as well as results of our clinical trials could lead to abrupt changes in our development activities, including the possible cessation of development activities associated with a particular drug candidate or program, including development of IMBRUVICA for indications other than those approved by the FDA and outside of the United States. Furthermore, results from our clinical trials may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval of a drug candidate.
Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from later preclinical studies and clinical trials. As such, positive results in preclinical studies and early clinical trials may not be replicated in later clinical trials. Further, data from clinical trials we are conducting are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. We and many other companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier-stage clinical trials.. In addition, from time to time we report interim data from our clinical trials, including our BTK program and its effects on various types of cancers. Interim data are subject to change, and there can be no assurances that interim data will be confirmed upon the analysis of final data.
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
The data supporting the marketing approvals for our products and forming the basis for the safety warnings in our IMBRUVICA product label were obtained in uncontrolled Phase II studies. As our products are used over longer periods of time and by many patients with underlying health problems, taking numerous medications, we expect to continue to find new safety signals and gather new information from controlled Phase III studies, which may require us to provide additional warnings to our label, which could reduce the market acceptance of our product. Further, if serious safety, resistance or drug interaction issues arise with our product, sales could be limited or halted by us or by regulatory authorities and our results of operations would be adversely affected. For further details of safety and efficacy information, please refer to the full U.S. Prescribing Information (USPI).
We have a history of operating losses and we expect to continue to have operating losses in the future, until such time, if ever, as the commercialization of our products generate sufficient revenue to cover our expenses.
We have incurred significant operating losses since our inception in 1991 and we expect to continue to incur substantial additional operating losses until such time, if ever, as the sale of IMBRUVICA or the commercialization of our products generates sufficient revenue to cover our expenses. In connection with the FDA approvals received for IMBRUVICA to date and the commercial launch of IMBRUVICA, we incurred substantial expenses.
We began generating commercial product revenue during the year ended December 31, 2013, however the commercial product revenue generated to date is not sufficient to cover our operating expenses. Our sustaining profitability depends upon our ability, alone or with others, to successfully commercialize IMBRUVICA for the approved patient populations, to successfully complete the development of our product candidates including IMBRUVICA for other indications, and to obtain required regulatory approvals and to successfully manufacture and market our proposed products.
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

We have a number of patents and patent applications related to our compounds but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will issue as patents. Even if patents are issued and maintained, these patents may not be of adequate scope to benefit us, or may be held invalid and unenforceable against third parties. In addition, if we breach our agreements with our licensors and do not cure such breaches, we may lose rights under patents and other intellectual property licensed to us. Moreover, if our agreement with Celera is terminated by Celera under certain circumstances, our rights in our intellectual property acquired from Celera, including that related to IMBRUVICA, would revert to Celera and we would lose our right to commercialize such intellectual property.
We face risks and uncertainties related to our intellectual property rights. For example:

•	we may be unable to obtain or maintain patent or other intellectual property protection for any products or processes that we may develop;

•
third parties may obtain patents covering the manufacture, use or sale of these products, which may prevent us from commercializing IMBRUVICA or any of our products under development globally or in certain regions; and

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
If we infringe the patents of others, we may be prevented from commercializing future products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. We own patents that claim the active pharmaceutical ingredient of IMBRUVICA as a chemical entity. However, the existence of issued patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to patents which they may use to prevent or attempt to prevent us from commercializing IMBRUVICA or any of our patented product candidates. If these other parties are successful in obtaining valid and enforceable patents, and establishing our infringement of those patents, we could be prevented from selling IMBRUVICA or any of our other products unless we were able to obtain a license under such patents. If any license is needed it may not be available on commercially reasonable terms or at all.
Furthermore, we use significant proprietary technology and rely on unpatented trade secrets and proprietary know-how to protect certain aspects of our production and other technologies. Our trade secrets may become known or independently discovered by our competitors.
We are dependent on our collaboration agreement with Janssen to further develop and commercialize IMBRUVICA outside of the United States. The failure to maintain this agreement or the failure of Janssen to perform its obligations under this agreement, could negatively impact our business.
Pursuant to the terms of our collaboration and licensing agreement with Janssen, we granted Janssen a license to co-develop (with us) IMBRUVICA, our BTK Inhibitor, globally, to co-commercialize it (with us) in the United States, and to exclusively commercialize it outside of the United States, in each case for all non-immunology related indications. Integral to the success of our collaboration with Janssen is our ability to timely achieve certain milestones and obtain regulatory approvals. Under a global development plan, each party will be responsible for conducting certain clinical trials. The collaboration and license agreement includes a cost sharing arrangement for associated development activities. Except in certain cases, in general Janssen is responsible for approximately 60% of development costs and we are responsible for the remaining 40% of development costs. The agreement also provides that pre-tax commercial profits or pre-tax commercial losses from the commercialization of any products resulting from the collaboration are shared 50% by us and 50% by Janssen.
The collaboration with Janssen provides us with an annual cap of our share of collaboration costs and pre-tax commercial losses for each calendar year until the third profitable calendar quarter for IMBRUVICA, as determined in the agreement. In the event that our share of aggregate development costs in any given calendar year, together with any other amounts that become due from us, plus our share of pre-tax commercial losses (if any) for any calendar quarter in such calendar year, less our share of pre-tax commercial profits (if any) for any calendar quarter in such calendar year, exceeds $50.0 million, then amounts that are in excess of $50.0 million (Excess Amounts) are funded by Janssen. Under the Agreement, total Excess Amounts plus interest may not exceed $225.0 million. As of June 30, 2014, total Excess Amounts of $136.5 million (which is comprised of the cumulative amount funded by Janssen to-date of $134.3 million and interest of $2.2 million) would become payable once we reach a third profitable calendar quarter for IMBRUVICA. Further, Excess Amounts shall be reimbursable only from our share of pre-tax commercial profits (if any) after the third profitable calendar quarter for IMBRUVICA. We cannot reasonably predict the amount and timing of potential future commitments under the Janssen collaboration and license agreement, including Excess Amounts, as the payments are contingent upon future events. See Note 3 to the condensed consolidated financial statements for more information about our collaboration and licensing agreement with Janssen.
We have limited control over the development or commercialization costs incurred by Janssen through yearly budget approvals, and limited control over the execution of development and commercial activities performed by them. Our costs and revenue are therefore tied to efforts made by ourselves and Janssen in developing and marketing our product. We have limited control over the amount of time and effort Janssen will devote to the development, manufacturing and commercialization of IMBRUVICA, and very limited control over the manner in which Janssen conducts its business with regard to obtaining regulatory and other approvals and commercializing the product, especially outside the United States. Accordingly, our revenue and financial position may be adversely affected if Janssen does not dedicate sufficient time to the development and commercialization of IMBRUVICA, fails to obtain regulatory approvals, or otherwise fails to comply with its obligations under the agreement.
We are subject to a number of other risks associated with our dependence on our collaboration and license agreement with Janssen, including:

•	We and Janssen could disagree as to future development plans and Janssen may delay future clinical trials or stop a future clinical trial;

•
There may be disputes between us and Janssen, including disagreements regarding the collaboration and license agreement, that may result in (1) the delay in or loss of additional milestone or profit share payments due to any failure to achieve regulatory and commercial objectives, (2) the delay or termination of any future development or commercialization of IMBRUVICA, and/or (3) costly litigation or arbitration that diverts our management's attention and resources;

•
Janssen may not provide us with timely and accurate information regarding supply forecasts, which could adversely impact our ability to comply with our supply obligations to Janssen and manage our own inventory of IMBRUVICA, as well as our ability to generate accurate financial forecasts;

•	Business combinations or significant changes in Janssen's business strategy may adversely affect Janssen's ability or willingness to perform its obligations under our collaboration agreement;

•
If Janssen is unsuccessful in performing clinical trials, or in obtaining additional regulatory approvals for or commercializing IMBRUVICA outside the U.S., we may not receive certain corresponding milestone payments or profit payments related to international sales under the collaboration and license agreement and our business prospects and financial results may be materially harmed;

•	Our co-promotion and licensing arrangement with our partner Janssen for the marketing of IMBRUVICA in the U.S. may fail to increase the commercial success of IMBRUVICA.

•
Janssen may not comply with applicable regulatory requirements or guidelines with respect to developing or commercializing IMBRUVICA, which could adversely impact future development or sales of IMBRUVICA outside of the United States.

The collaboration and license agreement is subject to early termination, including through Janssen's right to terminate without cause upon advance notice to us. Termination of the collaboration and license agreement would hinder our efforts to effectively develop and commercialize IMBRUVICA. Such termination could result in a delay in getting our product to market.

Such delay could likely result in higher costs for us and could adversely affect any progress we have made in clinical trials. If Janssen terminates its relationship with us, we may decide to enter into a new co-promotion or other licensing arrangement with another large pharmaceutical or biotechnology firm in order to commercialize IMBRUVICA and may not be successful. We may have difficulty finding another collaboration partner on favorable terms if Janssen terminates our agreement. We may be unable to pursue continued development and commercialization of IMBRUVICA or raise capital on our own.
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
We currently rely on third parties for manufacturing and storage activities related to the manufacture of pharmaceuticals for our clinical trials or for commercial sale of IMBRUVICA. Our manufacturing strategy presents the following risks:

•	we currently rely on a single manufacturer and supply chain for IMBRUVICA and expect to continue to do so for the foreseeable future.

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

•
we may be unsuccessful in maintaining our current supply agreements and if we are required to seek new supply agreements, there is no guarantee that we will be able to obtain such agreements on favorable terms or at all. These contractors must achieve an acceptable inspection outcome by the FDA and comparable foreign regulators prior to our use;

•	our current manufacturer might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand;

•	any disruption of the ability of our manufacturing contractors to supply necessary quantities of our products could have a material adverse effect on our ability to support our operations; and

•	our current manufacturer may have insufficient capacity to support our requirements in the event of an increase in market demand.
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
Forecasting sales of IMBRUVICA may be difficult and revenue recognition may be deferred. If our revenue projections are inaccurate or revenue is deferred and our business forecasting and planning decisions are not reflected in our actual results, our business may be harmed and our future prospects may be adversely affected.
Our management must make forecasting decisions regarding future revenue in the course of business planning despite the uncertainty of revenue projection. Our actual results of operations may deviate materially from projected results. This may lead to inefficiencies and increased difficulties in operational planning. If our revenues from IMBRUVICA sales are lower than we anticipate or revenue is deferred, we will incur costs in the short term that will result in losses that are unavoidable. A shortfall in our revenue would have a direct impact on our cash flow and on our business generally. In addition, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock.
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

Risks Related to Our Common Stock
If our results do not meet the financial guidance we provide to investors in any period, analysts' forecasts or the expectations of our investors, our stock price could decline.
Analysts who cover our business and operations provide valuations regarding our stock price and make recommendations whether to buy, hold or sell our stock. Our stock price may be dependent upon such valuations and recommendations. Analysts' valuations and recommendations are based primarily on our reported results and our and their forecasts and expectations concerning our future results regarding, for example, expenses, revenues, clinical trials, regulatory marketing approvals and competition. Our future results are subject to substantial uncertainty, and we may fail to meet or exceed the financial guidance we provide to investors in any period and analysts' forecasts and expectations as a result of a number of factors, including those discussed under the section entitled “Risks Related to Pharmacyclics” above. If our results do not meet the financial guidance that we provide to investors in any period and analysts' forecasts and expectations, our stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise.
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
The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the two year period beginning July 1, 2012 and ending June 30, 2014, the sales price for one share of our common stock reached a high closing price of $151.61 per share and a low closing price of $47.87 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

•	the commercial success of IMBRUVICA and the revenues we generate;

•	the progress and results of our preclinical testing, clinical trials, product development and partnering activities;

•	quarterly fluctuations in our financial results;

•	the development of technological innovations or new therapeutic products by us, our competitors or others;

•	changes in governmental regulation;

•	the success or failure of our efforts to obtain marketing authorization for any of our products from the FDA or other regulatory authority;

•	our ability to satisfy regulatory requirements for the maintenance of any marketing authorization granted by FDA or other regulatory authority for any of our products;

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
The testing, manufacture, marketing and sale of our products involve an inherent risk that product liability claims will be asserted against us. We face the risk that the use of our products when sold to patients and when used in human clinical trials will result in adverse effects. IMBRUVICA is currently marked, and if we complete clinical testing for our additional products and receive regulatory approval to market such additional products, we will mark our additional products, with warnings that identify the known potential adverse effects and the patients who should not receive our product. We cannot ensure that physicians and patients will comply with these warnings. In addition, unexpected adverse effects may occur even with use of our products that have received approval for commercial sale. Although we are insured against such risks in connection with clinical trials and commercial activities, our present product liability insurance may be inadequate. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our pharmaceutical products. A product liability claim or recall would have a material adverse effect on our reputation, business, financial condition and results of operations.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item  3.                         Defaults Upon Senior Securities
Not Applicable.

Item  4.                         Mine Safety Disclosures

Not Applicable.

Item  5.                         Other Information
Not Applicable.
Item  6.                         Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmacyclics, Inc.

(Registrant)

Dated: August 7, 2014	By:	/s/ ROBERT W. DUGGAN
Robert W. Duggan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2014	By:	/s/ MANMEET S. SONI
Manmeet S. Soni
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document