Form 10-Q
period 2014-09-30
PHARMACYCLICS INC
filed 2014-11-07
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 30, 2014 there were 75,539,147 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

PHARMACYCLICS, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$724,533	$623,956
Marketable securities	11,946	11,672
Accounts receivable, net	53,325	11,044
Receivable from collaboration partners	3,590	51,957
Inventory	41,406	12,603
Advances to manufacturers	12,883	20,316
Prepaid expenses and other current assets	15,198	9,253
Total current assets	862,881	740,801
Property and equipment, net	31,456	25,471
Intangible assets, net	8,913	—
Other assets	3,314	2,479
Total assets	$906,564	$768,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,042	$4,026
Accrued liabilities	72,746	71,188
Payable to collaboration partner	54,303	3,388
Income tax payable	33	1,448
Deferred revenue - current portion	15,185	7,581
Total current liabilities	144,309	87,631
Deferred revenue - non-current portion	39,329	52,025
Other long-term liabilities	1,716	1,472
Total liabilities	185,354	141,128
Commitments and contingencies (see Notes 3 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; shares issued and outstanding 75,528,500 and 74,167,169 at September 30, 2014 and December 31, 2013, respectively	8	7
Additional paid-in capital	915,172	844,220
Accumulated other comprehensive loss	(14)	(8)
Accumulated deficit	(193,956)	(216,596)
Total stockholders’ equity	721,210	627,623
Total liabilities and stockholders’ equity	$906,564	$768,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Product revenue, net	$141,608	$—	$307,282	$—
License and milestone revenue	60,000	75,000	120,000	125,000
Collaboration services and other revenue	5,532	4,088	12,255	11,618
Total revenue	207,140	79,088	439,537	136,618
Costs and expenses:
Cost of goods sold	11,622	—	27,037	—
Research and development	43,995	45,066	124,955	126,150
Less: Excess Amounts related to Research and development (see Note 3)	—	(34,146)	—	(51,523)
Research and development, net	43,995	10,920	124,955	74,627
Selling, general and administrative	37,978	26,120	117,695	63,882
Less: Excess Amounts related to Selling, general and administrative (see Note 3)	—	(11,378)	—	(14,384)
Selling, general and administrative, net	37,978	14,742	117,695	49,498
Costs of collaboration (see Note 3)	64,993	—	140,123	—
Amortization of intangible assets (see Note 7)	183	—	337	—
Total costs and expenses	158,771	25,662	410,147	124,125
Income from operations	48,369	53,426	29,390	12,493
Interest and other income, net	1	148	5	204
Income before income taxes	48,370	53,574	29,395	12,697
Income tax provision	6,948	11,241	6,755	9,924
Net income	$41,422	$42,333	$22,640	$2,773
Net income per share:
Basic	$0.55	$0.58	$0.30	$0.04
Diluted	$0.53	$0.55	$0.29	$0.04
Weighted average shares used to compute net income per share:
Basic	75,392	73,316	75,097	72,409
Diluted	78,205	77,659	77,939	76,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Comprehensive income, net of taxes
Net income	$41,422	$42,333	$22,640	$2,773
Change in unrealized gain (loss) on marketable securities	2	2	(6)	(9)
Comprehensive income	$41,424	$42,335	$22,634	$2,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$22,640	$2,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,196	1,479
Stock-based compensation expense	42,212	40,575
Excess tax benefit from stock-based compensation arrangements	(7,580)	(10,509)
Income tax benefit from stock-based compensation arrangements	7,580	10,509
Loss on property and equipment	—	208
Changes in assets and liabilities:
Accounts receivable, net	(42,281)	—
Receivable from collaboration partners	48,367	(27,084)
Inventory	(28,020)	—
Advances to manufacturers	7,433	—
Prepaid expenses and other assets	(6,755)	(8,515)
Accounts payable	(1,984)	833
Accrued liabilities	4,376	35,157
Payable to collaboration partners	50,915	—
Income taxes payable	(1,415)	(1,389)
Deferred revenue	(5,092)	(11,236)
Other long-term liabilities	244	(77)
Net cash provided by operating activities	93,836	32,724
Cash flows from investing activities:
Purchase of property and equipment	(11,662)	(12,083)
Purchase of marketable securities	(11,720)	(12,640)
Proceeds from sales of marketable securities	—	240
Proceeds from maturities of marketable securities	11,440	10,405
Purchase of intangible assets	(9,250)	—
Net cash used in investing activities	(21,192)	(14,078)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	201,023
Proceeds from exercise of stock options and stock purchase rights	20,353	10,822
Excess tax benefit from stock-based compensation arrangements	7,580	10,509
Net cash provided by financing activities	27,933	222,354
Increase in cash and cash equivalents	100,577	241,000
Cash and cash equivalents at beginning of period	623,956	307,433
Cash and cash equivalents at end of period	$724,533	$548,433
Supplemental disclosure of non-cash investing and financing activities:
Receivable for stock option exercises	$35	$501
Property and equipment purchases included in Accounts payable and Accrued liabilities	$1,221	$5,093

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
IMBRUVICA® (ibrutinib) first came to market on November 13, 2013, when it was approved by the U.S. Food and Drug Administration (FDA) under accelerated approval as a single agent for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. On February 12, 2014, the FDA approved IMBRUVICA under accelerated approval as a single agent for the treatment of patients with chronic lymphocytic leukemia (CLL) who have received at least one prior therapy, its second indication. On July 28, 2014, IMBRUVICA received regular (full) FDA approval for IMBRUVICA for the treatment of patients with CLL who have received at least one prior therapy, and for the treatment of CLL patients with deletion of the short arm of chromosome 17 (del 17p CLL), including treatment naive and previously treated del 17p patients. On October 17, 2014, the European Commission (EC) granted marketing approval for IMBRUVICA in the European Union (EU) for the treatment of adult patients with relapsed or refractory MCL, or adult patients with CLL who have received at least one prior therapy, or in first line in the presence of 17p deletion or TP53 mutation in patients unsuitable for chemo-immunotherapy (see Note 13 - Subsequent Events).
IMBRUVICA is a first-in-class, oral, once-daily therapy that inhibits a protein called Bruton's tyrosine kinase (BTK). IMBRUVICA is being jointly developed and commercialized by Pharmacyclics and Janssen Biotech, Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson.
Pharmacyclics markets IMBRUVICA and has three other product candidates in clinical development and several preclinical molecules in lead optimization.
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
The interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with Article 10 of Regulation S-X which governs quarterly reporting and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of the Company's financial position, results of operations and cash flows in accordance with United States generally accepted accounting principles (GAAP). The December 31, 2013 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2013, but does not include all disclosures required by accounting principles generally accepted in the United States.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
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
Revenue recognition
Product revenue, net is recognized in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition, when the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured. Revenues are deferred for fees received before earned or until no further obligations exist. The Company exercises judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based primarily on the customer's payment history and on the creditworthiness of the customer.
Product Revenue, Net
Product revenue, net consists of U.S. sales of IMBRUVICA and is recognized once all four revenue recognition criteria described above have been met. The Company sells IMBRUVICA directly to some customers who have in-house dispensing capabilities, specialty pharmacies (SP) that sell to individual patients, and specialty distributors (SD) that sell to hospital pharmacies and other organizations that the Company has contracted with. The Company recognizes revenue from sales of IMBRUVICA when the product’s title and risk of loss transfers to the customer. The Company determined that it has the ability to make reasonable estimates of product returns in order to recognize revenue at the time that title and risk of loss transfers to the customer based on the following factors: (1) the Company believes that it has sufficient insight into the distribution channel at the SP's and SD's in order to ascertain their inventory level and dispense data, (2) due to the price of the Company's product and limited patient population, its SP and SD customers have not built up significant levels of inventory, nor does the Company expect they will do so for the foreseeable future, (3) inventory on hand at the Company's SP customers was generally less than two weeks as of September 30, 2014, (4) there have been no significant product returns to-date since the Company's commercial launch of IMBRUVICA on November 13, 2013 and (5) the Company believes there is limited risk of return of inventory in the channel because there is significant remaining shelf life at the point of sale.
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
Gross-to-net sales adjustments
Rebates
The Company records an allowance for rebates including mandated discounts under the Medicaid Drug Rebate Program, discounts provided under the TRICARE Retail Pharmacy Refunds Program (TRICARE) and to members of organizations with whom the Company has contracted with. The allowance for rebates is based upon the Company's contractual agreements and/or legal requirements and public sector benefit providers, including Medicaid and TRICARE. For estimated amounts owed to public sector benefit providers, including Medicaid and TRICARE, the allowance for rebates is based on the estimated rebate percentage of forecasted eligible sales. The estimated rebate percentage is based on statutory discount rates and expected utilization. The forecasted eligible Medicaid and TRICARE sales represent those sales made by the Company that will ultimately be consumed by patients covered by Medicaid and TRICARE. To estimate the allowance for rebates, the Company uses the estimated patient mix information which is provided by its SP customers, as well as third party sources. For organizations that the Company has contracted with, the rebate is based upon contracted volume discount amounts. In addition, the Company incurs administrative fees in exchange for administrative services provided that are also accrued at the time of sale. Rebates for public sector benefit providers and organizational discounts are generally invoiced and paid in arrears. As such, the allowance for rebates consists of an estimate of the amount expected to be incurred for the current quarter's shipments to patients, plus an accrual balance for estimated unpaid rebates from prior periods. The allowance for rebates is recorded within accrued liabilities in the condensed consolidated balance sheets.
Charge-backs

Charge-backs are discounts that result from the difference between the prices at which the Company makes IMBRUVICA available from wholesalers for purchase by discount customers under pricing agreements the Company has with the discount customers and the sales price paid to the Company by the wholesalers who service the discount customers. Such discount customers, which primarily consist of the U.S. Department of Defense (DOD), VA, Public Health Services (PHS), and other Federal Government institutions, purchase products through wholesalers at a lower price provided for in pricing contracts and the wholesalers then charge the Company the difference between the wholesale acquisition cost and the lower price paid by the discount customer. These reductions are settled through charge-backs from the Company's wholesalers. Charge-backs are recorded as a reduction to accounts receivable, net in the condensed consolidated balance sheets.
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
Co-payment assistance
Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The Company accrues for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. The allowance for co-payment assistance is recorded within accrued liabilities in the condensed consolidated balance sheets.
Donations to Third-Party Patient Assistance Foundations
The Company provides cash and product donations to independent third-party patient assistance foundations that, in turn, make grants to help qualifying patients meet their out-of-pocket costs (including co-pay payments or co-insurance obligations) in connection with their use of the Company's products as well as those of other pharmaceutical and biotechnology companies. These independent patient assistance foundations maintain their own patient eligibility criteria and independently determine what type of assistance patients may qualify for. Given the non-reciprocal nature of these transactions with parties who are not considered direct or indirect customers, and for which the Company does not receive any consideration, and the fact that the donation of cash does not have any conditions attached to the donation, the Company accounts for the cash donations as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
Long-lived Assets
The Company evaluates long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In accordance with ASC 350-10, Goodwill and Other Intangible Assets, intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment in accordance with ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, the Company recognizes an impairment charge at the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company's impairment review requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate and other assumptions and estimates. There were no impairment losses recognized during the three and nine months ended September 30, 2014.
For a complete listing of the Company's significant accounting policies, see Note 2 to its consolidated financial statements included in its Form 10-K for the year ended December 31, 2013.
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
The Company sells IMBRUVICA directly to some customers who have in-office dispensing capabilities and through a limited number of SPs and SDs. The Company continuously monitors the creditworthiness of its customers and has internal policies regarding customer credit limits. The Company's policy is to estimate the allowance for doubtful accounts based on the credit worthiness of its customers, historical payment patterns, the aging of accounts receivable balances and general economic conditions. As of September 30, 2014 and December 31, 2013, the Company had no allowance for doubtful accounts. As of September 30, 2014, four individual customers accounted for 31%, 19%, 18% and 12% of gross accounts receivable. As of December 31, 2013, three individual customers accounted for 26%, 26% and 16% of gross accounts receivable.
Note 2 - Product Revenue, Net
Product revenue, net consists of revenue recorded from the sale of IMBRUVICA which first came to market on November 13, 2013. All product revenue, net for the three and nine months ended September 30, 2014 was from sales to SPs, SDs and direct customers in the United States.
The following table summarizes the provisions, and credits/payments, for product revenue, net adjustments (in thousands):

Total
Balance as of December 31, 2013	$1,206
Provision related to current period product revenue	33,561
Credits/payments	(18,617)
Balance as of September 30, 2014	$16,150
The Company recorded no product revenue, net for the three and nine months ended September 30, 2013, as these periods were prior to FDA approval for IMBRUVICA. The following table sets forth customers who represented 10% or more of the Company's product revenue, net for the three and nine months ended September 30, 2014:

	Three Months Ended	Nine Months Ended
Customer	September 30, 2014	September 30, 2014
A	31%	31%
B	20%	19%
C	14%	15%
D	12%	13%
E	11%	11%

Note 3 - Collaboration and Other Agreements
The Company recognized revenue related to its collaboration and license arrangements as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Janssen	$65,471	$78,820	$132,101	$136,236
Les Laboratoires Servier ("Servier") and other	61	268	154	382
Total	$65,532	$79,088	$132,255	$136,618
Collaboration and License Agreement with Janssen
Background
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
The collaboration has no fixed duration or expiration date and provided for payments by Janssen to the Company of a $150.0 million non-refundable upfront payment upon execution, as well as potential future milestone payments of up to $825.0 million, based upon continued development progress ($250.0 million), regulatory progress ($225.0 million) and approval of the product in both the U.S. and the License Territory ($350.0 million). As of September 30, 2014, $505.0 million in milestone payments had been earned by the Company under the Agreement and it may receive up to an additional $320.0 million in development, regulatory and approval milestone payments (see Note 13 - Subsequent Events). However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved.
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
The Agreement includes a cost sharing arrangement for associated collaboration activities. Except in certain cases, in general, Janssen is responsible for approximately 60% of collaboration development costs and the Company is responsible for the remaining 40% of collaboration development costs. Generally, costs associated with commercialization will be included in determining pre-tax commercial profits or pre-tax commercial losses, which are to be shared 50% by the Company and 50% by Janssen.
The collaboration with Janssen provides the Company with an annual cap of its share of IMBRUVICA related research and development expenses and selling, general and administrative expenses, offset by pre-tax commercial profits for each calendar year. In the event that the Company's share of aggregate development costs in any given calendar year, together with any other amounts that become due from the Company, plus the Company's share of pre-tax commercial losses (if any) for any calendar quarter in such calendar year, less the Company's share of pre-tax commercial profits (if any) for any calendar quarter in such calendar year, exceeds $50.0 million, then amounts that are in excess of $50.0 million (Excess Amounts) are funded by Janssen. Under the Agreement, the total Excess Amounts plus interest may not exceed $225.0 million at any given time.  Interest shall be accrued on the outstanding balance with interest calculated at the average annual European Interbank Offered Rate (EURIBOR) for the EURO or average annual London Interbank Offered Rate (LIBOR) for U.S. Dollars as reported in the Wall Street Journal, plus 2%, calculated on the number of days from the date on which the Company's payment would be due to Janssen. The interest rate on outstanding Excess Amounts shall not exceed 5% per annum, and the cumulative interest on Excess Amounts shall not in the aggregate exceed $25.0 million.
In the event the Excess Amounts plus interest reaches a maximum of $225.0 million, the Company shall be responsible for its share of development costs, together with any other amounts that become due from the Company, plus its share of any pre-tax commercial loss beyond such maximum. For all calendar quarters following the Company's third profitable calendar quarter for the collaboration, as determined in the Agreement, the Company can no longer add to Excess Amounts and shall be responsible for its own share of development costs along with its share of pre-tax commercial losses incurred in such quarters. Janssen may only recoup the Excess Amounts, together with interest from the Company's share of pre-tax commercial profits (if any) in calendar quarters subsequent to its third profitable calendar quarter for the collaboration until the Excess Amounts and applicable interest has been fully repaid. As per the Agreement, a profitable quarter shall mean a full calendar quarter beginning after the first commercial sale of IMBRUVICA in which the combined pre-tax profit or loss for the United States and the License Territory is positive and exceeds the development costs for such calendar quarter.
The Company recognizes Excess Amounts as a reduction to costs and expenses as the Company's repayment of Excess Amounts to Janssen is contingent and would become payable from the Company's share of pre-tax commercial profits (if any) only after the third profitable calendar quarter for the collaboration.
The Agreement also provides that any net profits from the commercialization of products resulting from the collaboration will be shared 50% by the Company and 50% by Janssen. Janssen has sole responsibility and exclusive rights to commercialize the products in the License Territory. The parties hold joint responsibility and co-exclusive rights to commercialize the products in the U.S., and Pharmacyclics will serve as the lead party in such effort. Janssen is commercializing IMBRUVICA outside the U.S.
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
Janssen Collaboration Revenue
Total revenue recognized with respect to the Agreement consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
License and milestone revenue	$60,000	$75,000	$120,000	$125,000
Collaboration services and other revenue	5,471	3,820	12,101	11,236
Total	$65,471	$78,820	$132,101	$136,236

Collaboration services and other revenue for the three and nine months ended September 30, 2014 included revenue related to committee and development services under the Agreement and net income from the sale of the Company's product to Janssen. For the three and nine months ended September 30, 2013, Collaboration services and other revenue included revenue related to committee and development services under the Agreement.
As of September 30, 2014, total deferred revenue related to committee and development services under the Agreement with Janssen was $50.8 million, of which $39.3 million was included in deferred revenue non-current portion.
Janssen Collaboration Cost Sharing and Excess Amounts
The Company recognized development costs under the collaboration as a component of research and development expense in the condensed consolidated statements of operations. The Company also recognized certain selling, general and administrative expenses under the collaboration, including marketing costs, patent costs and the Company's share of pre-tax commercial profits on IMBRUVICA outside of the U.S. as a component of selling, general and administrative in the condensed consolidated statements of operations. Expenses which were charged to the collaboration are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Collaboration expenses, unadjusted	$40,136	$41,000	$112,440	$136,333
Decrease for cost sharing	(11,452)	(7,861)	(29,282)	(42,221)
Excess Amounts	—	(34,146)	—	(51,523)
Research and development	$28,684	$(1,007)	$83,158	$42,589

Collaboration expenses, unadjusted	$21,307	$11,162	$61,743	$20,265
Increase (decrease) for cost sharing	(25)	1,223	3,688	1,530
Excess Amounts	—	(11,378)	—	(14,384)
Selling, general and administrative	$21,282	$1,007	$65,431	$7,411
During the three and nine months ended September 30, 2014, the Company's net profit (loss) under the Agreement was calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
50% of Pharmacyclics' U.S. product revenue, net	$70,804	$—	$153,641	$—
Less: 50% of Pharmacyclics' U.S. cost of goods sold	(5,811)	—	(13,518)	—
Pharmacyclics' 50% share of U.S. net product revenue less cost of goods sold	64,993	—	140,123	—
Less: Pharmacyclics' share of selling, general and administrative costs under the Agreement, net of Excess Amounts	(21,282)	(1,007)	(65,431)	(7,411)
Pre-tax commercial profits from the commercialization of IMBRUVICA under the Agreement	43,711	(1,007)	74,692	(7,411)
Less: Pharmacyclics' share of research and development costs under the Agreement, net of Excess Amounts	(28,684)	1,007	(83,158)	(42,589)
Total net profit (loss) under the Agreement (1)	$15,027	$—	$(8,466)	$(50,000)
(1) The three months ended September 30, 2014 represented the Company's first profitable quarter for the Agreement. Under the Agreement, Excess Amounts would become payable only after the third profitable quarter for the collaboration from the Company's share of pre-tax commercial profits (if any), commencing in the fourth quarter of profitability under the Agreement until the Excess Amounts and applicable interest has been fully repaid. For the three and nine months ended September 30, 2014, the Company's total share of costs under the Agreement did not exceed the $50.0 million annual cap provided for in the Agreement. As such, no Excess Amounts were recorded for the three and nine months ended September 30, 2014.
For the three and nine months ended September 30, 2014, Janssen's 50% share of U.S. net product revenue less cost of goods sold of IMBRUVICA, which was included in costs of collaboration in the Company's condensed consolidated statements of operations, was calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Product revenue, net	$141,608	$—	$307,282	$—
Less: Cost of goods sold	11,622	—	27,037	—
	129,986	—	280,245	—
Janssen's share of U.S. pre-tax commercial profits	50%	50%	50%	50%
Total cost of collaboration (Janssen's 50% share under the Agreement)	$64,993	$—	$140,123	$—
Pharmacyclics' 50% share of U.S. net product revenue less cost of goods sold	$64,993	$—	$140,123	$—
As of September 30, 2014, the Company had $3.5 million receivable from Janssen which primarily was related to material and product sales. As of December 31, 2013, the Company had $50.2 million receivable from Janssen related to Excess Amounts and $1.6 million due from Janssen related to value added taxes. The receivable from Janssen is included within receivable from collaboration partners on the condensed consolidated balance sheets.
As of September 30, 2014, the Company had $54.3 million payable to Janssen which primarily consisted of amounts due for Janssen's share of pre-tax commercial profits. As of December 31, 2013, the Company had $3.1 million payable to Janssen under the cost sharing arrangement and $0.2 million due to Janssen related to value added taxes. The payable to Janssen is included within payable to collaboration partners on the condensed consolidated balance sheets.
As of September 30, 2014, total Excess Amounts of $137.4 million (which is comprised of the cumulative amount funded by Janssen to-date of $134.3 million and interest of $3.1 million) would become payable from the Company's share of pre-tax commercial profits (if any) after the third profitable calendar quarter for the collaboration.
Collaboration and License Agreement with Servier
In April 2009, the Company entered into a collaboration and license agreement with Servier to research, develop and commercialize abexinostat (PCI-24781), an orally active, novel, small molecule inhibitor of pan-HDAC enzymes. Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the pan-HDAC inhibitor product worldwide except for the United States. In September 2014, the Company announced the conclusion of its pan-HDAC inhibitor collaboration with Servier, and the Company and Servier agreed to terminate the alliance effective November 23, 2014.  Upon the termination of the alliance, Servier’s rights to ex-U.S. development and commercialization of the Company's pan-HDAC inhibitor compounds will be returned to the Company, giving the Company full global development and commercialization rights.
Total revenue recognized with respect to the Company's collaboration and license agreement with Servier for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Collaboration services and other revenue	$61	$14	$154	$115
License agreement with Novo Nordisk A/S

In October 2012, the Company entered into a license agreement with Novo Nordisk A/S (Novo Nordisk). Under the terms of the agreement, Novo Nordisk acquired the exclusive worldwide rights for the Company's small molecule Factor VIIa inhibitor, PCI-27483, as an excipient in a product containing a Novo Nordisk active pharmaceutical ingredient for a restricted disease indication outside of oncology. Novo Nordisk will utilize PCI-27483 as an excipient in a product within Novo Nordisk's biopharmaceutical unit. Novo Nordisk is solely responsible for all further research and development activities within the restricted disease indication outside of oncology.
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
In addition to the milestone payments, the Company is required to make single-digit royalty payments based on annual sales of IMBRUVICA and would be required to make single-digit royalty payments based on annual sales of drugs commercialized from the Company's HDAC inhibitor, Factor VIIa inhibitor and certain other BTK inhibitor programs. For the three and nine months ended September 30, 2014, the Company recognized royalty expense under the Celera agreement of approximately $7.3 million and $18.2 million, respectively, on net product sales of IMBRUVICA in the United States. Royalty expense related to net product sales of IMBRUVICA is included within cost of goods sold in the condensed consolidated statement of operations. No royalty expense was recognized under the Celera agreement for the three and nine months ended September 30, 2013.
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
The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$5,783	$8,007
Work-in-process	29,476	3,489
Finished goods	6,147	1,107
	$41,406	$12,603
The Company records cash advances that it pays prior to the receipt of inventory as advances to manufacturers in the condensed consolidated balance sheets. The cash advances may be forfeited if the Company terminates the scheduled production. The Company expects the carrying value of the advances to manufacturers to be fully realized.
Note 5 – Fair Value Measurements and Marketable Securities
The Company's marketable securities are classified as “available-for-sale.” The Company includes these investments in current assets and carries them at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss on the condensed consolidated balance sheets. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in interest and other income, net in the condensed consolidated statements of operations. The Company records all investment purchases and sales based on the trade date.
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
The fair value of the Company's financial assets and liabilities is determined by using three levels of input which are defined as follows:
Level 1 - Quoted prices in active markets for identical assets or liabilities. At September 30, 2014, the Company's Level 1 assets were comprised of U.S. treasury securities and money market funds.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's short-term investments primarily utilize broker quotes in markets with infrequent transactions for valuation of these securities. At September 30, 2014, the Company's Level 2 assets were comprised of FDIC insured certificates of deposit.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At September 30, 2014, the Company did not hold any Level 3 assets.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The following is a summary of the Company's available-for-sale securities at September 30, 2014 and December 31, 2013, respectively (in thousands):

As of September 30, 2014	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Certificates of deposit – FDIC insured	$11,960	$—	$(14)	$11,946
Total marketable securities	$11,960	$—	$(14)	$11,946

As of December 31, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Certificates of deposit – FDIC insured	$11,680	$—	$(8)	$11,672
Total marketable securities	$11,680	$—	$(8)	$11,672
At September 30, 2014, the Company's marketable securities had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$11,960	$11,946
The following table sets forth the basis of fair value measurements for the Company's cash equivalents and available-for-sale securities as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
U.S. treasury bills	$69,999	$—	$—	$69,999
Money market funds	242,391	—	—	242,391
Marketable securities:
Certificates of deposit - FDIC insured	—	11,946	—	11,946
	$312,390	$11,946	$—	$324,336

	December 31, 2013
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
U.S. treasury bills	$269,488	$—	$—	$269,488
Money market funds	129,193	—	—	129,193
Certificates of deposit - FDIC insured	—	240	—	240
Marketable securities:
Certificates of deposit - FDIC insured	—	11,672	—	11,672
	$398,681	$11,912	$—	$410,593

Note 6 – Balance Sheet Components
Property and equipment, net, consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Equipment	$13,038	$11,827
Leasehold improvements	8,243	5,493
Furniture and fixtures	1,278	1,278
Construction in progress	19,441	14,592
	42,000	33,190
Less: Accumulated depreciation and amortization	(10,544)	(7,719)
	$31,456	$25,471
Accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued clinical related	$22,842	$17,062
Accrued payroll and employee related expenses	17,186	20,500
Accrued discounts and rebates	11,207	905
Accrued royalty	7,996	949
Accrued outside services	3,712	5,077
Accrued inventory	1,844	7,592
Accrued property and equipment purchases	1,192	4,039
Accrued contract manufacturing	553	1,556
Accrued value added taxes	45	7,041
Accrued other	6,169	6,467
	$72,746	$71,188
Deferred revenue consists of the following (in thousands):

Current portion:	September 30,	December 31,
	2014	2013
Deferred revenue related to the Agreement (see Note 3)	$11,483	$7,505
Deferred revenue from sales to collaboration partner (see Note 3)	3,702	76
	$15,185	$7,581

Non-current portion:	September 30,	December 31,
	2014	2013
Deferred revenue related to the Agreement (see Note 3)	$39,329	$52,025
Note 7 – Intangible Assets
On April 15, 2014, the Company entered into an agreement with a third party to acquire technology assets in the amount of $9.3 million in cash. The Company expects to amortize the technology assets over an estimated life of 13 years. Amortization expense was $0.2 million and $0.3 million for the three and nine months ended September 30, 2014, respectively. Accumulated amortization as of September 30, 2014 was $0.3 million.
The following table presents the Company's estimate of amortization expense for the remainder of 2014 and the succeeding five fiscal years (in thousands):

Fiscal Year	Future Amortization of Intangible Assets
2014 (remaining three months)	$182
2015	728
2016	728
2017	728
2018	728
2019	728
Thereafter	5,091
Total	$8,913

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
For the three months ended September 30, 2014, the Company recorded an income tax provision of $6.9 million, compared to an income tax provision of $11.2 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company recorded an income tax provision of $6.8 million, compared to an income tax provision of $9.9 million for the nine months ended September 30, 2013. The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to the benefit from foreign tax provided at less than the U.S. statutory rate, discrete benefits consisting of the return to provision adjustment and stock option disqualifying dispositions that were recorded for the period, and the utilization of orphan drug credits.
The Company recorded a full valuation allowance against all of its net deferred tax assets at both September 30, 2014 and December 31, 2013. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, considering the Company's current assessment of income from potential future sales of IMBRUVICA, there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.
The total amount of the unrecognized tax benefits if recognized would be an adjustment to the amount of deferred tax assets reported. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no material assessments. In the event the Company receives an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of September 30, 2014, all tax years in the U.S. remain open due to the taxing authorities' ability to adjust operating loss carry forwards. The Company does not expect any material changes to the unrecognized tax benefits reported above during the next 12 months. The Company is unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.
During the year ended December 31, 2013, the Company was notified by the Internal Revenue Service (IRS) that it will be audited for the tax years ended June 30, 2012 and 2011. As of September 30, 2014, no material adjustments have been proposed by the IRS.
Note 9 – Commitments and Contingencies
Facilities Lease
As of September 30, 2014, the Company leases 132,176 square feet for its corporate headquarters in Sunnyvale, California. Of this total space, 79,776 square feet are leased under an operating lease that expires in November 2017, with an option to extend the lease term for an additional five years. The remaining 52,400 square feet, of which 32,000 square feet represents additional space that the Company exercised an option to lease during the year ended December 31, 2013, is leased under an operating lease which expires in February 2023, which provides for an option to early terminate the lease in 2018 and an option to extend the lease term for an additional five years. In addition, the Company leases approximately 8,000 square feet for its Pharmacyclics Switzerland GmbH office under an agreement that expires in May 2015. During the year ended December 31, 2013, the Company entered into an agreement to lease 7,000 square feet of office space in South San Francisco, California under an operating lease which expired in September 2014 and was amended to extend the lease until December 2014.
The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of September 30, 2014, the Company's future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Fiscal year	Operating Lease Commitments
2014 (remaining three months)	$627
2015	2,197
2016	2,161
2017	2,112
2018	857
2019	882
Thereafter	2,890
Total	$11,726
Purchase Commitments
The Company had non-cancelable purchase obligations for approximately $91.2 million and $34.8 million as of September 30, 2014 and December 31, 2013, respectively.
Excess Amounts under collaboration and license agreement with Janssen
The Company's worldwide collaboration and license agreement with Janssen provides the Company with an annual cap of its share of development costs and pre-tax commercial losses for each calendar year until the third profitable calendar quarter for the collaboration, as determined in the Agreement, and any Excess Amounts are funded by Janssen. As of September 30, 2014, total Excess Amounts of $137.4 million (which is comprised of the cumulative amount funded by Janssen to-date of $134.3 million and interest of $3.1 million) would become payable once the Company reaches a third profitable calendar quarter for the collaboration (see Note 3). Janssen may recoup the Excess Amounts, together with interest from the Company's share of pre-tax commercial profits (if any) in calendar quarters subsequent to its third profitable quarter for the collaboration until the Excess Amounts and applicable interest has been fully repaid.
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
Note 10 - Basic and Diluted Net Income Per Share
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

The computations of basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income	$41,422	$42,333	$22,640	$2,773
Denominator:
Weighted average common shares - basic	75,392	73,316	75,097	72,409
Effect of dilutive securities:
Employee stock options	2,792	4,291	2,825	4,197
Employee stock purchase plan	5	52	6	78
Restricted stock units	16	—	11	—
Weighted average common shares - diluted	78,205	77,659	77,939	76,684
Net income per share:
Basic	$0.55	$0.58	$0.30	$0.04
Diluted	$0.53	$0.55	$0.29	$0.04
Potentially dilutive securities excluded from net income per share - diluted because their effect is anti-dilutive	1,239	542	1,297	801

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
Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of goods sold	$444	$—	$1,035	$—
Research and development	5,089	5,287	18,839	20,227
Selling, general and administrative	6,502	4,849	22,338	20,348
Total stock-based compensation	$12,035	$10,136	$42,212	$40,575
The following table summarizes the Company's stock option activity for the nine months ended September 30, 2014 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share
Balance at December 31, 2013	5,111	$23.54
Exercised	(1,310)	12.42
Granted	1,071	90.16
Forfeited	(268)	58.71
Balance at September 30, 2014	4,604	$40.15

The following table summarizes all of the Company's restricted stock unit activity for the nine months ended September 30, 2014 (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	—	$—
Granted	189	115.36
Forfeited	(5)	100.37
Balance at September 30, 2014	184	$115.84
The accounting grant date for employee stock options and restricted stock units with performance obligations is the date on which the performance goals have been defined and a mutual understanding of the terms has been reached. The Company's time-based stock option awards and restricted stock units typically vest over a four-year period subject to the employee’s continued service. The Company's performance-based stock options and performance-based restricted stock units granted to executive officers typically vest over a four-year period and five-year period, respectively, subject to the satisfaction of performance criteria established annually for such executive as determined by the Compensation Committee after reviewing the performance reports. The tables above exclude 0.9 million performance stock options and less than 0.1 million performance based restricted stock units granted in current and prior fiscal years for which the performance criteria had not been established as of September 30, 2014.
 At September 30, 2014, 1.9 million shares were available for grant under the Company's 2014 Equity Incentive Award Plan.
Shares issued under the ESPP for the nine months ended September 30, 2014 and 2013 were approximately 0.1 million shares and 0.1 million shares at an average price of $80.39 and $17.79, respectively. Shares available for future purchase under the ESPP were 0.5 million at September 30, 2014.
Additional paid-in capital increased by $71.0 million during the nine months ended September 30, 2014 as a result of stock-based compensation of $43.0 million, the issuance of common stock upon the exercise of stock options and shares under the employee stock purchase plan of $20.4 million and the excess tax benefit from stock-based compensation arrangements of $7.6 million.
Note 12 – Recent Accounting Pronouncements
During the fiscal first quarter of 2013, the FASB issued amended guidance clarifying the release of accumulated Foreign Currency Translation from Accumulated Other Comprehensive Income (AOCI) into current year net earnings. The amendment requires that when the parent company ceases to have a controlling interest in a subsidiary or a business within a foreign entity the parent is to release accumulated Foreign Currency Translation from AOCI. This update was required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In July 2013, FASB issued Accounting Standards Update (ASU) 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company's on its consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this accounting standard on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This standard is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standard on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standard on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15: “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This standard requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2016.  This standard is not expected to have any impact on current disclosures in the financial statements.
Note 13 – Subsequent Events
On October 17, 2014, the Company announced that the EC granted marketing approval for IMBRUVICA in the EU for the treatment of adult patients with relapsed or refractory MCL, or adult patients with CLL who have received at least one prior therapy, or in first line in the presence of 17p deletion or TP53 mutation in patients unsuitable for chemo-immunotherapy. This approval of IMBRUVICA triggered milestone payments totaling $80.0 million to the Company under the Agreement. The Company will recognize this milestone as revenue during the three months ending December 31, 2014.

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
IMBRUVICA® (ibrutinib) is a first-in-class, oral, once-daily therapy that inhibits a protein called Bruton's tyrosine kinase (BTK). IMBRUVICA first came to market on November 13, 2013, when it was approved by the U.S. Food and Drug Administration (FDA) under accelerated approval as a single agent for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. On February 12, 2014, the FDA approved IMBRUVICA under accelerated approval as a single agent for the treatment of patients with chronic lymphocytic leukemia (CLL) who have received at least one prior therapy, its second indication. The FDA's accelerated approval for these indications was based on overall response rate (ORR) of patients participating in the PCYC-1104 and PCYC-1102 Phase II clinical studies. Improvements in survival or disease-related symptoms were not established in these studies at the time of accelerated approval. On July 28, 2014, IMBRUVICA received regular (full) FDA approval for IMBRUVICA for the treatment of patients with CLL who have received at least one prior therapy, and for the treatment of CLL patients with deletion of the short arm of chromosome 17 (del 17p CLL), including treatment naive and previously treated del 17p patients. The approval for the treatment of patients with del 17p CLL is the third indication for IMBRUVICA. With this approval, IMBRUVICA is the only approved treatment for patients with del 17p CLL.
On October 17, 2014, the European Commission (EC) granted marketing approval for IMBRUVICA in the European Union (EU) for the treatment of adult patients with relapsed or refractory MCL, or adult patients with CLL who have received at least one prior therapy, or in first line in the presence of 17p deletion or TP53 mutation in patients unsuitable for chemo-immunotherapy (see Note 13 to the condensed consolidated financial statements).
Unless otherwise noted, any disclosures in this report with respect to the patient populations for which IMBRUVICA is approved refer to the approved patient populations as of September 30, 2014.
We market IMBRUVICA and have three other product candidates in clinical development and several preclinical molecules in lead optimization. We are committed to high standards of ethics, scientific rigor, and operational efficiency as we move each of these programs to commercialization.
IMBRUVICA is being jointly developed and commercialized by Pharmacyclics and Janssen Biotech, Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson. In December 2011, we entered into a worldwide collaboration and license agreement (Agreement) with Janssen, for the joint development and commercialization of IMBRUVICA which has been and continues to be developed for the treatment of hematological malignancies, including non-Hodgkin lymphoma (NHL), CLL and multiple myeloma (MM). Under the Agreement, we received our first significant revenue in the form of milestone payments during the year ended June 30, 2012. Together with our partner Janssen, Pharmacyclics is commercializing IMBRUVICA in the United States and Janssen is commercializing IMBRUVICA outside the United States.
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
Recent Corporate Updates

On November 6, 2014, we announced that we will present data across multiple histologies at the 56th American Society of Hematology (ASH) Annual Meeting in San Francisco, California from December 6-9, 2014. IMBRUVICA clinical and pre-clinical data will be provided for a range of histologies, including CLL, MCL, multiple myeloma (MM), follicular lymphoma (FL), diffuse large B-cell lymphoma (DLBCL) and other B-cell malignancies.
On November 4, 2014, we announced that we entered into a clinical trial collaboration with AstraZeneca to evaluate novel combination therapies targeting a number of hematologic cancers. The collaboration will explore separate combinations of two different AstraZeneca investigational PI3 kinase pathway inhibitors in combination with IMBRUVICA for the treatment of patients with relapsed or refractory diffuse large B-cell lymphomas. Under the terms of the agreement, we will collaborate with AstraZeneca on a non-exclusive basis and multiple studies may be considered and conducted. The studies will be led by AstraZeneca.
On November 4, 2014, we announced that we and Janssen entered into a clinical trial collaboration with AstraZeneca to evaluate the efficacy and safety of AstraZeneca's investigational anti-PD-L1 immune checkpoint inhibitor, MEDI4736, in combination with IMBRUVICA. The study will assess the combination as a treatment for patients with hematologic cancers including diffuse large B-Cell lymphoma and follicular lymphoma, which are investigational uses for both compounds. The Phase I part of the trial is expected to establish a recommended dose regimen for the combination of MEDI4736 and IMBRUVICA, and the Phase II part of the study will assess the safety and efficacy of the investigational combination. Under the terms of the agreement, the trial will be conducted by us.
On November 4, 2014, we announced that we entered into a clinical trial collaboration with AstraZeneca to evaluate a novel combination therapy targeting solid tumors. The collaboration will evaluate the efficacy and safety of IMBRUVICA in combination with AstraZeneca's anti-PD-L1 antibody, MEDI4736. Under the terms of this agreement, we will collaborate with AstraZeneca on a non-exclusive basis and multiple studies may be considered and conducted. These studies will be led by us.
On October 20, 2014, we announced that we submitted a supplemental New Drug Application (sNDA) to the FDA based on data from a Phase II study evaluating the use of IMBRUVICA in patients with Waldenström’s Macroglobulinemia (WM), which was led by Dr. Stephen Treon from the Dana-Farber Cancer Institute.
On October 17, 2014, we announced that the European Commission (EC) granted marketing approval for IMBRUVICA in the European Union (EU) for the treatment of adult patients with relapsed or refractory MCL, or adult patients with CLL who have received at least one prior therapy, or in first line in the presence of 17p deletion or TP53 mutation in patients unsuitable for chemo-immunotherapy. This approval of IMBRUVICA triggered milestone payments totaling $80.0 million to the Company under the Agreement. We will recognize this milestone as revenue during the three months ending December 31, 2014 (see Note 13 to the condensed consolidated financial statements).
On October 16, 2014, we announced that we entered into a master clinical drug supply agreement with Roche to evaluate the safety, tolerability and preliminary efficacy of IMBRUVICA, in combination with GAZYVA® (obinutuzumab), a new CD20-directed antibody that attacks targeted cells both directly and together with the body's immune system, in patients with NHL and CLL/Small Lymphocytic Lymphoma (CLL/SLL). The agreement allows for multiple studies to be considered and conducted. Initially, a Phase III study will be conducted by Pharmacyclics in CLL/SLL. Plans to evaluate the combination for NHL currently are in development.
On October 13, 2014, we announced that we entered into a clinical trial collaboration agreement to evaluate the safety, tolerability and preliminary efficacy of Bristol-Myers Squibb’s investigational PD-1 immune checkpoint inhibitor, OPDIVO® (nivolumab) in combination with IMBRUVICA. The Phase I/II study will focus on evaluating the safety and anti-tumor activity of combining OPDIVO and IMBRUVICA as a potential treatment option for patients with NHL, including diffuse large B-cell lymphoma (DLBCL), follicular lymphoma (FL) and CLL.
During the three months ended September 30, 2014, we announced the appointment of Shawn Tomasello as Chief Commercial Officer. Ms. Tomasello is a 30-year industry veteran and former President of the Americas, Hematology and Oncology, for Celgene Corporation. Prior to joining Celgene, Ms. Tomasello was at Genentech for 16 years, most recently serving as National Director for Rituxan.
Clinical Development Overview
The table below summarizes our programs and clinical product candidates and their stage of development:

Product Candidates/Programs	Disease Indication	Development Status(1)
IMBRUVICA BTK Inhibitor	• Chronic lymphocytic leukemia (CLL)	Multiple trials (Phase I, II, III) in
	• Small lymphocytic lymphoma (SLL)	treatment naive and in relapsed/
	• Mantle cell lymphoma (MCL)	refractory patients
• Diffuse large B-cell lymphoma (DLBCL)
• Follicular lymphoma (FL)
• Multiple myeloma (MM)
• Waldenstrom's macroglobulinemia (WM)
• Marginal zone lymphoma (MZL)
• Graft versus host disease (GvHD)
• Acute Lymphoblastic Leukemia (ALL)
• Other
BTK 2nd Generation Inhibitor	Autoimmune and anti-inflammatory disease	Non-clinical testing, Phase I
BTK Inhibitor Program	Autoimmune	Pre-clinical
Abexinostat HDAC Inhibitor (PCI-24781)	Relapsed/refractory lymphomas and solid tumors	Multiple trials (Phase I, II)
Factor VIIa Inhibitor (PCI-27483)	Cancer	Phase II complete
(1) "Phase I" means initial human clinical trials designed to establish the safety, dose tolerance, pharmacokinetics (i.e., absorption, metabolism, excretion) and pharmacodynamics (i.e. biological markers for activity) of a compound. "Phase II" means human clinical trials designed to establish safety, optimal dosage and preliminary activity of a compound in a patient population. "Phase III" means human clinical trials designed to establish the safety and efficacy of a compound. These are the most important trials required by the FDA and are done to rigorously establish the clinical benefit and safety profile of a drug in a particular patient population. "Preclinical" means the stage of drug development prior to human clinical trials in which a molecule is optimized for "drug like" properties and evaluated for efficacy, pharmacokinetics, pharmacodynamics and safety.
IMBRUVICA - Recent Clinical Development Updates
During the nine months ended September 30, 2014, we provided updates on several of our clinical programs in various press releases and filings with the Securities and Exchange Commission. During the nine months ended September 30, 2014, we participated in three prominent medical conferences, the 50th Annual Meeting of the American Society of Clinical Oncology (ASCO) in Chicago, IL, the 19th European Hematology Association (EHA) Congress in Milan, Italy and the American Association for Cancer Research (AACR) in San Diego, CA. During these conferences, IMBRUVICA was presented in a total of 4 oral sessions and 14 posters in 7 histologies (CLL, SLL, HCL, MCL, DLBCL, FL, and MZL). Selected ASCO abstracts are highlighted below:
Randomized Comparison of Ibrutinib Versus Ofatumumab in Relapsed or Refractory Chronic Lymphocytic Leukemia/Small Lymphocytic Lymphoma: Results From the Phase III RESONATETM Trial (Abstract #LBA7008 - ASCO 2014)
IMBRUVICA significantly prolonged progression-free survival (PFS) in patients with relapsed/refractory (R/R) CLL in comparison to those randomized to receive ofatumumab. Patients treated with IMBRUVICA experienced a 78% reduction in risk of progression or death versus patients receiving ofatumumab (HR 0.215, 95% CI, 0.146 to 0.317, p<0.0001) per Independent Review Committee (IRC) evaluation. The median PFS for IMBRUVICA was not reached with a median time on study of 9.4 months. The median PFS for ofatumumab was 8.1 months. IMBRUVICA significantly prolonged overall survival (OS) compared with ofatumumab. IMBRUVICA reduced the risk of death by 57% (HR=0.434, 95% CI, 0.238 to 0.789; p<0.005) compared to the ofatumumab arm. This was observed despite a total of 57 patients who were initially randomized to ofatumumab crossing over to receive IMBRUVICA prior to the analysis. Patient characteristics were well balanced between arms: patients receiving IMBRUVICA had a median of 3 prior therapies with 32% del 17p, a mutation typically associated with poor prognosis, and 56% RAI stage III/IV (indicative of high risk CLL patients) versus patients receiving ofatumumab who had a median of 2 prior therapies with 33% del 17p and 58% RAI stage III/IV.
ORR was significantly higher in patients receiving IMBRUVICA by both investigator and IRC evaluations. Investigator assessed ORR (including complete responses (CR), partial responses (PR) and partial responses with lymphocytosis (PR+L))

was 85 % for IMBRUVICA and 23% for patients receiving ofatumumab, evaluated by the investigators based on the International Workshop on CLL (IWCLL) response criteria. The RESONATE study also had the IRC evaluate sequential CT scans (performed per protocol, approximately 12 weeks apart) to assess and confirm response. With this analysis, 63% of IMBRUVICA patients achieved a partial response (PR or a PR+L) compared to only 4% of patients receiving ofatumumab (p<0.0001). Significant benefit measured by PFS, OS and response rates were observed in the IMBRUVICA arm consistently across all subgroups by baseline disease risk factors, including those patients with del 17p or those whose disease was considered refractory to purine analogue therapy. Only 3% of the patients receiving IMBRUVICA experienced progressive disease as a best response versus 10% receiving ofatumumab as evaluated by the IRC.
The most commonly occurring adverse events (AE) independent of Grade (AEs in 20% or more of patients) were diarrhea (48% vs. 18%), fatigue (28% vs. 30%), pyrexia (fever; 24% vs. 15%), nausea (26% vs.18%), anemia (23% vs. 17%) and neutropenia (22% vs. 15%). Hematologic AEs that were Grade 3 or 4 in the RESONATE trial were neutropenia (decreased amount of white blood cells; 16% in the IMBRUVICA arm vs. 14% in the ofatumumab arm), thrombocytopenia (decrease in platelets in the blood; 6% vs. 4%), and anemia (5% vs. 8%). Atrial fibrillation of any Grade was noted more frequently in patients receiving IMBRUVICA (5% versus 0.5% with ofatumumab), these events were manageable and lead to discontinuation for only 1 patient. There was no difference in major bleeding between the IMBRUVICA or ofatumumab arms (reported in 2 patients randomized to IMBRUVICA and 3 patients receiving ofatumumab). The incidence of Grade 3 or higher infection was 24% for the IMBRUVICA arm and 22% for the ofatumumab arm. Richter’s Transformation (RT) occurred in 2 patients in the IMBRUVICA arm and in 2 patients in the ofatumumab arm.
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
In the R/R group, 101 patients with CLL/SLL (median of 4 prior therapies, 57% Rai stage III or IV (indicative of high risk CLL patients), 69% of patients had the high-risk characteristics of deletion of short arm of chromosome 17 or 11 (del 17p or del 11q)) received single-agent IMBRUVICA once daily and were followed in the study for a median time of 26.6 months. Overall 90% of patients achieved a best response of PR+L or higher. For patients without del 17p or del 11q, the estimated PFS was 89% at 30 months. The median PFS for del 17p patients was 28.1 months and for patients with del 11q the median PFS had not been reached and was estimated to be 74% at 30 months. The estimated OS for these R/R patients was 79.9%.
Following all the patients in this study for up to 3 years, the percentage of patients with AEs as a primary reason leading to discontinuation decreased over time, with 8% in the first year, 2% in the second year and 3% in the third year. Similarly, the percentage of patients who experienced a death on the study decreased over time, with 5% in the first year, 4% in the second year and 3% in the third year.
A phase 1b/2 study evaluating activity and tolerability of the BTK inhibitor ibrutinib in combination with ofatumumab in patients with chronic lymphocytic leukemia/small lymphocytic lymphoma (CLL/SLL) and related diseases (Abstract #7009 - ASCO 2014)
The study design consisted of three dosing cohorts, group 1 received one month of IMBRUVICA monotherapy followed by IMBRUVICA and ofatumumab in combination thereafter, group 2 received IMBRUVICA and ofatumumab in combination from the outset, and group 3 received two months of ofatumumab monotherapy followed by IMBRUVICA and ofatumumab thereafter. Seventy-one (71) patients with R/R CLL/SLL/Prolymphocytic Leukemia (PLL) and RT, with a median of 3 prior therapies, were enrolled in the study (27, 20 and 24 in groups 1, 2 and 3 respectively). Sixty-one percent (61%) of patients had RAI stage III/IV and were considered high risk, 44% had del 17p, and 31% had del11q, genetic mutations typically associated with poor prognosis.
The overall response (including CR, PR and PR+L) in CLL/SLL/PLL patients was 100%, 84%, and 75% in groups 1, 2 and 3 respectively, which were achieved within a median of 4.6 months during the study. At the study end, 90% (52 of 58) of responders were progression free with a follow up of 16, 12 and 11 months for groups 1, 2 and 3, respectively. At 12 months, the PFS was 89%, 85%, and 75% in groups 1, 2 and 3.

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
IMBRUVICA - Selected Clinical Trial Updates
Chronic Lymphocytic Leukemia/ Small Lymphocytic Lymphoma (CLL/SLL)

•
RESONATE™ (PCYC-1112): Phase III study of IMBRUVICA versus ofatumumab in patients with relapsed/refractory (R/R) CLL/SLL was initiated in the first quarter of 2012. This was a randomized, multi-center, open-label Phase III trial of IMBRUVICA administered as monotherapy. This 391 patient study met its primary end point of Progression Free Survival (PFS) as well as a key secondary endpoint of Overall Survival (OS) at the pre-planned interim analysis in January 2014. This study confirmed IMBRUVICA’s clinical benefit in CLL patients who have received one prior therapy, resulting in regular (full) FDA approval for this patient population on July 28, 2014.

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

•
RESONATE™-2 (PCYC-1115): Phase III study of IMBRUVICA versus chlorambucil in newly diagnosed elderly CLL/SLL patients was initiated in the first quarter of 2013. This is a randomized, multicenter, open-label trial of IMBRUVICA as a monotherapy versus chlorambucil in patients 65 years or older with treatment naïve CLL/SLL. The study design was agreed upon with the FDA under a Special Protocol Assessment (SPA). The primary objective of the study is to demonstrate a clinically significant improvement in PFS when compared to chlorambucil. This study completed enrollment of 273 patients worldwide in the first quarter of 2014.

•
iLLUMINATE (PCYC-1130): Phase III study of IMBRUVICA in combination with GAZYVA versus chlorambucil in combination with GAZYVA in newly diagnosed CLL/SLL patients was initiated in the fourth quarter of 2014. This is a randomized, multicenter, open-label trial in patients 18 years or older with treatment naïve CLL/SLL. The primary objective of the study is to demonstrate a clinically significant improvement in PFS when compared to chlorambucil plus GAZYVA. The enrollment target of this study is 212 patients.

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

•
BRILLIANCE (CLL3002): Phase III study of IMBRUVICA versus rituximab in patients with R/R CLL/SLL was initiated in the fourth quarter of 2013. This is a randomized, open-label, multi-center study to evaluate the efficacy and safety of IMBRUVICA versus rituximab in adult Asia Pacific region patients with R/R CLL or SLL with active disease requiring treatment, who have failed at least one prior line of therapy and are not considered appropriate candidates for treatment or retreatment with purine analog-based therapy or combination chemo-immunotherapy. The primary objective of the study is to demonstrate a clinically significant improvement in PFS. The enrollment target of this study is 150 patients.

•
Third-party sponsored: Phase III study of IMBRUVICA versus IMBRUVICA + rituximab versus bendamustine + rituximab in frontline newly diagnosed elderly (≥ 65 Years of Age) CLL/SLL patients (Alliance A041202) was initiated by the National Cancer Institute in the fourth quarter of 2013. This is a randomized, multi-center study designed to evaluate the improvement in PFS of IMBRUVICA with or without rituximab vs bendamustine and rituximab. Secondary outcome measures include OS and duration of response. The enrollment target of this multi-center study is 523 patients.

•
Third-party sponsored: Phase III study in treatment-naive, young fit patients with CLL, comparing the combination of IMBRUVICA and Rituxan to chemo immunotherapy of FCR (fludarabine, cyclophosphamide, and rituximab), (ECOG1912), was initiated by the Eastern Cooperative Oncology Group in the first quarter of 2014. This is a randomized study designed to evaluate the improvement in PFS of IMBRUVICA with rituximab vs FCR. Secondary outcome measures include OS and adverse events. The enrollment target of this multi-center study is 519 patients.

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

Mantle Cell Lymphoma (MCL)

•
RAY (MCL3001): Phase III study of IMBRUVICA versus temsirolimus in R/R MCL patients was initiated in the fourth quarter of 2012. This is a randomized, multi-center, open-label trial of IMBRUVICA as a monotherapy versus temsirolimus in R/R MCL patients who received at least one prior rituximab-containing chemotherapy regimen. The primary endpoint of the study is PFS. This ex-U.S. study completed enrollment of 280 patients in the fourth quarter of 2013.

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

Diffuse Large B-cell Lymphoma (DLBCL)

•
PHOENIX (DBL3001): Phase III study of IMBRUVICA in combination with R-CHOP (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone) in patients with newly diagnosed non-GCB subtype of DLBCL was initiated in the third quarter of 2013. This is a randomized, multi-center, double-blinded, controlled trial of IMBRUVICA plus rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone (R-CHOP) versus R-CHOP in patients with newly diagnosed non-GCB subtype DLBCL. The primary endpoint of the study is to demonstrate a clinically significant improvement in EFS when compared to R-CHOP. The enrollment target of this global study is 800 patients.

•
PCYC-1123: Phase Ib/II randomized, multicenter, open-label, study of IMBRUVICA, in combination with lenalidomide with or without rituximab in relapsed or refractory patients with diffuse large b-cell lymphoma was initiated in the first quarter of 2014. The primary endpoint of the Phase IIb portion of this study is maximum tolerated dose of the investigational combination regimen and the primary endpoint of the Phase II portion is ORR. The enrollment target of this study is 130 patients.

Follicular Lymphoma (FL)

•
PCYC-1125: Phase II multicenter, open-label, study of IMBRUVICA, in combination with rituximab in previously untreated patients with follicular lymphoma was initiated in the fourth quarter of 2013. The primary endpoint of this study is ORR. The enrollment target of this study is 80 patients.

•
DAWN (FLR2002): Phase II study of IMBRUVICA in patients with R/R FL was initiated in the second quarter of 2013. This is a multi-center, open-label, single-arm, global trial of IMBRUVICA in patients with chemoimmunotherapy-resistant FL, whose disease has relapsed from at least two prior lines of therapy, including at least one rituximab combination chemotherapy regimen. The primary endpoint of this study is ORR. This study completed enrollment of 111 patients worldwide in the second quarter of 2014.

•
SELENE (FLR3001): Phase III study of IMBRUVICA in patients with R/R FL and marginal zone lymphoma was initiated in the first quarter of 2014. This is a randomized, multi-center, placebo-controlled trial in combination with either BR or R-CHOP in patients with previously treated iNHL. The primary endpoint of this study is PFS. The enrollment target of this global study is 400 patients.

Marginal Zone Lymphoma (MZL)

•
PCYC-1121: Phase II study of IMBRUVICA in patients with R/R marginal zone lymphoma was initiated in the fourth quarter of 2013. This is a multi center, open-label, monotherapy study to evaluate the safety and efficacy of IMBRUVICA in patients with R/R marginal zone lymphoma. The primary endpoint of this study is ORR and the enrollment target of this study is 60 patients.

Waldenstrom’s Macroglobulinemia (WM)

•
iNNOVATE (PCYC-1127): Phase III study of IMBRUVICA or placebo in combination with rituximab in patients with previously treated WM was initiated in the second quarter of 2014. This is a randomized, multi-center, double-blinded, placebo-controlled trial of IMBRUVICA. The primary outcome measure of this study is PFS. The secondary outcome measures include ORR, time to next treatment, OS and the number of participants with AEs as a measure of safety and tolerability within each treatment arm. The enrollment target of this study is 180 patients.

Multiple Myeloma (MM)

•
PCYC-1111: Phase II study of IMBRUVICA in patients with R/R multiple myeloma was initiated in the first quarter of 2012. This is a Phase II, multi-center, open-label trial designed to assess the safety and efficacy of IMBRUVICA as a single agent and in combination with dexamethasone in patients with R/R MM. The clinical development focus of this indication is with IMBRUVICA-based combination therapies.

•
PCYC-1119: Phase I/IIb study of IMBRUVICA in combination with carfilzomib in patients with R/R MM was initiated in the third quarter of 2013. The Phase I portion of this study is a dose escalation study designed to assess the safety and recommended Phase IIb dose of IMBRUVICA and carfilzomib. The Phase IIb portion will be a randomized, double-blind, placebo controlled study to evaluate the efficacy of IMBRUVICA and carfilzomib versus carfilzomib and placebo. The primary endpoint of the Phase IIb portion of the study is PFS. The enrollment target of this study is 176 patients.

Graft versus Host Disease (GvHD)

•
PCYC-1129: Phase Ib/II study of IMBRUVICA in patients with steroid dependent or refractory GvHD was initiated in the third quarter of 2014. This is a multi-center, open-label trial designed to assess the safety and efficacy of IMBRUVICA as a single agent. The safety portion of the study is aimed at identifying a recommended dose while the efficacy, Phase II, portion of the study has a primary outcome measure of overall GvHD response rate. The enrollment target of this study is 39 patients.

Acute Lymphoblastic Leukemia (ALL)

•
Third-party sponsored: Phase II study of IMBRUVICA in patients with relapsed or refractory ALL was initiated by the National Cancer Institute in the second quarter of 2014. This is an open-label trial designed to assess the efficacy of IMBRUVICA as a single agent. The primary endpoints of this study are ORR and OS. The enrollment target of this study is 20 patients.

IMBRUVICA - Regulatory Update
On November 13, 2013, the FDA approved IMBRUVICA under accelerated approval for the treatment of patients with MCL who have received at least one prior therapy. This indication is based on ORR. An improvement in survival or disease-related symptoms has not been established.
On February 12, 2014 the FDA approved IMBRUVICA as a single agent for the treatment of patients with CLL who have received at least one prior therapy. This indication is based on ORR. An improvement in survival or disease-related symptoms has not been established.
On July 28, 2014, IMBRUVICA received regular (full) FDA approval for the treatment of patients with CLL who have received at least one prior therapy, and for the treatment of CLL patients with del 17p, including treatment naïve (frontline) and previously treated del 17p CLL patients. This was the first full FDA approval for IMBRUVICA, and was granted only five and a half months after the original accelerated approval for patients with previously treated CLL, which was granted in February 2014.
This full approval is based on data from the Phase III RESONATE™ study (PCYC-1112-CA), a randomized, multi-center, international head-to-head comparison of single-agent, orally-administered IMBRUVICA versus the intravenous, monoclonal antibody ofatumumab targeting the CD 20 antigen. This study enrolled 373 patients with CLL and 18 patients with SLL, who received at least one prior therapy. The median number of prior treatments was 2 (range, 1 to 13 treatments). At baseline, the median age of these patients was 67 years, 58% of whom had at least one tumor ≥ 5 cm, and 32% of whom had the del 17p mutation. Patients receiving IMBRUVICA demonstrated a statistically significant improvement in PFS, OS and ORR as compared to patients treated with ofatumumab. The median PFS and OS has not been reached on the IMBRUVICA arm. There was a 78% reduction in the risk of progression or death as assessed by an IRC according to the modified IWCLL criteria (HR

0.22, 95% CI, 0.15 to 0.32, p<0.0001). In addition, the analysis of overall survival demonstrated a 57% statistically significant reduction in the risk of death for patients in the IMBRUVICA arm (HR 0.43; 95 CI, 0.24 to 0.79, p<0.005). This was observed despite a total of 57 patients who were initially randomized to ofatumumab crossing over to receive IMBRUVICA prior to the analysis. For previously treated del 17p CLL patients, there was a 75% reduction in the risk of progression or death as assessed by an IRC (HR 0.25, 95% CI, 0.14 to 0.45, p<0.0001).
On October 17, 2014, the EC granted marketing approval for IMBRUVICA throughout the 28 member states of the EU. IMBRUVICA is now approved in Europe for the treatment of adult patients with R/R MCL, or adult patients with CLL who have received at least one prior therapy, or in first line CLL patients in the presence of 17p deletion or TP53 mutation in patients unsuitable for chemotherapy (see Note 13 to the condensed consolidated financial statements).
The EC approval was based on data from the Phase II study (PCYC-1104) in MCL, the Phase III RESONATE™ study (PCYC-1112-CA) in CLL and SLL and the Phase 1b/II study PCYC-1102 in CLL/SLL. This approval is based on the IMBRUVICA Marketing Authorization Application (MAA) submitted to the European Medicines Agency (EMA) last year. The EMA is an agency of the EU that administers a centralized procedure for the scientific evaluation of medicines developed by pharmaceutical companies for use in the 28 countries of the EU. In addition to EU markets, a worldwide regulatory filing program for ibrutinib currently is underway.
IMBRUVICA - Breakthrough, Fast Track and Orphan Drug Designations
In the U.S., the FDA granted orphan drug designation to IMBRUVICA for the following orphan diseases: CLL on April 6, 2012, MCL on December 3, 2012, MM on May 16, 2013, SLL on May 30, 2013, WM on October 15, 2013, DLBCL on October 23, 2013 and FL on September 8, 2014. A U.S. orphan drug designation provides the drug developer with several benefits and incentives related to the orphan drug, including a 7-year period of U.S. marketing exclusivity if the drug is the first of its type approved for the specified indication.
The FDA also granted Pharmacyclics with a Fast Track designation for IMBRUVICA for the treatment of CLL/SLL on October 29, 2012, the treatment of MCL on December 18, 2012 and the treatment of FL on August 7, 2014. Fast Track is a process designed to facilitate the development, and expedite the review of drugs to treat serious and life-threatening conditions and address unmet medical needs for the condition.
The EC adopted the decision that IMBRUVICA is designated as an orphan medicinal product for the following diseases, CLL/SLL on April 26, 2012, MCL on March 12, 2013, DLBCL on November 13, 2013, FL on January 16, 2014 and lymphoplasmacytic lymphoma/WM on April 29, 2014. An EU orphan drug designation provides the drug developer with several benefits and incentives related to the orphan drug, including market exclusivity for 10 years after approval if the drug is the first of its type approved for the specified indication.
On February 8, 2013, the FDA granted Breakthrough Therapy Designation to IMBRUVICA as a monotherapy for the treatment of patients with R/R MCL and to IMBRUVICA as a monotherapy for the treatment of patients with WM. On March 18, 2013, Pharmacyclics announced that the FDA granted an additional Breakthrough Therapy Designation for IMBRUVICA as a monotherapy for the treatment of CLL/SLL patients with del 17p. Patients harboring del 17p are poor responders to chemoimmunotherapy and have limited treatment options. The presence of del 17p is one of the worst prognostic factors in patients with CLL.
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
Abexinostat (formerly PCI-24781) - Histone Deacetylase (HDAC) Inhibitor
Abexinostat is an orally dosed, broad spectrum, hydroxamic acid-based small molecule HDAC inhibitor that has been evaluated in Phase I and II clinical trials for refractory solid tumors and lymphoma by Pharmacyclics, in collaboration with Les Laboratoires Servier of Paris, France (Servier).

Abexinostat has shown promising anti-tumor activity in vitro and in vivo (Buggy et al, Mol Cancer Ther 2006; 5: 1309-17).
Abexinostat has been tested in several clinical trials in the U.S. by Pharmacyclics and internationally by Servier. In the U.S., Pharmacyclics has completed two Phase I studies using abexinostat as a single agent in patients with advanced solid tumors, a Phase I/II trial testing abexinostat single agent in patients with relapsed or refractory NHL and a Phase I trial in soft-tissue sarcoma patients (in combination with doxorubicin, an anti-tumor agent) co-sponsored by the Massachusetts General Hospital and Dana-Farber Cancer Institute. Results from this trial were presented at the annual meeting of the Connective Tissue Oncology Society in November 2012 in Prague, Czech Republic and updated at the AACR Annual Meeting in April 2013. A Phase II study was undertaken in R/R FL and MCL. The results from this study were presented in poster at the 12th International Conference on Malignant Lymphoma (IMCL) in Lugano, Switzerland (June 19-22, 2013). Servier developed a new formulation of our HDAC inhibitor PCI-24781 covered by a patent application that we and Servier jointly own, and we are actively considering additional clinical development opportunities. We are also continuing to investigate combination strategies for PCI-24781 through nonclinical studies.
Servier initiated a multitude of Phase I/II trials in Europe and Asia in lymphomas and solid tumors with abexinostat as a single agent and in combination with other chemotherapeutic agents including cisplatin, liposomal doxorubicin and FOLFOX.
In September 2014, we announced the conclusion of our collaboration with Servier pertaining to the ex-U.S. development of our pan-HDAC inhibitor compounds involving abexinostat. Upon the termination of the alliance, Servier’s rights to ex-U.S. development and commercialization of our pan-HDAC inhibitor compounds will be returned to us, giving us full global development and commercialization rights (see Note 3 to the condensed consolidated financial statements).
Results of Operations
Total Revenue (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)

Product revenue, net	$141,608	$—	$141,608	$307,282	$—	$307,282
License and milestone revenue	60,000	75,000	(15,000)	120,000	125,000	(5,000)
Collaboration services and other revenue	5,532	4,088	1,444	12,255	11,618	637
Total revenue	$207,140	$79,088	$128,052	$439,537	$136,618	$302,919
For the three months ended September 30, 2014, total revenue increased by $128.1 million compared to the three months ended September 30, 2013 primarily due to a $141.6 million increase in product revenue, net from sales of IMBRUVICA, and a $1.4 million increase in collaboration services and other revenue primarily related to the Agreement, partially offset by a $15.0 million decrease in milestone revenue recognized under the Agreement.
For the nine months ended September 30, 2014, total revenue increased by $302.9 million compared to the nine months ended September 30, 2013 primarily due to a $307.3 million increase in product revenue, net from sales of IMBRUVICA and a $0.6 million increase in collaboration services and other revenue primarily related to the Agreement, partially offset by a $5.0 million decrease in milestone revenue earned under the Agreement.
Product revenue, net
Product revenue, net consists of revenue recorded on sales of IMBRUVICA. IMBRUVICA is fully approved by the FDA and is marketed in the United States for the treatment of patients with CLL who have received at least one prior therapy, and for the treatment of CLL patients with del 17p. IMBRUVICA is also currently marketed in the United States as a single agent for the treatment of patients with MCL and patients with CLL who in each case have received at least one prior therapy. IMBRUVICA first came to market on November 13, 2013.
We recognize revenue from the sale of IMBRUVICA when the product’s title and risk of loss transfers to the customer. We derive product revenue, net based on net sales to our specialty pharmacy, specialty distributor and direct customers, less estimated government rebates, charge-backs, returns reserve and prompt payment discounts.

License and milestone revenue
For the three months ended September 30, 2014, we recognized $60.0 million of milestone revenue under the Agreement due to our achievement of a U.S. regulatory and approval milestone during the period, compared to the three months ended September 30, 2013, when we recognized $75.0 million of milestone revenue under the Agreement due to our achievement of two regulatory approval milestones during the period.
For the nine months ended September 30, 2014, we recognized $120.0 million of milestone revenue under the Agreement due to a $60.0 million milestone payment as a result of the FDA approval of IMBRUVICA as a single agent for the treatment of patients with CLL who have received at least one prior therapy and $60.0 million of milestone revenue under the Agreement due to our achievement of a U.S. regulatory and approval milestone (see Note 3 to the condensed consolidated financial statements).
Collaboration services and other revenue
Collaboration services and other revenue for the three and nine months ended September 30, 2014 included revenue related to commercial and development services under the Agreement and net income from the sale of the Company's product to Janssen. For the three and nine months ended September 30, 2013, Collaboration services and other revenue included revenue related to commercial and development services under the Agreement.
For the three and nine months ended September 30, 2014, collaboration services and other revenue increased by $1.4 million and $0.6 million, respectively, compared to the prior year periods primarily due to sales of the Company's product to Janssen. In December 2011, we entered into the Agreement which provided for a $150.0 million non-refundable upfront payment upon execution (see Note 3 to the condensed consolidated financial statements). The revenue related to the upfront payment was allocated $70.6 million to the licenses, $15.0 million to the committee services and $64.4 million to the development services. Since inception, the $15.0 million and $64.4 million allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively. As of September 30, 2014, approximately $50.8 million was included in deferred revenue related to the committee and development services, of which $39.3 million was included in deferred revenue non-current.
Cost of goods sold (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Increase	2014	2013	Increase
Cost of goods sold	$11,622	$—	$11,622	$27,037	$—	$27,037
Cost of goods sold includes third-party manufacturing costs of products sold, fixed manufacturing overhead, royalty fees, and other indirect costs such as employee compensation. For the three and nine months ended September 30, 2014, cost of goods sold included $7.3 million and $18.2 million, respectively, of royalty expense incurred under the Celera agreement (see Note 3 to the condensed consolidated financial statements).
We began capitalizing inventory during the year ended December 31, 2013 in connection with the FDA’s approval of IMBRUVICA, as the related costs were expected to be recoverable through the commercialization of the product. As of December 31, 2013, inventory related costs of $16.1 million incurred prior to FDA approval were recorded as research and development expenses in our statements of operations, of which $11.7 million was remaining on hand as of September 30, 2014. We expect to sell the remaining pre-commercialization inventory on hand over the next 9 to 12 months. Subsequent to the utilization of all our pre-commercialization inventory, we estimate cost of goods sold as a percentage of product revenue, net will be in the range of high single digit to low double digit percentage. The estimated cost of goods sold percentage of product revenue, net includes third-party manufacturing costs of products sold, fixed manufacturing overhead, royalty fees, and other indirect costs such as employee compensation. The range is impacted by our estimate of materials costs from our suppliers as well the level of our fixed overhead costs estimated in relation to our future sales levels.
Research and development (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)
Research and development	$43,995	$45,066	$(1,071)	$124,955	$126,150	$(1,195)
Less: Excess Amounts related to Research and development	—	(34,146)	34,146	—	(51,523)	51,523
Research and development, net	$43,995	$10,920	$33,075	$124,955	$74,627	$50,328
Research and development expense increased by $33.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to the $34.1 million benefit of Excess Amounts which was recorded as a reduction to costs and expenses in the three months ended September 30, 2013 (see Note 3 to the condensed consolidated financial statements). In addition, there was a decrease of $3.6 million in Janssen development cost share expenses which substantially offset the increase in clinical trial expenses of $3.3 million.
Research and development expense increased by $50.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to the $51.5 million benefit of Excess Amounts which was recorded as a reduction to costs and expenses in the nine months ended September 30, 2013 (see Note 3 to the condensed consolidated financial statements). In addition, there was a decrease of $27.9 million in drug manufacturing costs due to higher pre-commercialization activities in the prior year period and a decrease of $5.4 million in consulting and outside service expenses, which were substantially offset by an increase of $12.9 million in Janssen commercial-related cost share expenses, increased clinical trial related expenses of $13.8 million and increased payroll and related expenses of $7.4 million.
Average research and development headcount increased to 312 from 253 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Average research and development headcount increased to 293 from 221 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. In the near term, we intend to hire additional research and development employees, as well as incur costs under our collaboration agreements as we continue to invest in the development of our compounds (see Note 3 to our condensed consolidated financial statements). Accordingly, we expect that our research and development expenses will continue to increase.
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
Direct costs by program and indirect costs are as follows (in thousands):

			R&D Expenses
			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Program	Description	Phase of Development	2014	2013	2014	2013
BTK Inhibitors	Cancer	Pre-clinical, Phase I/II/III	$27,314	$30,621	$74,023	$83,843
BTK Inhibitors	Autoimmune	Non-clinical, Pre-clinical, Phase I	4,758	3,284	11,902	6,272
HDAC Inhibitors	Cancer	Phase I/II	170	188	429	947
Factor VIIa Inhibitor	Cancer	Phase II	4	53	12	333
	Total direct costs		32,246	34,146	86,366	91,395
	Indirect costs		11,749	10,920	38,589	34,755
	Less: Excess Amounts related to Research and development		—	(34,146)	—	(51,523)
	Research and development		$43,995	$10,920	$124,955	$74,627
Selling, general and administrative (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Increase	2014	2013	Increase
Selling, general and administrative	$37,978	$26,120	$11,858	$117,695	$63,882	$53,813
Less: Excess Amounts related to Selling, general and administrative	—	(11,378)	11,378	—	(14,384)	14,384
Selling, general and administrative, net	$37,978	$14,742	$23,236	$117,695	$49,498	$68,197
Selling, general and administrative expense for the three months ended September 30, 2014 increased by $23.2 million compared to the three months ended September 30, 2013. The increase was primarily due to a $4.5 million increase in payroll and related expenses, a $3.5 million increase in donations to third-party patient assistance foundations, a $1.6 million increase in stock-based compensation, a $1.1 million increase in legal expenses and a $1.0 million increase in consulting and outside service expenses. The increase in expense was also due to a $11.4 million decrease in Excess Amounts credits attributable to the Janssen commercial-related cost share expenses (see Note 3 to the condensed consolidated financial statements).
Selling, general and administrative expense for the nine months ended September 30, 2014 increased by $68.2 million compared to the nine months ended September 30, 2013. The increase was primarily due to a $23.5 million increase in payroll and related expenses, an $11.5 million increase in donations to third-party patient assistance foundations, a $2.5 million increase in consulting and outside service expenses and a $2.0 million increase in stock-based compensation which was partially offset by a $3.7 million decrease in marketing research. The increase in expense was also due to a $14.4 million decrease in Excess Amounts credits and $2.1 million increase attributable to the Janssen commercial-related cost share expenses (see Note 3 to the condensed consolidated financial statements).
The average selling, general and administrative headcount increased to 260 from 141 in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The average selling, general and administrative headcount increased to 242 from 118 in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. In the near term, we intend to hire additional commercial and administrative employees, as well as incur costs under our collaboration agreements as we continue to commercialize our products.
Costs of collaboration (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Increase	2014	2013	Increase
Costs of collaboration	$64,993	$—	$64,993	$140,123	$—	$140,123
For the three and nine months ended September 30, 2014, Janssen's share of profits from net product revenue less cost of goods sold of IMBRUVICA of $65.0 million and $140.1 million, respectively was included in costs of collaboration in our condensed consolidated statements of operations (see Note 3 to the condensed consolidated financial statements).
Income tax provision (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Decrease	2014	2013	Decrease
Income tax provision	$6,948	$11,241	$(4,293)	$6,755	$9,924	$(3,169)
The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to the benefit from foreign tax provided at less than the U.S. statutory rate, discrete benefits consisting of the return to provision adjustment and stock option disqualifying dispositions that were recorded for the period, and the utilization of orphan drug credits.
Liquidity and Capital Resources
As of September 30, 2014, our principal sources of liquidity were cash provided by operating activities and our cash and cash equivalents and marketable securities. At September 30, 2014, we had $736.5 million in cash, cash equivalents and marketable securities.
Net cash provided by operating activities of $93.8 million during the nine months ended September 30, 2014 primarily consisted of net income of $22.6 million, adjusted by $42.2 million for stock-based compensation expense, a $48.4 million decrease in the receivable from collaboration partners, a $50.9 million increase in the payable to collaboration partners primarily due to the increase in costs of collaboration from IMBRUVICA sales and a $7.4 million decrease in advances to manufacturers due to the timing of inventory received. These increases in cash provided by operating activities were partially offset by an increase in trade receivables of $42.3 million due to the increase in sales of IMBRUVICA during the nine months ended September 30, 2014, a $28.0 million increase in inventory to meet customer demand, a $6.8 million increase in prepaid expenses and other assets due to prepaid production inventory, and a $5.1 million decrease in deferred revenue due to higher collaboration services and other revenue recognized under the Agreement.
Net cash provided by operating activities of $32.7 million during the nine months ended September 30, 2013 primarily consisted of net income of $2.8 million, adjusted by $40.6 million for stock-based compensation expense, a $27.1 million increase in the receivable from collaboration partner, a $8.5 million increase in prepaid expenses and other assets and a $11.2 million decrease in deferred revenue. These decreases in cash flows from operating activities were partially offset by a $35.2 million increase in accrued liabilities. The increase in receivable from a collaboration partners was primarily due to an increase in receivables from Janssen related to cost sharing and Excess Amounts under the collaboration agreement. The increase in prepaid expenses and other assets was primarily due to prepayments made in connection with our on-going clinical studies and a deposit paid in connection with the expansion of our contract manufacturing facility. The decrease in deferred revenue was due to the recognition of collaboration services revenue primarily related to the Janssen agreement. The increase in accrued liabilities was primarily due to higher accrued payroll and related expenses due to the increase in headcount, higher accrued clinical trials costs due to the expansion of our BTK program, an increase in accrued property and equipment purchases due to our capital expansion and an increase in value added taxes.
Net cash used in investing activities of $21.2 million for the nine months ended September 30, 2014 consisted primarily of $11.7 million used to purchase property and equipment, $9.3 million used to purchase intangible assets, $11.7 million used to purchase marketable securities, partially offset by $11.4 million of proceeds from maturities of marketable securities. Net cash used in investing activities of $14.1 million for the nine months ended September 30, 2013 consisted primarily of $12.1 million used to purchase property and equipment, $12.6 million used to purchase marketable securities, partially offset by $10.4 million of proceeds from the maturities of marketable securities.
Net cash provided by financing activities of $27.9 million for the nine months ended September 30, 2014 consisted of $20.4 million of proceeds from the issuance of common stock upon the exercise of stock options and the sale of stock under our employee stock purchase plan and $7.6 million of excess tax benefit from stock-based compensation arrangements. Net cash provided by financing activities of $222.4 million for the nine months ended September 30, 2013 consisted primarily of $201.0 million of net proceeds from the issuance of shares in a public stock offering and $10.8 million of proceeds from the issuance of common stock upon the exercise of stock options.
During the nine months ended September 30, 2013, we sold 2.2 million shares of our common stock in an underwritten public offering at $94.20 per share for net proceeds of $201.0 million after deducting expenses of the offering. The closing of the offering took place on March 13, 2013.
In December 2011, we received a $150.0 million upfront payment from our collaboration and license agreement with Janssen. The collaboration and license agreement provided us with the potential to receive future milestone payments of up to $825.0 million. As of September 30, 2014, $505.0 million in milestone payments had been earned by us under the Agreement and we may receive up to an additional $320.0 million in development, regulatory and approval milestone payments. However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved (see Notes 3 and 13 to the condensed consolidated financial statements for additional information).
Under the Agreement, we have a $50.0 million annual cap on our share of collaboration costs and pre-tax commercial losses for each calendar year until the third profitable calendar quarter for the collaboration, as determined in the Agreement and any Excess Amounts are funded by Janssen. In the event that we achieve a third profitable calendar quarter under the Agreement, or in the event that we fully utilize the maximum Excess Amounts provided for in the Agreement, we will no longer receive Excess Amounts and our cash expenditures will increase. Further, Excess Amounts will become payable to Janssen together with interest from our share of pre-tax commercial profits (if any) in calendar quarters subsequent to our third profitable calendar quarter for the collaboration until the Excess Amounts and applicable interest has been fully repaid (see Note 3 to the condensed consolidated financial statements).
Based upon the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next 12 months. Our actual capital requirements will depend on many factors, including the following:

•	our continued ability to successfully market IMBRUVICA;

•	the amount of sales of IMBRUVICA and any other products that we may commercialize;

•	the timing of achieving a third profitable calendar quarter for the collaboration, under the Agreement, which would trigger the repayment of Excess Amounts;

•	the costs of obtaining clinical and commercial supplies of IMBRUVICA;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining additional regulatory approvals;

•	continued progress of our research and development programs;

•	our ability to maintain and establish collaborative arrangements with third parties;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the amount and timing of capital expenditures; and

•	competing technological and market developments.
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

Contractual Obligations
The following table summarizes our primary non-cancelable contractual obligations as of September 30, 2014 (in thousands):

	Payments due by Period
Contractual Obligations (1)	Total	Remaining three months	2015	2016	2017	2018	2019	Thereafter
Operating lease obligations	$11,726	$627	$2,197	$2,161	$2,112	$857	$882	$2,890
Purchase commitments (2)	91,157	22,175	7,945	7,945	7,642	7,575	7,575	30,300
Total	$102,883	$22,802	$10,142	$10,106	$9,754	$8,432	$8,457	$33,190
(1) Excluded from the above table are Excess Amounts under the collaboration and license agreement with Janssen. Our worldwide collaboration and license agreement with Janssen provides us with an annual cap on our share of development costs and pre-tax commercial losses for each calendar year until the third profitable calendar quarter for the collaboration, as determined in the agreement and any Excess Amounts are funded by Janssen. Under the Agreement, Excess Amounts would become payable only after the third profitable calendar quarter for the collaboration, from the Company's share of pre-tax commercial profits (if any) commencing in the fourth quarter of profitability under the Agreement until the Excess amounts and applicable interest has been fully repaid. For the three months ended September 30, 2014, the Company reached its first calendar quarter of profitability under the Agreement. As of September 30, 2014, total Excess Amounts of $137.4 million (which is comprised of the cumulative amount funded by Janssen to date of $134.3 million and interest of $3.1 million) would become payable once we reach a third profitable quarter for the collaboration (see Note 3 to the condensed consolidated financial statements). Janssen may recoup the Excess Amounts, together with interest from our share of pre-tax commercial profits (if any) in calendar quarters subsequent to its third profitable quarter for the collaboration until the Excess Amounts and applicable interest has been fully repaid.

(2) Purchase commitments primarily consist of non-cancelable fees related to our long-term agreement with a contract manufacturer for the use of a dedicated drug manufacturing facility and non-cancelable orders for purchases from our contract manufacturers.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies, Estimates and Judgments
In connection with our commercial launch of IMBRUVICA on November 13, 2013, we implemented the following critical accounting policies and estimates that are used in the determination of product revenue, net:
Revenue Recognition
Product revenue, net is recognized in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition, when the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer's payment history and on the creditworthiness of the customer.
Product Revenue, Net
Product revenue, net consists of U.S. sales of IMBRUVICA and is recognized once all four revenue recognition criteria described above have been met. We sell IMBRUVICA directly to some customers who have in-house dispensing capabilities, specialty pharmacies (SP) that sell to individual patients, and specialty distributors (SD) that sell to hospital pharmacies and other organizations that we have contracted with. We recognize revenue from sales of IMBRUVICA when the product’s title and risk of loss transfers to the customer. We determined that we have the ability to make reasonable estimates of product returns in order to recognize revenue at the time that title and risk of loss transfers to the customer based on the following factors: (1) we believe that we have sufficient insight into the distribution channel at the SP's and SD's in order to ascertain their inventory level and dispense data, (2) due to the price of our product and limited patient population, our SP and SD customers have not built up significant levels of inventory, nor do we expect they will do so for the foreseeable future, (3) inventory on hand at our SP customers was generally less than two weeks as of September 30, 2014, (4) there have been no significant product returns to-date since our commercial launch of IMBRUVICA on November 13, 2013 and (5) we believe there is limited risk of return of inventory in the channel because there is significant remaining shelf life at the point of sale.
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
The following table summarizes the provisions, and credits/payments, for these adjustments (in thousands):

Total
Balance as of December 31, 2013	$1,206
Provision related to current period product revenue	33,561
Credits/payments	(18,617)
Balance as of September 30, 2014	$16,150
Gross-to-net sales adjustments
Rebates
We record an allowance for rebates including mandated discounts under the Medicaid Drug Rebate Program, discounts provided under the TRICARE Retail Pharmacy Refunds Program (TRICARE) and to members of organizations with whom we have contracted with. The allowance for rebates is based upon our contractual agreements and/or legal requirements and public sector benefit providers, including Medicaid and TRICARE. For estimated amounts owed to public sector benefit providers, including Medicaid and TRICARE, the allowance for rebates is based on the estimated rebate percentage of forecasted eligible sales. The estimated rebate percentage is based on statutory discount rates and expected utilization. The forecasted eligible Medicaid and TRICARE sales represent those sales made by us that will ultimately be consumed by patients covered by Medicaid and TRICARE. To estimate the allowance for rebates, we use the estimated patient mix information which is provided by our SP customers, as well as third party sources. For organizations that we have contracted with, the rebate is based upon contracted volume discount amounts. In addition, we incur administrative fees in exchange for administrative services provided that are also accrued at the time of sale. Rebates for public sector benefit providers and organizational discounts are generally invoiced and paid in arrears. As such, the allowance for rebates consists of an estimate of the amount expected to be incurred for the current quarter's shipments to patients, plus an accrual balance for estimated unpaid rebates from prior periods. The allowance for rebates is recorded within accrued liabilities in the condensed consolidated balance sheets.
Charge-backs
Charge-backs are discounts that result from the difference between the prices at which we make IMBRUVICA available from wholesalers for purchase by discount customers under pricing agreements we have with the discount customers and the sales price paid to us by the wholesalers who service the discount customers. Such discount customers, which primarily consist of the U.S. Department of Defense (DOD), VA, Public Health Services (PHS), and other Federal Government institutions, purchase products through wholesalers at a lower price provided for in pricing contracts and the wholesalers then charge the Company the difference between the wholesale acquisition cost and the lower price paid by the discount customer. These reductions are settled through charge-backs from our wholesalers. Charge-backs are recorded as a reduction to accounts receivable, net in the condensed consolidated balance sheets.
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
Co-payment assistance
Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. The allowance for co-payment assistance is recorded within accrued liabilities in the condensed consolidated balance sheets.
Donations to Third-Party Patient Assistance Foundations
We provide cash and product donations to independent third-party patient assistance foundations that, in turn, make grants to help qualifying patients meet their out-of-pocket costs (including co-pay payments or co-insurance obligations) in connection with their use of our products as well as those of other pharmaceutical and biotechnology companies. These independent patient assistance foundations maintain their own patient eligibility criteria and independently determine what type of assistance patients may qualify for. Given the non-reciprocal nature of these transactions with parties who are not considered direct or indirect customers, and for which we do not receive any consideration, and the fact that the donation of cash does not have any conditions attached to the donation, we account for the cash donations as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
Long-lived Assets
We evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In accordance with ASC 350-10, Goodwill and Other Intangible Assets, intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment in accordance with ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets." We review long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge at the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our impairment review requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate and other assumptions and estimates. There were no impairment losses recognized during the three and nine months ended September 30, 2014.
For a complete listing of our critical accounting policies, estimates and judgments, please see Item 7 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
During the fiscal first quarter of 2013, the FASB issued amended guidance clarifying the release of accumulated Foreign Currency Translation from Accumulated Other Comprehensive Income (AOCI) into current year Net Earnings. The amendment requires that when the parent company ceases to have a controlling interest in a subsidiary or a business within a foreign entity the parent is to release accumulated Foreign Currency Translation from AOCI. This update was required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.
In July 2013, FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014, with early adoption permitted. We are currently evaluating the impact of the adoption of this accounting standard on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This standard is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this accounting standard on our consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the adoption of this accounting standard on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15: “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This standard requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update will become effective for all annual periods and interim reporting periods beginning after December 15, 2016.  This standard is not expected to have any impact on current disclosures in the financial statements.
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
Risks Relating to Pharmacyclics
IMBRUVICA® (ibrutinib) is our only approved drug.
Our prospects are largely dependent on (a) successful commercialization of IMBRUVICA in the U.S. and outside the U.S. to treat the approved patient populations, and (b) obtaining regulatory approval of, and successfully commercializing, IMBRUVICA both in and outside the U.S. to treat other indications. If we are unsuccessful in achieving any one or more of these critical business objectives, our ability to generate significant revenue or achieve profitability will be adversely affected and our business may fail.
The commercialization of IMBRUVICA for the treatment of current patient populations or any patient populations for which IMBRUVICA may be subsequently approved may not be successful for a number of reasons, including:

•
we and our collaborative partner, Janssen, may face unexpected challenges from competitors with potential new therapeutic options and also in overcoming inertia in the adoption of upcoming novel therapies such as IMBRUVICA;

•	new safety issues or concerns with respect to IMBRUVICA being reported that may impact or narrow the approved indications;

•	our level of experience in marketing IMBRUVICA is limited to the time during which IMBRUVICA has been commercially available for any patient population;

•
reimbursement and coverage policies of government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators could change unexpectedly;

•	government price controls and reimbursement policies in foreign countries;

•	the relative price of IMBRUVICA as compared to alternative treatment options;

•	changed or increased legal or regulatory restrictions and our ability to comply with such restrictions;

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
Our success will depend on our ability to effectively and profitably commercialize IMBRUVICA.
Our success will depend on our ability to effectively and profitably commercialize IMBRUVICA, which will include our ability to:

•	create continued market demand for IMBRUVICA through education, marketing and sales activities;

•	achieve market acceptance and generate product sales;

•	receive continued reimbursement from third-party payers, such as federal government payers and private insurance programs;

•
comply with post-marketing requirements established by the U.S. Food and Drug Administration, or FDA, and applicable foreign regulatory agencies, for IMBRUVICA, and any other requirements established by the FDA or foreign regulatory agencies in the future;

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
Prior to our commercialization of IMBRUVICA, we did not have any commercial products. We believe our Sales and Marketing organizations have the technical expertise and experience that will be required for the successful marketing of IMBRUVICA in the U.S., however, we still cannot be certain that our commercialization efforts will continue to be successful for a number of reasons including our level of experience in marketing IMBRUVICA being limited to the time during which IMBRUVICA has been commercially available for any patient population. If we are unable to continue to successfully commercialize IMBRUVICA, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.
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

•	marketing and distribution support;

•	the introduction, market penetration, and pricing of competing and future products; and

•	the general willingness of physicians, patients, payers or the medical community to accept, purchase, utilize or recommend IMBRUVICA or any of our other product candidates.
If we are unable to obtain additional marketing approvals for IMBRUVICA, or if we are significantly delayed or limited in doing so, our results of operations and business will be materially and adversely affected and our stock price would likely decline.
Despite the marketing approvals that we have received to date, we do not know nor can we predict with any certainty that we will obtain additional marketing approvals for IMBRUVICA from the FDA or other foreign regulatory authorities. In addition, we cannot predict the timeframe for any additional marketing approvals that we may receive. The review and potential approval of IMBRUVICA carries many risks and uncertainties, and our regulatory submissions outside of the United States may not be satisfactory to the applicable regulatory authorities, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We have made, and expect to make in the future, assumptions, estimations, calculations and decisions as part of our analyses of data and regulatory submissions, and the applicable regulatory authorities may not accept or agree with our assumptions, estimations, calculations, decisions or analyses or may interpret or weigh the importance of data differently.
Furthermore, as was the case with approvals that we received from the FDA and European Commission (EC), other regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of IMBRUVICA. As with the FDA’s and EC's approval of IMBRUVICA, regulatory authorities in other territories may condition IMBRUVICA marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy in particular and/or general patient populations. The results of these studies, discovery of previously unknown issues involving safety or efficacy or failure to comply with post-approval regulatory requirements, including requirements with respect to manufacturing practices, reporting of adverse events, advertising, promotion and marketing, may result in restrictions on the marketing of IMBRUVICA or the withdrawal of IMBRUVICA from the market.
We are subject to certain healthcare laws, regulations and enforcement that may impact the commercialization of IMBRUVICA and our product candidates. Failure to comply with such evolving laws, regulations and enforcement could subject us to significant fines and penalties and result in a material adverse effect on our results of operations and financial condition.
We are subject to several healthcare regulations and enforcement by the federal government and the states, and applicable international equivalents, in which we conduct our business. These laws may impact, among other things, the viability of the corporation as a whole, and more specifically, the sales, marketing and education programs for IMBRUVICA or any of our potential future product candidates that may be approved for commercial sale. Among the most significant healthcare laws, regulations and enforcement areas are the following:

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

•
the federal Physician Payment Sunshine Act, which requires manufacturers to report payments and other "transfers of value" provided to physicians and teaching hospitals to the Centers for Medicare and Medicaid Services;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including federal government payers and commercial insurers; and

•	international law equivalents of each of the above federal laws, where applicable, such as EFPIA Code, UK Bribery Act, or international transparency and reporting requirements.
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
Price controls imposed in foreign markets may adversely affect our future profitability.
In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Drug pricing may be made against a reference price set by the healthcare providers as a measure for healthcare cost containment. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. In some countries, we or our collaborative partners may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, any one of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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

Failure to comply with applicable FDA or other foreign and domestic regulatory requirements and guidelines may subject us to administrative or judicially imposed sanctions. If we fail to comply with foreign or domestic regulatory requirements or guidelines, we may face sanctions, including:

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
We have expended and will continue to expend substantial funds for the commercialization, manufacturing, marketing and sales of IMBRUVICA and to complete the research, development and clinical testing of investigational uses of IMBRUVICA and additional products. We may be unable to entirely fund these efforts with our current financial resources. We may also raise from time to time additional funds through the public or private sale of securities, bank debt, collaborations or otherwise. If we are unable to secure additional funds, whether through additional partnership collaborations, bank debt financings, or sale of our securities, we may have to delay, reduce the scope of or discontinue one or more of our product development programs. Based upon the current status of our product development plans, we believe that our cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs for at least the next 12 months. We may, however, choose to raise additional funds before then. Our actual capital requirements will depend on many factors, including:

•	the level of sales of IMBRUVICA;

•	the timing of marketing authorization of any of our additional products granted by the FDA, EC or other regulatory authority;

•	the timing of market launch of any of our additional products after grant of marketing authorization by the FDA, EC or other regulatory agency;

•	the speed of market uptake and the timing and extent of demand for any of our additional products after grant of marketing authorization by the FDA, EC or other regulatory agency;

•	continued progress of our research and development programs;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory approval;

•	our ability to establish and maintain collaborative arrangements with third parties;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the amount and timing of capital equipment purchases; and

•	competing technological and market developments.
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

The completion rate of our clinical trials depends upon, among other factors, the rate of patient enrollment, the adequacy of patient follow-up and the completion of required clinical evaluations. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs or procedures used for the indications we are investigating. Other companies are conducting clinical trials and have announced plans for future trials that are seeking or are likely to seek patients with the same diseases that we are studying. We may experience delays in reaching planned levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, and delays or termination of clinical trials, which could have a material adverse effect on us. Many factors can affect the adequacy of patient follow-up and completion of required clinical evaluations, including failure of patients to return for scheduled visits or failure of clinical sites to complete necessary documentation. Delays in or failure to obtain required clinical follow-up and completion of clinical evaluations could also have a material adverse effect on the timing and outcome of our clinical trials and product approvals.
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
The strength of our pipeline of drug candidates and potential drug candidates will depend in part upon the outcomes of our ongoing and planned Phase I, Phase II and Phase III clinical trials. Findings, including toxicity, tolerability, efficacy and/or safety findings, in nonclinical studies conducted concurrently with clinical trials as well as results of our clinical trials could lead to certain changes in our development activities, including the possible cessation of development activities associated with a particular drug candidate or program, including development of our next generation BTK inhibitor drug candidate for rheumatoid arthritis and/or other autoimmune indications, which may be discontinued at any time due to unacceptable toxicity, tolerability, efficacy and/or safety issues discovered in our ongoing Phase I clinical trial and/or nonclinical studies of this drug candidate, and including development of IMBRUVICA for indications other than those approved by the FDA and outside of the United States. Furthermore, results from our clinical trials may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval of a drug candidate.
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

The data supporting the marketing approvals for our products and forming the basis for the safety warnings in our IMBRUVICA product label were obtained from a limited number of patients in a limited number of clinical studies. As our product is used over longer periods of time and by many patients outside of the more exclusive and controlled environment of a clinical study, including patients with underlying health problems, taking numerous medications, we expect to continue to find new safety signals and gather new information, which may require us to provide additional warnings to our label, which could reduce the market acceptance of our product. Further, if serious safety, resistance or drug interaction issues arise with our product, sales could be limited or halted by us or by regulatory authorities and our results of operations would be adversely affected. For further details of safety and efficacy information, please refer to the full U.S. Prescribing Information (USPI).
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

•
third parties may obtain patents covering the manufacture, use or sale of these products, which may prevent us from commercializing IMBRUVICA or any of our products under development globally or in certain regions; and

•
any future patents that we may obtain may not prevent other companies from competing with us if such companies can design their products or conduct their activities so as to avoid the coverage of our patents.

The actual protection afforded by a patent varies depending on the product candidate and country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents under existing and future laws. Our ability to maintain or enhance our proprietary position for our product candidates will depend on our success in obtaining effective patent claims and enforcing those patent claims once granted. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products. Due to the extensive amount of time required for the development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.
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
Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these or other claims. If we fail in defending such claims, in addition to paying monetary damages, we may face injunctions that restrict or preclude our access to important markets, intellectual property, or personnel. Any restriction or loss of access to markets, intellectual property, research personnel or work product that are key to our operations could hamper or negate our ability to commercialize IMBRUVICA or certain potential drugs, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
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
The collaboration with Janssen provides us with an annual cap of our share of collaboration costs and pre-tax commercial losses for each calendar year until the third profitable calendar quarter for the collaboration, as determined in the agreement. In the event that our share of aggregate development costs in any given calendar year, together with any other amounts that become due from us, plus our share of pre-tax commercial losses (if any) for any calendar quarter in such calendar year, less our share of pre-tax commercial profits (if any) for any calendar quarter in such calendar year, exceeds $50.0 million, then amounts that are in excess of $50.0 million (Excess Amounts) are funded by Janssen. Under the Agreement, total Excess Amounts plus interest may not exceed $225.0 million. As of September 30, 2014, total Excess Amounts of $137.4 million (which is comprised of the cumulative amount funded by Janssen to-date of $134.3 million and interest of $3.1 million) would become payable once we reach a third profitable calendar quarter for the collaboration. Further, Excess Amounts shall be reimbursable only from our share of pre-tax commercial profits (if any) after the third profitable calendar quarter for the collaboration. We cannot reasonably predict the amount and timing of potential future commitments under the Janssen collaboration and license agreement, including Excess Amounts, as the payments are contingent upon future events. See Note 3 to the condensed consolidated financial statements for more information about our worldwide collaboration and license agreement with Janssen.
We have limited control over the development or commercialization costs incurred by Janssen through yearly budget approvals, and limited control over the execution of development and commercial activities performed by them. Our costs and revenue are therefore tied to efforts made by ourselves and Janssen in developing and marketing our product. We have limited control over the amount of time and effort Janssen will devote to the development, manufacturing and commercialization of IMBRUVICA, and very limited control over the manner in which Janssen conducts its business with regard to obtaining additional regulatory and other approvals and commercializing the product, especially outside the United States. Accordingly, our revenue and financial position may be adversely affected if Janssen does not dedicate sufficient time to the development and commercialization of IMBRUVICA, fails to obtain additional regulatory approvals, or otherwise fails to comply with its obligations under the agreement.
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

•	Our co-promotion and licensing arrangement with our partner Janssen for the marketing of IMBRUVICA in the U.S. may fail to increase the commercial success of IMBRUVICA; and

•
Janssen may not comply with applicable regulatory requirements or guidelines with respect to developing or commercializing IMBRUVICA outside the U.S., which could adversely impact future development or sales of IMBRUVICA outside of the United States.

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
We currently depend heavily and will continue to depend heavily in the future on third parties for support in research, pre-clinical development and clinical development of our products. The termination of a significant number of our existing collaborative arrangements, or our inability to establish and maintain collaborative arrangements could have a material adverse effect on our ability to complete clinical development of our products. Given our limited resources, it may be necessary to establish partnerships with other pharmaceutical companies that have greater financial and technical resources in order to successfully develop and commercialize our products. Although we entered into a global strategic alliance with Servier related to the research, development, and commercialization of abexinostat (formerly known as PCI-24781), we and Servier agreed to terminate the alliance effective November 23, 2014 (see Note 3 to the condensed consolidated financial statements). There is no assurance that any additional collaborations can be entered into, and even if entered into, that any such collaborations will be successful and will not require us to relinquish product rights to the detriment of the financial success of these products.
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
Outside parties may have staffing difficulties, may undergo changes in priorities, may become financially distressed, or may cease their operations, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Any failure of such CROs to successfully accomplish clinical trial monitoring, data collection, safety monitoring and data management and the other services they provide for us in a timely manner and in compliance with regulatory requirements could have a material adverse effect on our ability to complete clinical development of our products and obtain regulatory approval. Problems with the timeliness or quality of the work of a CRO or the cessation of a CRO's business may lead us to seek to terminate the relationship and use an alternate service provider. However, making such changes may be costly and may delay our trials, and contractual restrictions or other business obstacles may make such a change difficult or impossible. Additionally, it may be difficult to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.
We rely upon contract manufacturers to manufacture pharmaceuticals for clinical development and for commercial sale.
We currently rely on third parties to perform activities related to the manufacture and storage of pharmaceuticals for our clinical trials and commercial sales. Our manufacturing strategy presents the following risks:

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

•
our current and future manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding foreign regulatory agencies for compliance with strictly enforced GMP and similar standards in other countries. Failure to achieve an acceptable inspection outcome could have a material adverse effect on our ability to produce our products to support our operations;

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
The manufacturing processes for IMBRUVICA involves the use of hazardous, volatile and flammable materials capable of igniting and/or exploding if not handled properly.  Although our manufacturing processes incorporate carefully designed safety procedures to prevent the creation of conditions under which the materials could ignite and/or explode, we cannot be certain that such safety procedures will be followed or if followed will be adequate to mitigate or eliminate the risk of harm caused by fire and/or explosion during the manufacturing of IMBRUVICA.  Any such event may incapacitate the manufacturing capability of any of our contract manufacturing organizations (CMOs).  We have no assurance that we will avoid liability for harm caused by any such event.  If we are found liable for damages or agree to pay damages in settlement of a claim against us for any harm caused by any such event, our insurance coverage may be inadequate or may not cover part or all of such damages.  In addition, we do not have an alternate or back-up supply chain for the manufacturing and supply of IMBRUVICA.  If such an event causes us to lose the operational capacity of any manufacturing element in the supply chain for IMBRUVICA, our ability to manufacture and supply the product will be substantially impaired or prevented, and we may be unable to supply enough product to support our development and/or commercialization programs, which may force us to curtail or discontinue our business operations.
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
The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other U.S. or foreign tax reform policies could materially affect our financial position, cash flows and results of operations.
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
Furthermore, changes to foreign rules may also materially affect us. Due to the expanding scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations. The Organisation for Economic Co-operation and Development (OECD) has published an action plan to address base erosion and profit shifting (BEPS) impacting its member countries and other jurisdictions. It is possible that jurisdictions in which we do business could react to the BEPS initiative or their own concerns by enacting tax legislation that could adversely affect us or our shareholders.
A number of multilateral organizations, including the European Union and the OECD have, in recent years, expressed concern about some countries not participating in adequate tax information exchange arrangements and have threatened those that do not agree to cooperate with punitive sanctions by member countries. It is as yet unclear what all of these sanctions might be, which countries might adopt them, and when or if they might be imposed. We cannot assure, however, that the Tax Information Exchange Agreements (TIEAs) that have been or will be entered into by Switzerland and Cayman will be sufficient to preclude all of the sanctions described above, which, if ultimately adopted, could adversely affect us or our shareholders.
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

Analysts who cover our business and operations provide valuations regarding our stock price and make recommendations whether to buy, hold or sell our stock. Our stock price may be dependent upon such valuations and recommendations. Analysts' valuations and recommendations are based primarily on our reported results and our and their forecasts and expectations concerning our future results regarding, for example, expenses, revenues, clinical trials, regulatory marketing approvals and competition. Our future results are subject to substantial uncertainty, and we may fail to meet or exceed the financial guidance we provide to investors in any period or analysts' forecasts or investors' expectations as a result of a number of factors, including those discussed under the section entitled “Risks Related to Pharmacyclics” above. If our results do not meet the financial guidance that we provide to investors in any period or analysts' forecasts or investors' expectations, our stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise.
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
Our certificate of incorporation and bylaws include provisions that may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. In addition, provisions of the Delaware General Corporation Law also restrict certain business combinations with interested stockholders. These provisions are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, these provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.
The price of our common stock is volatile.
The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. Our stock, like that of many other companies, has from time to time experienced significant price and volume fluctuations sometimes unrelated to operating performance. For example, during the two year period beginning October 1, 2012 and ending September 30, 2014, the sales price for one share of our common stock reached a high closing price of $151.61 per share and a low closing price of $47.87 per share. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

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
The testing, manufacture, marketing and sale of our products involve an inherent risk that product liability claims will be asserted against us. We face the risk that the use of our products when sold to patients and when used in human clinical trials will result in adverse effects. IMBRUVICA is currently marketed, and if we complete clinical testing for our additional products and receive regulatory approval to market such additional products, we will market our additional products, with warnings that identify the known potential adverse effects and the patients who should not receive our product. We cannot ensure that physicians and patients will comply with these warnings. In addition, unexpected adverse effects may occur even with use of our products that have received approval for commercial sale. Although we are insured against such risks in connection with clinical trials and commercial activities, our present product liability insurance may be inadequate. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our pharmaceutical products. A product liability claim or recall would have a material adverse effect on our reputation, business, financial condition and results of operations.

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

Pharmacyclics, Inc.

(Registrant)

Dated: November 7, 2014	By:	/s/ ROBERT W. DUGGAN
Robert W. Duggan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2014	By:	/s/ MANMEET S. SONI
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