Form 10-K/A
period 2014-12-31
PHARMACYCLICS INC
filed 2015-04-08
CIK 949699

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
_________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None
_________________________________
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

Large accelerated filer ☒    Non-accelerated filer ☐ Accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

As of June 30, 2014, the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $4,026,965,098 based on the closing sale price of the Registrant's common stock on The NASDAQ Stock Market LLC on that date. Shares of the Registrant's common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of March 31, 2015 was 76,791,635.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Pharmacyclics, Inc. (“Pharmacyclics” or the “Company”) for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 18, 2015 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors.  The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

Except as described above, no other changes have been made to the Original Form 10-K.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

PHARMACYCLICS, INC.

Annual Report on Form 10-K/A

For the Year Ended December 31, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are the names and ages of the directors and executive officers of the Company and their principal occupations at present and for the past five years. The directors of the Company are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified. Our executive officers are appointed by the Board of Directors of the Company and serve until their successors have been duly appointed and qualified. There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected. No family relationships exist between any directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has adopted independence standards for directors that conform to the standards required by the NASDAQ Stock Market (“NASDAQ”) for listed companies. Based on the Company’s director independence standards, the Board has affirmatively determined that all of its directors other than Robert W. Duggan and Robert F. Booth, Ph.D. are independent.

Name	Age	Position(s) with the Company	Director Since
Robert W. Duggan	70	Director, Chairman and CEO	2007
Robert F. Booth, Ph.D.	61	Director	2010
Kenneth A. Clark	56	Director	2012
Eric H. Halvorson	65	Director	2011
Minesh P. Mehta, M.D.	57	Director	2008
David D. Smith, Ph.D.	44	Director	2008
Richard A. van den Broek	49	Director	2009

Business Experience of Directors

Mr. Duggan has been a member of our Board since September 2007 and has served as Chief Executive Officer since September 2008. Mr. Duggan served as Chairman of the Board of Directors of Computer Motion, Inc., a computerized surgical systems company, from 1990 to 2003 and Chief Executive Officer from 1997. Computer Motion was acquired by Intuitive Surgical, Inc. in 2003. Mr. Duggan served on the Intuitive Surgical, Inc. Board from 2003 through March 2011. Mr. Duggan has been a private venture investor for more than 30 years and has participated as a director of, investor in, and advisor to numerous small and large businesses in the medical equipment, computer local and wide area network, PC hardware and software distribution, digital encryption, consumer retail goods and outdoor media communication industries. Mr. Duggan has also assisted in corporate planning, capital formation and management for his various investments. He received a U.S. Congressman’s Medal of Merit from Ron Paul in 1985 and in 2000 he was named a Knight of the Legion of Honor by President Jacques Chirac. He is a member of the University of California at Santa Barbara Foundation Board of Trustees.

With over 10 years of combined service as Chief Executive Officer of two innovative health care companies and with a career spanning over 30 years as a venture investor and advisor for a broad range of companies, Mr. Duggan brings extensive expertise in vision, strategic development, planning, finance and management to our Board.

Dr. Booth joined the Company as a director in December 2010. Dr. Booth is currently the Chief Executive Officer of Virobay, Inc., a drug discovery and development company. Dr. Booth was also the Executive Chairman of Virobay, Inc. from 2006 to 2010 and served concurrently as an Operating Partner and Senior Advisor at TPG Biotech, a venture capital company. From 2006 to 2007, Dr. Booth served as the acting Chief Scientific Officer of Galleon Pharmaceuticals, a company which is developing new therapeutics for diseases of the respiratory system. From 2002 to 2006, Dr. Booth was the Chief Scientific Officer at Celera Genomics, where he was responsible for leading all discovery and development activities. The therapeutic areas pursued by Celera included oncology, autoimmunity, respiratory diseases and thrombosis. Dr. Booth was Senior Vice President at Roche Bioscience from 1989 to 2002, and was responsible for research and early development activities in the therapeutic areas of inflammation, autoimmunity, respiratory diseases, transplantation, bone diseases and viral diseases. Dr. Booth was a member of the Global Research Management Team and a member of the Business Development Committee, which oversaw licensing opportunities for Roche. During his time at Roche, Dr. Booth managed R&D organizations in both the United States and Europe. The Biology team for which Dr. Booth was responsible in the United Kingdom discovered and contributed to the development of saquinavir, the first HIV protease inhibitor to be launched. This achievement was recognized by the winning of the Prix Galien for Roche. Dr. Booth is currently a board member of Glialogix Inc., Galleon Pharmaceuticals and Ab Initio Inc., in addition to those of Pharmacyclics and Virobay. Dr. Booth is a member of the Scientific Advisory Boards of Galleon Pharmaceuticals, Elcelyx Therapeutics and NaZura Biohealth Inc. Dr. Booth is also an advisor to the SPARK program at Stanford University. Dr. Booth received his Ph.D. and B.Sc. from the University of London in the field of biochemistry.

With over 25 years of experience in biopharmaceutical companies in Europe and the USA as well as his experience with the venture capital industry, Dr. Booth brings extensive technical and business expertise to our Board.

Mr. Clark has been a director of the Company since November 2012. Mr. Clark has been a member of the law firm Wilson Sonsini Goodrich & Rosati, PC, since 1993 and served as a member of its board of directors for a three year period which ended June 30, 2014. His practice has focused on strategic transactions in the biopharmaceutical industry for over 25 years, and has included several of the largest partnering transactions in the industry over that period. He holds a B.A. degree from Vanderbilt University and a law degree from the University of Texas at Austin.

With extensive experience in the biopharmaceutical industry and his more than 25 years of experience with growth enterprises, Mr. Clark’s qualifications are of considerable importance to our Board.

Mr. Halvorson was elected as a director of the Company in December 2011. Mr. Halvorson is engaged in the practice of law and has been Of Counsel to the law firm of Stowell, Zeilenga, Ruth, Vaughn & Treiger, LLP since 2010. Mr. Halvorson was President and Chief Operating Officer of Salem Communications Corporation from 2007 to 2008. He was Executive Vice President and Chief Operating Officer of Salem Communications Corporation from 1995 to 2000. Prior to becoming Chief Operating Officer, he was the company’s Vice President and General Counsel for ten years. Mr. Halvorson was a member of the Board of Directors of Salem Communications Corporation from 1988 to 2008. He has been a member of the Board of Directors of Intuitive Surgical, Inc. since 2003. From 2000-2003, 2005-2007, 2009-2011 and 2013-2014, Mr. Halvorson was Executive in Residence at Pepperdine University and Adjunct Professor of Law at Pepperdine Law School. From 2003-2005, Mr. Halvorson served as President and Chief Executive Officer of The Thomas Kinkade Company. He was a partner at Godfrey & Kahn, a law firm based in Milwaukee, Wisconsin, from 1981-1985 and 1988-1991. Mr. Halvorson holds a B.S. in Accounting from Bob Jones University and a J.D. from Duke University School of Law.

With his substantial business, financial, legal and operational experience developed from working in a broad assortment of fields, Mr. Halvorson’s qualifications are of considerable importance to our Board.

Dr. Mehta was elected as a director of the Company in September 2008. Dr. Mehta is internationally recognized with respect to human clinical drug trial strategy, design and execution and has managed national and international trials of all sizes including International Phase 3 trials. He was Professor in the Department of Human Oncology at the University of Wisconsin’s School of Medicine and Public Health from 2002-2010, including being the Program Leader of the Imaging and Radiation Sciences Program of the Paul P. Carbone Comprehensive Cancer Center (UWCCC). Dr. Mehta was Chairman of the Department of Human Oncology from 1997 to 2007. From 2010-2012, he served as Professor of Radiation Oncology at Northwestern University in Chicago. Currently (since October 2012), he is Professor of Radiation Oncology at University of Maryland, and Director of the Maryland Proton Treatment Center in Baltimore, Maryland. He has previously been a member of the Board of Directors of the American Society for Therapeutic Radiology and Oncology (ASTRO, 2006-2010) and has chaired the Radiation Therapy Oncology Group (RTOG) Brain Tumor Committee since 1998. From 1997 to 2001, he served as an ad-hoc member of the FDA’s Technology Assessment Committee and from 2001 to 2005 he served on and eventually Chaired the FDA Radiological Devices Panel. He has more than 500 publications to his credit, especially in the areas of radiation therapy and translational and clinical cancer research. Dr. Mehta obtained his medical degree at the University of Zambia in 1981 and commenced his residency there at the Ndola Central Hospital. He moved to the University of Wisconsin, Madison, in 1984 and completed his residency in radiation oncology in 1988 when he took up an Assistant Professorship in Human Oncology, was promoted to Associate Professor and became the Director of the Radiation Oncology Residency Training Program. After serving as Vice-Chairman and Interim Chairman, Dr. Mehta became Chair of Human Oncology and also a Professor in the Department of Neurological Surgery. Dr. Mehta has authored over 100 clinical protocols.

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

Dr. Smith was elected as a director of the Company in October 2008. Dr. Smith is a professor of biostatistics at City of Hope, a cancer research hospital in Los Angeles and holds a B.A. in Mathematics and a Ph.D. in Statistics. After his dissertation on integrating and synthesizing information in clinical and observational studies in oncology, he served as a Biostatistical Reviewer for the Division of Oncology Drug Products, U.S. Food and Drug Administration (FDA) for 3 years. During his tenure at the FDA, he reviewed more than 40 chemotherapy INDs and NDAs. He represented the FDA statistical perspective at five Oncologic Drugs Advisory Committee sessions, including three on the problems of missing data in outcomes research. After leaving the FDA in 2000, he went to City of Hope and the front lines of cancer research. While at City of Hope, he has designed and analyzed over 50 solid tumor and hematology protocols at all levels of development, from pre-clinical and marker discovery studies to Phase II/III trials. Dr. Smith has been a co-investigator on grants from the National Cancer Institute, National Institutes of Health, the American Cancer Society, the Susan G. Komen Breast Cancer Foundation and the Leukemia-Lymphoma Society. Dr. Smith is an author and coauthor of over 80 papers in peer-reviewed biostatistics, oncology, surgery, radiation, and immunology journals.

Dr. Smith provides our Board with the benefit of his experience as an FDA reviewer and his continuing professional interactions with the FDA, including preparing correspondence and developing clinical trial methodology alongside FDA statisticians.

Mr. van den Broek joined the Company as a director in December 2009. Since 2004, Mr. van den Broek has been Managing Partner of HSMR Advisors, LLC, an investment fund focused on the biotechnology industry. From 2000 through 2003 he was a Partner at Cooper Hill Partners, LLC, an investment fund focused on the healthcare sector. Prior to that Mr. van den Broek had a ten year career as a biotech analyst, starting at Oppenheimer & Co., then Merrill Lynch, and finally at Hambrecht & Quist. Mr. van den Broek is a Director of Special Diversified Opportunities, Inc., a director and member of the Compensation Committee at Response Genetics, Inc., a director and member of the Compensation Committee at Celldex Therapeutics, and is a Director and member of the Remuneration Committee of CogState, Ltd., which is an Australia listed company. He is a graduate of Harvard University and is a Chartered Financial Analyst.

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

Based solely on its review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that, during the fiscal year ending December 31, 2014, all officers, directors and beneficial owners of more than 10% of the outstanding Common Stock complied with all Section 16(a) requirements

Director Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since those procedures were described in our proxy statement for our 2014 annual meeting of stockholders.

Code of Ethics and Committee Charters

The Board has also adopted a formal code of conduct that applies to all of our employees, officers and directors. The latest copy of our Code of Business Conduct and Ethics, as well as the Charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board are available in the “About Us – Governance” section of our website at www.pharmacyclics.com.  Any person may obtain a copy of the Code of Business Conduct and Ethics, without charge, by writing to Pharmacyclics, Inc., 995 East Arques Avenue, Sunnyvale, California 94085, Attn: Secretary.

Audit Committee

The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. The Audit Committee is also charged with the review and approval of all related party transactions involving the Company. The Audit Committee acts pursuant to a written charter that has been adopted by the Board. A more complete description of the powers and responsibilities delegated to the Committee is set forth in the Audit Committee charter. The Board had determined that all of the members of the Audit Committee for the fiscal year ended December 31, 2014 were “independent” as that term is defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules. The Board has determined that Mr. Halvorson, the current Audit Committee Chairman, and Mr. van den Broek, the former Audit Committee Chairman, are both “audit committee financial experts” as defined by Item 407(d)(5) of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”). The Audit Committee held five meetings during the fiscal year ended December 31, 2014.

Executive Officers

Executive officers of the company, and their ages are as follows:

Name	Age	Position
Robert W. Duggan	70	Chairman of the Board and Chief Executive Officer
Mahkam (Maky) Zanganeh, D.D.S., MBA	44	Chief Operating Officer
Manmeet S. Soni	37	Chief Financial Officer and Treasurer
Shawn Tomasello	56	Chief Commercial Officer
Heow Tan	56	Chief of Quality and Technical Operations

See section entitled “Business Experience of Directors” above, for a brief description of the business experience and educational background of Mr. Duggan.

Dr. Zanganeh has served as the Company’s Chief Operating Officer since August 2012. Prior to being appointed Chief Operating Officer, Dr. Zanganeh served as the Company’s Chief of Staff and Chief Business Officer (Dec 2011-July 2012). She was hired as Vice President, Business Development in August 2008. Prior to joining Pharmacyclics, Dr. Zanganeh served as President Director General (2007-2008) for the French government initiative bio-cluster project in France, establishing alliances and developing small life science business regionally. From September 2003 to August 2008, Dr. Zanganeh served as Vice President of Business Development for Robert W. Duggan & Associates. Dr. Zanganeh also served as worldwide Vice President of Training & Education (2002-2003) and President Director General for Europe, Middle East and Africa (1998-2002) for Computer Motion Inc., the world initiator of medical robotics. Dr. Zanganeh received a DDS degree from Louis Pasteur University in Strasbourg, France and MBA from Schiller International University in France. She is fluent in French, German, Persian & English.

Mr. Soni joined Pharmacyclics in September 2012 as Corporate Controller and Executive Director of Finance, was appointed Vice President, Corporate Controller in February 2013, was appointed Senior Vice President, Finance in August 2013, Executive Vice President, Finance in November 2013, and was appointed Chief Financial Officer and Treasurer in February 2014. Mr. Soni is responsible for all Accounting, Treasury, Tax, Financial Planning and Analysis, SEC reporting, Procurement, Business Development, Information Technology and Human Resources functions in the Company. Previously, Mr. Soni worked at ZELTIQ Aesthetics Inc. from January 2012 to September 2012 where he served as Controller, Senior Director of Finance responsible for accounting, SEC and treasury functions. Prior to ZELTIQ, Mr. Soni worked at PricewaterhouseCoopers (PwC) from June 2007 to January 2012 in the Life Science and Venture Capital Group of the PwC San Jose office providing audit and advisory services to various public and privately held companies in the pharmaceutical, biotechnology, software and semiconductor space. He graduated from Hansraj College at Delhi University in India. He is a Certified Public Accountant, licensed in the state of California and Chartered Accountant from India.

Ms. Tomasello has served as the Company’s Chief Commercial Officer since August 2014. From April 2005 to August 2014, Ms. Tomasello was employed at Celgene Corporation initially as the Vice President, Sales and Training and most recently as President of the Americas, Hematology and Oncology, where she managed more than $4B in revenue and where she was responsible for all aspects of the commercial organization encompassing multiple brands spanning 11 indications. Prior to joining Celgene Corporation, Ms. Tomasello was with Genentech, Inc (1989-2005).  Her last position at Genentech was National Director, Hematology Franchise (Rituxan®) from early 2003 to April 2005. Ms. Tomasello holds a B.A. in Marketing from the University of Cincinnati and a MBA from Murray State University.

Mr. Tan joined Pharmacyclics in May 2012 as the Senior Vice President, Global Manufacturing and Technical Operations, was appointed Executive Vice President, Global Manufacturing, Technical Operations and Education in July 2012 and was appointed Chief of Quality and Technical Operations in March 2013. From November 2010 to May 2012, Mr. Tan served as Senior Vice President, Technical Operations of PreCision Dermatology (a spun off company of Collegium Pharmaceutical). From January 2009 to May 2012, Mr. Tan also served as Senior Vice President, Technical Operations of Collegium and from October 2006 he served as Vice President, Technical Operations of Collegium. From April 1998 to September 2006, Mr. Tan held increasingly senior positions at Prasecis Pharmaceuticals, Inc., most recently serving as Vice President, Industrial Operations (Manufacturing) & Development. Mr. Tan holds a M.S. in Engineering from the Ohio State University and a MBA from Santa Clara University.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Richard A. van den Broek, Eric H. Halvorson and David D. Smith, Ph.D. None of the members of our Compensation Committee is currently or has been, at any time since our formation, one of our officers or our employees. During the fiscal year ended December 31, 2014, no executive officer served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee. None of the members of our Compensation Committee currently has or has had any relationship or transaction with a related person requiring disclosure pursuant to Item 404 of Regulation S-K. Robert F. Booth, Ph.D. served as a member of the Compensation Committee for the last completed fiscal year and was replaced by Mr. Halvorson on January 21, 2015.  As further described under Item 13. Certain Relationships and Related Transactions, and Director Independence, in January 2015, Dr. Booth entered into a Consulting Agreement with the Company and on January 22, 2015, Dr. Booth received a grant of 10,000 RSUs from the Company.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Our compensation programs are designed to attract and retain employees and to reward them for their contributions and efforts to help us achieve our short and long-term goals. The compensation programs are intended to be equitable while at the same time being competitive within the industry and geographical region for which we compete for talent and to link the rewards program to the performance of the stockholders return over the long-term.

The Compensation Committee of the Board is responsible for both developing and determining our executive compensation policies and plans and to oversee the overall compensation and benefit plans for the entire Company population. In addition, the Compensation Committee determines the compensation to be paid to the key executives. The Compensation Committee may delegate any of its duties and responsibilities, including the administration of equity incentives or employee benefit plans, to one or more of its members, to one or more other directors, or to one or more other persons, unless otherwise prohibited by applicable laws or listing standards.

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

Competitiveness: The Compensation Committee designs compensation packages for our executive officers that include both cash and stock-based compensation tied to an individual’s experience and performance and the Company’s achievement of certain short-term and long-term goals.

For 2014, the Compensation Committee reviewed the competitive positioning of the base pay and equity of similar jobs in our comparator group of companies, utilizing information received from Radford, within the peer group from the biotechnology and pharmaceutical industry based on similarity to us in terms of industry focus, stage of development, pharmaceutical assets, and the geographical location of the talent pool with which we compete. In addition, for our executive officers, the market data for the peer group was drawn from publicly available documents such as proxy statements. Included in the review was the analysis of each executive officer’s base pay and equity in comparison to the 50th percentile of market-based pay, which is generally the desired base pay positioning for our executive officers. In determining compensation for our executive officers, the Compensation Committee also uses its business judgment to determine the appropriate compensation targets and awards for the executive officers.

Performance: Individual executive’s performance of corporate and departmental goals is a direct factor in the design and administration of the base salary and equity plan. Each executive officer is evaluated against annual goal attainment, which is reviewed by the Compensation Committee. Vesting of performance-based options and performance-based restricted stock units for executive officers depends on their attainment of key corporate and departmental goals.

Ownership: One of the cornerstones of our compensation philosophy is ensuring that all employees have ownership in the Company. Executive officers have the potential to gain meaningful equity rewards with their contribution to the corporate success and achievement of defined goals.

We use the combined results of our review of publicly available data and information provided by Radford, along with the collective experience of the members of our Compensation Committee and executive management to establish our overall compensation practices.

Risk Assessment of the Company’s Compensation Policies

Our Compensation Committee has reviewed our compensation policies as generally applicable to our executive officers and employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company. In making this determination, our Compensation Committee considered the following: (i) the Company’s compensation programs are discretionary, balanced and focused on the long term; (ii) goals and objectives of the Company’s compensation programs reflect a balanced mix of quantitative and qualitative performance measures to avoid excess weight on a single performance measure; (iii) we grant equity based awards with time-based vesting and performance-based vesting, both of which encourage participants to look to long-term appreciation in equity values; and (iv) the Company’s approach to compensation practices and policies applicable to employees throughout the Company is consistent with that followed for its executive officers.

Say-on-Pay

In accordance with the Dodd-Frank Act, the Company held a non-binding stockholder vote in May 2014 on its fiscal year 2014 executive compensation practices. The Compensation Committee, while not bound to act on a negative vote, carefully considers the opinions of its stockholders in making compensation decisions. The 2014 vote to approve fiscal year 2014 executive compensation passed with 59,688,015 votes for, 186,569 votes against and 241,591 abstaining. In alignment with our philosophy on stockholder say-on-pay, and with the results of the say-on-pay frequency vote held in May 2014, we will continue to hold non–binding shareholder say-on-pay votes annually.

Compensation Components

Our Compensation Committee relies on experience with other companies in our industry and, with respect to our executive officers, third party industry compensation surveys and internally generated comparisons of a number of elements to total compensation against peer group companies, to determine the portion of our employees’ compensation to be based on base salary and performance-based equity awards. The Compensation Committee determined that a larger portion of our executive officers’ compensation should be based on the performance of our Company, and such executive officer’s department and individual performance. Consistent with our compensation philosophy, we have structured each element of our compensation program as described below.

Base Salary

We design our base pay to provide the essential reward for an employee’s work and recognize an employee’s specific performance achievements and contributions. We determine our executive officer salary based on job responsibilities and individual experience, and we annually benchmark the amount we pay against comparable competitive market compensation for similar positions within our peer group and industry. Specifically, we utilize information obtained from the comparison of peer group compensation data. The Compensation Committee also uses its business judgment to determine the appropriate target base pay.

Our Compensation Committee reviews the salaries of our executive officers annually, and our Compensation Committee grants increases in salaries based on individual performance during the prior calendar year as well as from determinations based on our Compensation Committee’s and management’s experience and general employment market conditions for our industry. In November 2014, based on its review, the Compensation Committee approved base salary increases for the Company’s executive officers.

Equity Compensation

We utilize equity-based compensation, which prior to January 1, 2014 consisted primarily of time-based stock options and performance-based stock options, and following January 1, 2014 was expanded to also include performance-based restricted stock units and time-based restricted stock units. We issue such equity-based compensation to ensure that we have the ability to retain personnel over a longer period of time and to provide employees with a form of reward that aligns the employee interests with those of our stockholders. The vesting provisions of our employee stock options and restricted stock units provide the necessary long-term incentive to motivate our personnel as they work on our multi-year drug development and commercialization programs. Employees whose skills and results we deem to be critical to our long-term success are eligible to receive higher levels of equity-based compensation.

We award equity-based compensation to our executive officers and all regular full-time employees under our 2014 Equity Incentive Award Plan (2014 Plan) since its approval in May 2014, and prior to that under our 2004 Equity Incentive Award Plan (2004 Plan), based on performance and on guidelines related to each employee’s position in the Company, respectively. We determine our stock option and restricted stock unit guidelines based on information derived from our Compensation Committee, management’s experience and, with respect to our executive officers, an internally generated comparison of peer group companies.

Our time-based stock option awards and restricted stock units granted to executive officers typically vest over a four-year period subject to the employee’s continued service. Our performance-based stock options granted to executive officers typically vest over a four-year period. Our performance-based RSUs granted to executive officers generally vest over a period of one to five years. The vesting of our performance-based stock options and RSUs is subject to the satisfaction of performance criteria established annually for such executive as determined by the Compensation Committee after reviewing the performance reports. We believe this vesting arrangement encourages our employees to continue service for a longer period of time and remain focused on the multiple aspects of our continued long-term drug development and commercialization programs.

Timing of Equity Awards

Historically, our Compensation Committee has made award decisions at least annually and often at various times during each year.

For awards with performance-based vesting, the Compensation Committee evaluates each executive officer’s performance against the performance criteria established for such period.

Allocation of Equity Compensation

During the fiscal year ended December 31, 2014, we granted total stock options, including performance-based stock options for which performance criteria were not established during the period, to purchase 1,246,065 shares of our Common Stock, of which 218,000 shares were awarded to current executive officers, representing 17% of all stock options granted during the period. During the fiscal year ended December 31, 2014, we granted a total of 260,000 restricted stock units, including performance-based restricted stock units for which performance criteria were not established during the period, of which 100,500 shares were awarded to current executive officers, representing 39% of all restricted stock units granted during the period. Our Compensation Committee does not apply a formula for allocating stock options or restricted stock units to executive officers. Instead, our Compensation Committee considers the role and responsibilities of the executive officers, competitive factors, the non-equity compensation received by the executive officers and the total number of options to be granted in the fiscal year.

Type of Equity Awards

Under our 2014 Plan, and under our 2004 Plan for awards granted prior to May 9, 2014, we have granted incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and non-statutory stock options to our employees, directors and consultants. We have also granted restricted stock units, performance-based stock options and performance-based restricted stock units to our executive officers.

Historically, our equity compensation awards have primarily consisted of incentive and non-qualified stock options and restricted stock units.

Cash Bonuses

The Company’s corporate bonus plan (the “Cash Bonus Plan”) was established to provide an incentive to encourage and reward the performance of its employees, including its executive officers. The Company believes that the Cash Bonus Plan provides incentives necessary to retain and reward its executive officers and to motivate them to continuously improve the Company’s performance.

Under the Cash Bonus Plan, employees of the Company, including its executive officers, are eligible to receive a bonus payment equal to a percentage of their annual salary. Any bonus payout under the Cash Bonus Plan is based on the achievement of corporate and individual goals. Cash bonuses are paid out provided that all corporate goals for the year are achieved. The target bonus is discretionary and the final determination of the bonus earned is determined by the Company’s Compensation Committee based on a performance review completed by the manager of an employee and executive management.

Under the Cash Bonus Plan, the corporate goals for 2014 included certain corporate goals related to regulatory approvals of IMBRUVICA, market share goals and various clinical development goals.  The Company paid the first portion of 2014 cash bonuses earned in a mid-year pay-out in August 2014. The remaining 2014 cash bonus was paid in March 2015. Based on strong individual and corporate performance in 2014, the Compensation Committee approved the following annual cash incentive payments to its executive officers:

Name	2014 Target Bonus as % of salary	2014 Annual Cash Incentive Paid	2014 Bonus Paid as % of salary
Current Officers:
Robert W. Duggan	0%	$ -	0%
Mahkam Zanganeh, D.D.S., MBA	60%	378,769	75%
Manmeet Soni	60%	310,290	75%
Shawn Tomasello(1)	60%	142,154	60%
Heow Tan	50%	213,629	55%
Former Officer:
Paula Boultbee	0%	-	0%

(1) Ms. Tomasello’s date of hire was August 18, 2014. As such, the 2014 annual cash incentive paid to Ms. Tomasello was prorated based on the period employed during the year ended December 31, 2014.

The Company determined that the payment of bonuses in excess of the target bonus amount for the above individuals was appropriate to reflect the Company’s and such executive officer’s 2014 performance.

Benefits

Core benefits, such as our basic health benefits and life insurance programs, are designed to provide support to employees and their families and to be competitive with other companies in our industry.

Retirement Savings Plan

Our executive officers, who are all based in the United States, are eligible to participate in our defined contribution plan under Section 401(k) of the Internal Revenue Code. During the fiscal year ended December 31, 2014, for all U.S. employees participating in the Section 401(k) defined contribution plan, we matched 50% of all participant contributions up to a maximum of $4,500 per employee. We do not maintain a defined benefit pension plan or a nonqualified deferred compensation plan.

Change in Control Arrangements

Our 2004 Plan provides that 50% of all unvested options shall become fully vested upon a change in control of the Company. The plan further provides that if the employee’s employment is terminated within twelve (12) months of a change in control, the remaining balance of unvested options shall become fully vested.

Our 2014 Plan provides, unless the Committee provides otherwise prior to the grant of an Award, upon the occurrence of a Change in Control, that if the employee’s employment is terminated for “Good Reason” within two (2) years of a change in control, (a) any and all Options granted to a Participant immediately shall become vested and exercisable upon the termination of employment by the Company or by the Participant (as defined by the 2014 Plan) for “Good Reason”; (b) any restriction periods and all restrictions imposed on Restricted Stock and Restricted Stock Units shall lapse and they shall immediately become fully vested upon termination of employment for “Good Reason” provided, Restricted Stock Units shall be settled in accordance with the terms of the grant without regard to the Change in Control unless the Change in Control constitutes a “change in control event” within the meaning of Section 409A of the Code and such termination of employment occurs within two years following such Change in Control, in which case the Restricted Stock Units shall be settled and paid out with such termination of employment; and (c) Unless otherwise determined by the Committee, the payout of Performance Stock Units and Performance Shares shall be determined exclusively by the attainment of the Performance Goals established by the Committee, which may not be modified after the Change in Control, and the Company shall not have the right to reduce the Awards for any other reason.  For purposes of the 2014 Plan, “Good Reason” means in connection with a termination of employment by a Participant within two (2) years following a Change in Control, (a) a material adverse alteration in the Participant’s position or in the nature or status of the Participant’s responsibilities from those in effect immediately prior to the Change in Control, or (b) any material reduction in the Participant’s base salary rate or target annual bonus, in each case as in effect immediately prior to the Change in Control, or (c) the relocation of the Participant’s principal place of employment to a location that is more than fifty (50) miles from the location where the Participant was principally employed at the time of the Change in Control or materially increases the time of the Participant’s commute as compared to the Participant’s commute at the time of the Change in Control (except for required travel on the Company’s business to an extent substantially consistent with the Participant’s customary business travel obligations in the ordinary course of business prior to the Change in Control).

Severance Arrangement

Pursuant to the terms of Ms. Shawn Tomasello’s offer letter, should Ms. Tomasello’s employment with the Company be terminated on or prior to her fourth anniversary of employment either by the Company not for Cause (as defined in the offer letter) or by Ms. Tomasello by reason of Disability (as defined in the 2014 Plan), then, provided that she executes a general release of the Company, its subsidiaries and affiliates in a form that is acceptable to the Company, the Equity Grants (as defined in Ms. Tomasello’s offer letter, filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014) shall continue to vest pursuant to their terms through her fourth anniversary of employment, and thereafter, must be exercised pursuant to the terms of the 2014 Incentive Plan.

CEO Compensation

To date, Robert W. Duggan, our Chief Executive Officer, has declined to receive any compensation, whether cash, stock or options. As such, the Compensation Committee has not analyzed compensation packages paid to similarly situated Chief Executive Officers or completed an analysis of all employees compared to the Chief Executive Officer. Mr. Duggan is our largest stockholder.

Compensation Process

The Compensation Committee reviews and approves the salaries and incentive compensation of our executive officers and the entire Company’s population, including all new hire grants to employees, subject to limited grants of stock options and restricted stock units by our Chief Executive Officer pursuant to authority granted to him by the Compensation Committee. Our Chief Executive Officer from time to time attends the meetings of the Compensation Committee. In rendering its decisions, the Compensation Committee considers the recommendations of the Chief Executive Officer. The Compensation Committee reviews the performance of the executive officers annually.

Our Compensation Committee also works with our Chief Executive Officer and Chief Financial Officer in evaluating the financial and retention implications of our various compensation programs.

Effect of Accounting and Tax Treatment on Compensation Decisions

We consider the anticipated accounting and tax implications to us and our executive officers of our compensation programs. Prior to 2006, the primary form of equity compensation that we awarded consisted of incentive and non-qualified stock options due to favorable accounting and tax treatment and the expectation among employees in our industry that they would be compensated through stock options. Beginning in 2006, the accounting treatment for stock options changed as a result of Financial Accounting Standards No. FAS 123R, or FAS 123(R), Share-Based Payment, as codified in FASB ASC topic 718, Compensation—Stock Compensation (“ASC 718”), potentially making the accounting treatment of stock options less attractive. As a result, we assessed the desirability of various alternatives to stock options but determined to continue to grant stock options as the primary form of equity compensation.

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation’s executive officers. The limitation applies only to compensation that is not considered to be performance-based. Our compensation programs are designed to attract and retain executive officers and to reward them for their contributions and efforts to help us achieve our short and long-term corporate goals. We have in 2014 and may in the future award non-performance based compensation that exceeds the $1 million limit per officer, with such compensation over $1 million being not fully deductible under Section 162(m). The Company has not adopted a policy requiring all executive compensation to be deductible and believes that its current compensation policy provides the Compensation Committee with flexibility and the right to use its judgment when needed to provide compensation that attracts and retains executive officers.

Merger-Related Compensation Arrangements

Agreement and Plan of Reorganization between Pharmacyclics, Inc. and AbbVie, Inc.

On March 4, 2015, Pharmacyclics, Inc., AbbVie Inc., a Delaware corporation (“AbbVie”), Oxford Amherst Corporation, a Delaware corporation and a direct wholly owned subsidiary of AbbVie (“Purchaser”) and Oxford Amherst LLC, a Delaware limited liability company and a direct wholly owned subsidiary of AbbVie (“Merger Sub 2” and, together with Purchaser, the “Merger Subs”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”).

The Merger Agreement and the consummation of the transactions contemplated thereby have been unanimously approved by Pharmacyclics’ board of directors (the “Pharmacyclics Board”), and the Pharmacyclics Board has resolved to recommend that Pharmacyclics stockholders accept the Offer (as defined below) and tender their shares of Pharmacyclics common stock to Purchaser pursuant to the Offer.

On March 23, 2015, AbbVie commenced a tender offer (the “Offer”) to purchase all of the outstanding shares of Pharmacyclics common stock. In the Offer, subject to the terms and subject to the conditions and limitations set forth in the Merger Agreement, each share of Pharmacyclics common stock accepted by Purchaser will be exchanged for the right to receive, at the election of each Pharmacyclics stockholder, and subject to proration as described in the Merger Agreement:

(i)	$261.25 in cash;

(ii)
a number of shares of AbbVie common stock equal to (x) $261.25 divided by (y) the volume weighted average sale price per share of AbbVie common stock as reported on the New York Stock Exchange for the ten consecutive trading days ending on and including the second trading day prior to the final expiration of the offer, as calculated by Bloomberg Financial LP under the function “ABBV UN Equity AQR” (as it may be extended in accordance with the Merger Agreement) (such price, the “AbbVie Trading Price”); or

(iii)	$152.25 in cash and a number of shares of AbbVie common stock equal to (x) $109.00 divided by (y) the AbbVie Trading Price.

Following consummation of the Offer, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Purchaser will be merged with and into Pharmacyclics (the “First Merger”), with Pharmacyclics surviving the First Merger and (ii) immediately following the First Merger, Pharmacyclics will be merged with and into Merger Sub 2 (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub 2 surviving the Second Merger, such that following the Second Merger, the surviving company in the Second Merger will be a wholly owned direct subsidiary of AbbVie. The First Merger will be governed by Section 251(h) of the DGCL. Accordingly, no vote of Pharmacyclics stockholders will be required in connection with the First Merger.

Effect of the Offer and the Merger on Pharmacyclics Shares and Equity Awards

Consideration for Pharmacyclics Shares

If Pharmacyclics’ directors and executive officers were to tender any Pharmacyclics shares they own for purchase pursuant to the offer, they would receive the same consideration on the same terms and conditions as the other stockholders of Pharmacyclics. If the directors and executive officers (and affiliates and affiliated investment entities) were to validly tender and not properly withdraw all of their outstanding Pharmacyclics shares pursuant to the offer and those Pharmacyclics shares were accepted for exchange by Offeror, the directors and executive officers (and affiliates and affiliated investment entities) would receive cash and shares of AbbVie common stock.

Consideration for options

Pursuant to the terms of the Pharmacyclics 2004 Equity Incentive Award Plan and the Pharmacyclics 2014 Equity Incentive Award Plan, (i) (A) 50% of each option that is subject to service-based vesting and is unvested as of immediately prior to the effective time of the first merger will immediately vest and become exercisable and (B) the remaining unvested portion of such option will remain unvested except as described herein, (ii) certain options held by non-employee directors as of immediately prior to the effective time of the first merger that were granted under the 2004 Equity Incentive Award Plan will immediately vest in full and become exercisable, and (iii) Ms. Tomasello’s options granted pursuant to the terms of her offer letter with Pharmacyclics dated August 7, 2014 will vest in full and become exercisable as of immediately prior to the effective time of the first merger under the terms of such offer letter. While the Pharmacyclics 2004 Equity Incentive Award Plan provides for accelerated vesting of 50% of each option as described in the preceding sentence, the Pharmacyclics 2014 Equity Incentive Award Plan was amended concurrently with the execution of the merger agreement to provide for such accelerated vesting.

Pursuant to, and as further described in, the merger agreement, AbbVie will not assume any options in connection with the merger or any other transactions contemplated by the merger agreement. Upon the terms and subject to the conditions set forth in the merger agreement, each option that is subject to performance-based vesting conditions and is unvested and outstanding as of immediately prior to the effective time of the first merger will become fully vested as of such time, with all applicable performance goals deemed achieved at target levels. Each option that remains outstanding as of immediately prior to the effective time of the first merger  (whether vested or unvested) will be cancelled and terminated as of the effective time of the first merger and, in consideration for such cancellation and termination, the holder of each such option will be eligible to receive an amount in cash (without interest) equal to the product obtained by multiplying (x) the aggregate number of Pharmacyclics shares that were issuable upon exercise of such option immediately prior to the effective time of the first merger, by (y) the excess (if any) of the all-cash consideration over the per share exercise price of such option (the “option cash payment”). Each option cash payment will be paid, less any applicable tax withholdings, according to the following schedule: (1) the portion of the option cash payment relating to the portion of each option that is vested as of immediately prior to the effective time of the first merger (after taking into account the vesting acceleration that will occur as of immediately prior to the effective time of the first merger described in the previous paragraph) will be paid as promptly as practicable following the effective time of the first merger; (2) the portion of the option cash payment relating to the remaining unvested portion of each option will be paid in accordance with the vesting terms applicable to such option until December 31 following the effective time of the first merger (the “final payment date”), subject to the holder of such option continuing to provide services to AbbVie or any of its subsidiaries through the applicable vesting date; and (3) the remainder of the option cash payment will be paid on the final payment date, subject to the option holder continuing to provide services to AbbVie or any of its subsidiaries through that date. If, before the applicable vesting date or final payment date, the employment or service of the option holder terminates under circumstances that would give rise to severance benefits under the severance plan (as described below under “Change in Control and Severance Plan”) or the option holder dies (in either case, an “equity termination”), then, in either case, any then-unpaid portion of the option cash payment will become immediately payable in a lump sum. The unpaid portion of the option cash payment to any non-employee director will immediately become payable upon the non-employee director ceasing to be a director and service provider of Pharmacyclics after the effective time of the first merger. Please see below under “Table of Equity Related Payments” for additional information.

Consideration for Restricted Stock Units

Pursuant to the terms of the applicable plan, (i)(A) 50% of each restricted stock unit award that is subject to service-based vesting and is unvested as of immediately prior to the effective time of the first merger will immediately vest and (B) the remaining unvested portion of such restricted stock unit award will remain unvested except as described herein and (ii) Ms. Tomasello’s restricted stock units granted pursuant to the terms of her offer letter with Pharmacyclics dated August 7, 2014 will vest in full as of immediately prior to the effective time of the first merger under the terms of such offer letter. While the Pharmacyclics 2004 Equity Incentive Award Plan provides for accelerated vesting of 50% of each restricted stock unit award as described in the preceding sentence, the Pharmacyclics 2014 Equity Incentive Award Plan was amended concurrently with the execution of the merger agreement to provide for such accelerated vesting.

Pursuant to, and as further described in, the merger agreement, AbbVie will not assume any restricted stock units in connection with the merger or any other transactions contemplated by the merger agreement. Upon the terms and subject to the conditions set forth in the merger agreement, each restricted stock unit that is subject to performance-based vesting conditions and is unvested and outstanding as of immediately prior to the effective time of the first merger will become fully vested as of such time, with all applicable performance goals deemed achieved at target levels. Each restricted stock unit that remains outstanding as of immediately prior to the effective time of the first merger will be cancelled and terminated as of the effective time of the first merger and, as consideration for such cancellation and termination, the holder of each such restricted stock unit will be eligible to receive an amount in cash (without interest), equal to the product obtained by multiplying (x) the aggregate number of Pharmacyclics shares subject to such restricted stock unit grant immediately prior to the effective time of the first merger, by (y) the all-cash consideration (the “RSU cash payment”). Each RSU cash payment will be paid, less any applicable tax withholdings, according to the following schedule: (1) the portion of the RSU cash payment relating to restricted stock units that are vested and unsettled as of immediately prior to the effective time of the first merger (after taking into account the vesting acceleration described in the previous paragraph that will occur as of immediately prior to the effective time of the first merger) will be paid as promptly as practicable following the effective time of the first merger; (2) the portion of the RSU cash payment relating to the remaining unvested restricted stock units will be paid in accordance with the vesting and settlement terms applicable to such restricted stock units until the final payment date, subject to the holder of such restricted stock units continuing to provide services to AbbVie or any of its subsidiaries through the applicable vesting date; and (3) the remainder of the RSU cash payment will be paid on the final payment date, subject to the holder of the restricted stock units continuing to provide services to AbbVie or any of its subsidiaries through that date. If, before the final payment date, the employment or service of the restricted stock unit holder terminates due to an equity termination, then any then-unpaid portion of the RSU cash payment will become immediately payable in a lump sum. The unpaid portion of the RSU cash payment to any non-employee director (other than Dr. Booth) will immediately become payable upon the non-employee director ceasing to be a director of Pharmacyclics after the effective time of the first merger. The unpaid portion of the RSU cash payment to Dr. Booth, who is a consultant and a non-employee director of Pharmacyclics, will become payable to Dr. Booth in accordance with the corresponding restricted stock unit’s vesting terms and any unpaid portion of the RSU cash payment as of December 31 following the effective time of the first merger will be paid in a lump sum at such time, subject to Dr. Booth’s continued service with AbbVie or its subsidiaries through such time (unless Dr. Booth experiences an earlier equity termination (in all capacities, including as both a consultant and a director) prior to such time, in which case any unpaid portion of this payment will be paid upon such equity termination). Please see below under “Table of Equity Related Payments” for additional information.

Treatment of Employee Stock Purchase Plan

Prior to the expiration of the offer, Pharmacyclics’ Employee Stock Purchase Plan (the “ESPP”), and each outstanding offering period then in progress, will terminate and each participant’s accumulated contributions to the ESPP will be used to purchase Pharmacyclics shares as of such time in accordance with the terms of the ESPP (and any funds that remain in participants’ account after such purchase shall be returned to the applicable participants). No employee may elect to participate in the ESPP, and no participant may increase his or her payroll deduction percentages or purchase elections, after March 4, 2015. No new offerings in the ESPP will be made after March 4, 2015.

Treatment of Equity Awards held by Directors and Executive Officers

As discussed above, all options and restricted stock units held by Pharmacyclics’ directors and executive officers will be cancelled in exchange for the option cash payment and RSU cash payment, as and if applicable. Please see below under “—Table of Equity Related Payments” for additional information.

Table of Equity Related Payments

The following table sets forth the approximate amount of the payments that each of Pharmacyclics’ directors and executive officers would be entitled to receive in connection with the consummation of the offer, the merger, and the other transactions contemplated by the merger agreement assuming that the effective time of the first merger occurred on March 31, 2015 and that each individual received the full option cash payment and/or RSU cash payment, as applicable, in respect of such individual’s options and/or restricted stock units, as applicable. The information in the following table further assumes that all contributions to the ESPP are applied to the purchase of Pharmacyclics shares immediately prior to March 31, 2015 based on the offering price under the ESPP.

Name	Number of Pharmacyclics Shares Owned(1)	Merger Consideration for Owned Shares ($)(2)	Shares Subject to Outstanding Options(3)	Option Cash Payment ($)(4)	Number of Outstanding Restricted Stock Units(5)	RSU Cash Payment ($)(6)	Total Payment ($)
Directors
Robert F. Booth, Ph.D.	—	$—	66,549	$15,662,411	10,000	2,612,500	$18,274,911
Eric H. Halvorson	1,000	261,250	31,474	6,692,738	—	—	6,953,988
Kenneth Clark, J.D.	—	—	24,619	4,846,880	—	—	4,846,880
Minesh P. Mehta, M.D.	—	—	30,131	6,462,445	—	—	6,462,445
David D. Smith, Ph.D.	3,000	783,750	182,110	45,689,234	—	—	46,472,984
Richard A. van den Broek	29,610	7,735,613	100,342	24,265,415	—	—	32,001,028
Executive Officers
Robert W. Duggan*	13,599,690	3,552,919,013	—	—	—	—	3,552,919,013
Mahkam Zanganeh, D.D.S., MBA	428,281	111,888,411	466,569	108,783,820	15,000	3,918,750	224,590,981
Manmeet S. Soni	856	223,630	92,902	15,464,917	54,000	14,107,500	29,796,047
Heow Tan	7,994	2,088,433	151,608	31,523,994	—	—	33,612,427
Shawn Tomasello	7,503	1,960,159	100,000	13,936,000	50,000	13,062,500	28,958,659

*	Mr. Duggan is both a director and an executive officer. Mr. Duggan does not hold any options or restricted stock units and will not receive any option cash payment or RSU cash payment.
(1)	Based on the number of shares owned (directly or indirectly) as of March 31, 2015.
(2)	Equals (i) the corresponding number of owned Pharmacyclics shares multiplied by (ii) the merger consideration.
(3)	Number shown is the number of Pharmacyclics shares subject to outstanding options (whether vested or unvested) as of March 31, 2015.
(4)
Equals, with respect to all option awards held by the applicable director or executive officer listed in the “Shares Subject to Outstanding Options” column, (i) the number of shares subject to such option award multiplied by (ii) the all-cash consideration minus the exercise price applicable to such option award. The portions of the amounts in this column that will not become payable on the effective time of the first merger (unless the director or executive officer experiences an equity termination upon the effective time of the first merger) are as follows: $51,928 (Dr. Booth, Mr. Halvorson, Mr. Clark, Dr. Mehta, Dr. Smith, and Mr. van den Broek), $0 (Dr. Zanganeh), $748,688 (Mr. Soni), $0 (Mr. Tan), and $0 (Ms. Tomasello). For options that are unvested immediately before the effective time of the first merger (after taking into account the vesting acceleration described in the “—Consideration for Options” section above), the corresponding option cash payment will be paid in accordance with the corresponding option’s vesting terms and any unpaid portion of the option cash payment as of December 31 following the effective time of the first merger will be paid in a lump sum at that time subject to the applicable award holder continuing to provide services to AbbVie or its subsidiaries through such date (unless the applicable award holder experiences an equity termination prior to such time, in which case the option cash payment will be paid upon such equity termination). Such amounts for any non-employee director will become payable upon the non-employee director ceasing to be a director and service provider of Pharmacyclics after the effective time of the first merger.

(5)	Number shown is the number of outstanding restricted stock units as of March 31, 2015.
(6)
Equals (i) the corresponding number listed in the “Number of Outstanding Restricted Stock Units” column multiplied by (ii) the all-cash consideration. The portions of the amounts in this column that will not become payable on the effective time of the first merger (unless the director or executive officer experiences an equity termination upon the effective time of the first merger) are as follows: $1,306,250 (Dr. Booth), $1,959,375 (Dr. Zanganeh), $2,873,750 (Mr. Soni), $0 (Mr. Tan) and $0 (Ms. Tomasello). For restricted stock units that are unvested immediately before the effective time of the first merger (after taking into account the vesting acceleration described in the “—Consideration for Restricted Stock Units” section above), the corresponding RSU cash payment will be paid in accordance with the corresponding restricted stock unit’s vesting terms and any unpaid portion of the RSU cash payment as of December 31 following the effective time of the first merger will be paid in a lump sum at that time subject to the applicable award holder continuing to provide services to AbbVie or its subsidiaries through such date (unless the applicable award holder experiences an equity termination prior to such time, in which case the RSU cash payment will be paid upon such equity termination). Such amount for Dr. Booth, who is a consultant and a non-employee director of Pharmacyclics, will become payable to Dr. Booth in accordance with the corresponding restricted stock unit’s vesting terms and any unpaid portion of the RSU cash payment as of December 31 following the effective time of the first merger will be paid in a lump sum at that time, subject to Dr. Booth’s continued service with AbbVie or its subsidiaries (unless Dr. Booth experiences an earlier equity termination (in all capacities, including as both a consultant and a director) prior to such time, in which case this amount will be paid upon such equity termination).

Merger-Related Severance Arrangements

Change in Control and Severance Plan

On March 4, 2015, the Pharmacyclics Board approved and adopted the Pharmacyclics, Inc. Change in Control Severance Plan (the “Severance Plan”), effective as of March 4, 2015.

As an employee of Pharmacyclics, each executive officer (referred to as an “executive”) is eligible to participate in the Severance Plan. Under the Severance Plan, each executive who remains employed with Pharmacyclics or any subsidiary or affiliate of Pharmacyclics through immediately before a “change in control” (which is defined in the Severance Plan to be the completion of the transactions contemplated by the merger agreement) and who, within the two-year period following such change in control (“change in control period”), (x) is involuntarily terminated by Pharmacyclics or any subsidiary or affiliate of Pharmacyclics for any reason other than by reason of such executive’s retirement, voluntary resignation, death or disability, or a termination for “cause” (as defined below) or (y) voluntarily resigns for “good reason” (as defined below) under the circumstances described in the Severance Plan (such involuntary termination described in clause (x) or voluntary resignation described in clause (y) that occurs during the change in control period, a “qualifying termination”), will receive, subject to the terms and conditions of the Severance Plan, (i) a lump-sum cash severance payment in an aggregate amount equal to the sum of 100% of such executive’s base pay (as defined below) and 100% of such executive’s “target bonus” (as defined below) and (ii) up to twelve months of company-paid premiums for continuation coverage under the Consolidated Omnibus Reconciliation Act of 1985, as amended (“COBRA”), for such executive and such executive’s family members who have coverage under the Pharmacyclics or successor company plan on the date of such executive’s termination. Additionally, each executive who receives any “parachute payments” as determined under Section 280G of the Code, in connection with the change in control will receive a tax “gross-up” payment from Pharmacyclics such that the net amount retained by such executive, after payment of any excise taxes and any federal, state and local income and employment taxes (including any such taxes on the tax gross-up payment itself), would be equal to the net amount the executive would have retained after payment of any federal, state and local income and employment taxes had the payments not been deemed “parachute payments.”

An executive’s receipt of any severance benefits under the Severance Plan (the “severance plan benefits”) is conditioned on the executive timely signing and not revoking a general release of claims in Pharmacyclics’ favor as well as the executive complying with the terms of any confidentiality, proprietary information and inventions agreement or other applicable agreement between the executive and Pharmacyclics.

Under the Severance Plan, “cause” means, with respect to any executive, the occurrence of any of the following: (a) the executive’s conviction of, or plea of nolo contendere to, a felony or any crime involving fraud or embezzlement that has had or will have a material detrimental effect on Pharmacyclics’ reputation or business, (b) the executive’s willful and intentional gross misconduct that has had or will have a material detrimental effect on Pharmacyclics’ reputation or business, (c) the executive’s unauthorized use or disclosure of any of Pharmacyclics’ proprietary information or trade secrets that has had or will have a material detrimental effect on Pharmacyclics’ reputation or business, or (d) the executive’s willful and intentional breach of material obligations under a written agreement or covenant with Pharmacyclics that has had or will have a material detrimental effect on Pharmacyclics’ reputation or business. Notwithstanding the preceding sentence, Pharmacyclics’ termination of an executive’s employment will not be treated as for “cause” unless Pharmacyclics first provides the executive with written notice specifically identifying the acts or omissions constituting the grounds for a termination for “cause” and, with respect to clauses (b) through (d), a reasonable cure period of not less than 10 business days following such notice. For purposes of this definition, no act or failure to act by an executive will be considered “willful” unless committed without good faith and without a reasonable belief that the act or omission was in Pharmacyclics’ best interest.

Under the Severance Plan, “good reason” means the occurrence of one or more of the following without an executive’s express written consent: (a) a material adverse alteration in the executive’s position or in the nature or status of the executive’s duties and responsibilities from those in effect immediately prior to the change in control; provided, however, that the continued employment of an executive following the change in control with substantially the same duties and responsibilities with respect to Pharmacyclics’ business and operations, or an alteration in duties and responsibilities as a result of Pharmacyclics no longer being a publicly traded company, but rather a subsidiary or business unit of the acquirer, will not constitute “good reason”, (b) any reduction in the executive’s base salary rate or target annual bonus, in each case as in effect immediately prior to the change in control, or (c) the relocation of the executive’s principal place of employment to a location that is more than 50 miles from the location where the executive was principally employed at the time of the change in control or a relocation that materially increases the time of the executive’s commute as compared to the executive’s commute at the time of the change in control (except for required travel on Pharmacyclics business to an extent substantially consistent with the executive’s customary business travel obligations in the ordinary course of business prior to the change in control). In order for an executive’s termination to be for “good reason,” the executive must first provide Pharmacyclics with written notice of the acts or omissions constituting the grounds for “good reason” within 90 days following the executive’s knowledge of the initial existence of the grounds for “good reason” specifying in reasonable detail the conditions constituting good reason and a reasonable cure period of 30 days following the date of written notice (referred to as the “cure period”), such grounds must not have been cured during the cure period, and the executive must resign within 2 years following the end of the cure period.

Under the Severance Plan, “base pay” means the higher of: (a) an executive’s annualized base salary in effect immediately prior to the change in control or (b) such executive’s annualized base salary in effect immediately prior to his or her termination of employment (or if the termination is due to a resignation for good reason based on a material reduction in base pay, then the executive’s annualized base salary in effect immediately prior to such reduction).

Under the Severance Plan, “target bonus” means the higher of: (a) an executive’s target annual bonus in effect immediately prior to the change in control or (b) such executive’s target annual bonus in effect immediately prior to his or her termination of employment (or if the termination is due to a resignation for good reason based on a material reduction in target annual bonus, then the executive’s target annual bonus in effect immediately prior to such reduction).

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

COMPENSATION COMMITTEE OF THE
BOARD OF DIRECTORS

Richard A. van den Broek (chairman)
David D. Smith, Ph.D.
Eric H. Halvorson

Summary Compensation Table

The following table sets forth all compensation awarded to, paid or earned by the following type of executive officers for each of the Company’s last three completed fiscal years ended December 31, 2014, December 31, 2013, and June 30, 2012, as well as our six month transition period ended December 31, 2012: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer or principal financial officer for the calendar year January 1, 2014 through December 31, 2014; (ii) the Company’s three most highly compensated executive officers, other than the principal executive officer or principal financial officer, who were serving as executive officers at the end of the calendar year from January 1, 2014 through December 31, 2014; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the calendar year ended December 31, 2014. We refer to these individuals collectively as our named executive officers.

For a discussion of the Company’s compensation philosophy, please refer to “Compensation Components” in our Compensation Discussion and Analysis above.

Name and Principal Position	Fiscal	Salary(1)	Bonus		Option Awards(2)		Stock Awards(2)		All Other Compensation		Total
	Year	($)	($)		($)		($)		($)		($)
Current Officers:
Robert W. Duggan, Chairman and Chief Executive Officer (3)	12/31/2014	$-	$-		$-		$-		$-		$-
	12/31/2013	-	-		-		-		-		-
	12/31/2012	-	-		-		-		-		-
	6/30/2012	-	-		-		-		-		-

Mahkam Zanganeh, D.D.S., MBA, Chief Operating Officer	12/31/2014	514,440	378,769		5,438,791	(4)	-		5,160	(5)	6,337,160
	12/31/2013	489,231	360,000		3,861,276	(4)	-		660	(6)	4,711,167
	12/31/2012	247,308	1,500		5,531,912	(4)	-		17,732	(7)	5,798,452
	6/30/2012	359,773	6,456		84,466	(4)	-		59,181	(7)	509,876

Manmeet S. Soni, Chief Financial Officer and Treasurer (8)	12/31/2014	421,565	310,290		1,182,258	(4)	1,481,039	(4)	123,110	(9)	3,518,262
	12/31/2013	282,327	258,750		482,852	(4)	-		3,518	(5)	1,027,447

Shawn Tomasello, Chief Commercial Officer (10)	12/31/2014	236,923	142,154		5,798,690	(11)	7,618,125	(11)	45,090	(12)	13,840,982

Heow Tan, Chief of Quality and Technical Operations	12/31/2014	388,417	213,629		3,372,965	(4)	-		5,838	(5)	3,980,849
	12/31/2013	374,308	330,000	(13)	1,371,247	(4)	-		4,518	(5)	2,080,073

Former Officer:
Paula Boultbee, Former Executive Vice President of Sales and Marketing (14)	12/31/2014	157,506	-		4,443,000	(4)	-		1,476	(6)	4,601,982
	12/31/2013	320,000	176,000		2,066,879	(4)	-		3,488	(6)	2,566,367

(1)	Includes amounts earned but deferred at the election of the Named Executive Officer, such as salary deferrals under the Company’s 401(k) plan.

(2)
The Company’s share-based compensation program includes incentive and non-statutory stock options and stock awards consisting of restricted stock units (RSUs). The amounts set forth under this column represent the aggregate grant date fair value of the option awards or stock awards granted in each fiscal year for financial reporting purposes under Statement of Financial Accounting Standards ASC Topic 718, “Stock Compensation,” disregarding the estimate of forfeitures. The Company’s methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 9 to its audited financial statements included in its Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014. During the fiscal year ended December 31, 2014, December 31, 2013, the six month transition period ended December 31, 2012 and the fiscal year ended June 30, 2012, certain executive officers of the Company were granted performance-based options by the Company’s Compensation Committee under the 2014 and/or 2004 Plan, however, since performance criteria have not yet been set for certain tranches of these options, the fair value of such tranches is zero. For the year ended December 31, 2014, certain executive officers of the Company were granted performance-based RSUs under the 2014 and/or 2004 Plan, however, since performance criteria have not been set for certain tranches of these RSUs, the fair value of such tranches is zero.

(3)
Mr. Duggan has declined any compensation from the Company. Mr. Duggan became the Company’s Interim Chief Executive Officer on September 10, 2008 and became the Company’s Chief Executive Officer on February 12, 2009.

(4)
The amount shown includes the portion of option and/or stock awards with performance-based vesting conditions for which the established performance conditions were established during the period. The grant date fair value was calculated using the probable outcome of the established performance conditions which approximated the highest level of achievement.

(5)	Consists of the Company’s matching contributions under its 401(k) plan and insurance premiums paid by the Company.

(6)	Consists of insurance premiums paid by the Company.

(7)	Consists of payments by the Company for Dr. Zanganeh’s local housing and related costs.

(8)	Mr. Soni was promoted to Chief Financial Officer on February 4, 2014. Mr. Soni has served as the Company’s Principal Financial Officer and Principal Accounting Officer since August 16, 2013.

(9)	Amount consists of $118,016 of relocation expenses paid by the Company, $4,500 of the Company’s matching contribution under its 401(k) plan and $594 of insurance premiums paid by the Company.

(10)	Ms. Tomasello was appointed Chief Commercial Officer on August 18, 2014.
(11)	Amount represents the grant date fair value of Ms. Tomasello’s new hire option awards and stock awards granted on August 18, 2014.
(12)	Amount consists of $44,108 of relocation expenses and $982 of insurance premiums paid by the Company.

(13)
Consists of $285,000 paid to Mr. Tan under the Company’s corporate bonus plan and a $45,000 bonus earned by Mr. Tan based on the achievement of certain performance targets set forth in his employment agreement.

(14)	Ms. Boultbee served as the Company’s Executive Vice President of Sales and Marketing until May 20, 2014.

Grants of Plan-Based Awards

The following table provides information on the grants of awards made to each named executive officer during the fiscal year ended December 31, 2014, under the 2004 Plan and the 2014 Plan.

For a discussion of the Company’s equity compensation, please refer to “Compensation Components” in our Compensation Discussion and Analysis above.

			Estimated future payouts under equity incentive plan awards
Name	Grant Date	Date of Compensation Committee action to grant awards with performance conditions (1)	Threshold	Target		Maximum		All other stock awards: number of shares of stock or units		All other option awards: number of securities underlying options		Exercise or base price of option awards ($)	Grant date fair value of stock and option awards ($)
Robert W. Duggan			-	-		-		-		-		-	-

Mahkam Zanganeh, D.D.S., MBA	3/24/2014	4/11/2010	-	9,375	(2)	9,375	(2)	-		-		$7.19	$1,001,250
	3/24/2014	12/1/2011	-	22,917	(3)	22,917	(3)	-		-		14.92	2,274,512
	3/24/2014	10/26/2012	-	29,167	(4)	29,167	(4)	-		-		61.60	1,782,104
	4/2/2014	4/2/2014	-	7,500	(5)	7,500	(5)	-		-		102.22	380,925

Manmeet S. Soni	3/24/2014	2/12/2013	-	9,375	(6)	9,375	(6)	-		-		70.37	522,750
	3/24/2014	8/16/2013	-	5,000	(7)	5,000	(7)	-		-		106.75	193,300
	3/24/2014	2/28/2014	-	1,667	(8)	1,667	(8)	-		-		138.66	85,283
	4/2/2014	4/2/2014	-	7,500	(5)	7,500	(5)	-		-		102.22	380,925
	3/24/2014	2/4/2014	-	-		-		5,867	(9)	-		-	667,979
	12/10/2014	7/22/2014	-	-		-		6,000	(10)	-		-	813,060

Shawn Tomasello	8/18/2014	n/a	-	-		-		-		100,000	(11)	121.89	5,798,690
	8/18/2014	n/a	-	-		-		62,500	(12)	-		-	7,618,125

Heow Tan	3/24/2014	5/7/2012	-	25,000	(13)	25,000	(13)	-		-		27.05	2,196,250
	3/24/2014	10/26/2012	-	14,583	(14)	14,583	(14)	-		-		61.60	891,021
	4/2/2014	4/2/2014	-	5,625	(5)	5,625	(5)	-		-		102.22	285,694

Paula Boultbee	3/24/2014	4/17/2012	-	50,000	(15)	50,000	(15)	-		-		25.94	4,443,000

(1)
The exercise price for options with performance conditions is the closing market price of the Company’s Common Stock on the date the Compensation Committee took formal action to grant the options. The accounting grant date is deemed the date annual performance conditions were established and communicated, at which time the options were considered granted under ASC 718.

(2)
The amounts shown reflect estimated payouts of performance-based stock options for 25% of the fourth annual vesting tranche of the four-year performance period beginning in fiscal 2010. Goals for 25% of the fourth year tranche were set during the year ended December 31, 2014.

(3)
Of the amounts shown, 5,729 shares reflects estimated payouts of performance-based stock options for 25% of the second annual vesting tranche of the four-year performance period beginning in fiscal 2012. The remaining 17,188 shares reflects estimated payouts of performance-based stock options for 75% of the third annual vesting tranche of the four-year performance period beginning in fiscal 2012. Goals for the remaining 25% of the third year tranche and the corresponding fair value were not established until the quarter ended March 31, 2015 and are excluded from the above table.

(4)
Of the amounts shown, 7,292 shares reflects estimated payouts of performance-based stock options for 25% of the second annual vesting tranche of the four-year performance period beginning in the 6 month transition period ended December 31, 2012. The remaining 21,875 shares reflects estimated payouts of performance-based stock options for 75% of the third annual vesting tranche of the four-year performance period beginning in the 6 month transition period ended December 31, 2012. Goals for the remaining 25% of the third year tranche and the corresponding fair value were not established until the quarter ended March 31, 2015 and are excluded from the above table.

(5)
The amounts shown reflect estimated payouts of performance-based stock options for 75% of the first annual vesting tranche of the four-year performance period beginning in fiscal 2014. Goals for 25% of the first year tranche were not established until the quarter ended March 31, 2015 and are excluded from the above table.

(6)
Of the amounts shown, 2,344 shares reflects estimated payouts of performance-based stock options for 25% of the second annual vesting tranche of the four-year performance period beginning in fiscal 2013. The remaining 7,031 shares reflects estimated payouts of performance-based stock options for 75% of the third annual vesting tranche of the four-year performance period beginning in fiscal 2013. Goals for the remaining 25% of the third year tranche and the corresponding fair value were not established until the quarter ended March 31, 2015 and are excluded from the above table.

(7)
Of the amounts shown, 2,917 shares reflects estimated payouts of performance-based stock options for 7/12 of the first annual vesting tranche of the four-year performance period beginning in fiscal 2013. The remaining 2,083 shares reflects estimated payouts of performance-based stock options for 5/12 of the second annual vesting tranche of the four-year performance period beginning in fiscal 2013. Goals for the remaining 7/12 of the second year tranche and the corresponding fair value were not established until the quarter ended March 31, 2015 and are excluded from the above table.

(8)
The amounts shown reflect estimated payouts of performance-based stock options for 10/12 of the first annual vesting tranche of the four-year performance period beginning in fiscal 2014. Goals for the remaining 2/12 of the first year tranche and the corresponding fair value were not established until the quarter ended March 31, 2015 and are excluded from the above table.

(9)
The amounts shown reflect estimated payouts of performance-based RSUs for 11/60 of the total 32,000 RSUs granted which vests 40% on the second anniversary of the award date, 40% on the fourth anniversary of the award date and 20% on the fifth anniversary of the award date. The amount shown reflects 5,867 shares of the total 12,800 shares for the first vesting tranche of the five-year performance period beginning in fiscal 2014 which vests on the second anniversary of the award date. Goals for the remaining 6,933 of the 12,800 shares in the first annual vesting tranche and the corresponding fair value were not established until the quarter ended March 31, 2015 and are excluded from the above table.

(10)	The amounts shown reflect estimated payouts of performance-based RSUs for 6,000 RSUs granted, which vested on March 3, 2015, upon the achievement of certain performance criteria.
(11)
The amounts shown reflect 100,000 time-based stock options granted to Ms. Tomasello upon the date of hire in August 2014. The option shares vest in a series of four equal and successive annual installments occurring on August 18, 2015, August 18, 2016, August 18, 2017 and August 18, 2018.

(12)
The amounts shown reflect 62,500 time-based RSUs granted to Ms. Tomasello upon the date of hire in August 2014. Of this amount, 12,500 RSUs vested on November 18, 2014 and the remaining RSUs will vest in the respective amounts of 16,666, 16,667 and 16,667 RSUs on the first, second and third anniversaries of the date of grant.

(13)
Of the amounts shown, 6,250 shares reflects estimated payouts of performance-based stock options for 25% of the second annual vesting tranche of the four-year performance period beginning in fiscal 2012. The remaining 18,750 shares reflects estimated payouts of performance-based stock options for 75% of the third annual vesting tranche of the four-year performance period beginning in fiscal 2012. Goals for the remaining 25% of the third year tranche and the corresponding fair value were not established until the quarter ended March 31, 2015 and are excluded from the above table.

(14)
Of the amounts shown, 3,646 shares reflects estimated payouts of performance-based stock options for 25% of the second annual vesting tranche of the four-year performance period beginning in the 6 month transition period ended December 31, 2012. The remaining 10,937 shares reflects estimated payouts of performance-based stock options for 75% of the third annual vesting tranche of the four-year performance period beginning in the 6 month transition period ended December 31, 2012. Goals for the remaining 25% of the third year tranche and the corresponding fair value were not established until the quarter ended March 31, 2015 and are excluded from the above table.

(15)
Of the amounts shown, 12,500 shares reflects estimated payouts of performance-based stock options for 25% of the second annual vesting tranche of the four-year performance period beginning in fiscal 2012. The remaining 37,500 shares reflects estimated payouts of performance-based stock options for 75% of the third annual vesting tranche of the four-year performance period beginning in fiscal 2012. Ms. Boultbee served as the Company's Executive Vice President of Sales and Marketing until May 20, 2014.

Outstanding Equity Awards at December 31, 2014

The following table provides information on the holdings of stock options and restricted stock units by the Company’s named executive officers at December 31, 2014. Each stock option and restricted stock unit grant is shown separately for each named executive.

		Option Awards					Stock Awards
	Grant Date	Number of securities underlying unexercised options - exercisable	Number of securities underlying unexercised options - unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option Exercise Price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert W. Duggan	-	-	-	-	$-	-	-	$-	-	$-

Mahkam Zanganeh, D.D.S., MBA	9/10/2008	48,219	-	-	2.30	09/10/2018	-	-	-	-
	3/3/2009	130,000	-	-	0.75	03/03/2019	-	-	-	-
	4/11/2010	144,069	-	-	7.19	04/11/2020	-	-	-	-
	6/2/2010	10,000	-	-	6.75	06/02/2020	-	-	-	-
	10/13/2010	30,000	-	-	7.69	10/13/2020	-	-	-	-
	10/14/2010	10,000	-	-	7.48	10/14/2020	-	-	-	-
	12/13/2010	25,000	-	-	5.81	12/13/2020	-	-	-	-
	12/1/2011(1)	54,167	17,188	28,645	14.92	12/01/2021	-	-	-	-
	10/26/2012(2)	41,667	21,875	36,458	61.60	10/26/2022	-	-	-	-
	4/2/2014(3)	-	7,500	32,500	102.22	04/02/2024	-	-	-	-

Manmeet S. Soni	10/26/2012(4)	10,250	8,750	-	61.60	10/26/2022	-	-	-	-
	2/12/2013(5)	11,250	7,031	11,719	70.37	02/12/2023	-	-	-	-
	8/16/2013(6)	5,000	2,083	12,917	106.75	08/16/2023	-	-	-	-
	2/28/2014(7)	-	1,667	6,333	138.66	02/28/2024	-	-	-	-
	4/2/2014(3)	-	7,500	32,500	102.22	04/02/2024	-	-	-	-
	2/4/2014(8)	-	-	-	-	-	-	-	32,000	3,912,320
	7/22/2014(9)	-	-	-	-	-	-	-	6,000	733,560

Shawn Tomasello	8/18/2014(10)	-	100,000	-	121.89	08/18/2024	-	-	-	-
	8/18/2014(11)	-	-	-	-	-	50,000	6,113,000	-	-

Heow Tan	5/7/2012(12)	26,304	18,750	31,250	27.05	05/07/2022	-	-	-	-
	10/26/2012(2)	20,833	10,937	18,230	61.60	10/26/2022	-	-	-	-
	4/2/2014(3)	-	5,625	24,375	102.22	04/02/2024	-	-	-	-

Paula Boultbee(13)		-	-	-	-	-	-	-	-	-

(1)
Option vested 4/48 on June 28, 2012, 11/48 on April 11, 2013 and 11/48 on April 11, 2014. The remaining options vest 11/48 on April 11, 2015 and 11/48 on April 11, 2016, subject to satisfaction of certain performance criteria with respect to each annual period.

(2)
Option vested 6/48 on April 11, 2013 and 14/48 on April 11, 2014. The remaining options vest 14/48 on April 11, 2015 and 14/48 on April 11, 2016, subject to the satisfaction of certain performance criteria with respect to each annual period.

(3)
Option vested 1/4 on April 2, 2015. The remaining options vest 1/4 on each of April 2, 2016, April 2, 2017 and April 2, 2018, subject to the satisfaction of certain performance criteria with respect to each annual period.

(4)	Option vested 12/48 on September 6, 2013. The remaining 36/48 is vesting evenly on a monthly basis from October 2013 until September 2016.
(5)
Option vested 3/48 on April 11, 2013, and 15/48 on April 11, 2014. The remaining options vest 15/48 on April 11, 2015 and 15/48 on April 11, 2016, subject to the satisfaction of certain performance criteria with respect to each annual period.

(6)
Option vested 1/4 on August 16, 2014 and the remainder will vest 1/4 on each of August 16, 2015, August 16, 2016 and August 16, 2017, subject to the satisfaction of certain performance criteria with respect to each annual period.

(7)	Option vests in four equal annual installments beginning February 28, 2015, subject to the satisfaction of certain performance criteria with respect to each annual period.
(8)
RSU vests 40% on the second anniversary of the award date, 40% on the fourth anniversary of the award date and 20% on the fifth anniversary of the award date, with the vesting of each such tranche subject to the satisfaction of certain performance criteria.

(9)	Upon the achievement of performance criteria, this RSU grant fully vested on March 3, 2015.
(10)	Option vests in a series of four equal and successive annual installments occurring on August 18, 2015, August 18, 2016, August 18, 2017 and August 18, 2018.
(11)
Represents RSUs; 12,500 of which vested on November 18, 2014, and the remaining RSUs shall vest in the respective amounts of 16,666, 16,667 and 16,667 RSUs on the first, second and third anniversaries of the grant date.

(12)	Option vests in four equal annual installments beginning April 11, 2013, subject to the achievement of certain performance criteria with respect to each annual period.
(13)	Ms. Boultbee served as the Company's Executive Vice President of Sales and Marketing until May 20, 2014.

Options Exercised and Stock Awards Vested in 2014

The following table sets forth the number of shares acquired and the value realized upon exercises of stock options and vesting of RSU’s during the fiscal year ended December 31, 2014 by each of our named executive officers.

	Option Awards		Stock Awards
	Number of shares acquired on exercise	Value realized on exercise (1) $	Number of shares acquired on vesting	Value realized on vesting $
Robert W. Duggan	-	$-	-	$-
Mahkam Zanganeh, D.D.S., MBA	42,482	5,439,911	-	-
Manmeet Soni	1,000	79,842	-	-
Shawn Tomasello	-	-	12,500	1,713,375
Heow Tan	12,196	1,166,220	-	-
Paula Boultbee(2)	87,500	7,235,481	-	-

(1)
Value realized on exercise is based on the fair market value of our common stock on the date of exercise minus the exercise price and does not necessarily reflect proceeds actually received by the named executive officer. The value realized on vesting of RSUs represents the number of shares vested multiplied by the closing per share price of our common stock on the date of vest.

(2)	Ms. Boultbee served as the Company’s Executive Vice President of Sales and Marketing until May 20, 2014.

DIRECTOR COMPENSATION

Cash Compensation

Until May 8, 2014, each non-employee director received $16,000 annual retainer for participation on the Board, payable in quarterly installments. Each non-employee director received $3,000 for each scheduled Board meeting attended in person, as well as $500 for each Board meeting attended via telephone and for each Board committee meeting attended in person or via telephone. The Chairman of the Audit Committee and each member of the Audit Committee members received annual payments of $4,000 and $2,000, respectively, payable in quarterly installments. The Chairman of each of the Compensation Committee and NCG Committee received annual payments of $2,000, payable in quarterly installments, and each other member of the Compensation Committee and NCG Committee received annual payments of $1,000, payable in quarterly installments. Board members may elect to receive their compensation in the form of fully vested non-qualified stock options with a face value equal to three (3) times the amount of cash compensation earned.

In May 2014, the Board approved a director’s compensation plan commencing with the Annual Meeting on May 8, 2014 under which each non-employee director will receive a $32,000 annual retainer for participation on the Board, payable in quarterly installments. Each non-employee director will receive $3,000 for each scheduled Board meeting attended in person, as well as $500 for each Board meeting attended via telephone and for each Board committee meeting attended in person or via telephone. The Chairman of the Audit Committee and each member of the Audit Committee will receive annual payments of $4,000 and $2,000, respectively, payable in quarterly installments. The Chairman of each of the Compensation Committee and NCG Committee will receive annual payments of $2,000, payable in quarterly installments, and each other member of the Compensation Committee and NCG Committee will receive annual payments of $1,000, payable in quarterly installments. Board members may elect to receive their compensation in the form of fully vested non-qualified stock options with a face value equal to three (3) times the amount of cash compensation earned.

Equity Compensation

Each non-employee Director received a grant to purchase 3,750 shares of the Company’s common stock on May 9, 2014 with an exercise price of one hundred percent (100%) of the fair market value on the date of grant (“Annual Option”). The Board may also consider an initial grant when a new director becomes a member of the Board.

All Director options granted after May 8, 2014 are subject to the terms and conditions of the 2014 Plan. All Director options granted prior to May 8, 2014 are nonstatutory stock options subject to the terms and conditions of the 2004 Plan. The Annual Options vest in equal monthly installments over twelve (12) months from the date of grant. Furthermore, the Annual Options vest only during the option holder’s service as a Board member; provided however, that the Compensation Committee has the power to accelerate the time during which an option granted to a Director may vest.

The Annual Options terminate upon the earlier of (i) ten (10) years after the date of grant or (ii) thirty-six (36) months after the date of termination of the option holder’s service as a Board member.

The following table sets forth the compensation earned or awarded to the Company’s non-employee directors during the fiscal year ended December 31, 2014:

	Fees Earned or
	Paid in Cash	Option Awards	Total
Current Directors:	($) (1)	($) (2)	($)
Robert W. Duggan	$-	$-	$-
Robert F. Booth, Ph.D.	-	240,203	240,203
Kenneth A. Clark	-	232,005	232,005
Eric H. Halvorson	-	243,699	243,699
Minesh P. Mehta, M.D.	-	230,977	230,977
David D. Smith, Ph.D.	-	238,826	238,826
Richard A. van den Broek	-	246,347	246,347

(1)
See the section entitled “Director Compensation - Cash Compensation”, above, for a description of the cash compensation program for the Company’s non-employee directors during the fiscal year ended December 31, 2014. Amounts earned in one year and paid in the following year are accounted for in the year earned. For fees earned during the year ended December 31, 2014, directors elected to receive option shares in lieu of such fees. The following directors received option shares in lieu of the fees set forth below:

Directors	Annual Retainer Fees Foregone(3)	Quarterly Fees Foregone(3)	Option Shares Received in Lieu of Cash	Option Shares Granted
Robert F. Booth, Ph.D.	$31,000	$15,000	1,272	5,022
Kenneth A. Clark	28,000	12,000	1,109	4,859
Eric Halvorson, J.D.	33,000	15,500	1,340	5,090
Minesh P. Mehta, M.D.	30,000	9,500	1,100	4,850
David D. Smith, Ph.D.	30,000	15,000	1,245	4,995
Richard A. van den Broek	33,000	17,500	1,392	5,142
	$185,000	$84,500	7,458	29,958

(2)
The amounts set forth under this column represent the aggregate grant date fair value of stock options earned in the fiscal year ended December 31, 2014 for financial reporting purposes under Statement of Financial Accounting Standards ASC Topic 718, “Stock Compensation,” disregarding the estimate of forfeitures. The Company’s methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 9 to its audited financial statements included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2014. See the section entitled “Director Compensation - Equity Compensation”, above, for a description of the Company’s cash compensation policy for non-employee directors and the specific terms of the stock options granted to the Company’s non-employee directors during the fiscal year ended December 31, 2014.

(3)	Amounts earned in one year and paid in the following year are accounted for in the year earned.

The grant date fair value of option awards earned or awarded to the Company’s non-employee directors during the fiscal year ended December 31, 2014 was as follows:

Directors	Grant Date		Grant Date Fair Value	Options Outstanding at 12/31/14
Robert F. Booth, Ph.D.	4/1/2014		$12,706
	5/9/2014		175,730
	7/1/2014		18,182
	10/1/2014		16,834
	1/2/2015	(1)	16,751
			$240,203	66,255

Kenneth A. Clark	4/1/2014		$10,271
	5/9/2014		175,730
	7/1/2014		15,738
	10/1/2014		15,226
	1/2/2015	(1)	15,040
			$232,005	24,355

Eric Halvorson, J.D.	4/1/2014		$14,136
	5/9/2014		175,730
	7/1/2014		18,868
	10/1/2014		17,531
	1/2/2015	(1)	17,434
			$243,699	31,168

Minesh P. Mehta, M.D.	4/1/2014		$8,312
	5/9/2014		175,730
	7/1/2014		17,453
	10/1/2014		16,834
	1/2/2015	(1)	12,648
			$230,977	29,909

David D. Smith, Ph.D.	4/1/2014		$12,336
	5/9/2014		175,730
	7/1/2014		17,839
	10/1/2014		16,513
	1/2/2015	(1)	16,408
			$238,826	181,822

Richard A. van den Broek	4/1/2014		$14,824
	5/9/2014		175,730
	7/1/2014		19,555
	10/1/2014		18,121
	1/2/2015	(1)	18,117
			$246,347	100,024

(1)   Options granted on January 2, 2015 represent amounts earned during the year ended December 31, 2014.

Subsequent to the year ended December 31, 2014, Dr. Booth was granted 10,000 RSU’s on January 22, 2015. The RSU’s vest 25% on each of February 28, 2016, February 28, 2017, February 28, 2018 and February 28, 2019 and have a total grant date fair value of $1.6 million (See Item 13. Certain Relationships and Related Transactions, and Director Independence).

See “Effect of the Offer and the Merger on Pharmacyclics Shares and Equity Awards” above for information about the treatment of Pharmacyclics shares and payments for equity awards held by non-employee directors, including information about the acceleration of equity awards, that would occur under the Merger Agreement with AbbVie.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The table below shows, as of December 31, 2014, information for all equity compensation plans previously approved by stockholders and for all compensation plans not previously approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (3)
Equity compensation plans approved by security holders (4)	5,241,852	$49.67	2,417,525
Equity compensation plans not approved by security holders	-	-	-
Total	5,241,852	$49.67	2,417,525

(1)	Includes 5,008,752 shares subject to outstanding options issuable under our 2014 Plan and 2004 Plan and 233,100 shares subject to outstanding RSUs issuable under our 2014 and 2004 Plan.
(2)	This weighted-average exercise price does not include outstanding restricted stock units.
(3)	Includes approximately 1,963,179 shares issuable under the Company’s 2014 Plan and 454,346 shares issuable under the Company’s Employee Stock Purchase Plan.
(4)	Includes our:
	•	2014 Plan
	•	2004 Plan
	•	Employee Stock Purchase Plan

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 31, 2015 by: (i) each stockholder who, based on publicly available records, is known by the Company to own beneficially more than five percent (5%) of the Company’s Common Stock; (ii) each current director and director nominee; (iii) each executive officer named in the “Summary Compensation Table” below (the “Named Executive Officers”); and (iv) all current directors and executive officers of the Company as a group. The address for each director and executive officer listed in the table below is c/o: Pharmacyclics, Inc., 995 East Arques Avenue, Sunnyvale, California 94085.

The following beneficial ownership information excludes any acceleration of vesting that is provided for in the Merger Agreement. See “Effect of the Offer and the Merger on Pharmacyclics Shares and Equity Awards” above for information about the treatment of Pharmacyclics shares and payments for equity awards.

	Beneficial Ownership (1)
Name	Number of Shares Beneficially Owned	Percent of Total Shares Outstanding
T. Rowe Price Associates, Inc. (2) 100 E. Pratt Street Baltimore, MD 21202	9,886,484	12.9%
Baker Bros. Advisors, LP (3) 667 Madison Avenue, 21st Floor New York, NY 10065	9,129,231	11.9%
Ameriprise Financial, Inc. (4) 145 Ameriprise Financial Center Minneapolis, MN 55474	4,968,834	6.5%
Janus Capital Management LLC (5) 151 Detroit Street Denver, CO 80206	4,873,223	6.3%
Robert W. Duggan (6)	13,599,690	17.7%
Robert F. Booth, Ph.D. (7)	60,549	*
Minesh P. Mehta, M.D. (8)	30,131	*
David D. Smith, Ph.D. (9)	185,110	*
Richard A. van den Broek (10)	125,952	*
Eric H. Halvorson (11)	26,474	*
Kenneth A. Clark (12)	15,619	*
Mahkam Zanganeh, D.D.S., MBA (13)	812,506	1.1%
Manmeet S. Soni (14)	26,471	*
Heow Tan (15)	97,290	*
Shawn Tomasello (16)	7,312	*
Paula Boultbee (17)	7,914	*
All current executive officers and directors as a group (11 persons) (18)	14,987,104	19.5%

* Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options which are vested and exercisable within sixty (60) days of the March 31, 2015, the date of this table. Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, all persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such holders. The percentages of beneficial ownership are based on 76,791,635 shares of Common Stock outstanding as of March 31, 2015, adjusted as required by rules promulgated by the Commission. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which such person or persons has the right to acquire within sixty (60) days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Derived from a Form 13G/A filed on February 13, 2015. These securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. (Price Associates) serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For the purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(3)	Derived from a Form 13G/A filed February 17, 2015.
(4)	Derived from a Form 13G filed February 17, 2015.
(5)	Derived from a Form 13G filed February 18, 2015.
(6)
Derived from a Form 5 dated February 11, 2015, adjusted for 152,635 shares gifted on March 13, 2015 and 4,785 shares gifted on March 17, 2015. Includes (i) 1,020,756 shares owned by Mr. Duggan’s spouse; (ii) 5,421 shares owned by Blazon Corp. (“Blazon”), as the sole stockholder of Blazon, Mr. Duggan may be deemed to beneficially own the shares owned by Blazon; (iii) 283,074 shares owned by MultiAccess Computing Corp. (“MultiAccess”), as the sole stockholder of MultiAccess, Mr. Duggan may be deemed to beneficially own the shares owned by MultiAccess, (iv) 161,760 shares held in irrevocable trusts for the benefit of Mr. Duggan’s children (for which neither Mr. Duggan nor any immediate family members of Mr. Duggan are trustees); (v) 42,020 shares directly owned by certain of Mr. Duggan’s children; and (vi) 170,379 shares held in managed accounts. Mr. Duggan disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(7)	Represents 60,549 shares that Dr. Booth has the right to acquire within 60 days of March 31, 2015 through the exercise of stock options.

(8)	Represents 30,131 shares that Dr. Mehta has the right to acquire within 60 days of March 31, 2015 through the exercise of stock options.

(9)	Includes 182,110 shares that Dr. Smith has the right to acquire within 60 days of March 31, 2015 through the exercise of stock options.

(10)
Includes 29,610 shares directly owned by HSMR Advisors, LLC, of which Mr. van den Broek is the managing partner. Also includes 96,342 shares that Mr. van den Broek has the right to acquire within 60 days of March 31, 2015 through the exercise of stock options.

(11)	Includes 25,474 shares that Mr. Halvorson has the right to acquire within 60 days of March 31, 2015 through the exercise of stock options.

(12)	Represents 15,619 shares that Mr. Clark has the right to acquire within 60 days of March 31, 2015 through the exercise of stock options.

(13)
Includes 75,363 shares that Dr. Zanganeh serves as a custodian for a minor child. Also includes 384,487 shares that Dr. Zanganeh has the right to acquire within 60 days of March 31, 2015 through the exercise of stock options.

(14)	Includes 25,860 shares that Mr. Soni has the right to acquire within 60 days of March 31, 2015 through the exercise of stock options.

(15)	Includes 89,524 shares that Mr. Tan has the right to acquire within 60 days of March 31, 2015 through the exercise of stock options.

(16)
Represents 7,312 shares owned by Ms. Tomasello as of March 31, 2015. Ms. Tomasello has the right to acquire zero shares within 60 days of March 31, 2015 through the exercise of stock options or vesting of restricted stock units based on the vest schedule of such stock-based awards.

(17)	Ms. Boultbee served as the Company’s Executive Vice President of Sales and Marketing until May 20, 2014.

(18)	Includes 910,096 shares in the aggregate that our current executive officers and directors have the right to acquire within 60 days of March 31, 2015 through the exercise of stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Support Agreement

Simultaneously with the execution and delivery of the Merger Agreement, Robert W. Duggan, the chairman and chief executive officer of Pharmacyclics, entered into a support agreement with AbbVie and the Offeror (the “Support Agreement”), pursuant to which Mr. Duggan has agreed, among other things, (i) to tender his shares of Pharmacyclics common stock to the Offeror pursuant to the offer and (ii) to cause certain Pharmacyclics stockholders affiliated with Mr. Duggan to tender their respective shares of Pharmacyclics common stock to the Offeror pursuant to the offer. As of March 31, 2015, Mr. Duggan and the affiliated Pharmacyclics stockholders subject to the support agreement collectively owned approximately 17.0% of the outstanding Pharmacyclics common stock. The Support Agreement terminates automatically, among other things, upon the termination of the Merger Agreement.

The foregoing summary is qualified in its entirety by reference to the complete text of the support agreement, which has been filed as Exhibit (e)(3) hereto and is incorporated herein by reference.

Director Independence

The Board has determined that, other than Mr. Duggan, all of the members of the Board during the fiscal year ended December 31, 2014 were “independent” as that term is defined in the Nasdaq Marketplace Rules. Mr. Duggan is not considered independent because he is an executive officer of the Company. The Board has further determined that each of Eric H. Halvorson, Richard A. van den Broek and Minesh P. Mehta, M.D., the members of the Company’s Audit Committee, satisfy the more restrictive independence requirements for Audit Committee members set forth in United States securities laws.

The Board considered that Mr. Clark, a director of the Company since November 2012, has been a member of the law firm Wilson Sonsini Goodrich & Rosati, PC (“WSGR”) since 1993. The Company retains WSGR as legal counsel for various matters, primarily consisting of intellectual property matters and matters related to the merger with AbbVie, Inc. (see above for “Agreement and Plan of Reorganization between Pharmacyclics, Inc. and AbbVie, Inc.”). During the period of January 1, 2015 through March 31, 2015, total fees billed to Company by WSGR were approximately $4.0 million. During the years ended December 31, 2014 and 2013, the Company made payments to WSGR of $3.7 million and $2.9 million, respectively. In addition, from the time that Mr. Clark was elected as a director on November 9, 2012 until December 31, 2012, the Company made payments to WSGR of approximately $0.4 million. The Company determined that such fees paid to WSGR in each of these periods were less than 5% of the recipient’s consolidated gross revenue and as such, determined that Mr. Clark is independent. As required under applicable Nasdaq Marketplace Rules, the Company’s independent directors meet regularly in executive session at which only they are present.

In January 2015, the Company entered into a six month consulting services agreement with Dr. Robert F. Booth, Ph.D., a member of its Board of Directors (the Consulting Agreement). In addition, on January 22, 2015, Dr. Booth was granted 10,000 RSUs which vest 25% on each of February 28, 2016, February 28, 2017, February 28, 2018 and February 28, 2019. The grant date fair value of the RSUs is $1.6 million based on the Company’s closing stock price on January 22, 2015. The Consulting Agreement provides for maximum payments to Dr. Booth of $0.1 million over the six month term and for the reimbursement of documented, authorized travel and out-of-pocket expenses. Following the grant of the RSUs, the Board determined Dr. Booth is no longer “independent” as that term is defined in the Nasdaq Marketplace Rules.

Our Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. During the fiscal year ended December 31, 2014, the Board held six meetings. All directors attended at least 75% of the aggregate of all meetings of our Board and of the committees on which they served during the fiscal year ended December 31, 2014.

Current committee membership is as follows:
Directors:	Board	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Robert W. Duggan	Chairman
Robert F. Booth, Ph.D.	Member			Chairman
Kenneth A. Clark	Member
Eric H. Halvorson	Member	Chairman	Member	Member
Minesh P. Mehta, M.D.	Member	Member
David D. Smith, Ph.D.	Member		Member	Member
Richard A. van den Broek	Member	Member	Chairman	Member

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed or to be billed by PricewaterhouseCoopers LLP for the following services during fiscal 2014 and 2013:

	Fiscal 2014	Fiscal 2013
Audit fees	$1,683,828	$1,569,810
Audit-related fees	–	–
Tax fees	31,620	318,983
All other fees	2,600	10,600
Total	$1,718,048	$1,899,393

In the above table, “audit fees” are fees for professional services for the audit of the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the fiscal year ended December 31, 2013, and review of financial statements included in its quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory and regulatory filings. For fiscal 2013, audit fees included fees for services rendered in connection with the Company’s secondary offering which closed in March 2013. “Audit-related fees” represent fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and that are not reported under the “audit fees” category. “Tax fees” are fees for tax compliance, tax advice and tax planning. All fees described above were approved by the Audit Committee, pursuant to the pre-approved policy described below.

Pre-Approval Policy and Procedures

In accordance with the Audit Committee charter, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the estimated fees and other terms of any such engagement. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services. The Audit Committee may elect to delegate pre-approval authority to one or more designated Committee members in accordance with its charter. The Audit Committee has delegated to Mr. Halvorson, as Chairman, the ability to pre-approve certain audit and non-audit services. The Audit Committee considers whether such audit or non-audit services are consistent with the SEC’s rules on auditor independence. The Audit Committee has considered whether the provision of the services noted above is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

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

See Index to Exhibits beginning on page 32.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 2015.

PHARMACYCLICS, INC.

By:	/s/ Robert W. Duggan
	Name:	Robert W. Duggan
	Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of April 2015.

By:	/s/ Robert W. Duggan	April 8, 2015
Robert W. Duggan, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Manmeet S. Soni	April 8, 2015
Manmeet S. Soni, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

By:	*	April 8, 2015
Robert F. Booth, Ph.D., Director

By:	*	April 8, 2015
Kenneth A. Clark, Director

By:	*	April 8, 2015
Eric H. Halvorson., Director

By:	*	April 8, 2015
Minesh P. Mehta, M.D., Director

By:	*	April 8, 2015
David D. Smith, Ph.D.

By:	*	April 8, 2015
Richard A. van den Broek

* By:	/s/ Manmeet S. Soni,	April 8, 2015
* Manmeet S. Soni, Attorney-in-fact

EXHIBITS INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Reorganization, dated as of March 4, 2015, by and among AbbVie Inc., Oxford Amherst Corporation, Oxford Amherst LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2015.

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

3.4
Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2015).

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
10.32
Termination Letter dated September 24, 2014, by and between the Company and Les Laboratoires Servier and Institut de Recherches Internationales Servier (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2014).

10.33**
Letter re: Servier’s Termination Commitments dated September 24, 2014, by and between the Company and Les Laboratoires Servier and Institut de Recherches Internationales Servier (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2014).

10.34	Offer Letter effective as of August 18, 2014 by and between the Company and Shawn Tomasello (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2014).
10.35	Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2015).
10.36
Form of the Company’s Change in Control and Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2015).

21.1	Subsidiaries of the Company (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2014).
23.1	Consent of Independent Registered Public Accounting Firm (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2014).
24.1	Power of Attorney (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2014).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer and Principal Financial Officer (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2014).
101.INS	XBRL Instance Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2014).

101.SCH	XBRL Taxonomy Extension Schema Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2014).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2014).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2014).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2014).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2014).

*   Confidential treatment has been granted as to certain portions of this agreement.
** Confidential treatment has been requested as to certain portions of this agreement.
+   Indicates a management contract or compensatory plan or arrangement.