Form 10-Q
period 2015-03-31
PHARMACYCLICS INC
filed 2015-05-04
CIK 949699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 24, 2015 there were 77,079,177 shares of the registrant's Common Stock, par value $0.0001 per share, outstanding.

PHARMACYCLICS, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$874,684	$845,035
Marketable securities	11,958	11,952
Accounts receivable, net	76,983	64,297
Receivable from collaboration partners	24,025	26,970
Inventory	49,025	34,446
Advances to manufacturers	1,149	12,288
Prepaid expenses and other current assets	39,953	20,571
Total current assets	1,077,777	1,015,559
Property and equipment, net	32,141	32,476
Intangible assets, net	8,550	8,730
Other assets	3,429	3,342
Total assets	$1,121,897	$1,060,107
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,889	$7,315
Accrued liabilities	95,439	88,279
Payable to collaboration partner	77,460	79,799
Income tax payable	53	70
Deferred revenue - current portion	18,797	18,773
Total current liabilities	194,638	194,236
Deferred revenue - non-current portion	32,757	34,885
Other long-term liabilities	1,836	1,821
Total liabilities	229,231	230,942
Commitments and contingencies (see Notes 3 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; shares issued and outstanding 76,791,635 and 75,933,661 at March 31, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	1,018,985	959,637
Accumulated other comprehensive loss	(2)	(8)
Accumulated deficit	(126,325)	(130,472)
Total stockholders’ equity	892,666	829,165
Total liabilities and stockholders’ equity	$1,121,897	$1,060,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Product revenue, net	$189,158	$56,179
Alliance revenue, net	12,525	—
Collaboration services and other revenue	4,089	3,198
License and milestone revenue	—	60,000
Total revenue	205,772	119,377
Costs and expenses:
Cost of goods sold	16,702	6,110
Research and development	49,377	35,292
Selling, general and administrative	49,505	34,715
Costs of collaboration (see Note 3)	86,228	25,035
Amortization of intangible assets (see Note 7)	179	—
Total costs and expenses	201,991	101,152
Income from operations	3,781	18,225
Interest income	167	80
Other income (expense), net	285	(42)
Income before income taxes	4,233	18,263
Income tax provision (benefit)	86	(12)
Net income	$4,147	$18,275
Net income per share:
Basic	$0.05	$0.24
Diluted	$0.05	$0.23
Weighted average shares used to compute net income per share:
Basic	76,205	74,754
Diluted	79,231	78,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$4,147	$18,275
Change in unrealized gain (loss) on marketable securities	6	(1)
Comprehensive income, net of tax	$4,153	$18,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHARMACYCLICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,147	$18,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,410	911
Stock-based compensation expense	23,496	12,986
Excess tax benefit from stock-based compensation arrangements	(18,021)	—
Income tax benefit from stock-based compensation arrangements	18,021	—
Provision for bad debts	(6)	—
Changes in assets and liabilities:
Accounts receivable	(12,680)	(15,969)
Receivable from collaboration partners	2,945	50,910
Inventory	(14,515)	(15,799)
Advances to manufacturers	11,139	5,478
Prepaid expenses and other assets	(19,367)	(2,564)
Accounts payable	(4,426)	(2,806)
Accrued liabilities	7,383	(7,046)
Payable to collaboration partner	(2,339)	14,502
Income taxes payable	(17)	(1,418)
Deferred revenue	(2,104)	(2,096)
Other long-term liabilities	15	96
Net cash provided by (used in) operating activities	(4,919)	55,460
Cash flows from investing activities:
Purchase of property and equipment	(1,119)	(6,211)
Purchase of marketable securities	(2,640)	(2,640)
Proceeds from maturities of marketable securities	2,640	2,880
Net cash used in investing activities	(1,119)	(5,971)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	18,226	5,180
Tax payments related to shares withheld for vested restricted stock units	(560)	—
Excess tax benefit from stock-based compensation arrangements	18,021	—
Net cash provided by financing activities	35,687	5,180
Increase in cash and cash equivalents	29,649	54,669
Cash and cash equivalents at beginning of period	845,035	623,956
Cash and cash equivalents at end of period	$874,684	$678,625
Supplemental disclosure of non-cash investing and financing activities:
Receivable for stock option exercises	$137	$5
Property and equipment purchases included in Accounts payable and Accrued liabilities	$793	$3,068

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
IMBRUVICA currently is approved for use in approximately 47 countries including the U.S., Canada, and the 28 member countries which comprise the European Union (EU).
IMBRUVICA first came to market on November 13, 2013, when it was approved by the U.S. Food and Drug Administration (FDA) under accelerated approval as a single agent for the treatment of patients with mantle cell lymphoma (MCL) who have received at least one prior therapy. Improvements in survival or disease symptoms have not been established. On February 12, 2014, the FDA approved IMBRUVICA under accelerated approval as a single agent for the treatment of patients with chronic lymphocytic leukemia (CLL) who have received at least one prior therapy. On July 28, 2014, IMBRUVICA received regular (full) FDA approval for the treatment of patients with CLL who have received at least one prior therapy, and for the treatment of CLL patients with deletion of the short arm of chromosome 17 (del 17p CLL), including treatment naive and previously treated del 17p patients. On October 17, 2014, the European Commission (EC) granted marketing approval for IMBRUVICA in the EU for the treatment of adult patients with relapsed or refractory MCL, or adult patients with CLL who have received at least one prior therapy, or in first line in the presence of 17p deletion or TP53 mutation in patients unsuitable for chemoimmunotherapy. On January 29, 2015, single-agent ibrutinib received regular (full) FDA approval for patients with Waldenström's macroglobulinemia (WM), and it is approved in all lines of therapy.
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
The interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with Article 10 of Regulation S-X which governs quarterly reporting and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of the Company's financial position, results of operations and cash flows in accordance with United States generally accepted accounting principles (GAAP). The December 31, 2014 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2014, but does not include all disclosures required by accounting principles generally accepted in the United States.
In the opinion of management, the unaudited financial information for the interim periods presented reflects all normal and recurring adjustments necessary for a fair statement of the results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Form 10-K for the year ended December 31, 2014. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Significant Accounting Policies

The Company's significant accounting policies were described in Note 2 to its consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no significant changes to the Company's accounting policies since December 31, 2014.
Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, marketable securities, accounts receivable and the receivable from collaboration partners. The Company places its cash and cash equivalents with high-credit quality financial institutions and invests in debt instruments of financial institutions, corporations and government entities with strong credit ratings. The Company's management believes it has established guidelines relative to credit quality, diversification and maturities that maintain safety and liquidity.
The Company sells IMBRUVICA to some customers who have in-house dispensing capabilities, specialty pharmacies (SP) that sell to individual patients, specialty distributors (SD) that sell to hospital pharmacies and other organizations that we have contracted with. The Company continuously monitors the creditworthiness of its customers and has internal policies regarding customer credit limits. The Company's policy is to estimate the allowance for doubtful accounts based on the credit worthiness of its customers, historical payment patterns, the aging of accounts receivable balances and general economic conditions. As of March 31, 2015 and December 31, 2014, the Company had no significant allowance for doubtful accounts. As of March 31, 2015, four individual customers accounted for 22%, 20%, 19% and 18% of gross accounts receivable. As of December 31, 2014, four individual customers accounted for 25%, 22%, 19% and 15% of gross accounts receivable.
Note 2 - Product Revenue, Net
Product revenue, net consists of revenue recorded from the sale of IMBRUVICA. The Company sells IMBRUVICA directly to some customers who have in-house dispensing capabilities, specialty pharmacies (SP) that sell to individual patients, specialty distributors (SD) that sell to hospital pharmacies and other organizations that the Company has contracted with.
The following table summarizes the provisions, and credits/payments, for product revenue, net of adjustments (in thousands):

Total
Balance as of December 31, 2014	$26,735
Provision related to current period product revenue	28,779
Credits/payments	(20,972)
Balance as of March 31, 2015	$34,542

Total
Balance as of December 31, 2013	$1,206
Provision related to current period product revenue	8,639
Credits/payments	(2,095)
Balance as of March 31, 2014	$7,750
The following table sets forth customers who represented 10% or more of the Company's product revenue, net for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
Customer	2015	2014
A	29%	29%
B	21%	19%
C	16%	12%
D	13%	8%
E	10%	13%
Note 3 - Collaboration and Other Agreements

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
The collaboration provides Janssen with an exclusive license to commercialize Licensed Products (as defined in the Agreement) outside of the U.S. (the "License Territory," "ex-U.S.") and co-exclusively with Pharmacyclics in the U.S. Both parties are responsible for the development, manufacturing and marketing of any products resulting from the Agreement. The Company continues to work with Janssen on protocols and the design, schedules and timing of trials.
The collaboration has no set duration or specific expiration date and provided for payments by Janssen to the Company of a $150.0 million non-refundable upfront payment upon execution, as well as potential future milestone payments of up to $825.0 million, based upon continued development progress ($250.0 million), regulatory progress ($225.0 million) and approval of the product in both the U.S. and the License Territory ($350.0 million). As of March 31, 2015, $605.0 million in milestone payments had been earned by the Company under the Agreement and it may receive up to an additional $220.0 million in development, regulatory and approval milestone payments. However, clinical development entails risks and the Company has no assurance as to whether or when the milestone targets might be achieved.
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
Under the Agreement, Excess Amounts will become payable to Janssen, together with interest, in calendar quarters subsequent to the three months ended March 31, 2015, which represented the Company's third profitable quarter for the collaboration. Excess Amounts are expected to become payable in subsequent quarters of profitability for the collaboration until the Excess Amounts and applicable interest has been fully repaid. As per the Agreement, within 30 business days after a change of control, Pharmacyclics shall reimburse Janssen for all outstanding Excess Amounts, together with interest.
As of March 31, 2015, total Excess Amounts were $139.2 million, which was comprised of the cumulative amount funded by Janssen to date of $134.3 million and interest of $4.9 million.
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
The Company has determined that the license represents a separate unit of accounting as the license has standalone value apart from the committee and development services because the development, manufacturing and commercialization rights conveyed would permit Janssen to perform all efforts necessary to bring the compound to commercialization and begin selling the drug upon regulatory approval. The Company has also determined that the committee and development services each represent individual units of accounting as they have standalone value from each other.  The Company has determined its best estimate of selling prices for the license unit of accounting based on the income approach as defined in ASC 820-10-35-32. This measurement is based on the value indicated by current estimates about those future amounts and reflects management determined estimates and assumptions. These estimates and assumptions include, but are not limited to, how a market participant would use the license, estimated market opportunity and expected market share and assumed royalty rates that would be paid for sales resulting from products developed using the license, similar arrangements entered into by third parties and entity-specific factors such as the terms of the Company's previous collaborative agreement, the Company's pricing practices and pricing objectives, the likelihood that clinical trials will be successful, the likelihood that regulatory approval will be received and that the products will become commercialized and the markets served. These estimates and assumptions led to an expected future cash flow which was discounted based on estimated weighted average cost of capital of 12% and royalty rates ranging from 30% to 40%. The Company has also determined its best estimate of selling prices for the committee and development services, based on the nature of the services to be performed and estimates of the associated effort as well as estimated market rates for similar services. The arrangement consideration of $150.0 million was allocated to the units of accounting based on the relative selling price method.
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
Pre-tax Profit (Loss) Under the Agreement
On a worldwide basis, Pharmacyclics' share of total pre-tax profit (loss) under the Agreement was calculated as follows:

	Three Months Ended
	March 31,
	2015	2014
50% of Pharmacyclics' U.S. product revenue, net	$94,579	$28,090
Less: 50% of Pharmacyclics' U.S. cost of goods sold	(8,351)	(3,055)
Pharmacyclics' share of U.S. net product revenue less cost of goods sold	86,228	25,035
Less: Pharmacyclics' share of U.S. commercial expenses under the Agreement	(15,083)	(14,593)
Pharmacyclics' share of U.S. pre-tax profits from the commercialization of IMBRUVICA under the Agreement	71,145	10,442
Add: Pharmacyclics' share of ex-U.S. pre-tax commercial profit (loss) under the Agreement (1)	12,525	(3,572)
Pharmacyclics' share of worldwide pre-tax profits from the commercialization of IMBRUVICA under the Agreement	83,670	6,870
Less: Pharmacyclics' share of worldwide R&D expenses under the Agreement	(27,332)	(24,402)
Total pre-tax profit (loss) under the Agreement	$56,338	$(17,532)
(1) For the three months ended March 31, 2015, the Company's share of ex-U.S. pre-tax commercial profit under the Agreement was classified as alliance revenue, net in the condensed consolidated statements of operations. For the three months ended March 31, 2014, the Company's share of ex-U.S. pre-tax commercial loss under the Agreement was classified within selling, general and administrative expenses in the condensed consolidated statements of operations.
For the three months ended March 31, 2015 and 2014, the Company's total share of costs under the Agreement did not exceed the $50.0 million annual cap provided for in the Agreement. As such, no Excess Amounts were recorded for the three months ended March 31, 2015 or the three months ended March 31, 2014.
Collaboration Services and Milestone Revenue
Total collaboration services and milestone revenue recognized with respect to the Agreement consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Collaboration services and other revenue	$4,089	$3,135
License and milestone revenue	—	60,000
Total	$4,089	$63,135
Collaboration services and other revenue for the three months ended March 31, 2015 included revenue related to committee and development services under the Agreement and net income from the sale of the Company's product to Janssen. For the three months ended March 31, 2014, collaboration services and other revenue included revenue related to committee and development services under the Agreement.
For the three months ended March 31, 2014, the Company recognized $60.0 million of milestone revenue under its collaboration agreement with Janssen as a result of the FDA approval of IMBRUVICA as a single agent for the treatment of patients with chronic lymphocytic leukemia ("CLL") who have received at least one prior therapy.
As of March 31, 2015, total deferred revenue related to committee and development services under the Agreement with Janssen was $43.9 million, of which $32.8 million was included in deferred revenue non-current portion.
Janssen Collaboration Cost Sharing
The Company recognized development costs under the collaboration as a component of research and development expense in the condensed consolidated statements of operations. For the three months ended March 31, 2015, the Company recognized certain selling, general and administrative expenses under the collaboration, including marketing costs and patent costs as a component of selling, general and administrative in the condensed consolidated statements of operations. For the three months ended March 31, 2014, the Company recognized certain selling, general and administrative expenses under the collaboration, including marketing costs, patent costs and the Company's share of ex-U.S. IMBRUVICA pre-tax commercial loss as a component of selling, general and administrative in the condensed consolidated statements of operations. Expenses which were charged to the collaboration for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Collaboration expenses, unadjusted	$37,590	$32,365
Increase (decrease) for cost sharing	(10,258)	(7,963)
Research and development, net	$27,332	$24,402

Collaboration expenses, unadjusted	$20,730	$18,220
Increase (decrease) for cost sharing	(5,647)	(55)
Selling, general and administrative, net	$15,083	$18,165
As of March 31, 2015, the Company had $24.0 million receivable from Janssen which primarily was related to ex-U.S. commercial profits net of ex-U.S. commercial and research and development costs under the Agreement. As of December 31, 2014, the Company had $27.0 million receivable from Janssen, which consisted primarily of a milestone of $20.0 million, $3.9 million related to material and product sales and $1.7 million related to value added taxes. The receivable from Janssen is included within receivable from collaboration partners on the condensed consolidated balance sheets.
As of March 31, 2015, the Company had $77.5 million payable to Janssen which primarily consisted of amounts due for Janssen's share of U.S. pre-tax commercial profits. As of December 31, 2014, the Company had $79.8 million payable to Janssen, of which $76.7 million was related to Janssen's share of pre-tax commercial profits, $2.8 million was related to cost-sharing under the Agreement and $0.3 million was related to value added taxes. The payable to Janssen is included within payable to collaboration partner on the condensed consolidated balance sheets.
Collaboration and License Agreement with Servier
In April 2009, the Company entered into a collaboration and license agreement with Servier to research, develop and commercialize pan-HDAC compounds, including abexinostat (PCI-24781), which is an orally active, novel, small molecule inhibitor of pan-HDAC enzymes. Under the terms of the agreement, Servier acquired the exclusive right to develop and commercialize the pan-HDAC inhibitor product worldwide except for the United States. In September 2014, the Company concluded its collaboration and license agreement with Servier under which Servier had acquired the exclusive right to develop and commercialize the pan-HDAC inhibitor product worldwide except for the U.S. and its possessions. The Company continued to own all rights within the U.S. The Company and Servier terminated the collaboration and license agreement effective November 23, 2014. Upon the termination of the agreement, Servier’s rights to ex-U.S. development and commercialization of the Company's pan-HDAC inhibitor compounds were returned to Pharmacyclics, giving the Company full global development and commercialization rights.
Total revenue recognized with respect to the Company's collaboration and license agreement with Servier for the three months ended March 31, 2014 was $0.1 million.
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
On June 28, 2013, the Company entered into an amended and restated license agreement with Novo Nordisk to expand the scope of the license granted by the Company to Novo Nordisk in October 2012. Under the amended and restated license agreement with Novo Nordisk, the Company has no additional obligations related to the delivery of the license. Under the amended and restated license agreement, upon a Pharmacyclics change of control, Novo Nordisk may, in its sole discretion, terminate or suspend all development reporting obligations of Novo Nordisk to Pharmacyclics.
The Company recognized no revenue related to the Novo Nordisk agreement for three months ended March 31, 2015 and the three months ended March 31, 2014.
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
In addition to the milestone payments, the Company is required to make single-digit royalty payments based on annual sales of IMBRUVICA and would be required to make single-digit royalty payments based on annual sales of drugs commercialized from the Company's HDAC inhibitor, Factor VIIa inhibitor and certain other BTK inhibitor programs. For the three months ended March 31, 2015 and 2014, the Company recognized royalty expense under the Celera agreement of approximately $11.8 million and $3.9 million, respectively, on net product sales of IMBRUVICA in the United States. Royalty expense related to net product sales of IMBRUVICA is included within cost of goods sold in the condensed consolidated statement of operations.
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
Note 4 - Inventory
Inventories consist of raw materials, work-in-process and finished goods related to the production of IMBRUVICA. Raw materials include ibrutinib active pharmaceutical ingredient (API). Work-in-process includes third-party manufacturing and associated labor costs relating to the Company’s personnel involved in the production process. Included in inventories are raw materials and work-in-process that may be used as clinical products, which are charged to research and development expense when the product enters the research and development process.
The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$15,415	$—
Work-in-process	26,730	27,591
Finished goods	6,880	6,855
	$49,025	$34,446
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
The fair value of the Company's financial assets and liabilities is determined by using three levels of input which are defined as follows:
Level 1 - Quoted prices in active markets for identical assets or liabilities. At March 31, 2015, the Company's Level 1 assets were comprised of money market funds.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's short-term investments primarily utilize broker quotes in markets with infrequent transactions for valuation of these securities. At March 31, 2015, the Company's Level 2 assets were comprised of FDIC insured certificates of deposit.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At March 31, 2015, the Company did not hold any Level 3 assets.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The following is a summary of the Company's available-for-sale securities at March 31, 2015 and December 31, 2014, respectively (in thousands):

As of March 31, 2015	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Certificates of deposit – FDIC insured	$11,960	$—	$(2)	$11,958
Total marketable securities	$11,960	$—	$(2)	$11,958

As of December 31, 2014	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Certificates of deposit – FDIC insured	$11,960	$—	$(8)	$11,952
Total marketable securities	$11,960	$—	$(8)	$11,952
At March 31, 2015, the Company's marketable securities had the following remaining contractual maturities (in thousands):

	Amortized Cost	Estimated Fair Value
Less than one year	$11,960	$11,958
The following table sets forth the basis of fair value measurements for the Company's cash equivalents and available-for-sale securities as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
Money market funds	$376,585	$—	$—	$376,585
Marketable securities:
Certificates of deposit - FDIC insured	—	11,958	—	11,958
	$376,585	$11,958	$—	$388,543

	December 31, 2014
	Level 1	Level 2	Level 3	Fair value
Cash equivalents:
Money market funds	$373,119	$—	$—	$373,119
Marketable securities:
Certificates of deposit - FDIC insured	—	11,952	—	11,952
	$373,119	$11,952	$—	$385,071
There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2015.
Note 6 – Balance Sheet Components
Property and equipment, net, consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Equipment	$20,075	$13,363
Leasehold improvements	21,677	9,951
Furniture and fixtures	1,278	1,278
Construction in progress	1,691	19,461
	44,721	44,053
Less: Accumulated depreciation and amortization	(12,580)	(11,577)
	$32,141	$32,476
Accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued discounts and rebates	$25,463	$18,125
Accrued payroll and employee related expenses	19,941	19,645
Accrued clinical related	17,461	14,806
Accrued royalty to Celera (see Note 3)	14,924	10,646
Accrued outside services	7,254	5,114
Accrued value added taxes	1,357	7,395
Accrued contract manufacturing	1,355	2,380
Accrued other	7,684	10,168
	$95,439	$88,279
Deferred revenue consists of the following (in thousands):

Current portion:	March 31,	December 31,
	2015	2014
Deferred revenue related to the Agreement (see Note 3)	$11,172	$11,656
Deferred revenue from sales to collaboration partner	7,625	7,117
	$18,797	$18,773

Non-current portion:	March 31,	December 31,
	2015	2014
Deferred revenue related to the Agreement (see Note 3)	$32,757	$34,885
Note 7 – Intangible Assets
On April 15, 2014, the Company entered into an agreement with a third party to acquire technology assets in the amount of $9.3 million in cash. The Company is amortizing the technology assets over an estimated life of 13 years which reflects the estimated remaining useful life of the technology assets. Amortization expense was $0.2 million for the three months ended March 31, 2015. Accumulated amortization as of March 31, 2015 was $0.7 million.
The following table presents the Company's estimate of amortization expense for the remainder of 2015 and the succeeding five fiscal years (in thousands):

Fiscal Year	Future Amortization of Intangible Assets
2015 (remaining 9 months)	$548
2016	728
2017	728
2018	728
2019	728
2020	728
Thereafter	4,362
Total	$8,550
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
For the three months ended March 31, 2015, the Company recorded an income tax expense of less than $0.1 million, compared to an income tax benefit of less than $0.1 million for the three months ended March 31, 2014. The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to a year to date benefit not expected to be realized under the application of the ASC No. 740-270, Income tax - Interim reporting (previously FIN 18, “Accounting for Income Taxes in Interim Period”). For the three months ended March 31, 2015, no tax benefit has been recorded under an effective tax rate method as no benefit is expected to be realized for the current year given the Company's full valuation allowance position and also based on the Company's estimate of a tax provision for the year ending December 31, 2015. For the three months ended March 31, 2015, the income tax provision was related to discrete items recorded in the period.
The Company recorded a full valuation allowance against all of its net deferred tax assets at both March 31, 2015 and December 31, 2014. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, should there be greater market demand for or greater market acceptance of IMBRUVICA than management has currently forecasted, there is a reasonable possibility that within the next year sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of its valuation allowance against its deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.
The total amount of the unrecognized tax benefits if recognized would be an adjustment to the amount of deferred tax assets reported. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no material assessments. In the event the Company receives an assessment for interest and/or penalties, it would be classified in the financial statements as income tax expense. As of March 31, 2015, all tax years in the U.S. remain open due to the taxing authorities' ability to adjust operating loss carry forwards. The Company does not expect any material changes to the unrecognized tax benefits reported above during the next 12 months. The Company is unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.
During the year ended December 31, 2013, the Company was notified by the Internal Revenue Service (IRS) that it will be audited for the tax years ended June 30, 2012 and 2011. As of March 31, 2015, no material adjustments have been proposed by the IRS.
Note 9 – Commitments and Contingencies
Facilities Lease
As of March 31, 2015, the Company leases 168,189 square feet for its corporate headquarters in Sunnyvale, California. Of this total space, 79,776 square feet are leased under an operating lease that expires in November 2017, with an option to extend the lease term for an additional five years. An additional 52,400 square feet are leased under an operating lease which expires in February 2023, which provides for an option to early terminate the lease in 2018 and an option to extend the lease term for an additional five years. In January 2015, the Company entered into a lease agreement for additional office space for its corporate headquarters in Sunnyvale, California for approximately 36,000 square feet with annual rental expense of $0.5 million under an operating lease that expires in May 2016. In addition, the Company leases approximately 8,000 square feet for its Pharmacyclics Switzerland GmbH office under an agreement that expires in May 2015 and approximately 7,000 square feet of office space in South San Francisco, California under an agreement that expires in May 2015. In February 2015, the Company entered into a lease agreement for approximately 10,000 square feet of office space in South San Francisco, California, with annual rental expense of $0.4 million under an operating lease, expiring in February 2017.
The Company recognizes rental expense on the facilities on a straight-line basis over the lease term. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. As of March 31, 2015, the Company's future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Fiscal year	Operating Lease Commitments
2015 (remaining 9 months)	$2,376
2016	2,752
2017	2,143
2018	857
2019	882
2020	909
Thereafter	1,981
Total	$11,900
Purchase Commitments
The Company had non-cancelable purchase obligations for approximately $76.8 million and $85.9 million as of March 31, 2015 and December 31, 2014, respectively.
Excess Amounts under collaboration and license agreement with Janssen
Under the Agreement, Excess Amounts will become payable to Janssen, together with interest, in calendar quarters subsequent to the three months ended March 31, 2015, which represented the Company's third profitable quarter for the collaboration. Excess Amounts are expected to become payable in subsequent quarters of profitability for the collaboration until the Excess Amounts and applicable interest has been fully repaid. As of March 31, 2015, total Excess Amounts were $139.2 million (which was comprised of the cumulative amount funded by Janssen to-date of $134.3 million and interest of $4.9 million).
Legal Proceedings
The Company is involved in various claims and legal proceedings, including the class actions suits described below. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. These accruals are adjusted periodically as assessments change or additional information becomes available. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, management does not believe any pending matter will be resolved in a manner that would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
In March 2015, four putative class action lawsuits were filed against the members of the Pharmacyclics board of directors and certain others (the Defendants) in the Superior Court of the State of California, Santa Clara County. Each alleges generally that the members of the Pharmacyclics board of directors breached their fiduciary duties in connection with AbbVie's offer to acquire all of the outstanding shares of Pharmacyclics and the Mergers by, among other things, (i) failing to maximize the value of Pharmacyclics to its public stockholders, (ii) ignoring or failing to protect against conflicts of interests and (iii) agreeing to unreasonable deal protection devices (see Note 14 for a brief discussion of AbbVie's offer and the Mergers). The plaintiffs seek, among other relief, equitable relief to enjoin consummation of the offer and the Mergers, rescission of the offer and the Mergers and/or rescissory damages, and attorneys' fees and costs.
On April 16, 2015, all parties to the shareholder suits entered into a Memorandum of Understanding ("MOU") to settle these lawsuits. The Defendants in the MOU have denied, and continue to deny, that any of them has committed, threatened to commit, or aided and abetted in the commission of, any wrongdoing, violations of law or breaches of duty to the plaintiffs, the class or anyone else in connection with the settled claims. The Company currently anticipates that the MOU will undergo judicial review for approval during the second half of 2015.
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
The computations of basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income	$4,147	$18,275
Denominator:
Weighted average common shares - basic	76,205	74,754
Effect of dilutive securities:
Employee stock options	2,806	3,306
Employee stock purchase plan	95	4
Restricted stock units	125	—
Weighted average common shares - diluted	79,231	78,064
Net income per share:
Basic	$0.05	$0.24
Diluted	$0.05	$0.23
Potentially dilutive securities excluded from net income per share - diluted because their effect is anti-dilutive	43	658

Note 11 - Stock-Based Compensation and Stockholders’ Equity
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
Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of goods sold	$425	$417
Research and development	10,432	5,535
Selling, general and administrative	12,639	7,034
Total stock-based compensation	$23,496	$12,986
The following table summarizes the Company's stock option activity for the three months ended March 31, 2015 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share
Balance at December 31, 2014	4,200	$43.50
Exercised	(855)	21.45
Granted	400	80.78
Forfeited	(35)	92.03
Balance at March 31, 2015	3,710	$52.13
The following table summarizes all of the Company's restricted stock unit activity for the three months ended March 31, 2015 (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	188	$115.32
Granted	174	159.26
Released	(6)	135.51
Forfeited	(4)	100.42
Balance at March 31, 2015	352	$136.82
The accounting grant date for employee stock options and restricted stock units with performance obligations is the date on which the performance goals have been defined and a mutual understanding of the terms has been reached. The Company's time-based stock option awards and restricted stock units typically vest over a four-year period subject to the employee’s continued service. The Company's performance-based stock options granted to executive officers typically vest over a four-year period. The Company's performance-based RSUs granted to executive officers generally vest over a period of one to five years. The vesting of the Company's performance-based stock options and RSUs is subject to the satisfaction of performance criteria established annually for such executive as determined by the Compensation Committee after reviewing the performance reports. The tables above exclude 0.4 million performance stock options and less than 0.1 million of performance based restricted stock units granted in current and prior fiscal years for which the performance criteria had not been established as of March 31, 2015.
 At March 31, 2015, 1.8 million shares were available for grant under the 2014 Plan.
There were no sales under the Employee Stock Purchase Plan (ESPP) during the three months ended March 31, 2015 and 2014. Shares available for future purchase under the ESPP were 0.5 million at March 31, 2015.
Additional paid-in capital increased by $59.3 million during the three months ended March 31, 2015 as a result of stock-based compensation of $23.6 million, the issuance of common stock upon the exercise of stock options of $18.3 million, the excess tax benefit from stock-based compensation arrangements of $18.0 million, which was partially offset by a $0.6 million reduction for tax payments related to shares withheld for vested RSUs.
Note 12 – Related Party Transactions
Kenneth A. Clark, a director of the Company since November 2012, is a member of the law firm of Wilson Sonsini Goodrich & Rosati (WSGR). The Company retains WSGR as legal counsel for various matters, primarily consisting of intellectual property matters and matters related to the pending Mergers with AbbVie, Inc. (see Note 14 for a brief discussion of the Mergers). During the three months ended March 31, 2015 and 2014, the Company made payments to WSGR of $0.9 million and $0.8 million, respectively. As of March 31, 2015 and December 31, 2014, $3.4 million and $1.3 million, respectively, was included in accrued liabilities in the condensed consolidated balance sheets for amounts due to WSGR.
In January 2015, the Company entered into a six month consulting services agreement with Dr. Robert Booth, a member of its Board of Directors (the Consulting Agreement). In addition, on January 22, 2015, Dr. Booth was granted 10,000 RSUs which vest over four years. The grant date fair value of the RSUs was $1.6 million based on the Company’s closing stock price on January 22, 2015. The Consulting Agreement provides for maximum payments to Dr. Booth of $0.1 million over the six month term and for the reimbursement of documented, authorized travel and out-of-pocket expenses. There were no payments made to Dr. Booth under the Consulting Agreement during the three months ended March 31, 2015.
Note 13 – Recent Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014, with early adoption permitted. The Company has adopted this new guidance which resulted in no impact on its consolidated financial statements.
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
Note 14 – Pending Agreement and Plan of Reorganization with AbbVie Inc.
On March 4, 2015, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with AbbVie Inc., a Delaware corporation (“AbbVie”), Oxford Amherst Corporation, a Delaware corporation and a direct wholly owned subsidiary of AbbVie (“Purchaser”) and Oxford Amherst LLC, a Delaware limited liability company and a direct wholly owned subsidiary of AbbVie (“Merger Sub 2” and, together with Purchaser, the “Merger Subs”).
Pursuant to the Merger Agreement, the Purchaser commenced a tender offer (the “Offer”) to purchase all of the Company's outstanding shares of common stock. Each share of the Company's common stock accepted by Purchaser in the Offer will be exchanged for the right to receive, at the election of each of the Company's stockholders, and subject to proration as described in the Merger Agreement:

•	$261.25 in cash; or

•	$261.25 worth of shares of common stock of AbbVie Inc.; or

•	$152.25 in cash and $109.00 worth of shares of common stock of AbbVie Inc.
The shares of AbbVie common stock to be issued will be valued at the 10-day volume weighted average sale price per share of AbbVie common stock for the ten trading days prior to the acceptance of the shares in the Offer as further described in the Merger Agreement and amendment thereto.

If the Offer is consummated, Purchaser will be merged into the Company, followed by a merger of the Company into Merger Sub 2 (the “Mergers”). All outstanding shares of the Company’s common stock which were not validly tendered in the Offer will be converted into the right to receive, at the election of each holder of such shares, and subject to proration as described in the Merger Agreement, the same consideration as set forth above.
The transaction is valued at approximately $21 billion, including consideration for settlement of the Company’s outstanding stock options and restricted stock units pursuant to the terms and conditions of the Merger Agreement.
The Merger Agreement contains certain termination rights for both the Company and AbbVie and further provides that the Company must pay AbbVie a termination fee of $680.0 million in cash upon termination of the Merger Agreement under specified circumstances. Furthermore, in connection with the entry into the Merger Agreement, the Company adopted the following: (i) a severance plan for each of its employees and (ii) amendments to its 2004 Plan and 2014 Plan, in accordance with the terms of the Merger Agreement.
The Merger Agreement and the consummation of the transactions contemplated thereby have been unanimously approved by the Company's board of directors, which has recommended that the Company's stockholders accept the Offer and tender their shares of the Company's common stock to Purchaser pursuant to the Offer.
Note 15 – Subsequent Event
On May 1, 2015, AbbVie announced that it has extended the expiration of the Offer (see Note 14) to 5 p.m., New York City time, on May 15, 2015. All other terms and conditions of the Offer remain unchanged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our interim financial statements and the related notes appearing at the beginning of this report. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Form 10-K filed with the Securities and Exchange Commission on February 18, 2015.
The following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events, such as our future clinical and product development, financial performance and regulatory review of our product candidates. Our actual results could differ materially from any future performance suggested in this report as a result of various factors, including those discussed elsewhere in this report, in our Form 10-K for the year ended December 31, 2014 and in our other Securities and Exchange Commission reports and filings. All forward-looking statements are based on information currently available to Pharmacyclics; and we assume no obligation to update such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.
Company Overview
We are a fully integrated biopharmaceutical company focused on developing and commercializing novel therapies for the treatment of cancer and immune-mediated diseases. We are currently an approximately 680-person company with in-house research and development (R&D), commercial and third-party contracted manufacturing capabilities and a growing U.S. footprint and global presence. Our goal is to make available therapies intended to improve quality of life, increase duration of life, and resolve serious unmet medical needs for patients. We will do this by identifying and controlling promising product candidates based on our scientific development and administrational expertise, developing our products in a rapid, cost-efficient manner, and by pursuing commercialization and/or development partners when and where appropriate. To that end, Pharmacyclics is at the forefront at transforming the speed by which innovative, high-quality medicines can advance from bench to bedside. Our first commercial product, IMBRUVICA® (ibrutinib), was developed and commercialized in 4.5 years from the start of its first clinical trial in 2009.
IMBRUVICA is a first-in-class, oral, once-daily, single-agent therapy which has demonstrated a survival advantage over an approved, standard-of-care therapy in a difficult-to-treat blood cancer. Ibrutinib inhibits a protein called Bruton's tyrosine kinase (BTK), a key signaling molecule in the B-cell receptor signaling complex that plays an important role in the survival and spread of malignant B-cells. Ibrutinib blocks signals that tell malignant B-cells to multiply and spread uncontrollably.
We market IMBRUVICA in the United States (U.S.) for our four FDA-approved indications for the treatment of patients with: chronic lymphocytic leukemia (CLL) who have received at least one prior therapy; all lines of CLL with deletion of the short arm of chromosome 17 (del 17p CLL); mantle cell lymphoma (MCL) who have received at least one prior therapy; and, all lines of Waldenström's macroglobulinemia (WM).
Accelerated approval was granted for the MCL indication based on overall response rate (ORR). Improvements in survival or disease symptoms have not been established. Continued approval for the MCL indication may be contingent upon verification of clinical benefit in confirmatory trials. IMBRUVICA is the only medicine approved to treat patients with del 17p CLL and WM.
Ibrutinib was one of the first medicines to receive FDA approval via the new Breakthrough Therapy Designation pathway, and is the only product to have received three Breakthrough Therapy Designations. In the U.S., IMBRUVICA received its first four FDA approvals in a period of less than 15 months, ranging from November 2013 through January 2015, echoing the same speed by which the product was developed (Ibrutinib Regulatory Updates below). IMBRUVICA currently is approved for use in approximately 47 countries including the U.S., Canada, and the 28 member countries which comprise the European Union (EU).
We believe that IMBRUVICA is helping to transform the management of blood cancers, and we are encouraged by the high clinical adoption rate we have seen in our approved indications. In fact, IMBRUVICA currently occupies the position of one of the most successful oncology drug launches in history based on launch revenue trajectories.
In commercial use and in the clinical trial setting, ibrutinib has demonstrated -- and continues to demonstrate -- a favorable efficacy, safety, toxicity, and durability of response profile. To date, over 6,100 patients have been treated in Company-sponsored ibrutinib trials conducted in over 35 countries involving more than 800 investigators. We are continuing to investigate how ibrutinib may benefit a broader group of patients in the future. Our development program has several clinical trials underway studying ibrutinib alone and in combination with other therapies in several blood cancers. Today, we are investigating ibrutinib in the following histologies: chronic lymphocytic leukemia (CLL), small lymphocytic lymphoma (SLL), MCL, WM, diffuse large B-cell lymphoma (DLBCL), follicular lymphoma (FL), multiple myeloma (MM), marginal zone lymphoma (MZL), acute lymphoblastic leukemia (ALL), acute myeloid leukemia (AML) and other forms of cancer. A clinical trial is also underway studying ibrutinib in Graft-versus-host disease (GvHD). In addition, we have begun the exploration of ibrutinib in select solid tumor types, including non-small cell lung, breast and pancreatic cancers. As of March 31, 2015, 13 Phase III trials have been initiated with ibrutinib and approximately 62 trials are registered on www.clinicaltrials.gov. Information found on this website is not incorporated by reference into this report.
We are conducting this research together with our partner Janssen Biotech Inc. and its affiliates (Janssen), one of the Janssen Pharmaceutical companies of Johnson & Johnson, under our 2011 worldwide collaboration and license agreement (the Agreement). However, we have formed a number of strategic collaborations with other world-class companies including Amgen Inc., AstraZeneca, Bristol-Myers Squibb Co., Celgene Corp., and F. Hoffmann-La Roche Ltd. (Roche) in order to explore the potential of IMBRUVICA as a combination agent and a backbone of therapy for certain blood and solid tumor cancers.
Together with our partner Janssen, we are jointly commercializing IMBRUVICA in the U.S. Janssen is commercializing IMBRUVICA outside the U.S.
In addition to ibrutinib, we have other product candidates in clinical development and several pre-clinical molecules in lead optimization. We will continue to pioneer research into the development of next-generation BTK inhibitors. Our pre-clinical molecules include BTK inhibitors for autoimmune disorders, such as rheumatoid arthritis. We remain committed to high standards of ethics, scientific rigor and operational efficiency throughout our development efforts.
Recent Corporate Updates
Pending Agreement and Plan of Reorganization with AbbVie Inc.
On March 4, 2015, we entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with AbbVie Inc., a Delaware corporation (“AbbVie”), Oxford Amherst Corporation, a Delaware corporation and a direct wholly owned subsidiary of AbbVie (“Purchaser”) and Oxford Amherst LLC, a Delaware limited liability company and a direct wholly owned subsidiary of AbbVie (“Merger Sub 2” and, together with Purchaser, the “Merger Subs”).
The Merger Agreement and the consummation of the transactions contemplated thereby have been unanimously approved by our board of directors (the “Pharmacyclics Board”), and the Pharmacyclics Board has resolved to recommend that our stockholders accept the Offer (as defined below) and tender their shares of our common stock to Purchaser pursuant to the Offer.

Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth in the Merger Agreement, on March 23, 2015, the Purchaser commenced a tender offer (the “Offer”) to purchase all of our outstanding shares of common stock. In the Offer, subject to the terms and subject to the conditions and limitations set forth in the Merger Agreement, each share of our common stock accepted by Purchaser will be exchanged for the right to receive, at the election of each of our stockholders, and subject to proration as described in the Merger Agreement:

•	$261.25 in cash (the “Cash Consideration”); or

•	$261.25 in Fair Market Value of Shares of Common Stock of AbbVie Inc.; or

•	$152.25 in cash and $109.00 in Fair Market Value of Shares of Common Stock of AbbVie Inc. (the “Mixed Consideration”).
The number of shares of our common stock that are exchanged for the Cash Consideration will be subject to proration in the event that our stockholders elect to receive the Cash Consideration with respect to an aggregate number of shares of our common stock in excess of (x) 58.3% of the sum of (A) the aggregate number of shares of our common stock tendered in the Offer (excluding shares that are to receive the Mixed Consideration and shares with respect to which no election is made) plus (B) all shares of our common stock with respect to which our stockholders who have properly exercised and perfected dissenters’ rights under the General Corporation Law of the State of Delaware (the “DGCL”) as of the expiration of the Offer (“Dissenting Shares”) minus (y) all Dissenting Shares. The number of shares of our common stock that are exchanged for the Stock Consideration will be subject to proration in the event that our stockholders elect to receive the Stock Consideration with respect to an aggregate number of shares of our common stock in excess of 41.7% of the sum of (A) the aggregate number of shares of our common stock tendered in the Offer (excluding shares that are to receive the Mixed Consideration and shares with respect to which no election is made) plus (B) all Dissenting Shares.
Following consummation of the Offer, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Purchaser will be merged with and into Pharmacyclics (the “First Merger”), with Pharmacyclics surviving the First Merger and (ii) immediately following the First Merger, Pharmacyclics will be merged with and into Merger Sub 2 (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub 2 surviving the Second Merger, such that following the Second Merger, the surviving entity in the Second Merger will be a wholly owned direct subsidiary of AbbVie. The First Merger will be governed by Section 251(h) of the DGCL. Accordingly, no vote of our stockholders will be required in connection with the First Merger.
The transaction is valued at approximately $21 billion, including consideration for stock options and restricted stock units. The Purchaser has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for the Purchaser to pay the aggregate Merger Consideration and all related fees and expenses. Consummation of the Mergers is subject to various customary closing conditions.
The Merger Agreement contains certain termination rights for both us and AbbVie and further provides that we must pay AbbVie a termination fee of $680.0 million in cash upon termination of the Merger Agreement under specified circumstances. Furthermore, in connection with the Mergers, we adopted the following: (i) a severance plan for each of our employees and (ii) amendments to our 2004 Plan and 2014 Plan, in accordance with the terms of the Merger Agreement.
On May 1, 2015, AbbVie announced that it has extended the expiration of the Offer to 5 p.m., New York City time, on May 15, 2015. All other terms and conditions of the Offer remain unchanged.
Clinical Development Overview
The table below summarizes our programs and clinical product candidates and their stage of development:

Product Candidates/Programs	Disease Indication	Development Status(1)
IMBRUTINIB BTK Inhibitor	• Chronic lymphocytic leukemia (CLL)	Multiple trials (Phase I, II, III) in
	• Small lymphocytic lymphoma (SLL)	treatment naive and in relapsed/
	• Mantle cell lymphoma (MCL)	refractory patients
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
Ibrutinib for Solid Tumors
Based on early data, ibrutinib demonstrates promise in its ability to inhibit growth of human epidermal growth factor receptor (HER-2) amplified breast cancer cells as a potent HER-2/epidermal growth factor receptor (EGFR). In addition, early data suggest that in combination with programmed death ligand 1 (PD-L1) inhibitors, ibrutinib enhances the checkpoint inhibitor’s ability to attack tumors and allow the immune response to fight the cancer. The provocative and enhanced effects observed in combination with various novel anti-cancer therapies, along with single-agent activity, has provided the basis for our further exploration of the utility of ibrutinib in solid tumors in several trials, which are being conducted through strategic clinical and drug supply collaborations with world-class companies.
BTK Inhibitor for Autoimmune Diseases
In animal models of RA, we have observed that once-daily oral administration of our proprietary BTK inhibitors lead to regression of established disease. Based on data from a study funded and conducted entirely by us, we reported that our BTK inhibitors reduce cytokine releases from human monocytes in cell culture and reduced inflammatory synovitis, pannus formation, synovial fluid cytokines, cartilage damage and bone erosion in mice with collagen-induced arthritis (Chang et al., ACR Annual Meeting Abstracts, 2010). Also in February the Company announced the completion of longer-term toxicology studies with its investigational Bruton’s tyrosine kinase (BTK) inhibitor in rheumatoid arthritis. Additional pre-clinical work is required before moving into Phase II.
Ibrutinib Recent Clinical Development Updates
In 2015, we have also provided updates on several of our clinical, non-clinical and pre-clinical ibrutinib programs at various scientific conferences including, The American Society for Blood and Marrow Transplantation’s (BMT) Tandem Meeting in San Diego, CA from February 11-15, 2015 and the Annual American Association of Cancer Research (AACR) Meeting in Philadelphia, PA from April 18-22, 2015. As a whole, these data further advance and support the clinical development plan for ibrutinib both as a single agent and as part of novel investigational combinations designed to improve the treatment of patients with liquid and solid tumors. Select data presented at two notable meetings are highlighted below:

In an oral session at the BMT Tandem Meeting, David B. Miklos, M.D., Ph.D., Medical Director of the Blood and Marrow Transplantation-Cellular Therapy Facility at the Stanford University Medical Center and Assistant Professor of Medicine at Stanford University, presented data showing ibrutinib was associated with an 88% overall response rate in 16 patients with R/R high-risk CLL who had experienced a median of five prior therapies. The median time on study was 23.3 months and the estimated median progression-free survival (PFS) at 24 months was 76.6%. All patients had previously undergone allogeneic stem cell transplant (allo-HCT), a procedure in which stem cells from one person are transplanted to another. This procedure is typically performed in high-risk CLL patients to restore healthy blood cells that have been damaged by disease or high doses of chemotherapy treatment. Patients who experience a relapse of CLL following allo-HCT often are difficult to treat with chemotherapy because they do not produce enough blood cells or develop post-transplant complications, such as infections or Graft versus Host Disease (GvHD), a life-threatening condition in which newly transplanted cells attack the patient’s body.
In a presentation at the AACR Meeting, investigator Laura Soucek, Ph.D., Vall d’Hebron Institute of Oncology (VHIO), Edifici Mediterrània, Hospital Vall d’Hebron, Barcelona, Spain, presented pre-clinical data which suggest that ibrutinib may be an effective therapeutic option for pancreatic ductal adenocarcinoma (PDAC) and was associated with potent anti-fibrotic activity and longer survival, as shown in both a transgenic mouse model and an in-vivo model of patient-derived xenograft (PDX) mice (grafts of tissue taken from a pancreatic cancer patient and grafted into a mouse). These results were published in the April 15th edition of Cancer Research.
In addition, an oral presentation by Steven Coutre, M.D., Professor of Medicine, Stanford University School of Medicine, at the AACR Meeting featured a data analysis from the Phase I/IIb PCYC-1102 study and the ongoing PCYC-1103 extension study in treatment-naïve and R/R patients (median of four prior therapies) with CLL or small lymphocytic lymphoma (SLL). The data demonstrated that patients who received ibrutinib 420 mg experienced a 91% (n=94) overall response rate and that 14% of all patients achieved a complete response to ibrutinib treatment. The median duration of response (DOR) and progression-free survival (PFS) were not yet reached and the estimated 30-month PFS rate was 96% in TN and 76% in R/R CLL patients with only one patient with previously untreated CLL experiencing disease progression during the follow-up.
Ibrutinib - Selected Clinical Trials
Chronic Lymphocytic Leukemia/ Small Lymphocytic Lymphoma (CLL/SLL)

•
RESONATE™ (PCYC-1112): Phase III trial of ibrutinib versus ofatumumab in patients with relapsed/refractory (R/R) CLL/SLL was initiated in the first quarter of 2012. This was a randomized, multi-center, open-label Phase III trial of ibrutinib administered as monotherapy. This 391-patient study met its primary endpoint of PFS, as well as a key secondary endpoint of OS at the pre-planned interim analysis in January 2014. This trial confirmed ibrutinib’s clinical benefit in CLL patients who have received one prior therapy, resulting in regular (full) FDA approval for this indication on July 28, 2014.

•
RESONATE™-17 (PCYC-1117): Open-label, single-arm, Phase II trial of ibrutinib as a single agent in patients with CLL who have deletion of chromosome 17p and who did not respond to or relapsed after at least one prior treatment (a high unmet need population) was initiated in the first quarter of 2013. The primary endpoint of the trial is ORR. This trial completed enrollment of 111 patients worldwide in the third quarter of 2013. Data were presented at the 56th Annual American Society of Hematology Meeting on December 9, 2014.

•
RESONATE™-2 (PCYC-1115): Phase III trial of ibrutinib versus chlorambucil in newly diagnosed elderly CLL/SLL patients was initiated in the first quarter of 2013. This is a randomized, multi-center, open-label trial of ibrutinib as a monotherapy versus chlorambucil in patients 65 years or older with treatment naïve CLL/SLL. The study design was agreed upon with the FDA under a Special Protocol Assessment (SPA). The primary objective of this trial is to demonstrate a clinically significant improvement in PFS when compared to chlorambucil. This trial completed enrollment of 273 patients worldwide in the first quarter of 2014.

•
ILLUMINATE (PCYC-1130): Phase III trial of ibrutinib in combination with obinutuzumab versus chlorambucil in combination with obinutuzumab in newly diagnosed CLL/SLL patients was initiated in the fourth quarter of 2014. This is a randomized, multi-center, open-label trial in patients 18 years or older with treatment naïve CLL/SLL. The primary objective of this trial is to demonstrate a clinically significant improvement in PFS when compared to chlorambucil plus obinutuzumab. The enrollment target of this study is 212 patients.

•
HELIOS (CLL3001): Phase III trial of ibrutinib in combination with bendamustine and rituximab in patients with R/R CLL/SLL was initiated in the third quarter of 2012. This is a randomized, multi-center, double-blinded, placebo-controlled trial of ibrutinib in combination with bendamustine and rituximab (BR) versus placebo in combination with BR in R/R CLL/SLL patients who have received at least one line of prior therapy. The primary objective of the trial is to demonstrate a clinically significant improvement in PFS when compared to BR. On March 16, 2015, the Company announced that the Data Monitoring Committee unanimously recommended the 578-patient study be unblinded based on statistically significant improvement in PFS in the ibrutinib arm, meeting the study’s primary endpoint.

•
BRILLIANCE (CLL3002): Phase III trial of ibrutinib versus rituximab in patients with R/R CLL/SLL was initiated in the fourth quarter of 2013. This is a randomized, open-label, multi-center study to evaluate the efficacy and safety of ibrutinib versus rituximab in adult Asia Pacific-region patients with R/R CLL or SLL with active disease requiring treatment, who have failed at least one prior line of therapy and who are not considered appropriate candidates for treatment or retreatment with purine analog-based therapy or combination chemoimmunotherapy. The primary objective of the trial is to demonstrate a clinically significant improvement in PFS. The enrollment target of this study is 150 patients.

•
LYM1002: Phase I/IIa trial of ibrutinib in combination with Bristol Myers Squibb’s nivolumab, a PD-1 checkpoint inhibitor (anti-PD-1 antibody), in R/R patients with high-risk CLL, FL or DLBCL was initiated in the first quarter of 2015. The purpose of this study is to determine the safety and to establish the recommended Phase II dose for the combination of ibrutinib and nivolumab. Once the dose is optimized, the combination will be assessed for preliminary activity and further safety in participants with CLL, FL or DLBCL. The enrollment target of this multi-center trial is 108 patients.

•
Third-party sponsored: Phase III trial of ibrutinib versus ibrutinib + rituximab versus bendamustine and rituximab (BR) in front-line newly diagnosed elderly (≥ 65 years of age) CLL/SLL patients (Alliance A041202) was initiated by the National Cancer Institute in the fourth quarter of 2013. This is a randomized, multi-center trial designed to evaluate the improvement in PFS of ibrutinib with or without rituximab versus BR. Secondary outcome measures include OS and duration of response. The enrollment target of this multi-center trial is 523 patients.

•
Third-party sponsored: Phase III trial in treatment-naive, young fit patients with CLL, comparing the combination of ibrutinib and rituximab to chemo immunotherapy of fludarabine, cyclophosphamide, and rituximab (FCR), (ECOG1912), was initiated by the Eastern Cooperative Oncology Group in the first quarter of 2014. This is a randomized trial designed to evaluate the improvement in PFS of ibrutinib with rituximab versus FCR. Secondary outcome measures include OS and adverse events. The enrollment target of this multi-center trial is 519 patients.

•
Third-party sponsored: Phase III trial in untreated, intermediate and high-risk patients with CLL, comparing ibrutinib monotherapy to placebo or no therapy, (CLL12), was initiated by the German Study Group in the first quarter of 2014. This is a randomized trial designed to evaluate the improvement in event-free survival (EFS) of ibrutinib versus watching and waiting. Secondary outcome measures include ORR and PFS. The enrollment target of this multi-center trial is 302 patients.

Mantle Cell Lymphoma (MCL)

•
RAY (MCL3001): Phase III trial of ibrutinib versus temsirolimus in R/R MCL patients was initiated in the fourth quarter of 2012. This is a randomized, multi-center, open-label trial of single agent ibrutinib versus temsirolimus in R/R MCL patients who received at least one prior rituximab-containing chemotherapy regimen. The primary endpoint of this trial is PFS. This ex-U.S. study completed enrollment of 280 patients in the fourth quarter of 2013.

•
SHINE (MCL3002): Phase III trial of ibrutinib in combination with bendamustine and rituximab (BR) in newly diagnosed elderly MCL patients was initiated in the second quarter of 2013. This is a randomized, multi-center, double-blinded, placebo-controlled trial of ibrutinib plus BR versus placebo plus BR in patients 65 years or older with newly diagnosed MCL. The primary endpoint of the trial is PFS. The enrollment target of this global study is 520 patients.

Waldenstrom's Macroglobulinemia (WM)

•
INNOVATE (PCYC-1127): Phase III trial of ibrutinib or placebo in combination with rituximab in untreated and previously treated patients with WM was initiated in the second quarter of 2014. This is a randomized, multi-center, double-blinded, placebo-controlled trial of ibrutinib. The primary outcome measure of this trial is PFS. Secondary outcome measures include ORR, time to next treatment, OS, and the number of participants with AEs as a measure of safety and tolerability within each treatment arm. The enrollment target of this study is 180 patients.

Diffuse Large B-cell Lymphoma (DLBCL)

•
PHOENIX (DBL3001): Phase III trial of ibrutinib in combination with rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone (R-CHOP) in patients with newly diagnosed non-GCB subtype of DLBCL was initiated in the third quarter of 2013. This is a randomized, multi-center, double-blinded, controlled trial of ibrutinib plus R-CHOP versus R-CHOP in patients with newly diagnosed non-GCB subtype DLBCL. The primary endpoint of the trial is to demonstrate a clinically significant improvement in EFS when compared to R-CHOP. The enrollment target of this global study is 800 patients.

•
PCYC-1123: Phase Ib/II randomized, multi-center, open-label, study of ibrutinib, in combination with lenalidomide with or without rituximab in R/R patients with DLBCL was initiated in the first quarter of 2014. The primary endpoint of the Phase IIb portion of this study is maximum tolerated dose of the investigational combination regimen and the primary endpoint of the Phase II portion is ORR. The enrollment target of this study is 130 patients.

•
PCYC-1124: Phase Ib/II randomized, multi-center, open-label, study of ibrutinib, in combination with dose adjusted EPOCH-R in R/R patients with DLBCL was initiated in the second quarter of 2014. The primary endpoint of the Phase IIb portion of this study is maximum tolerated dose of the investigational combination regimen and the primary endpoint of the Phase II portion is ORR. The enrollment target of this study is 56 patients.

Follicular Lymphoma (FL)

•
PCYC-1125: Phase II multi-center, open-label, trial of ibrutinib, in combination with rituximab in previously untreated patients with FL was initiated in the fourth quarter of 2013. The primary endpoint of this study is ORR. The enrollment target of this study is 80 patients.

•
DAWN (FLR2002): Phase II trial of ibrutinib in patients with R/R FL was initiated in the second quarter of 2013. This is a multi-center, open-label, single-arm, global trial of ibrutinib in patients with chemoimmunotherapy-resistant FL, whose disease has relapsed from at least two prior lines of therapy, including at least one rituximab combination chemotherapy regimen. The primary endpoint of this trial is ORR. This trial completed enrollment of 111 patients worldwide in the second quarter of 2014.

•
SELENE (FLR3001): Phase III trial of ibrutinib in patients with R/R FL and marginal zone lymphoma (MZL) was initiated in the first quarter of 2014. This is a randomized, multi-center, placebo-controlled trial in combination with either BR or R-CHOP in patients with previously treated iNHL. The primary endpoint of this study is PFS. The enrollment target of this global study is 400 patients.

Marginal Zone Lymphoma (MZL)

•
PCYC-1121: Phase II trial of ibrutinib in patients with R/R MZL was initiated in the fourth quarter of 2013. This is a multi-center, open-label study to evaluate the safety and efficacy of single agent ibrutinib in patients with R/R MZL. The primary endpoint of this trial is ORR and the enrollment target of this study is 60 patients.

Multiple Myeloma (MM)

•
PCYC-1111: Phase II trial of ibrutinib in patients with R/R MM was initiated in the first quarter of 2012. This is a Phase II, multi-center, open-label trial designed to assess the safety and efficacy of ibrutinib as a single agent and in combination with dexamethasone in patients with R/R MM. Data was presented at the 56th Annual ASH Meeting on December 6, 2014. The clinical development focus of this indication is with ibrutinib-based combination therapies.

•
PCYC-1119: Phase I/IIb study of ibrutinib in combination with carfilzomib in patients with R/R MM was initiated in the third quarter of 2013. The Phase I portion of this study is a dose escalation study designed to assess the safety and recommended Phase IIb dose of ibrutinib and carfilzomib. The Phase IIb portion will be a randomized, double-blind, placebo controlled study to evaluate the efficacy of ibrutinib and carfilzomib versus carfilzomib and placebo. The primary endpoint of the Phase IIb portion of the study is PFS. The enrollment target of this study is 176 patients.

Graft versus Host Disease (GvHD)

•
PCYC-1129: Phase Ib/II study of ibrutinib in patients with steroid dependent or refractory chronic GvHD was initiated in the third quarter of 2014. This is a multi-center, open-label study designed to assess the safety and efficacy of ibrutinib as a single agent. The Phase I portion of the study identified 420 mg as the recommended Phase II dose. The Phase II portion of the study has a primary outcome measure of overall GvHD response rate. The enrollment target of this study is 39 patients.

Acute Lymphoblastic Leukemia (ALL)

•
Third-party sponsored: Phase II trial of ibrutinib in patients with R/R ALL was initiated by the National Cancer Institute in the second quarter of 2014. This is an open-label trial designed to assess the efficacy of ibrutinib as a single agent. The primary endpoints of this trial are ORR and OS. The enrollment target of this study is 20 patients.

Acute Myeloid Leukemia (AML)

•
PCYC-1131: Phase II trial of ibrutinib in patients with AML who have failed standard treatment, or patients without prior therapy who refuse standard chemotherapy with or without low dose cytarabine was initiated in the first quarter of 2015. This is a multi-center, open-label trial designed to assess the safety and efficacy of ibrutinib as a single agent and in combination. The primary endpoints of this trial are complete response (CR) or incomplete blood count recovery and safety with secondary endpoints being relapse-free survival, event-free survival, OS and clinical benefit rate. The enrollment target of this study is 67 patients.

Solid Tumors

•
PCYC-1135: Phase I/II study of ibrutinib in combination with an investigational programmed death ligand 1 (PD-L1) inhibitor (MEDI4736) in patients with R/R non-small cell lung cancer, pancreatic cancer, or breast cancer was initiated in the first quarter of 2015. This is a multi-center, open-label trial designed to assess the safety and efficacy of ibrutinib in combination with MEDI4736. The primary endpoint of the Phase I portion is to examine the safety and tolerability of the combination and to find the recommended Phase II dose. The primary endpoint of the Phase II portion is to examine the efficacy of the combination as assessed by ORR. The enrollment target of this study is up to 160 patients.

•
Third-party sponsored: Phase II trial of single agent ibrutinib in patients with R/R epidermal growth factor receptor mutant NSCLC who have failed a tyrosine kinase inhibitor. The primary endpoint of this trial is ORR. The enrollment target of this study is 38 patients.

Ibrutinib Regulatory Updates
In October 2014, a supplemental New Drug Application was submitted to the FDA based on data evaluating the use of ibrutinib in patients with WM, a rare type of B-cell lymphoma. On January 29, 2015, single-agent ibrutinib received regular (full) FDA approval as the first and only treatment for patients with WM, and it is approved in all lines of therapy. This is the fourth indication for ibrutinib, which received FDA Breakthrough Therapy Designation for this indication in February 2013.
The European Commission (EC) granted marketing authorization (approval) for ibrutinib throughout the 28 member states of the EU on October 21, 2014 for the treatment of patients with R/R MCL, patients with CLL who have received at least one prior therapy, or in first line in the presence of 17p deletion or TP53 mutation in patients unsuitable for chemoimmunotherapy. On December 1, 2014, the European Medicines Agency (EMA) accepted a Type II variation application for ibrutinib for a potential label expansion for ibrutinib in the EU for the treatment for patients with WM. If approved, ibrutinib would be the first medicinal product authorized to treat WM in all 28 member states.
The FDA granted accelerated approval for single-agent ibrutinib on February 12, 2014 for the treatment of patients with CLL who have received at least one prior therapy. This second indication also was based on ORR. In April 2014, Phase III data from the RESONATE™ trial in patients with CLL was submitted to the FDA in order to convert the accelerated approval into a regular (full) approval for this indication. Subsequently, on July 28, 2014, ibrutinib received regular (full) FDA approval for the treatment of patients with CLL who have received at least one prior therapy. This was the first full FDA approval for ibrutinib, and was granted only five and a half months after the original accelerated approval for this indication, which received FDA Breakthrough Designation in March 2013.
In addition, on that same day, ibrutinib was granted full approval for its third indication for the treatment of CLL patients with del 17p, including treatment naïve (frontline) and previously treated del 17p CLL patients. The approval of ibrutinib for the treatment of del 17p CLL patients made it the first approved treatment for this difficult-to-treat patient population.
Ibrutinib was first approved as a single-agent treatment by the U.S. FDA on November 13, 2013, for its first indication for the treatment of patients with MCL who have received at least one prior therapy. This accelerated approval was based on ORR. An improvement in survival or disease-related symptoms has not been established. Per the limitations of an accelerated approval, continued approval for this indication may be contingent upon verification of clinical benefit in confirmatory trials. FDA Breakthrough Therapy Designation was granted for this indication in February 2013.
Ibrutinib Regulatory Designations: Breakthrough Therapy, Fast Track and Orphan Drug
The U.S. FDA granted Orphan Drug Designation to ibrutinib for the following orphan disease indications: CLL on April 6, 2012; MCL on December 3, 2012; MM on May 16, 2013; SLL on May 30, 2013; WM on October 15, 2013; DLBCL on

October 23, 2013; FL on September 8, 2014; splenic MZL on February 5, 2015; and nodal MZL on February 5, 2015. Orphan Drug Designation provides the company with several benefits and incentives, including a seven-year period of orphan drug exclusivity following the marketing approval during which time the FDA will not grant marketing approval to another drug of the same type for the same indication if the orphan drug is the first of its type approved for the specified indication.
The European Commission also has designated ibrutinib as an orphan medicinal product for the following indications: CLL/SLL on April 26, 2012; MCL on March 12, 2013; DLBCL on November 13, 2013; FL on January 16, 2014; and lymphoplasmacytic lymphoma/WM on April 29, 2014. An EU Orphan Drug Designation provides the drug developer with similar benefits and incentives related to the orphan drug as offered by the U.S. FDA, most importantly including a ten-year period of market exclusivity during which time the EMA will not grant marketing authorization to another drug of the same type for the same indication if the orphan drug is the first of its type approved for the specified indication.
The FDA also granted ibrutinib with Fast Track Designation for the following indications: CLL/SLL on October 29, 2012; MCL on December 18, 2012; FL on August 7, 2014, and; DLBCL on October 24, 2014. Fast Track Designation is a process designed to facilitate the development and expedite the review of drugs to treat serious and life-threatening conditions and address unmet medical needs for the condition.
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
Ibrutinib became one of the first drugs to receive Breakthrough Therapy Designation and is the only drug to have received three separate Breakthrough Therapy Designations. The FDA granted Breakthrough Therapy Designation to ibrutinib as a monotherapy for the treatment of patients with relapsed or refractory MCL and as a monotherapy for the treatment of patients with WM on February 8, 2013, and granted Breakthrough Therapy Designation to ibrutinib as a monotherapy for the treatment of CLL/SLL patients with del 17p on March 18, 2013.
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
Abexinostat has been tested in several clinical trials in the U.S. by Pharmacyclics and internationally by Servier. In the U.S., Pharmacyclics has completed two Phase I studies using abexinostat as a single agent in patients with advanced solid tumors, a Phase I/II trial testing abexinostat single agent in patients with relapsed or refractory NHL and a Phase I trial in soft-tissue sarcoma patients (in combination with doxorubicin, an anti-tumor agent) co-sponsored by the Massachusetts General Hospital and Dana-Farber Cancer Institute. Results from this trial were presented at the annual meeting of the Connective Tissue Oncology Society in November 2012 in Prague, Czech Republic and updated at the AACR Annual Meeting in April

2013. A Phase II study was undertaken in R/R FL and MCL. The results from this study were presented in poster at the 12th International Conference on Malignant Lymphoma (IMCL) in Lugano, Switzerland (June 19-22, 2013). Servier developed a new formulation of our HDAC inhibitor PCI-24781 covered by a U.S. patent application that we own, and we are actively considering additional clinical development opportunities. We are also continuing to investigate combination strategies for PCI-24781 through nonclinical studies.
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
Results of Operations
Total Revenue (in thousands):

	Three Months Ended
	March 31,		Increase/
	2015	2014	(Decrease)

Product revenue, net	$189,158	$56,179	$132,979
Alliance revenue, net	12,525	—	12,525
Collaboration services and other revenue	4,089	3,198	891
License and milestone revenue	—	60,000	(60,000)
Total revenue	$205,772	$119,377	$86,395
For the three months ended March 31, 2015, total revenue increased by $86.4 million compared to the three months ended March 31, 2014 primarily due to a $133.0 million increase in net product revenue from sales of IMBRUVICA and a $12.5 million increase in alliance revenue, net, partially offset by a $60.0 million decrease in milestone revenue under the Agreement.
Product revenue, net
Product revenue, net consists of revenue recorded on sales of IMBRUVICA. We currently market IMBRUVICA in the United States (U.S.) for our four FDA-approved indications for the treatment of patients with: CLL who have received at least one prior therapy; all lines of del 17p CLL; MCL who have received at least one prior therapy; and all lines of WM.
We recognize revenue from the sale of IMBRUVICA when the product’s title and risk of loss transfers to the customer. We derive product revenue, net based on net sales to our specialty pharmacy, specialty distributor and direct customers, less estimated government rebates, charge-backs, returns reserve and prompt payment discounts.
Alliance revenue, net
Alliance revenue, net for the three months ended March 31, 2015 of $12.5 million represents our 50% share of IMBRUVICA profit outside of the U.S. ("ex-U.S."), which is calculated as ex-U.S. IMBRUVICA net product revenue, less ex-U.S. cost of goods sold, less ex-U.S. distribution expenses, less ex-U.S. commercialization expenses as allowed under the Agreement.
Collaboration services and other revenue
Collaboration services and other revenue for the three months ended March 31, 2015 included revenue related to commercial and development services under the Agreement and net income from the sale of the Company's product to Janssen. For the three months ended March 31, 2014, Collaboration services and other revenue included revenue related to commercial and development services under the Agreement.

For the three months ended March 31, 2015, collaboration services and other revenue increased by $0.9 million compared to the prior year period primarily due to sales of the Company's product to Janssen. In December 2011, we entered into the Agreement which provided for a $150.0 million non-refundable upfront payment upon execution (see Note 3 to the condensed consolidated financial statements). The revenue related to the upfront payment was allocated $70.6 million to the licenses, $15.0 million to the committee services and $64.4 million to the development services. Since inception, the $15.0 million and $64.4 million allocated to committee and development services, respectively, is being recognized as revenue as the related services are provided over the estimated service periods of 17 years and 9 years, which are equivalent to the estimated remaining life of the underlying technology and the estimated remaining development period, respectively. As of March 31, 2015, approximately $43.9 million was included in deferred revenue related to the committee and development services, of which $32.8 million was included in deferred revenue non-current.
License and milestone revenue
For the three months ended March 31, 2015, we recognized no milestone revenue under the Agreement, compared to the three months ended March 31, 2014, when we recognized $60.0 million of milestone revenue under the Agreement due to our achievement of two regulatory approval milestones during the period.
Cost of goods sold (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Increase
Cost of goods sold	$16,702	$6,110	$10,592
Cost of goods sold includes third-party manufacturing costs of products sold, fixed manufacturing overhead, royalty fees, and other indirect costs such as employee compensation. For the three months ended March 31, 2015, cost of goods sold increased by $10.6 million primarily due to a $7.9 million increase in royalty expense incurred under the Celera agreement (see Note 3 to the condensed consolidated financial statements) and higher product manufacturing costs due to the increase in sales volume.
We began capitalizing inventory during the year ended December 31, 2013 in connection with the FDA’s approval of IMBRUVICA, as the related costs were expected to be recoverable through the commercialization of the product. As of December 31, 2013, inventory related costs of $16.1 million incurred prior to FDA approval were recorded as research and development expenses in our consolidated statements of operations, of which $1.2 million was remaining on hand as of March 31, 2015. We expect to sell the remaining pre-commercialization inventory on hand over the next 3 to 6 months. Subsequent to the utilization of all our pre-commercialization inventory, we estimate cost of goods sold as a percentage of product revenue, net will be in the range of high single digit to low double digit percentage. The estimated cost of goods sold percentage of product revenue, net includes third-party manufacturing costs of products sold, fixed manufacturing overhead, royalty fees, and other indirect costs such as employee compensation. The range is impacted by our estimate of materials costs from our suppliers as well the level of our fixed overhead costs estimated in relation to our future sales levels.
Research and development (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Increase
Research and development	$49,377	$35,292	$14,085
Research and development expense increased for the three months ended March 31, 2015 by $14.1 million compared to the three months ended March 31, 2014. The increase was primarily due to a $4.9 million increase in payroll and related expenses, a $4.9 million increase in stock-based compensation expense, a $2.4 million increase in consulting and outside services and a $0.9 million increase in clinical trial expenses.
Research and development headcount increased to 344 as of March 31, 2015 from 284 as of March 31, 2014. In the near term, we intend to hire additional research and development employees, as well as incur costs under our collaboration agreements as we continue to invest in the development of our compounds (see Note 3 to our condensed consolidated financial statements). Accordingly, we expect that our research and development expenses will continue to increase.

Research and development costs are identified as either directly attributed to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist of personnel costs directly associated with a program, preclinical study costs, clinical trial costs, and related clinical drug and manufacturing costs, drug formulation costs, contract services and other research expenditures. Indirect costs consist of personnel costs not directly associated with a program, overhead and facility costs and other support service expenses. The following table summarizes our principal product development initiatives, including the related stages of development for each product, the direct costs attributable to each product and total indirect costs for each respective period. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see Item 1A, Risk Factors and the Risk Factors discussed in our Form 10-K for the year ended December 31, 2014.
Direct costs by program and indirect costs are as follows (in thousands):

			R&D Expenses
			Three Months Ended
			March 31,
Program	Description	Phase of Development	2015	2014
BTK Inhibitors	Cancer and Autoimmune	Pre-clinical, Phase I/II/III	$28,859	$23,424
HDAC Inhibitors	Cancer	Phase I/II	1,797	59
Factor VIIa Inhibitor	Cancer	Phase II	2	9
	Total direct costs		30,658	23,492
	Indirect costs		18,719	11,800
	Research and development		$49,377	$35,292
Selling, general and administrative (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Increase
Selling, general and administrative	$49,505	$34,715	$14,790
Selling, general and administrative expense for the three months ended March 31, 2015 increased by $14.8 million compared to the three months ended March 31, 2014. The increase was primarily due to a $6.1 million increase in transaction costs related to the Merger Agreement (see Note 14 to the condensed consolidated financial statements), a $5.6 million increase in stock-based compensation, and a $4.4 million increase in payroll and related expenses.
The selling, general and administrative headcount increased to 290 as of March 31, 2015 from 229 as of March 31, 2014. In the near term, we intend to hire additional commercial and administrative employees, as well as incur costs under our collaboration agreements as we continue to commercialize our products.
Costs of collaboration (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Increase
Costs of collaboration	$86,228	$25,035	$61,193
Costs of collaboration is derived from Janssen's 50% share of U.S. net product revenue less cost of goods sold of IMBRUVICA. Costs of collaboration for the three months ended March 31, 2015 increased by $61.2 million compared to the three months ended March 31, 2014. The increase was primarily due to the increase in our net product revenue during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Income tax provision (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Increase
Income tax provision (benefit)	$86	$(12)	$98
The difference between the estimated annual effective tax rate and the federal statutory rate of 35% was primarily attributable to a year to date benefit not expected to be realized under the application of the ASC No. 740-270, Income tax - Interim reporting (previously FIN 18, “Accounting for Income Taxes in Interim Period”). For the three months ended March 31, 2015, no tax benefit has been recorded under an effective tax rate method as no benefit is expected to be realized for the current year given the Company's full valuation allowance position and also based on the Company's estimate of a tax provision for the year ending December 31, 2015. For the three months ended March 31, 2015, the income tax provision was related to discrete items recorded in the period.
Liquidity and Capital Resources
For the three months ended March 31, 2015, our principal source of liquidity was cash provided by financing activities. At March 31, 2015, we had $886.6 million in cash, cash equivalents and marketable securities.
Net cash used in operating activities of $4.9 million during the three months ended March 31, 2015 primarily consisted of net income of $4.1 million, adjusted by $23.5 million for stock-based compensation expense, a $11.1 million decrease in advances to manufacturers due to the timing of inventory received and a $7.4 million increase in accrued liabilities primarily due to an increase in discounts and rebates resulting from increased net product revenue. These increases in cash provided by operating activities were offset by a $19.4 million increase in prepaid expenses and other assets primarily from an increase in prepaid income taxes, a $14.5 million increase in inventory to meet customer demand, a $12.7 million increase in trade receivables due to the increase in sales of IMBRUVICA during the three months ended March 31, 2015 and an increase of $4.4 million in accounts payable.
Net cash provided by operating activities of $55.5 million during the three months ended March 31, 2014 primarily consisted of net income of $18.3 million, adjusted by $13.0 million for stock-based compensation expense, a $50.9 million decrease in the receivable from collaboration partners and a $14.5 million increase in the payable to collaboration partner. The increase in cash provided by operating activities were partially offset by an increase in trade receivable of $16.0 million due to sales of IMBRUVICA during the three months ended March 31, 2014, an increase in inventory of $15.8 million to meet customer demand and a decrease in accrued liabilities of $7.0 million primarily due to the payment of bonuses during the three months ended March 31, 2014 and the timing of payments for inventory purchases.
Net cash used in investing activities of $1.1 million for the three months ended March 31, 2015 consisted primarily of $1.1 million used to purchase property and equipment.
Net cash used in investing activities of $6.0 million for the three months ended March 31, 2014 consisted primarily of $6.2 million used to purchase property and equipment, $2.6 million used to purchase marketable securities, partially offset by $2.9 million of proceeds from the maturities of marketable securities.
Net cash provided by financing activities of $35.7 million for the three months ended March 31, 2015 consisted primarily of $18.2 million of proceeds from the issuance of common stock upon the exercise of stock options. and $18.0 million of excess tax benefit from stock-based compensation arrangements.
Net cash provided by financing activities of $5.2 million for the three months ended March 31, 2014 consisted of $5.2 million of proceeds from the issuance of common stock upon the exercise of stock options.
In December 2011, we received a $150.0 million upfront payment from our collaboration and license agreement with Janssen. The collaboration and license agreement provided us with the potential to receive future milestone payments of up to $825.0 million. As of March 31, 2015, $605.0 million in milestone payments had been earned by us under the Agreement and we may receive up to an additional $220.0 million in development, regulatory and approval milestone payments. However, clinical development entails risks and we have no assurance as to whether or when the milestone targets might be achieved (see Note 3 to the condensed consolidated financial statements for additional information).
Under the Agreement, we have a $50.0 million annual cap on our share of collaboration costs and pre-tax commercial losses for each calendar year until the third profitable calendar quarter for the collaboration, as determined in the Agreement and any Excess Amounts are funded by Janssen. Under the Agreement, Excess Amounts will become payable to Janssen, together with interest, in calendar quarters subsequent to the three months ended March 31, 2015, which represented our third profitable quarter for the collaboration. Excess Amounts are expected to become payable in subsequent quarters of profitability for the collaboration until the Excess Amounts and applicable interest has been fully repaid (see Note 3 to the condensed consolidated financial statements). As of March 31, 2015, total Excess Amounts were $139.2 million (which was comprised of the cumulative amount funded by Janssen to-date of $134.3 million and interest of $4.9 million) (see Note 3 to the condensed consolidated financial statements).
Based upon the current status of our product development and plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next 12 months. Our actual capital requirements will depend on many factors, including the following:

•	our continued ability to successfully market IMBRUVICA;

•	the amount of sales of IMBRUVICA and any other products that we may commercialize;

•	the timing of the repayment of Excess Amounts (see above);

•	the costs of obtaining clinical and commercial supplies of IMBRUVICA;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in obtaining additional regulatory approvals;

•	continued progress of our research and development programs;

•	our ability to maintain and establish collaborative arrangements with third parties;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the amount and timing of capital expenditures; and

•	competing technological and market developments.
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
Contractual Obligations
The following table summarizes our primary non-cancelable contractual obligations as of March 31, 2015 (in thousands):

	Payments due by Period
Contractual Obligations (1)(2)	Total	2015 (remaining 9 months)	2016	2017	2018	2019	2020	Thereafter
Operating lease obligations	$11,900	$2,376	$2,752	$2,143	$857	$882	909	$1,981
Purchase commitments (3)	76,809	11,984	7,945	7,642	7,575	7,575	7,575	26,513
Total	$88,709	$14,360	$10,697	$9,785	$8,432	$8,457	$8,484	$28,494
(1) Excluded from the above table are Excess Amounts under the collaboration and license agreement with Janssen. Under the Agreement, Excess Amounts will become payable to Janssen, together with interest, in calendar quarters subsequent to the three months ended March 31, 2015, which represented our third profitable quarter for the collaboration. Excess Amounts are expected to become payable in subsequent quarters of profitability for the collaboration until the Excess Amounts and applicable interest has been fully repaid. As of March 31, 2015, total Excess Amounts were $139.2 million (which was comprised of the cumulative amount funded by Janssen to-date of $134.3 million and interest of $4.9 million) (see Note 3 to the condensed consolidated financial statements).
(2) With respect to the offer and the Mergers, we engaged J.P. Morgan and Centerview Partners LLC (Centerview) as financial advisors (see ‘Pending Agreement and Plan of Reorganization with AbbVie Inc.’ above). Subject to the consummation of the Mergers, we will pay a fee of approximately $39.3 million each to J.P. Morgan and Centerview. Such amounts are excluded from the above table as they are subject to the consummation of the Mergers.
(3) Purchase commitments primarily consist of non-cancelable fees related to our long-term agreement with a contract manufacturer for the use of a dedicated drug manufacturing facility and non-cancelable orders for purchases from our contract manufacturers.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies, Estimates and Judgments
Our critical accounting estimates include those regarding (1) revenue recognition, (2) valuation of inventories, (3) research and development, (4) stock-based compensation and (5) income taxes. For a discussion of our critical accounting estimates, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Estimates and Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014, with early adoption permitted. We have adopted this new guidance and which resulted in no impact on our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There was no significant change in our exposure to market risk since December 31, 2014.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are involved in various claims and legal proceedings, including the class actions suits described below. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue amounts, to the extent they can be reasonably estimated, that we believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. These accruals are adjusted periodically as assessments change or additional information becomes available. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving us, we do not believe any pending matter will be resolved in a manner that would have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
In March 2015, four putative class action lawsuits were filed against the members of the Pharmacyclics board of directors and certain others (the "Defendants") in the Superior Court of the State of California, Santa Clara County. Each alleges generally that the members of the Pharmacyclics board of directors breached their fiduciary duties in connection with AbbVie's offer to acquire all of our outstanding shares and the Mergers by, among other things, (i) failing to maximize the value of Pharmacyclics to our public stockholders, (ii) ignoring or failing to protect against conflicts of interests and (iii) agreeing to unreasonable deal protection devices (see Part I, Item 2, Pending Agreement and Plan of Reorganization with AbbVie Inc. for a brief discussion of AbbVie's offer and the Mergers). The plaintiffs seek, among other relief, equitable relief to enjoin consummation of the Offer and the Mergers, rescission of the Offer and the Mergers and/or rescissory damages, and attorneys' fees and costs.
On April 16, 2015, all parties to the shareholder suits entered into a Memorandum of Understanding ("MOU") to settle these lawsuits. The Defendants in the MOU have denied, and continue to deny, that any of them has committed, threatened to commit, or aided and abetted in the commission of, any wrongdoing, violations of law or breaches of duty to the plaintiffs, the class or anyone else in connection with the settled claims. We currently anticipate that the MOU will undergo judicial review for approval during the second half of 2015.
Item  1A. Risk Factors
Other than discussed below, there are no material changes to the risk factors previously disclosed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 and otherwise subsequently disclosed in our reports filed with the SEC. An investment in our securities involves a high degree of risk. Anyone who is making an investment decision regarding our securities should carefully consider the following risk factors, as well as the other information contained or incorporated by reference in this report. The risks and uncertainties described below are those that we currently believe may materially affect our company or your investment. Other risks and uncertainties that we do not presently consider to be material, or of which we are not presently aware, may become important factors that adversely affect our security holders or us in the future. If any of the risks discussed below actually materialize, then our business, financial condition, operating results, cash flows and future prospects, or your investment in our securities, could be materially and adversely affected, resulting in a loss of all or part of your investment.

Legal proceedings in connection with the transaction, the outcomes of which are uncertain, could delay or prevent the completion of the Mergers.

Since the announcement of the Merger Agreement, several putative class action lawsuits have been filed on behalf of stockholders of  the Company (alleging, among other things, that the merger consideration is too low). The complaints seek, among other things, class action status, an order preliminarily and permanently enjoining the proposed transaction, rescission of the transaction if it is consummated, damages, and attorneys’ fees and expenses. Such legal proceedings could delay or prevent the transaction from becoming effective within the agreed upon timeframe. Additional information about the Merger Agreement is included in Part 1, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Pending Agreement and Plan of Reorganization with AbbVie Inc.

The transaction is subject to the receipt of certain required clearances or approvals from governmental entities that could delay the completion of the Mergers or impose conditions that could have a material adverse effect on the combined company.
Completion of the Mergers is conditioned upon the receipt of certain governmental clearances or approvals, including, without limitation, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act). There can be no assurance that these clearances and approvals will be obtained. In addition, the governmental entities from which these clearances and approvals are required may impose conditions on the completion of the Mergers or require changes to the terms of the Mergers. If we or AbbVie become subject to any material conditions in order to obtain any clearances or  approvals required to complete the Mergers, the business and results of operations of the combined company may be adversely affected.

Failure to complete the Mergers could negatively impact the stock price and the future business and our financial results.
If the Mergers are not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the transaction, we could be subject to a number of risks, including the following: we may be required to pay AbbVie a termination fee of up to $680 million if the acquisition agreement is terminated under certain circumstances (as described in the transaction agreement); we will be required to pay certain costs relating to the transaction, whether or not the acquisition is completed; and matters relating to the acquisition (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company as an independent company. we could be subject to litigation related to any failure to complete the transaction or related to any enforcement proceeding commenced against the Company to perform its respective obligations under the transaction agreement. If the transaction is not completed, these risks may materialize and may adversely affect our business, financial results and stock price.

Our stockholders may not receive all consideration in the form elected.
        Our stockholders electing to receive either the all-cash consideration or the all-stock consideration in the Offer will be subject to proration to ensure that approximately 41.7% of the aggregate consideration in the Offer will be paid in shares of AbbVie common stock, and approximately 58.3% of the aggregate consideration in the Offer (as reduced by tour shares held by stockholders who have properly exercised and perfected dissenters' rights under the Delaware General Corporation Law) will be paid in cash. Similarly, our stockholders electing to receive either the all-cash consideration or the all-stock consideration in the Mergers will be subject to proration to ensure that approximately 41.7% of the aggregate consideration in the first merger will be paid in shares of AbbVie common stock, and approximately 58.3% of the aggregate consideration in the first merger will be paid in cash. Further proration may be required to ensure the receipt of an opinion by each of AbbVie and the Company from our respective legal counsel to the effect that the Offer and the Mergers, taken together, will qualify as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code. The receipt of these opinions is a condition to the Offer. Accordingly, some of the consideration a Company stockholder receives in the Offer or the Mergers may differ from the type of consideration selected and such difference may be significant. This may result in, among other things, tax consequences that differ from those that would have resulted if a Company stockholder had received solely the form of consideration that you elected.

Our stockholders who receive AbbVie common stock in the Offer will become AbbVie stockholders. AbbVie common stock may be affected by different factors and AbbVie stockholders will have different rights than our stockholders.
        Upon consummation of the Offer, our stockholders receiving shares of AbbVie common stock will become stockholders of AbbVie. AbbVie's business differs from that of the Company, and AbbVie's results of operations and the trading price of AbbVie common stock may be adversely affected by factors different from those that would affect the Company's results of operations and stock price. In addition, holders of shares of AbbVie common stock will have rights as AbbVie stockholders that differ from the rights they had as Company stockholders before the Offer or the Mergers.
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

Pharmacyclics, Inc.

(Registrant)

Dated: May 4, 2015	By:	/s/ ROBERT W. DUGGAN
Robert W. Duggan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2015	By:	/s/ MANMEET S. SONI
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